Form 10-Q
period 2010-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2010-12-06
CIK 1482430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-164703

KBS REAL ESTATE INVESTMENT TRUST III, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1627896
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1300 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

(949) 417-6500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-164703), was declared effective October 26, 2010. This is the first report required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 6, 2010, the Registrant had issued 20,000 shares of common stock, all of which are held by an affiliate of the Registrant.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	January 27, 2010
	(unaudited)
Assets
Cash and cash equivalents	$200,000	$200,000

Total assets	$200,000	$200,000

Liabilities and stockholder’s equity
Liabilities
Total liabilities	$—	$—

Commitments and contingencies (Note 5)

Stockholder’s equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800

Total stockholder’s equity	200,000	200,000

Total liabilities and stockholder’s equity	$200,000	$200,000

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS

September 30, 2010

(unaudited)

1. ORGANIZATION

KBS Real Estate Investment Trust III, Inc. (the “Company”) was formed on December 22, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) commencing with its taxable year ending December 31, 2011. Substantially all of the Company’s business is expected to be conducted through KBS Limited Partnership III (the “Operating Partnership”), a Delaware limited partnership formed on January 5, 2010. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS REIT Holdings III LLC (“REIT Holdings III”), the limited partner of the operating partnership formed on January 5, 2010, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings III.

Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered with the Advisor on September 27, 2010, as amended (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2010, the Advisor owns 20,000 shares of common stock.

The Company intends to invest in a diverse portfolio of real estate properties and real estate-related assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies.

On February 4, 2010, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares are being offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on October 26, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement dated October 26, 2010 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate properties and real estate-related assets.

As of September 30, 2010, neither the Company nor the Operating Partnership had acquired or contracted to make any investments. Also as of September 30, 2010, the Advisor had not identified any assets in which there is a reasonable probability that the Company or the Operating Partnership will invest.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated balance sheets include the accounts of the Company, REIT Holdings III and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated balance sheet has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated balance sheet does not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the balance sheet for the unaudited interim period presented includes all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such period. Pursuant to Rule 4-03 of Regulation S-X, the Company has omitted the consolidated statement of operations, consolidated statement of equity and consolidated statement of cash flows because the Company has not commenced operations.

Use of Estimates

The preparation of the consolidated balance sheets in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of September 30, 2010 and January 27, 2010.

At September 30, 2010 and January 27, 2010, the Company’s cash and cash equivalents balance was $0.2 million, which approximates the fair value due to the short-term nature of these items.

Revenue Recognition

The Company will recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and will record amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, the Company will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company will make estimates of the collectibility of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Management will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Interest income from any real estate loans receivable the Company may purchase or originate will be recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, will be amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

The Company will recognize interest income on real estate securities that are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities will require the use of a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

The Company will recognize interest income on its cash and cash equivalents as it is earned and will record such amounts as other interest income.

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to a tenant’s space will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

Real Estate Acquisition Valuation

The Company will record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination will be measured at their acquisition date fair values, acquisition costs will be expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

The Company will assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

The Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

The Company will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company will amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company will monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

Real Estate Loans Receivable

The Company will record real estate loans receivable at amortized cost, net of loan loss reserves (if any), and will evaluate these loans for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve will be adjusted through “Provision for loan losses” on the Company’s consolidated statements of operations and will be decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired. The Company will consider a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company will also consider a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve will be established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of an impaired loan are lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses will be recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for the pool of loans will be derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management will assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Fair Value Measurements

Under GAAP, the Company will be required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company will be required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

When available, the Company will utilize quoted market prices from an independent third party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The Company will consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid ask spread or significant increase in the bid ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

The Company will consider the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem the shares until the stockholder has held the shares for one year.

•

During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the program, the Company will initially redeem shares at prices determined as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities – whether through the primary offering or a follow-on public offering – and has not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

The Company will record amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company will present the net proceeds from the current year and prior year dividend reinvestment plan, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.

The Company will classify financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to redeem shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As of September 30, 2010, no shares had been tendered for redemption or redeemed by the Company because no shares were eligible for redemption.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These other offering costs include all expenses to be incurred by the Company in connection with the Offering. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds.

In the event the Minimum Number of Shares of the Company’s common stock is not sold to the public, the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs. As of September 30, 2010 and January 27, 2010, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $1.3 million and $0.3 million, respectively. These costs are not recorded in the financial statements of the Company as of September 30, 2010 and January 27, 2010 because such costs are not a liability of the Company until the Minimum Number of Shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred, which include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company; and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

Independent Director Compensation

The Company will pay each of its independent directors an annual retainer of $40,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. No independent director fees or director reimbursements are payable unless the Company sells the Minimum Number of Shares; until the Company sells the Minimum Number of Shares, fees and other amounts payable to the board of directors will accrue without interest. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 4.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ending December 31, 2011. The Company expects to have little or no taxable income prior to the year for which it intends to elect REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

Industry Segments

The Company expects to invest in and manage a diverse portfolio of real estate properties and real estate-related assets, including the acquisition of commercial properties and investment in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt securities such as mortgage-backed securities and debt securities issued by other real estate companies; equity securities of real estate companies; and certain types of illiquid securities. As a result, the Company may operate in two business segments: real estate and real estate-related.

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 did not have an impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 is effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements.

3. STOCKHOLDER’S EQUITY

General

Under the Articles of Incorporation of the Company, the total number of shares of capital stock authorized for issuance is 1,010,000,000 shares, consisting of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock, each as defined by the Company’s Articles of Incorporation.

The shares of common stock have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of September 30, 2010 and January 27, 2010, the Company had issued 20,000 shares of common stock.

The Company is authorized to issue one or more classes or series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of September 30, 2010 and January 27, 2010, no shares of the Company’s preferred stock were issued and outstanding.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities – whether through the primary offering or follow-on public offerings – and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.

4. RELATED PARTY TRANSACTIONS

The Company has entered the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate properties and real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The fees and reimbursement obligations are as follows:

Form of Compensation	Amounts
Selling Commission

The Company will pay the Dealer Manager up to 6.5% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager will reallow 100% of commissions earned to participating broker-dealers. No sales commission will be paid on shares sold through the dividend reinvestment plan.

Assuming all shares in the primary offering are sold at the highest possible selling commissions (with no discounts to any categories of purchasers), estimated selling commissions are approximately $162,500 if the Company sells the minimum of 250,000 shares and approximately $130,000,000 if the Company sells the maximum of 200,000,000 shares in the primary offering.

Dealer Manager Fee

The Company will pay the Dealer Manager up to 3.0% of gross offering proceeds. No dealer manager fee is payable on shares sold under the dividend reinvestment plan. The Dealer Manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and in special cases the dealer manager may increase the reallowance. A reduced dealer manager fee is payable with respect to certain volume discount sales.

The estimated dealer manager fee is approximately $75,000 if the Company sells the minimum of 250,000 shares and approximately $60,000,000 if the Company sells the maximum of 200,000,000 shares in the primary offering.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

Form of Compensation	Amounts
Reimbursement of Organization and Offering Expenses

The Company will reimburse the Advisor or its affiliates for organization and other offering expenses (as discussed in Note 2) incurred by the Advisor or its affiliates on behalf of the Company to the extent that reimbursement would not cause selling commissions, the dealer manager fee and the organization and other offering expenses borne by the Company to exceed 15.0% of gross offering proceeds as of the date of reimbursement.

The Company estimates organization and offering costs (other than selling commissions and the dealer manager fees) of approximately $137,500 if the Company sells the minimum of 250,000 shares and approximately $19,136,791 if the Company sells the maximum of 280,000,000 shares.

Acquisition Fee	The Company will pay the Advisor 1.0% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company will pay an origination fee to the Advisor or its subsidiary in lieu of an acquisition fee.

Origination Fee	The Company will pay the Advisor or its subsidiary 1.0% of the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any acquisition or origination expenses related to such investment and any debt used to fund the acquisition or origination of the loan. The Company will not pay an acquisition fee with respect to such loans. This fee relates to services provided to the Company in connection with sourcing and structuring investments in and originations of loans.

Acquisition and Origination Expenses	The Company will reimburse the Advisor or its affiliates for customary acquisition and origination expenses (including expenses relating to potential investments that do not close), such as legal fees and expenses (including fees of independent contractor in-house counsel that are not employees of the advisor), costs of due diligence, travel and communications expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of real estate properties, real estate-related loans, real estate-related debt securities and other real estate-related investments. The Company estimates that these expenses will be an amount equal to approximately 0.59% of the cost of its investments, excluding fees and expenses associated with such investments.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

Form of Compensation	Amounts
Asset Management Fee (1)	With respect to investments in real property, the asset management fee the Company will pay the Advisor will be a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. With respect to investments in loans and any investments other than real property, the asset management fee the Company will pay the Advisor will be a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition or origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.

Reimbursement of Operating Expenses (1)	The Company will reimburse the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and IT costs. The Advisor may seek reimbursement for employee costs under the Advisory Agreement. At this time, the Advisor only expects to seek reimbursement for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future if the Advisor seeks reimbursement for additional employee costs, such costs may include the Company’s proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. The Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor or its affiliates receive acquisition, origination, or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

Form of Compensation	Amounts
Disposition Fee (1)

For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor, the sponsors or their affiliates a disposition fee of 1.0% of the contract sales price of each real property or other investments sold (including residential or commercial mortgage-backed securities issued by a subsidiary of the Company as part of a securitization transaction); provided, however, that if in connection with such disposition commissions are paid to third parties unaffiliated with the Advisor, the sponsors or their affiliates, the fee paid to the Advisor, the sponsors, or their affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the disposition fees paid to the Advisor, the sponsors, their affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will count against the limit on “total operating expenses” described below.

The Company does not intend to sell assets to affiliates. However, if the Company does sell an asset to an affiliate, its organizational documents would not prohibit it from paying the Advisor a disposition fee. Before the Company sells an asset to an affiliate, the Company’s Articles of Incorporation would require that a majority of the Company’s board of directors (including a majority of the members of the conflicts committee) not otherwise interested in the transaction conclude that the transaction is fair and reasonable to the Company.

Subordinated Participation in Net Cash Flows (1)	After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise. To the extent this fee is derived from cash flows other than net sales proceeds, this fee will count against the limit on “total operating expenses” described below.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

Form of Compensation	Amounts
Subordinated Incentive Listing Fee (1)	Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15.0% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate a 8.0% per year cumulative, noncompounded return to stockholders. This fee will count against the limit on “total operating expenses” described below.

(1) Commencing on the earlier of four fiscal quarters after (i) the Company makes its first investment or (ii) six months after commencement of the Company’s Offering, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

“Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves.

“Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain on the sale of the Company’s assets; and (f) acquisition fees, origination fees, acquisition and origination expenses (including expenses relating to potential investments that the Company does not close), disposition fees on the sale of real property and other expenses connected with the acquisition, origination, disposition and ownership of real estate interests, loans or other properties (other than disposition fees on the sale of assets other than real property), such as the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property. To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee will count against the limit on “total operating expenses.” To the extent the fee described above at “Disposition Fee” is paid upon the sale of any assets other than real property, that fee will count against the limit on “total operating expenses.” To the extent the Advisor receives the fee described above at “Subordinated Incentive Listing Fee,” that fee will count against the limit on “total operating expenses.”

The Advisory Agreement has a one-year term. The Company may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONDENSED NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2010

(unaudited)

Conflicts of Interest

All of the Company’s executive officers, some of the Company’s directors and the key real estate and debt finance professionals assembled by the Advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in the Advisor, the Dealer Manager and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisers to institutional investors in real estate and real estate-related assets and, through KBS Capital Advisors, these persons serve as the advisor to KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., and KBS Legacy Partners Apartment REIT, Inc. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

Some of the material conflicts that the Advisor, the Dealer Manager, or their affiliates face are 1) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other KBS-sponsored programs and KBS-advised investors, and the other activities in which they are involved; 2) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided the Company; and 3) the fees received by the Advisor, the Dealer Manager and their affiliates in connection with the Company’s Offering.

5. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Legal Matters

From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

6. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated balance sheets are issued.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying balance sheets of KBS Real Estate Investment Trust III, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Real Estate Investment Trust III, Inc., a Maryland corporation, and, as required by context, KBS Limited Partnership III, a Delaware limited partnership, which we refer to as the “Operating Partnership,” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust III, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have no operating history and as of September 30, 2010, our assets consist of $200,000 of cash and cash equivalents. We have not identified any investments to acquire.

•

We are dependent on our advisor to identify suitable investments and to manage our investments. Our advisor has a limited operating history. This inexperience makes our future performance difficult to predict.

•

All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments will be based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

•

Because investment opportunities that are suitable for us may also be suitable for other KBS-advised programs or investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•

There is no assurance that we will raise the maximum offering amount in our initial public offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of real estate properties and real estate-related assets as we otherwise would and the value of an investment in us may vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us if we have less diversity in our portfolio.

•

We will pay substantial fees to and expenses of our advisor, affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment in us. These fees increase our stockholders’ risk of loss.

•

Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from financings to fund distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•

Our policies do not limit us from incurring debt until our borrowings would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

All forward-looking statements should be read in light of the risks described above and identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-164703) filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

Overview

We were formed on December 22, 2009 as a Maryland corporation and intend to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in the ongoing initial public offering.

We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate properties and real estate-related assets. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing real estate properties and real estate-related assets that provide attractive and stable returns to our investors. We intend to allocate between 60% and 70% of our portfolio to investments in core properties and between 30% and 40% of our portfolio to other real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition.

As of December 6, 2010, we had not broken escrow in our initial public offering or acquired, originated or contracted to make any investments. We also had not identified any assets in which there is a reasonable probability that we will invest.

KBS Capital Advisors LLC is our advisor. As our advisor, KBS Capital Advisors will manage our day-to-day operations and our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors will also provide asset-management, marketing, investor-relations and other administrative services on our behalf.

We intend to make an election to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ending December 31, 2011. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2011, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook – Real Estate and Real Estate Finance Markets

The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.

During 2008 and 2009, the global financial markets experienced increased volatility due to the widespread concerns about credit risk and the functioning of the capital markets. Economies throughout the world have experienced substantially increased unemployment and sagging consumer confidence due to a downturn in economic activity. According to the U.S. Bureau of Labor Statistics, there were approximately 8.4 million jobs lost in the U.S. from December 2007 through December 2009 and the unemployment rate peaked in 2009 at 10.1%, up from 5.0% in December 2007. In addition, the failure (and near failure) of several large financial institutions and the expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and a continued skepticism in the general business climate.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has experienced deteriorating fundamentals across all major property types and in most geographic markets. In general, borrower defaults continue to rise, rental rates have fallen, and demand for commercial real estate space in most markets has contracted. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

Currently, benchmark interest rates, such as LIBOR, are near historic lows. This has allowed borrowers with floating rate debt to continue to make debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. Low short-term rates have allowed borrowers to meet their debt obligations; however, these borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will have to find new sources of funds in order to recapitalize their properties.

In late 2008 and throughout 2009, transaction volume for commercial real estate declined dramatically. Increased market volatility has led to uncertainty and poor investor confidence with regard to future market conditions. In the third quarter of 2009, government programs designed to provide liquidity to the capital markets and low short-term interest rates began to have an effect on the demand for assets with yield. Credit spreads across most of the fixed income markets experienced a dramatic decrease, allowing the commercial real estate markets to stabilize. Following a prolonged period of inactivity, transaction activity has slowly increased and some measure of liquidity has made its way into the market; however, the volume is well below that seen prior to 2008.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, was inactive for over a year and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the previous five years. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which, coupled with historically low rates and slightly-relaxed underwriting standards, has helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase real estate and real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2010, we have not made any investments, and our total assets consist of $200,000 of cash and cash equivalents.

We will not sell any shares in our ongoing initial public offering unless we raise a minimum of $2,500,000 in gross offering proceeds from persons who are not affiliated with us, our sponsors or our advisor. If we are unable to raise substantially more funds in our ongoing initial public offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our ongoing initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.

We currently have no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition of real-estate related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the market’s appetite for such financings. Though this is our target leverage, our charter does not limit our leverage until our borrowings would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee. As of September 30, 2010, we had not acquired, originated or contracted to make any investments. Also, as of September 30, 2010, our advisor had not identified any assets in which there is a reasonable probability that we will invest.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2011. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.

Results of Operations

We were formed on December 22, 2009 and, as of September 30, 2010, we have not commenced operations. We will not commence any significant operations until we have made investments with the net proceeds from our ongoing initial public offering. As of September 30, 2010, our advisor has incurred organization and offering expenses on our behalf of $1.3 million. The reimbursement of these organization and offering costs to our advisor is contingent on us raising the minimum offering amount in our ongoing initial public offering and we may only reimburse our advisor to the extent that the reimbursement would not cause selling commissions, dealer manager fees and the other organization and offering expenses incurred by us to exceed 15% of the gross proceeds of the offering as of the date of reimbursement. Therefore, these costs are not our liabilities as of September 30, 2010.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that will be inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Revenue Recognition

We will recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and will record amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, we will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We will make estimates of the collectibility of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Interest income from any real estate loans receivable we may purchase or originate will be recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, will be amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

We will recognize interest income on real estate securities that are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities will require the use of a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

We will recognize interest income on our cash and cash equivalents as it is earned and will record such amounts as other interest income.

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to a tenant’s space will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Acquisition Valuation

We will record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination will be measured at their acquisition-date fair values, acquisition costs will be expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We will assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

We will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

We will amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.

Real Estate Loans Receivable

We will record real estate loans receivable at amortized cost, net of loan loss reserves (if any), and will evaluate these loans for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve will be adjusted through “Provision for loan losses” on our consolidated statements of operations and will be decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The asset-specific reserve component relates to reserves for losses on loans considered impaired. We will consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We will also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve will be established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of an impaired loan are lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses will be recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for the pool of loans will be derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, our management will assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Fair Value Measurements

Under GAAP, we will be required to measure certain financial instruments at fair value on a recurring basis. In addition, we will be required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, we will utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We will consider the following factors to be indicators of an inactive market: (i) there are few recent transactions; (ii) price quotations are not based on current information; (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets); (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability; (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability; (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread; (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities; and (viii) little information is released publicly (for example, a principal-to-principal market).

We will consider the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions; (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant; (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced); and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with its taxable year ending December 31, 2011. We expect to have little or no taxable income prior to the year for which we intend to elect REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Industry Segments

We intend to invest in and manage a diverse portfolio of real estate properties and real estate-related assets, including the acquisition of commercial properties and investment in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt securities such as mortgage-backed securities and debt securities issued by other real estate companies; equity securities of real estate companies; and certain types of illiquid securities. As a result, we may operate in two business segments: real estate and real estate-related.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Please see the risks identified under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-164703) filed with the SEC, as the same may be amended and supplemented from time to time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of September 30, 2010, our advisor has incurred organization and offering costs on our behalf of approximately $1.3 million. These costs are not recorded in our financial statements as of September 30, 2010 because such costs are not a liability of ours until the minimum number of shares of our common stock is issued, and such costs will only become a liability of ours to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate properties and real estate-related assets. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program; development costs; capital expenditures; tenant improvement costs and other funding obligations.

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.

Pursuant to the share redemption program, there are several limitations on our ability to redeem shares:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

•

During any calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Pursuant to the program, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price will be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter and will report such estimated values to you in our annual report, our quarterly reports, or in a current report on Form 8-K, as appropriate. We will also provide information about our estimated value per share on our web site (such information may be provided by means of a link to our public filings on the SEC’s web site, http://www.sec.gov). “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the three months ended September 30, 2010, we did not redeem any shares pursuant to our share redemption program because no shares were eligible for redemption.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (333-164703), filed September 30, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (333-164703), filed September 30, 2010

4.1	Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-11 (333-164703), filed October 14, 2010

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-11 (333-164703), filed August 20, 2010

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-11 (333-164703), filed October 14, 2010

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (333-164703), filed September 30, 2010

4.5	Escrow Agreement, incorporated by reference to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (333-164703), filed September 30, 2010

10.1	Dealer Manager Agreement with Selected Dealer Agreement, dated October 26, 2010

10.2	Advisory Agreement, dated September 27, 2010, incorporated by reference to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (333-164703), filed September 30, 2010

10.3	Amendment No. 1 to the Advisory Agreement, dated November 18, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date: December 6, 2010	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board Chief Executive Officer and Director

Date: December 6, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer