Form 10-K
period 2010-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2011-03-11
CIK 1482430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-164703

KBS REAL ESTATE INVESTMENT TRUST III, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1627696
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1300 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

(949) 417-6500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were no shares of common stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 9, 2011, there were 20,000 outstanding shares of common stock of the Registrant, all of which were held by an affiliate.

FORWARD-LOOKING STATEMENTS

Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust III, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•

We have no operating history and as of December 31, 2010, our assets consisted of $200,000 of cash and cash equivalents. We have not identified any investments to acquire. We are dependent on our advisor to identify suitable investments and to manage our investments.

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

•

We will pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our initial public offering, to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders’ risk of loss.

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

•	If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

KBS Real Estate Investment Trust III, Inc. (the “Company”) is a Maryland corporation that was formed on December 22, 2009 to invest in a diverse portfolio of real estate properties and real estate-related assets. The Company intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership III, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner.

On February 4, 2010, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.

The primary types of properties we expect to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies.

As of December 31, 2010, we had not broken escrow in our initial public offering or acquired, originated or contracted to make any investments. We also had not identified any assets in which there is a reasonable probability that we will invest.

Subject to certain restrictions and limitations, our business will be managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor will conduct our operations and manage our portfolio of real estate and real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.

Investment Objectives

We intend to invest in and manage a diverse portfolio of real estate and real estate-related assets. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing real estate and real estate-related assets that provide attractive and stable returns to our investors. We intend to allocate between 60% and 70% of our portfolio to investments in core properties, which are generally existing properties with at least 80% occupancy and minimal near-term rollover, and allocate between 30% and 40% of our portfolio to real estate-related investments. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.

Although these percentages represent our target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment opportunity because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will focus on the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), the portfolio may consist of a greater percentage of real estate-related investments.

Real Estate Portfolio

Real Estate Properties

We expect to invest in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. The types of properties that we may invest in include office, industrial, and retail properties located throughout the United States. Although we may invest in any of these types of properties, the primary property types in which we intend to invest are as follows (in no order of priority):

•

office properties — including low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation; and

•	industrial properties — including warehouse and distribution facilities, office/warehouse flex properties, research and development properties and light industrial properties.

We will generally hold fee title or a long-term leasehold estate in the properties we acquire. We may also invest in or acquire operating companies or other entities that own and operate assets that meet our investment objectives. We will make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We may also participate with other entities (including non-affiliated entities) in property ownership through joint ventures, limited liability companies, partnerships and other types of common ownership.

We generally intend to hold our core properties for four to seven years, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of properties. However, economic and market conditions may influence us to hold our investments for different periods of time.

Real Estate-Related Assets

We also expect to make substantial investments in real estate-related loans, including first and second mortgage loans, mezzanine loans, B-Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in such loans. We intend to structure, underwrite and originate some of the debt products in which we invest. Our underwriting process will involve comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we will be able to efficiently structure a diverse range of products. For instance, we may sell some components of the debt we originate while retaining attractive, risk-adjusted strips of the debt for ourselves. Our advisor will source our debt investments.

We may also invest in debt and equity securities. The debt securities in which we may invest include commercial mortgage-backed securities (“CMBS”) and debt securities issued by other real estate companies. While we may invest in any of these debt-related investments, we expect that the majority of these investments will be CMBS. With respect to equity securities, we may purchase the common or preferred stock of REITs or other real estate companies or options to acquire their stock. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.

Financing Objectives

We may use borrowing proceeds to finance acquisitions of new properties or assets or for originations of new loans; to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio. We may elect to secure financing subsequent to the acquisition date on future real estate properties and initially acquire investments without debt financing. To the extent that we do not finance our properties and other investments, our ability to acquire additional properties and real estate-related investments will be restricted.

Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition and origination of real-estate related investments to be between 0% and 65% of the aggregate cost of all such assets depending upon the market’s appetite for such financings. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, meaning that our borrowings may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed the 75% limit in our charter only if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our initial public offering, and to the extent financing in excess of our charter limit is available at attractive terms, the conflicts committee may approve debt in excess of the charter limit. From time to time, our debt financing could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing.

Market Outlook – Real Estate and Real Estate Finance Markets

The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.

During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Despite improved stock market performance and positive economic indicators, a lack of job creation, low consumer confidence and a growing federal budget deficit temper the positive indicators. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation.

Bank earnings and liquidity have rebounded, particularly among larger financial institutions. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.

Over the past several months, the U.S. commercial real estate industry has experienced a slow-down in the deterioration of fundamental benchmarks, such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

Currently, benchmark interest rates, such as LIBOR, remain near historic lows. This has allowed borrowers with floating rate debt to continue to make debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. Low short-term rates have allowed these borrowers to meet their debt obligations; however, they would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers may have to find new sources of funds in order to recapitalize their properties.

Throughout the financial crisis and economic downturn, commercial real estate transactions experienced a sharp decline in volume. Recent trends indicate a modest rebound in transaction activity. High-quality assets in top-tier markets experienced the largest increase in transaction volume. One of the significant barriers to deal flow is the spread between buyer/seller pricing expectations. It is expected that more commercial properties will come into the market as loans mature, marginally performing properties default and banks increase their foreclosure activity. From a financing perspective, new lending is expected to remain subdued in the near term. The CMBS market, formerly a significant source of liquidity and debt capital, was inactive in 2008 and 2009, and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which has, coupled with historically low interest rates and slightly-relaxed underwriting standards, helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Economic Dependency

We are dependent on our advisor and the dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

Competitive Market Factors

The success of our portfolio of real estate-related investments will depend, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we will compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

The United States commercial real estate investment and leasing markets remains competitive. We face competition from various entities for investment opportunities in commercial and office properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our ongoing initial public offering. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

Compliance with Federal, State and Local Environmental Law

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders. All of our properties will be subject to Phase I environmental assessments at the time they are acquired.

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

Employees

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Principal Executive Office

Our principal executive offices are located at 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660. Our telephone number, general facsimile number and web address are (949) 417-6500, (949) 417-6520 and http://www.kbsreitiii.com, respectively.

Available Information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.kbsreitiii.com, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Us

Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. Our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase them only as a long-term investment and be prepared to hold them for an indefinite period of time.

We will face significant competition for real estate and real estate-related investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.

We will be competing to acquire real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire properties, than we do. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We will also depend upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. Rising vacancies across commercial real estate have resulted in increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in our ongoing initial public offering, the greater our challenge will be to invest the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of KBS Capital Advisors, the property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from our public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our stockholders to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more money we raise in our ongoing public offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our public offering increases the risk of delays in investing our net offering proceeds. Our reliance on our advisor, sponsors and the real estate and debt finance professionals that our advisor retains to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other affiliated programs could also delay the investment of the proceeds of our public offering. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Delays we encounter in the selection, acquisition and development of income-producing properties or the acquisition or origination of real estate-related assets would likely limit our ability to pay distributions to our stockholders and reduce their overall returns.

Continued disruptions in the financial markets and uncertain economic conditions could continue to adversely impact the commercial mortgage market as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.

We intend to allocate approximately 30% to 40% of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by: (i) the supply and demand for such investments; (ii) the performance of the assets underlying the investments; and (iii) the existence of a market for such investments, which includes the ability to sell or finance such investments.

During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.

During 2008 and 2009, concerns pertaining to the deterioration of credit in the residential mortgage market expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. Though there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery, we cannot foresee when these markets will stabilize. This instability may interfere with the successful implementation of our business strategy.

Continued disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations or pay distributions to our stockholders.

Despite certain recent positive economic indicators, such as improved stock market performance, an improved unemployment rate and improved access to capital for some companies, continued disruptions in the financial markets and uncertain economic conditions could adversely affect the values of any investments we make. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, uncertain economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our future real estate portfolio and in the collateral securing any loan investments we may make. These conditions could have the following negative effects, any of which could impair our ability to pay distributions to our stockholders:

•	the values of any investments in commercial properties could decrease below the amounts we pay for such investments;

•	the value of collateral securing any loan investments could decrease below the outstanding principal amounts of such loans;

•

revenues from any properties we acquire could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financings; and/or

•

revenues from any properties we acquire and other assets underlying any loan investments we make could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet any future debt service obligations.

Because our stockholders will not have the opportunity to evaluate any investments we may make with the proceeds from our public offering before we make them, we are considered to be a blind pool. We may make investments with which our stockholders do not agree.

We have not acquired any assets or identified any investments that we may make with the proceeds from our public offering. As a result, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the net proceeds from the primary offering, after the payment of fees and expenses, in the acquisition of or investment in interests in real estate properties and real estate-related assets. However, because we have not yet identified any properties or other assets to acquire with the proceeds from our public offering, our board of directors and our advisor have broad discretion when identifying, evaluating and making such investments. Our stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will likewise have no opportunity to evaluate potential tenants, managers or borrowers. As a result, our stockholders must rely on our board of directors and our advisor to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives, may make unwise decisions or may make investments with which our stockholders do not agree.

If we raise substantially less than the maximum offering amount in our public offering, adverse investment performance, increased expenses and our fixed operating expenses will have a more significant adverse impact on our ability to achieve our business objectives and to pay distributions than if we raise the maximum amount in our public offering.

Our common stock is being offered on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any of our shares of common stock in our public offering. If we are only able to raise substantially less than the maximum offering amount in our public offering, we may make fewer investments than we would if we are able to raise the maximum offering amount in our public offering. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. In addition, we will incur certain fixed operating expenses, such as costs incurred to secure insurance for our directors and officers, regardless of our size. Our failure to raise the maximum offering amount in our public offering would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to pay distributions to our stockholders.

If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.

While we intend to diversify our portfolio of investments in the manner described, we are not required to observe specific diversification criteria. Therefore, our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders.

We have no operating history and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were incorporated in the State of Maryland on December 22, 2009 and have no operating history. As of March 11, 2011, we have not made any investments and our total assets consist of $0.2 million of cash. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored real estate investment programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.

Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer.

We depend on KBS Capital Advisors to manage our operations and our portfolio of assets. Our advisor will depend upon the fees and other compensation that it will receive from us, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and any future public KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

Our dealer manager may not be successful in conducting our public offering, which would adversely impact our ability to implement our investment strategy.

We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our initial public offering. The initial public offering of KBS REIT I, which commenced its initial public offering in January 2006 and ceased offering shares in its primary initial public offering in May 2008, was the first offering conducted by our dealer manager. The initial public offering of KBS REIT II, which ceased offering shares in its primary initial offering on December 31, 2010, was the second offering conducted by our dealer manager. KBS Capital Markets Group is also acting as dealer manager for the initial public offerings of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT. Our public offering is the fifth public offering conducted by our dealer manager. The success of our public offering, and our ability to implement our business strategy, depends upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. Some or all of the broker-dealers in this network have a choice of numerous competing real estate investment trust offerings, many with similar investment objectives, to recommend to their clients, which may make selling our shares to their clients more difficult. If KBS Capital Markets Group is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our public offering will be limited and we may not have adequate capital to implement our investment strategy.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. If we fund distributions from financings, the net proceeds from this or future offerings or other sources, we will have less funds available for investment in real estate properties and other real estate-related assets and the number of real estate properties that we invest in and the overall return to our stockholders may be reduced. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flows from operations in future periods.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third party borrowings to fund our distributions. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

The loss of or the inability to obtain key real estate and debt finance professionals at our advisor and key employees at our dealer manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, Charles J. Schreiber, Jr. and, through our dealer manager, Mike Crimmins, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, our sponsors have established and intend to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

We may change our targeted investments without stockholder consent.

We expect to allocate between 60% and 70% of our portfolio to investments in core properties and between 30% and 40% of our portfolio to other real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Risks Related to Conflicts of Interest

KBS Capital Advisors and its affiliates, including all of our executive officers, some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.

All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. KBS Capital Advisors and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement and the dealer manager agreement;

•

public offerings of equity by us, which entitle KBS Capital Markets Group to dealer manager fees and will likely entitle KBS Capital Advisors to increased acquisition and origination fees and asset management fees;

•	sales of properties and other investments, which entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

•

acquisitions of properties and other investments, which entitle KBS Capital Advisors to acquisition or origination fees and asset management fees based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us, which may influence our advisor to recommend riskier transactions to us and/or transactions that are not in our best interest and, in the case of acquisitions of investments from other KBS-sponsored programs, which might entitle affiliates of KBS Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments and to originate loans, which borrowings will increase the acquisition, origination and asset-management fees payable to KBS Capital Advisors;

•

whether and when we seek to list our common shares on a national securities exchange, which listing (i) may make it more likely for us to become self-managed or internalize our management or (ii) could entitle KBS Capital Advisors to a subordinated incentive listing fee, and which could also adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade;

•

whether we seek stockholder approval to become self-managed or internalize our management, which may entail (i) acquiring entities from our sponsors or advisor at a price resulting in substantial compensation to them and/or (ii) acquiring assets (such as office space, furnishings and technology costs) and negotiating compensation for real estate, debt finance, management and accounting professionals at our advisor and its affiliates that may result in these individuals receiving more compensation from us than they currently receive from our advisor and its affiliates; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a subordinated incentive fee.

Our advisor and its affiliates will face conflicts of interest relating to the origination and acquisition of assets and leasing of properties due to their relationship with other KBS-sponsored programs and institutional investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.

We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals as will future public KBS-sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As such, the other KBS-sponsored programs that are currently raising funds for investment and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future programs. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Until KBS REIT II has fully invested the proceeds from its initial public offering, and to the extent that an investment opportunity meets the cash flow requirements, operating needs, diversification goals and overall portfolio mix of KBS REIT II, we expect the advisor to direct the investment opportunity to KBS REIT II. KBS REIT II ceased offering shares in its primary public offering on December 31, 2010. Based upon current market conditions, we expect that KBS REIT II will have fully invested the proceeds from its initial public offering within the next three to six months. However, from time to time, and based upon asset sales and the maturity, prepayment or workout of debt-related investments, KBS REIT II may seek to make a small number of investments during our acquisition stage. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless the advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.

We and other KBS-sponsored programs and KBS-advised investors also rely on these real estate professionals to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.

Further, existing and future KBS-sponsored programs and KBS-advised investors and Messrs. Bren, Hall, McMillan and Schreiber are generally not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing.

Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor will face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.

We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals as will future public KBS-sponsored programs. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT I and KBS REIT II. Messrs. Hall, McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane will face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Capital Advisors and other KBS-sponsored programs, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets, and through KBS Capital Advisors and KBS Realty Advisors these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Because other real estate programs offered through our dealer manager are conducting offerings concurrently with our offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Our dealer manager, KBS Capital Markets Group, also acts as the dealer manager for the initial public offerings of KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT. Both KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT will be raising capital in their respective public offerings concurrently with our offering. In addition, future KBS-sponsored programs may seek to raise capital through public offerings conducted concurrently with our offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

Our board’s loyalties to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.

All of our directors are also directors of KBS REIT I and KBS REIT II. One of our directors is also a director of KBS Strategic Opportunity REIT. The loyalties of our directors serving on the boards of KBS REIT I, KBS REIT II and KBS Strategic Opportunity REIT, or possibly on the boards of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•

The conflicts committee of our board of directors must evaluate the performance of KBS Capital Advisors with respect to whether KBS Capital Advisors is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to another KBS-sponsored program or if our advisor is giving preferential treatment to another KBS-sponsored program in this regard, our conflicts committee may not be well suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

•

We could enter into transactions with other KBS-sponsored programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle KBS Capital Advisors or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other KBS-sponsored programs might entitle KBS Capital Advisors or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to acquisition and other fees that we might pay to KBS Capital Advisors in connection with such transaction. Similarly, property sales to other KBS-sponsored programs might entitle KBS Capital Advisors or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to KBS Capital Advisors in connection with such transaction. Decisions of the board or the conflicts committee regarding the terms of those transactions may be influenced by the board’s or committee’s loyalties to such other KBS-sponsored programs.

•

A decision of the board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other KBS-sponsored programs.

•	A decision of the board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.

•

A decision of the board or the conflicts committee regarding whether and when we seek to list our common shares on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade.

Because our independent directors are also independent directors of KBS REIT I and KBS REIT II, they receive compensation for service on the boards of KBS REIT I and KBS REIT II. Like us, KBS REIT I and KBS REIT II each pay each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). In addition, KBS REIT I and KBS REIT II reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Risks Related to Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•

is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

Depending on the nature of our portfolio, we believe that we and our Operating Partnership may be able to satisfy both tests above. With respect to the 40% test, we expect that most of the entities through which we and our Operating Partnership own our assets will be majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

We expect that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.

If, however, the value of the subsidiaries of our Operating Partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our Operating Partnership, then we and our Operating Partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our Operating Partnership are “primarily engaged,” through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, majority-owned subsidiaries that rely on Section 3(c)(5)(C).

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the program). We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.

The prices at which we will initially redeem shares under the program are as follows:

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

Notwithstanding the above, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities—whether through our initial public offering or follow-on public offerings—and have not done so for 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. For the purpose of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

In March 2009, in order to preserve capital and value for all stockholders during the economic crisis, KBS REIT I, another public non-traded REIT sponsored by Messrs. Bren, Hall, McMillan and Schreiber, amended its share redemption program to limit redemptions (other than redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence) during any calendar year to the amount of the net proceeds from the sale of shares under its dividend reinvestment plan from the prior calendar year less amounts KBS REIT I deems necessary from such proceeds to fund current and future funding obligations and needs of the company. Pursuant to this limitation, KBS REIT I suspended ordinary redemptions for the remainder of 2009 and for 2010 and has announced suspension of ordinary redemptions for 2011. KBS REIT I provided notice of this amendment in its Annual Report on Form 10-K filed on March 27, 2009, and the amendment was effective upon 30 days’ notice. The amendment became effective before the April 30, 2009 redemption date. As a result, investors did not have a final opportunity to submit redemptions.

Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice to stockholders. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and limit their ability to recover the value they invest in our common stock.

The offering price of our shares of common stock was not established on an independent basis and bears no relationship to the net value of our assets. The offering price is likely to be higher than the amount our stockholders would receive per share if we were to liquidate at this time because of the upfront fees that we pay in connection with the issuance of our shares. We may use the most recent price paid to acquire a share in our offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that our stockholders would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.

To assist FINRA members and their associated persons that participate in our initial public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, KBS Capital Advisors estimated the value of our common shares as $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities—whether through our initial public offering or follow-on public offerings—and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct equity offerings in the future. For purposes of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.

Although this initial estimated value represents the price at which most investors will purchase shares in our primary public offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our primary public offering will be net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations will affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in our public offering, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and may or may not represent the amount of net proceeds that would result from an immediate sale of our assets.

Because the dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.

Our dealer manager, KBS Capital Markets Group, is one of our affiliates. Because KBS Capital Markets Group is an affiliate, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our public offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After investors purchase shares in our public offering, our board may elect to (i) sell additional shares in future public offerings, including through the dividend reinvestment plan; (ii) issue equity interests in private offerings; (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; or (v) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after their purchase in our public offering, whether in a primary offering, the dividend reinvestment plan or otherwise, our stockholders’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.

Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

KBS Capital Advisors and its affiliates perform services for us in connection with the selection and acquisition or origination of our investments, the management, leasing and disposition of our properties, and the administration, management, and structuring of our other investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our primary offering and assuming a $10.00 purchase price for shares sold in the primary offering, we estimate that we will use 82.68% to 87.20% of the gross proceeds from the primary offering, or between $8.27 and $8.72 per share, for investments after fees and expenses.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first receiving agreed-upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter. In addition, affiliates of KBS Capital Advisors could receive significant payments even without our reaching the investment-return thresholds should we ever seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given our advisor’s familiarity with our assets and operations, if our board of directors ever did decide that we should become self-managed, then we may prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders received the returns on which we have conditioned other incentive compensation.

Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our public offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiation. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of their investment.

Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our sponsors have invested only $200,000 in us through the purchase of 20,000 shares of our common stock at $10 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for our significant organization and offering expenses, our sponsors will have little exposure to loss in the value of our shares. With this limited exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

Although we will not currently be afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offering stockholder must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the noncomplying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.

General Risks Related to Investments in Real Estate

Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.

Our operating results and the performance of the properties we acquire are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:

•	downturns in national, regional and local economic conditions;

•	competition from other office and industrial buildings;

•

adverse local conditions, such as oversupply or reduction in demand for office and industrial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real and personal property tax), real estate, environmental and zoning laws;

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in our cash flows from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties.

A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distribution to our stockholders. In addition, the resale value of the property could be diminished because the market value of core properties, which we intend to target, depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment.

As a result of the recent decline in general economic conditions, the U.S. commercial real estate industry has been experiencing deteriorating fundamentals across all major property types and in most geographic markets, including most major metropolitan markets. In general, tenant defaults are on the rise, rental rates are falling and demand for commercial real estate space in most markets is still contracting. These trends have created a highly competitive leasing environment that has resulted in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. These trends may result in reduced revenue and lower resale value of properties, which may reduce your return.

We may enter into long-term leases with tenants in certain properties, which may not result in fair market rental rates over time.

We may enter into long-term leases with tenants of certain of our properties, or include renewal options that specify a maximum rate increase. These leases would provide for rent to increase over time; however, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that, even after contractual rent increases, the rent under our long-term leases is less than then-current market rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our cash available for distribution could be lower than if we did not enter into long-term leases.

Certain property types, such as industrial properties, or portfolios of such properties, that we acquire may not have efficient alternative uses and we may have difficulty leasing them to new tenants and/or have to make significant capital expenditures to them to do so.

Certain property types, particularly industrial properties, can be difficult to lease to new tenants, should the current tenant terminate or choose not to renew its lease. These properties generally have received significant tenant-specific improvements and only very specific tenants may be able to use such improvements, making the properties very difficult to re-lease in their current condition. Additionally, an interested tenant may demand that, as a condition of executing a lease for the property, we finance and construct significant improvements so that the tenant could use the property. This expense may decrease cash available for distribution, as we likely would have to (i) pay for the improvements up-front or (ii) finance the improvements at potentially unattractive terms.

Any retail tenants we may have will face competition from numerous retail channels and retail tenants may be disproportionately affected by current economic conditions. These events could reduce our profitability at any retail properties we acquire and our affect ability to pay distributions.

Retailers will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. In addition, the current economic downturn in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. Such conditions could adversely affect any retail tenants we may have and, consequently, our funds available for distribution.

We depend on tenants for our revenue, and lease defaults or terminations could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a tenant defaults on or terminates a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to stockholders.

To the extent we acquire retail properties, our revenue will be significantly impacted by the success and economic viability of our retail anchor tenants. Our reliance on a single tenant or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investment.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business and default on or terminate its lease, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us from that tenant and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if an anchor tenant’s lease is terminated. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants, under the terms of their respective leases, to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to renovate and subdivide the space to be able to re-lease the space to more than one tenant.

Our inability to sell a property at the time and on the terms we want could limit our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow, limit our ability to make distributions to our stockholders and reduce the value of our stockholders’ investment.

If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the distributions available to our stockholders.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investment.

We face competition from various entities for investment opportunities in commercial and office properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire properties and other investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

Actions of our potential future joint venture partners could reduce the returns on joint venture investments and decrease our stockholders’ overall return.

We may enter into joint ventures with third parties to acquire properties and other assets. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•

that disputes between us and our co-venturer, co-tenant or partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our stockholders’ investment.

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Activities of our tenants, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury or other damage claims could reduce the amounts available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce the amounts available for distribution to our stockholders.

All of our properties will be subject to Phase I environmental assessments at the time they are acquired; however, such assessments may not provide complete environmental histories due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire the property. A Phase I environmental assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment. In addition, real estate-related investments in which we invest may be secured by properties with recognized environmental conditions. Where we are secured creditors, we will attempt to acquire contractual agreements, including environmental indemnities, that protect us from losses arising out of environmental problems in the event the property is transferred by foreclosure or bankruptcy; however, no assurances can be given that such indemnities would fully protect us from responsibility for costs associated with addressing any environmental problems related to such properties.

Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. KBS-sponsored programs and KBS-advised investors have historically owned properties in major metropolitan areas. We expect that we will also invest in such markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.

Risks Related to Real Estate-Related Investments

Our investments in real estate-related investments will be subject to the risks typically associated with real estate.

Our investments in mortgage, mezzanine or other real estate loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage-backed securities and other real estate-related investments may be similarly affected by real estate property values. Therefore, our real estate-related investments will be subject to the risks typically associated with real estate, which are described above under the heading “—General Risks Related to Investments in Real Estate.”

If we make or invest in mortgage, mezzanine, bridge or other real estate loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment would be subject to fluctuations in interest rates.

If we make or invest in fixed rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate loans, our returns on those loans and the value of our stockholders’ investment will be subject to fluctuations in interest rates.

The mortgage loans we invest in and the mortgage loans underlying the mortgage securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Delays in liquidating defaulted mortgage loans could reduce our investment returns.

If we make or invest in mortgage loans and there are defaults under those mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by the same properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning (directly or indirectly) the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first-lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and of our common stock may be adversely affected.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.

Our investments in subordinated loans and subordinated mortgage-backed securities may be subject to losses.

We may acquire or originate subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.

The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks and construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment and we may not recover some or all of our investment.

To close transactions within a time frame that meets the needs of borrowers of loans we may originate, we may perform underwriting analyses in a very short period of time, which may result in credit decisions based on limited information.

We may gain a competitive advantage by, from time to time, being able to analyze and close transactions within a very short period of time. Our underwriting guidelines require a thorough analysis of many factors, including the underlying property’s financial performance and condition, geographic market assessment, experience and financial strength of the borrower and future prospects of the property within the market. If we make the decision to extend credit to a borrower prior to the completion of one or more of these analyses, we may fail to identify certain credit risks that we would otherwise have identified.

The commercial mortgage-backed securities in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

Commercial mortgage-backed securities, or CMBS, are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

The value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments after paying the senior class. To the extent that we invest in a subordinate class, we will be paid interest only to the extent that there are funds available after paying the senior class. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. Further, the ratings assigned to any particular class of CMBS may prove to be inaccurate. Thus, any particular class of CMBS may be riskier and more volatile than the rating may suggest, all of which may cause the returns on any CMBS investment to be less than anticipated.

We will not have the right to foreclose on commercial mortgage loans underlying CMBS in which we invest since we will not directly own such underlying loans. Accordingly, we must rely on third parties to initiate and execute any foreclosure proceedings upon a default of such mortgage loans.

To the extent that we make investments in real estate-related securities and loans, a portion of those investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. This illiquidity may limit our ability to vary our portfolio in response to changes in economic and other conditions, which could increase the likelihood that the value of our stockholders’ investment will decrease as a result of such changes in economic and other conditions.

Delays in restructuring or liquidating non-performing real estate securities could reduce the return on our stockholders’ investment.

Real estate securities may become non-performing after acquisition for a wide variety of reasons. Such non-performing real estate investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may earn or recover from an investment.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

The success of our real estate-related investments such as loans and debt and derivative securities will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of our stockholders’ investment.

Our dependence on the management of other entities in which we invest may adversely affect our business.

We will not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Prepayments can adversely affect the yields on our investments.

The yields of our debt investments may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any prepayments we receive in assets with at least an equivalent yield, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.

We will price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer-term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, this may reduce our income or cause losses.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII become effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

Our investments in real estate-related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

We may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our ongoing initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A portion of our assets may be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not have otherwise chosen to do so. A reduction in available credit may reduce our earnings and, in turn, cash available for distribution to stockholders.

Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. If the market value of our investments declines, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Market values of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults related to the underlying collateral, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

Some of our portfolio investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.

Some of our portfolio investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Risks Associated with Debt Financing

We are likely to obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.

We plan to obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan-to-collateral value ratios.

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.

High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the property when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

We expect to use leverage in connection with our investments in real estate-related assets, which increases the risk of loss associated with this type of investment.

We may finance the acquisition and origination of certain real estate-related investments with warehouse lines of credit and repurchase agreements. In addition, we may engage in various types of securitizations in order to finance our loan originations. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Our debt service payments will reduce our cash flow available for distributions. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuance of commercial mortgage-backed securities, and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing KBS Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

We expect that we will incur debt in the future and increases in interest rates will increase the cost of that debt, which could reduce the cash we have available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.

Our policies do not limit us from incurring debt until our borrowings would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

We expect to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2011. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations.

We may be deemed to be, or make investments in entities that own or are themselves deemed to be taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

The Internal Revenue Service may challenge our characterization of certain income from offshore taxable REIT subsidiaries.

We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the Internal Revenue Service will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates.

Legislation enacted in 2003 and modified in 2005 and 2010 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities – Market Information” of this annual report on Form 10-K. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

We intend to invest in and manage a diverse portfolio of real estate properties and real estate-related assets. As of March 11, 2011, we had not broken escrow in our initial public offering. We also had not acquired, originated or contracted to make any investments nor had we identified any assets in which there is a reasonable probability that we will invest.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 9, 2011, we had 20,000 shares of common stock outstanding, which were all held by our advisor, KBS Capital Advisors. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our initial public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, KBS Capital Advisors estimated the value of our shares of common stock as $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct offerings in the future. For purposes of determining when our offering stage is complete, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.

Although the initial estimated value represents the price at which most investors will purchase shares in our primary offering, this reported value will likely differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets, because the amount of proceeds available for investment from our primary public offering will be net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations will affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets increase or decrease the value of our portfolio.

Distribution Information

We expect to authorize and declare distributions based on daily record dates, and we expect to pay distributions on a monthly basis. The rate will be determined by the board of directors based on our financial condition and such other factors as our board of directors deems relevant. The board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Generally, our policy will be to pay distributions from cash flow from operations. However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third party borrowings to fund our distributions. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. Our distribution policy is not to use the proceeds of our initial public offering to pay distributions. Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. If we have not sold all of the shares within two years, we may continue this offering until October 26, 2013. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as April 24, 2014. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of December 31, 2010, we had not broken escrow in our initial public offering. As such, no dealer manager fees or selling commissions have been paid or incurred in connection with the sale of shares in the offering. As of December 31, 2010, KBS Capital Advisors, our advisor, has incurred organization and offering costs on our behalf of approximately $2.1 million. These costs are not recorded in our financial statements as of December 31, 2010 because such costs are not a liability to us until we have raised the minimum offering amount in our initial public offering. Once we have raised the minimum offering amount in our initial public offering, we will only be liable to reimburse our advisor for these costs up to an amount that does not cause total organization and offering expenses incurred by us, when combined with selling commissions and dealer manager fees, to exceed 15% of the gross proceeds from our initial public offering.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by any financings of our investments in real estate properties; funding obligations under any of our real estate loans receivable; investments in real estate properties and real estate-related assets and the repayment of debt.

In connection with our organization, on January 26, 2010, we issued 20,000 shares of our common stock to KBS Capital Advisors at a purchase price of $10.00 per share for an aggregate purchase price of $200,000. We issued these shares in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

Share Redemption Program

We have adopted a share redemption program that may enable future stockholders to sell their shares to us in limited circumstances.

Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

•

During any calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Under the program, we will initially redeem shares as follows:

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

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We currently expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter and will report such estimated values to you in our annual report, our quarterly reports, or in a current report on Form 8-K, as appropriate. We will also provide information about our estimated value per share on our web site (such information may be provided by means of a link to our public filings on the SEC’s web site, http://www.sec.gov). “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

As of December 31, 2010, we had not redeemed any shares under our share redemption program because no shares were eligible for redemption. We did not issue any shares under the dividend reinvestment plan during the year ended December 31, 2010, and accordingly, we have no funds available for redemption under the share redemption program in 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2010 should be read in conjunction with the accompanying consolidated balance sheet and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

Balance sheet data

Total assets	$200,000
Total stockholder’s equity	200,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated balance sheet and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I and Part I, Item 1A, “Risk Factors.”

Overview

We were formed on December 22, 2009 as a Maryland corporation and intend to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group, an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.

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

As of December 31, 2010, we had not broken escrow in our initial public offering or acquired, originated or contracted to make any investments. We also had not identified any assets in which there is a reasonable probability that we will invest.

KBS Capital Advisors is our advisor. As our advisor, KBS Capital Advisors will manage our day-to-day operations and our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors will also provide asset-management, marketing, investor-relations and other administrative services on our behalf.

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

Market Outlook - Real Estate and Real Estate Finance Markets

The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.

During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Despite improved stock market performance and some positive economic indicators, a lack of job creation, low consumer confidence and a growing federal budget deficit temper the positive indicators. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation. Over the past several months, the U.S. commercial real estate industry has experienced a slow-down in the deterioration of fundamental benchmarks. However, the current economic conditions continue to create a highly competitive leasing environment which will impact our investments in real estate properties, as well as the collateral securing any real estate-related investments we make. For further discussion of current market conditions, see Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets.”

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase real estate and real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2010, we have not made any investments, and our total assets consist of $0.2 million of cash and cash equivalents.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. Further, other than selling commissions and the dealer manager fee, we are only liable to reimburse organization and offering costs incurred by our advisor, the dealer manager and their affiliates, up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee. As of December 31, 2010, we had not acquired, originated or contracted to make any investments. Also, as of December 31, 2010, our advisor had not identified any assets in which there is a reasonable probability that we will invest.

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

Results of Operations

We were formed on December 22, 2009 and, as of December 31, 2010, we have not commenced operations. We will not commence any significant operations until we have made investments with the net proceeds from our ongoing initial public offering. As of December 31, 2010, our advisor has incurred organization and offering expenses on our behalf of $2.1 million. The reimbursement of these organization and offering costs to our advisor is contingent on us raising the minimum offering amount in our ongoing initial public offering, and we may only reimburse our advisor up to an amount that does not cause total organization and offering expenses incurred by us, when combined with selling commissions and dealer manager fees, to exceed 15% of the gross proceeds from our ongoing initial public offering as of the date of reimbursement. Therefore, these costs are not our liabilities as of December 31, 2010.

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

Revenue Recognition

Real Estate

We will recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and will record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

We will make estimates of the collectibility of our tenant receivables related to base rents, including deferred rents receivable, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Real Estate Loans Receivable

Interest income from any real estate loans receivable we may purchase or originate will be recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, will be amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest according to the contractual terms of the loan is probable.

Real Estate Securities

We will recognize interest income on real estate securities that are beneficial interest in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities will require significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.

Cash and Cash Equivalents

We will recognize interest income on our cash and cash equivalents as it is earned and will record such amounts as other interest income.

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties will be capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Real Estate Acquisition Valuation

We will record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination will be measured at their acquisition-date fair values. Acquisition costs will be expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recorded to income tax expense.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases, including any below-market renewal periods.

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

We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus a consideration for any extended terms for any leases with renewal options deemed to be below-market. We will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any renewal periods deemed to be below-market.

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

The reserve for loan losses is a valuation allowance that reflects our estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve will be adjusted through “Provision for loan losses” on our consolidated statements of operations and will be decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired. We will consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We will also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve will be established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.

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

When available, we will utilize quoted market prices from independent third-party sources to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with its taxable year ending December 31, 2011. We expect to have little or no taxable income prior to the year for which we intend to elect REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax year ended December 31, 2010.

Subsequent Events

We evaluate subsequent events up until the date the consolidated balance sheet is issued.

Amended and Restated Advisory Agreement

On January 21, 2011, we entered into an amended and restated advisory agreement with our advisor. As amended and restated, the advisory agreement revised the calculation of the asset management fee. With respect to investments in real property, the asset management fee we will pay our advisor will be a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real property, the asset management fee we will pay our advisor will be a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to our advisor), as of the time of calculation.

Second Amended and Restated Articles of Incorporation

Effective January 21, 2011, we amended and restated our charter to limit certain incentive fees that may be paid to our advisor by providing that an interest in gain from the sale of our assets shall not be payable to our advisor if it exceeds 15% of the balance of the net proceeds from the sale remaining after our stockholders receive, in the aggregate, an amount equal to 100% of the original issue price of their common stock, plus an amount equal to 6% of the original issue price of their common stock per year cumulative.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect to issue management’s first assessment regarding internal control over financial reporting for the year ending December 31, 2011.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age *
Peter M. Bren	President	77
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	59
Peter McMillan III	Executive Vice President, Treasurer, Secretary and Director	53
Keith D. Hall	Executive Vice President	52
David E. Snyder	Chief Financial Officer	39
Stacie K. Yamane	Chief Accounting Officer	46
Hank Adler	Independent Director	64
Barbara R. Cambon	Independent Director	57
Stuart A. Gabriel, Ph.D.	Independent Director	57

*	As of March 11, 2011.

Peter M. Bren is our President and has served in this position since January 2010. He is also the President of our advisor, KBS Capital Advisors, KBS REIT I and KBS REIT II, and is the President and a director of KBS Legacy Partners Apartment REIT, positions he has held for these entities since October 2004, June 2005, August 2007 and August 2009, respectively. He is also a sponsor of KBS Strategic Opportunity REIT, which was formed in 2008. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our ongoing public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.

Mr. Bren is also a principal of KBS Realty Advisors, LLC and Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, has been involved in the investment in or management of over $12.8 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, and the investors in KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.

Peter Bren oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ business activities, including the acquisition, management and disposition of assets. He is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us. Mr. Bren is also responsible for investor relationships. Through KBS-affiliated entities, Mr. Bren has teamed with Mr. Schreiber since 1992 to acquire, manage, develop and sell high-quality U.S. commercial real estate assets for institutional investors.

Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 17 years as the President of The Bren Company; a former Senior Partner of Lincoln Property Company; President of Lincoln Property Company, Europe; and Chairman of the Board and President of KBS Realty Advisors and KBS Capital Advisors. Mr. Bren is also a founding member of The Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management.

Charles J. Schreiber, Jr. is our Chief Executive Officer, Chairman of the Board and one of our directors, positions he has held since January 2010. He is also the Chief Executive Officer of our advisor and is the Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, positions he has held for these entities since October 2004 and June 2005, respectively. Mr. Schreiber is also the Chief Executive Officer, Chairman of the Board and a director of KBS REIT II, positions he has held for this entity since August 2007, March 2008 and July 2007, respectively. He is also a sponsor of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2008 and 2009, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our ongoing public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.

Mr. Schreiber is also a principal of KBS Realty Advisors, LLC and Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, has been involved in the investment in or management of over $12.8 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, and the investors in KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.

As Chief Executive Officer of KBS Capital Advisors and KBS Realty Advisors, Mr. Schreiber oversees all operations of the companies, including the acquisition and management of individual investments for KBS-advised investors and their portfolios of income-producing real estate assets. He directs all facets of the company’s business activities. He is also a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us. Mr. Schreiber is also responsible for investor relationships.

Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 36 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 17 years. Prior to teaming with Mr. Bren in 1992, he served as Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.

Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly-formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development.

Our board of directors has concluded that Mr. Schreiber is qualified to serve as one of our directors and our Chairman of the Board for reasons including his extensive industry and leadership experience. With 36 years of real estate experience and 17 years of experience with debt-related investments, Mr. Schreiber has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber is best-positioned to provide our board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, KBS REIT II and us, Mr. Schreiber brings to our board of directors demonstrated management and leadership ability.

Peter McMillan III is one of our Executive Vice Presidents, our Treasurer and Secretary and one of our directors, positions he has held since January 2010. He is an Executive Vice President, Treasurer, Secretary and one of the directors of KBS REIT I, positions he has held for that entity since June 2005. Mr. McMillan is an Executive Vice President, Treasurer and Secretary of KBS REIT II, positions he has held for that entity since August 2007, and he is also one of the directors of KBS REIT II, a position he has held for that entity since March 2008. Additionally, he is President and Chairman of the Board of KBS Strategic Opportunity REIT and an Executive Vice President of KBS Legacy Partners Apartment REIT, positions he has held for these entities since December 2008 and August 2009, respectively. Mr. McMillan also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our ongoing public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.

Mr. McMillan is a co-founder and the Managing Partner of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a director of Steinway Musical Instruments, Inc. and Metropolitan West Funds.

Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors for reasons including his expertise in the real estate finance markets and with real estate-related investments. With over 26 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II, Steinway Musical Instruments, Inc., Metropolitan West Funds and us provide him with an understanding of the requirements of serving on a public company board.

Keith D. Hall is one of our Executive Vice Presidents, a position he has held since January 2010. He is also an Executive Vice President of KBS REIT I and KBS REIT II and Chief Executive Officer and one of the directors of KBS Strategic Opportunity REIT, positions he has held for these entities since June 2005, August 2007 and December 2008, respectively. Mr. Hall is also a sponsor of KBS Legacy Partners Apartment REIT, which was formed in 2009. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our ongoing public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.

Mr. Hall is a co-founder of Willowbrook Capital Group, LLC, an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed CSFB’s distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CSFB in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income commercial mortgage-backed securities. Mr. Hall spent the 1980s as a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.

David E. Snyder is our Chief Financial Officer, a position he has held since January 2010. He is also the Chief Financial Officer of our advisor, KBS REIT I and KBS REIT II, positions he has held for these entities since November 2008, December 2008 and December 2008, respectively, and Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, positions he has held for these entities since December 2008 and January 2009, respectively. He is also a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.

From January 1998 to May 2008, Mr. Snyder worked for Nationwide Health Properties, Inc., or NHP, a real estate investment trust specializing in healthcare related property. He served as the Vice President and Controller from July 2005 to February 2008 and Controller from January 1998 to July 2005. At NHP, Mr. Snyder was responsible for internal and external financial reporting, Sarbanes-Oxley compliance, budgeting, debt compliance, negotiation and documentation of debt and equity financing and the negotiation of acquisition and leasing documentation. In addition, Mr. Snyder was part of the senior management team that approved investments, determined appropriate financing and developed strategic goals and plans. As part of his investment and financing responsibilities, Mr. Snyder participated in the origination, modification and refinancing of mortgage loans made to customers, mortgages obtained on real estate and unsecured credit facilities.

Mr. Snyder was an adjunct accounting professor at Biola University from 1998 to 2005, teaching courses in auditing and accounting. He was the director of financial reporting at Regency Health Services, Inc., a skilled nursing provider, from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder received a Bachelor of Arts Degree in Business Administration with an emphasis in Accounting from Biola University in La Mirada, California. Mr. Snyder is a Certified Public Accountant.

Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2010. Ms. Yamane is also the Fund Controller of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT, positions she has held for these entities since October 2004, December 2008, December 2008, August 2009 and August 2009, respectively. From August 2007 until December 2008, Ms. Yamane served as Chief Financial Officer of KBS REIT II and she served as Controller of KBS REIT II from August 2007 until October 2008. Additionally, Ms Yamane served as Chief Financial Officer of KBS REIT I from June 2005 to December 2008 and Controller of KBS REIT I from June 2005 to October 2008.

In addition, Ms. Yamane serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held for this entity since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, Ms. Yamane is responsible for client accounting/reporting for four real estate portfolios. These portfolios consist of industrial, office and retail properties as well as land parcels. Ms. Yamane works closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assists in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in February of 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented under the U.S. generally accepted accounting principles, or GAAP, basis, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences at KBS and Kenneth Leventhal & Company give her 21 years of real estate experience.

Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).

Hank Adler is one of our independent directors and the chair of our audit committee, positions he has held since September 2010. Professor Adler is also an independent director and chair of the audit committee of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and March 2008, respectively. He is currently an Assistant Professor of Accounting at Chapman University. Prior to his retirement from Deloitte & Touche, LLP in 2003, Professor Adler was a partner with that firm where he had been employed for over 30 years. He specialized in tax accounting and served as client service and tax partner for a variety of public and private companies. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of California, Los Angeles. Professor Adler currently serves on the board of directors, compliance committee and as chairman of the audit committee of Corinthian Colleges, Inc. From 1998 to 2007, he also chaired the Toshiba Senior Classic charity event, a PGA Senior Tour championship event. In the 1990s, he served on the board of trustees and as President of the Irvine Unified School District. From 1994 to 2006, he served on the board of directors of Hoag Memorial Hospital Presbyterian.

Our board of directors has concluded that Professor Adler is qualified to serve as one of our independent directors and as the chair of our audit committee for reasons including his extensive experience in public accounting. With over 30 years at one of the big four accounting firms, Professor Adler brings to our board of directors critical insights to and an understanding of the accounting principles and financial reporting rules and regulations affecting our company. His expertise in evaluating the financial and operational results of public companies and overseeing the financial reporting process makes him a valuable member of our board of directors and our audit committee. In addition, as a director and chair of the audit committee of KBS REIT I, KBS REIT II and us and as a director of Corinthian Colleges, Inc., Professor Adler is well aware of the corporate governance and regulatory issues facing public companies.

Barbara R. Cambon is one of our independent directors and is the chair of our conflicts committee, positions she has held since September 2010. Ms. Cambon is also an independent director and chair of the conflicts committee of KBS REIT I and KBS REIT II, positions she has held for these entities since June 2005 and March 2008, respectively. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she served as a Managing Member of Snowcreek Management LLC, a real estate asset-management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been in the real estate investment business for 29 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as Chief Operating Officer of Colony. Prior to joining Colony in 1999, Ms. Cambon was President and Founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past Director and Chairman of the Board of the Pension Real Estate Association and past Director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the board of directors and on the audit and compensation committees of BioMed Realty Trust, Inc., on the board of Neighborhood National Bancorp and on the University of San Diego Burnham-Moores Real Estate Institute Policy Advisory Board. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.

Our board of directors has concluded that Ms. Cambon is qualified to serve as one of our independent directors and as the chair of our conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s 29 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As a managing member of her own real estate asset-management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service as a director and chair of the conflicts committee of KBS REIT I, KBS REIT II and us, and as a director of BioMed Realty Trust, Inc., all public REITs, gives her additional perspective and insight into large public real estate companies such as ours.

Stuart A. Gabriel, Ph.D. is one of our independent directors, a position he has held since September 2010. Professor Gabriel is also an independent director of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and March 2008, respectively. Since June 2007, Professor Gabriel has served as Director and Arden Realty Chair at the Richard S. Ziman Center for Real Estate and Professor of Finance in the Anderson School of Management at the University of California, Los Angeles. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. In 2004, he was elected President of the American Real Estate and Urban Economics Association. From September 2004 through July 2008, Professor Gabriel served as a director of IndyMac Bank, F.S.B. Professor Gabriel serves on the editorial boards of seven academic journals. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Professor Gabriel has published extensively on topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Also, he received a number of awards at USC for outstanding graduate teaching. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. Prior to joining the USC faculty in 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.

Our board of directors has concluded that Professor Gabriel is qualified to serve as one of our independent directors for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to our board of directors. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of KBS REIT I, KBS REIT II, IndyMac Bank, F.S.B. and us, he also has an understanding of the requirements of serving on a public company board.

The Audit Committee

Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The members of the audit committee are Hank Adler (chairman), Barbara R. Cambon and Stuart A. Gabriel, Ph.D. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and our board of directors has determined that Professor Adler satisfies the SEC’s requirements for an “audit committee financial expert.”

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsreitiii.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, KBS Capital Advisors, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence – Certain Transactions with Related Persons” for a discussion of the fees paid to KBS Capital Advisors and its affiliates.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. Four of our executive officers, Messrs. Bren, Hall, McMillan and Schreiber, manage and control our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2010.

Name	Fees Earned in 2010 (1)	All Other Compensation	Total
Hank Adler	$20,333	$—	$20,333
Barbara R. Cambon	20,333	—	20,333
Stuart A. Gabriel, Ph.D.	19,333	—	19,333
Charles J. Schreiber, Jr. (2)	—	—	—
Peter McMillan III (2)	—	—	—

(1) No independent director fees or director reimbursements are payable unless we raise the minimum offering amount of $2,500,000 in our initial public offering; until we raise the minimum offering amount, fees and other amounts payable to our board of directors will accrue without interest. As of March 11, 2011, we had not broken escrow in our initial public offering.

(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation

We intend to compensate each of our independent directors with an annual retainer of $40,000. In addition, we will pay our independent directors for attending board and committee meetings as follows:

•	$2,500 for each board meeting attended;

•	$2,500 for each committee meeting attended, except that the chairman of the committee will be paid $3,000 for each meeting attended;

•	$2,000 for each teleconference meeting of the board; and

•	$2,000 for each teleconference meeting of any committee, except that the chairman of the committee will be paid $3,000 for each teleconference meeting of the committee.

All of our directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also one of our officers, we will not pay any compensation for services rendered as a director. No independent director fees or director reimbursements are payable unless we raise the minimum offering amount of $2,500,000; until we raise the minimum offering amount, fees and other amounts payable to our board of directors will accrue without interest.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth the beneficial ownership of our common stock as of March 9, 2011, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of All Shares
KBS Capital Advisors, LLC	20,000	(3)	100.0%

Peter M. Bren , President and Sponsor	20,000	(3)	100.0

Keith D. Hall, Executive Vice President and Sponsor	20,000	(3)	100.0

Peter McMillan III, Executive Vice President, Treasurer, Secretary, Director and Sponsor	20,000	(3)	100.0

Charles J. Schreiber, Jr., Chairman of the Board, Chief Executive Officer, Director and Sponsor	20,000	(3)	100.0

David E. Snyder, Chief Financial Officer	—		—

Stacie K. Yamane, Chief Accounting Officer	—		—

Hank Adler, Independent Director	—		—

Barbara R. Cambon, Independent Director	—		—

Stuart A. Gabriel, Ph.D, Independent Director	—		—

All officers and directors as a group	20,000	(3)	100.0%

(1)	The address of each beneficial owner listed is 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.
(2)	None of the shares are pledged as security.
(3)

As of March 9, 2011, KBS Capital Advisors owns all of our issued and outstanding stock. KBS Capital Advisors is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee and the conflicts committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has determined that Hank Adler, Barbara R. Cambon and Stuart A. Gabriel, Ph.D. each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Our Policy Regarding Transactions with Related Persons

Our charter requires our conflicts committee, which consists of all of our independent directors, to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to a designated compliance officer, currently our chief financial officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.

Certain Transactions with Related Persons

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own our advisor, KBS Capital Advisors LLC, and the dealer manager of our public offering, KBS Capital Markets Group LLC. We refer to these individuals as our sponsors. They are also our executive officers. All four of our sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.

As of March 11, 2011, we have not yet broken escrow in our initial public offering or commenced real estate operations. Accordingly, we have not yet paid any fees to, or reimbursed expenses of, any of our affiliates.

Our Relationship with KBS Capital Advisors. Our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate property and real estate-related investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations;

•	arranging for financing and refinancing of properties and our other investments;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and the overall portfolio;

•

formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the Internal Revenue Service and other regulatory agencies;

•	engaging and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring September 27, 2011 subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. Pursuant to the advisory agreement, we expect to pay or reimburse our advisor as set forth below over the next year.

Our advisor or its affiliates have paid, and may pay in the future, some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing initial public offering, including our legal, accounting, printing, mailing and filing fees. We will reimburse our advisor for these costs and for future organization and offering costs incurred on our behalf, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our initial public offering as of the date of the reimbursement. In addition, after the termination of the primary offering, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs borne by us exceed 15% of the gross proceeds raised in the primary offering. Our advisor will do the same after termination of the offering pursuant to our dividend reinvestment plan. In the event we do not raise the minimum offering amount in our initial public offering, we will terminate the offering and have no obligation to reimburse our advisor for any organization and offering costs. As of February 28, 2011, our advisor has incurred organization and offering costs on our behalf of $2.4 million.

We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset.

For asset management services, we pay our advisor a monthly fee. With respect to investments in real property, the asset management fee will be a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real property, the asset management fee will be a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment, (excluding acquisition or origination fees paid or payable to our advisor), as of the time of calculation.

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. Our advisor will seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. Pursuant to the advisory agreement, these expenses are not reimbursable to our advisor unless and until we raise the minimum offering amount in our initial public offering. As of February 28, 2011, our advisor has incurred operating expenses on our behalf of $0.1 million.

Our Relationship with KBS Capital Markets Group. On October 26, 2010, upon the launch of our public offering, we entered into an agreement with our dealer manager. Pursuant to the agreement, our dealer manager is entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions will not be charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales. The dealer manager will reallow 100% of selling commissions to broker-dealers participating in the public offering. From its dealer manager fee, our dealer manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance).

In addition to selling commissions and dealer manager fees, we are also obligated to reimburse the dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These include expenses for travel, meals, lodging and attendance and sponsorship fees incurred by registered persons associated with the dealer manager and officers and employees of our affiliates to attend retail conferences sponsored by participating broker-dealers and other meetings with participating broker-dealers; expense reimbursements to broker-dealers for actual costs incurred in connection with attending bona fide training and education meetings hosted by us; certain technology costs associated with the offering; certain legal fees allocable to the dealer manager; and reimbursement of bona fide due diligence expenses of broker-dealers. Under our dealer manager agreement, we are responsible for reimbursing our dealer manager and its affiliates for offering related expenses they incur provided that our reimbursement payments shall not cause (i) total underwriting compensation (excluding reimbursement of bona fide due diligence expenses) to exceed 10% of the gross proceeds from the primary offering, or (ii) total organization and offering expenses borne by us to exceed 15% of our gross offering proceeds.

Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

During the year ended December 31, 2010, Ernst & Young LLP served as our independent auditor and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

Since October 26, 2010, when we became a reporting company under Section 15(d) of the Securities Exchange Act of 1934, all services rendered by Ernst & Young LLP have been pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the year ended December 31, 2010, are set forth in the table below.

	2010 (1)	2009(1)
Audit fees	$121,000	$42,000
Audit-related fees	2,000	—
Tax fees	3,500	—
All other fees	—	—

Total	$126,500	$42,000

(1)

These costs are not recorded in our financial statements as of December 31, 2010 because such costs are not a liability to us until we have raised the minimum offering amount in our initial public offering. As of March 11, 2011, we had not broken escrow in our initial public offering.

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•

Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•

Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•

Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees – These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)	Exhibits

EXHIBIT LIST

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed January 25, 2011

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (333-164703), filed September 30, 2010

4.1	Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-11 (333-164703), filed October 14, 2010

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-11 (333-164703), filed August 20, 2010

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-11 (333-164703), filed October 14, 2010

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (333-164703), filed September 30, 2010

4.5	Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (333-164703), filed September 30, 2010

10.1	Dealer Manager Agreement with Selected Dealer Agreement, dated October 26, 2010, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, filed December 6, 2010

10.2	Amended and Restated Advisory Agreement, dated January 21, 2011, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 25, 2011

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

All other schedules are omitted because they are not applicable or the required information is shown in the balance sheet or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

KBS Real Estate Investment Trust III, Inc.

We have audited the accompanying consolidated balance sheet of KBS Real Estate Investment Trust III, Inc. as of December 31, 2010. The consolidated balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheet is free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust III, Inc. at December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California

March 11, 2011

KBS REAL ESTATE INVESTMENT TRUST III, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2010

Assets
Cash and cash equivalents	$200,000

Total assets	$200,000

Liabilities and stockholder’s equity
Liabilities
Total liabilities	$—

Commitments and contingencies (Note 5)

Stockholder's equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200
Additional paid-in capital	199,800

Total stockholder’s equity	200,000

Total liabilities and stockholder’s equity	$200,000

See accompanying notes to consolidated balance sheet.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET

December 31, 2010

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

Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered with the Advisor, as amended and restated on January 21, 2011 (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2010, the Advisor owns the 20,000 shares of common stock outstanding.

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

As of December 31, 2010, the Company had not broken escrow in its Offering and neither the Company nor the Operating Partnership had acquired, originated or contracted to make any investments. Also as of December 31, 2010, the Advisor had not identified any assets in which there is a reasonable probability that the Company or the Operating Partnership will invest.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated balance sheet includes the accounts of the Company, REIT Holdings III and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying consolidated balance sheet is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

Use of Estimates

The preparation of the consolidated balance sheet in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheet and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2010.

At December 31, 2010, the Company’s cash and cash equivalents balance was $0.2 million.

Revenue Recognition

Real Estate

The Company will recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and will record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

The Company will make estimates of the collectibility of its tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management will specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

Real Estate Loans Receivable

Interest income from any real estate loans receivable the Company may purchase or originate will be recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, will be amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest, according to the contractual terms of the loan, is probable.

Real Estate Securities

The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities will require significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.

Cash and Cash Equivalents

The Company will recognize interest income on its cash and cash equivalents as it is earned and will record such amounts as other interest income.

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties will be capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Real Estate Acquisition Valuation

The Company will record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination will be measured at their acquisition date fair values. Acquisition costs will be expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases, including any below-market renewal periods.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

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

The Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus a consideration for any extended terms for any leases with renewal options deemed to be below-market. The Company will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

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

Deferred Financing Costs

The Company will defer financing costs such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company will amortize these costs over the terms of the respective financing agreements using the interest method. The Company will expense unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close will be expensed in the period in which it is determined that the financing will not close.

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

When available, the Company will utilize quoted market prices from independent third party sources to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

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

Redeemable Common Stock

The Company has adopted a share redemption program that may enable future stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem the shares until the stockholder has held the shares for one year.

•

During each calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities – whether through the primary offering or a follow-on public offering – and has not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

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

The Company will classify financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to redeem shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As of December 31, 2010, no shares had been tendered for redemption or redeemed by the Company because no shares were eligible for redemption.

Related Party Transactions

Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement discussed in Note 4, “Related Party Transactions.”

The Company will record all related party fees as incurred, subject to any limitations described in the Advisory Agreement.

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by the Company to exceed 15% of the gross offering proceeds of the Offering as of the date of the reimbursement. In addition, after the termination of the primary offering, the Advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs borne by the Company exceed 15% of the gross proceeds raised in the primary offering. The Advisor will do the same after termination of the offering pursuant to the dividend reinvestment plan.

In the event the Minimum Number of Shares of the Company’s common stock is not sold to the public, the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs. As of December 31, 2010, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $2.1 million. These costs are not recorded in the financial statements of the Company as of December 31, 2010 because such costs are not a liability of the Company until the Minimum Number of Shares of the Company’s common stock is issued. In addition, the Company will only be liable to reimburse the Advisor, the Dealer Manager and their affiliates, for such costs up to an amount that does not cause total organization and offering expenses incurred by the Company, when combined with selling commissions and dealer manager fees, to exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred, which include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company; and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.

Independent Director Compensation

The Company will pay each of its independent directors an annual retainer of $40,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. No independent director fees or director reimbursements are payable unless the Company sells the Minimum Number of Shares; until the Company sells the Minimum Number of Shares, fees and other amounts payable to the board of directors will accrue without interest. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 4, “Related Party Transactions.”

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

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

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The Company adopted ASU No. 2010-29 for the year ended December 31, 2010 and the adoption of this ASU did not have a material impact to its consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

3.	STOCKHOLDER’S EQUITY

General

Under the Second Articles of Amendment and Restatement of the Company (the “Charter”), the total number of shares of capital stock authorized for issuance is 1,010,000,000 shares, consisting of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock, each as defined by the Company’s Charter.

The shares of common stock have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of December 31, 2010, the Company had issued 20,000 shares of common stock.

The Company is authorized to issue one or more classes or series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of December 31, 2010, no shares of the Company’s preferred stock were issued and outstanding.

Dividend Reinvestment Plan

The Company has adopted an amended and restated dividend reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities — whether through the primary offering or follow-on public offerings — and has not done so for up to 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

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

The Company estimates organization and offering costs (other than selling commissions and the dealer manager fees) of approximately $137,500 if the Company sells the minimum of 250,000 shares and approximately $19,137,000 if the Company sells the maximum of 280,000,000 shares.

Acquisition Fee	The Company will pay the Advisor 1.0% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company will pay an origination fee to the Advisor or its subsidiary in lieu of an acquisition fee.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

Form of Compensation	Amounts
Origination Fee	The Company will pay the Advisor 1.0% of the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any acquisition or origination expenses related to such investment and any debt used to fund the acquisition or origination of the loan. The Company will not pay an acquisition fee with respect to such loans. This fee relates to services provided to the Company in connection with sourcing and structuring investments in and originations of loans.

Acquisition and Origination Expenses	The Company will reimburse the Advisor or its affiliates for customary acquisition and origination expenses (including expenses relating to potential investments that do not close), such as legal fees and expenses (including fees of independent contractor in-house counsel that are not employees of the advisor), costs of due diligence, travel and communications expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of real estate properties, real estate-related loans, real estate-related debt securities and other real estate-related investments. The Company estimates that these expenses will be an amount equal to approximately 0.59% of the cost of its investments, excluding fees and expenses associated with such investments.

Asset Management Fee (1)	With respect to investments in real property, the asset management fee the Company will pay the Advisor will be a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to the Advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. With respect to investments in loans and any investments other than real property, the asset management fee the Company will pay the Advisor will be a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto but is exclusive of acquisition or origination fees paid or payable to the Advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to the Advisor), as of the time of calculation.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

Form of Compensation	Amounts
Reimbursement of Operating Expenses (1)	Under the Advisory Agreement, the Advisor and its affiliates may seek reimbursement of the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and IT costs. The Advisor may seek reimbursement for employee costs under the Advisory Agreement. The Advisor will seek reimbursement for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future if the Advisor seeks reimbursement for additional employee costs, such costs may include the Company’s proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. The Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor or its affiliates receive acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.

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

The Company does not intend to sell assets to affiliates. However, if the Company does sell an asset to an affiliate, its organizational documents would not prohibit it from paying the Advisor a disposition fee. Before the Company sells an asset to an affiliate, the Company’s Charter would require that a majority of the Company’s board of directors (including a majority of the members of the conflicts committee) not otherwise interested in the transaction conclude that the transaction is fair and reasonable to the Company.

Subordinated Participation in Net Cash Flows (1)	After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise. To the extent this fee is derived from cash flows other than net sales proceeds, this fee will count against the limit on “total operating expenses” described below.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

Form of Compensation	Amounts
Subordinated Incentive Listing Fee (1)	Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15.0% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders. This fee will count against the limit on “total operating expenses” described below.

(1) Commencing on the earlier of four fiscal quarters after (i) the Company makes its first investment or (ii) six months after commencement of the Offering, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2010

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

The Company evaluates subsequent events up until the date the consolidated balance sheet is issued.

Second Amended and Restated Articles of Incorporation

Effective January 21, 2011, the Company amended and restated its charter to limit certain incentive fees that may be paid to the Advisor related to the gain from the sale of assets, by providing that an interest in gain from the sale of the Company’s assets shall not be payable to the Advisor if it exceeds 15% of the balance of the net proceeds from the sale remaining after the Company’s stockholders receive, in the aggregate, an amount equal to 100% of the original issue price of their common stock, plus an amount equal to 6% of the original issue price of their common stock per year cumulative.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 11, 2011.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ CHARLES J. SCHREIBER, JR.	Chairman of Board, Chief Executive Officer and	March 11, 2011
Charles J. Schreiber, Jr.	Director

/S/ DAVID E. SNYDER	Chief Financial Officer Director	March 11, 2011
David E. Snyder

/S/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and	March 11, 2011
Peter McMillan III	Director

/S/ STACIE K. YAMANE	Chief Accounting Officer	March 11, 2011
Stacie K. Yamane

/S/ HANK ADLER	Director	March 11, 2011
Hank Adler

/S/ BARBARA R. CAMBON	Director	March 11, 2011
Barbara R. Cambon

/S/ STUART A. GABRIEL, PH.D.	Director	March 11, 2011
Stuart A. Gabriel, Ph.D.