Form 10-Q
period 2011-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2011-05-06
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 333-164703
______________________________________________________

KBS REAL ESTATE INVESTMENT TRUST III, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	27-1627696
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
620 Newport Center Drive, Suite 1300 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
(949) 417-6500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
As of May 3, 2011, there were 1,100,260 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)

Assets
Cash and cash equivalents	$3,177,608	$200,000
Prepaid insurance	90,169	—
Total assets	$3,267,777	$200,000

Liabilities and stockholders' equity
Accounts payable and accrued liabilities	$115,265	$—
Due to affiliates	44,444	—
Total liabilities	$159,709	$—
Commitments and contingencies (Note 4)
Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 396,750 and 20,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	3,967	200
Additional paid-in capital	3,389,595	199,800
Accumulated deficit	(285,494)	—
Total stockholders' equity	3,108,068	200,000
Total liabilities and stockholders' equity	$3,267,777	$200,000
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011
(unaudited)

Revenues:	$—

Expenses:
General and administrative expenses	285,494
Net loss	$(285,494)
Net loss per common share, basic and diluted	$(5.58)
Weighted-average number of common shares outstanding, basic and diluted	51,156
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011 (unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	20,000	$200	$199,800	$—	$200,000
Issuance of common stock	376,750	3,767	3,753,365	—	3,757,132
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(347,438)	—	(347,438)
Other offering costs	—	—	(216,132)	—	(216,132)
Net loss	—	—	—	(285,494)	(285,494)
Balance, March 31, 2011	396,750	$3,967	$3,389,595	$(285,494)	$3,108,068
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011
(unaudited)

Cash Flows from Operating Activities:
Net loss	$(285,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid insurance	(90,169)
Accounts payable and accrued liabilities	115,265
Due to affiliates	33,597
Net cash used in operating activities	(226,801)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,757,132
Payments of commissions on stock sales and related dealer manager fees	(347,438)
Payments of other offering costs	(205,285)
Net cash provided by financing activities	3,204,409
Net increase in cash and cash equivalents	2,977,608
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$3,177,608

Supplemental Disclosure of Noncash Transaction:
Increase in other offering costs due to affiliate	$10,847
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

1. ORGANIZATION
KBS Real Estate Investment Trust III, Inc. (the “Company”) was formed on December 22, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) commencing with its taxable year ending December 31, 2011. Substantially all of the Company's business is expected to be conducted through KBS Limited Partnership III (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS REIT Holdings III LLC (“REIT Holdings III”), the limited partner of the Operating Partnership, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings III.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor, as amended and restated on January 21, 2011 (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2011, the Advisor owned 20,000 shares of the Company's common stock.
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
On February 4, 2010, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares are being offered pursuant to the Company's dividend reinvestment plan. The SEC declared the Company's registration statement effective on October 26, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement dated October 26, 2010 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company's shares being offered pursuant to the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate properties and real estate-related assets.
On March 24, 2011, the Company broke escrow in the Offering and through March 31, 2011, the Company had sold 376,750 shares of common stock for gross offering proceeds of $3.8 million, all of which were sold in the primary offering.
As of March 31, 2011, neither the Company nor the Operating Partnership had acquired, originated or contracted to make any investments. Also as of March 31, 2011, the Advisor had not identified any assets in which there is a reasonable probability that the Company or the Operating Partnership will invest.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings III and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company's consolidated balance sheet and notes thereto for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company's cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company's cash and cash equivalents as of March 31, 2011 and December 31, 2010.
At March 31, 2011 and December 31, 2010, the Company's cash and cash equivalents balance was $3.2 million and $0.2 million, respectively, which approximates the fair value due to the short-term nature of these items.
The Company's cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2011. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits all of its funds.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(unaudited)

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
The Company will make estimates of the collectibility of its tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management will specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant's receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(unaudited)

Real Estate Securities
The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.
The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security's estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities will require significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.
Cash and Cash Equivalents
The Company recognizes interest income on its cash and cash equivalents as it is earned and records such amounts as other interest income.
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties will be capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs will be charged to expense as incurred and significant replacements and improvements will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements will be capitalized and amortized over the shorter of the tenant's lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

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
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease intangibles will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases, including any below-market renewal periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(unaudited)

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
The Company will record above-market and below-market in-place lease intangibles for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus a consideration for any extended terms for any leases with renewal options deemed to be below-market. The Company will amortize any recorded above-market or below-market lease intangibles as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
The Company will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company will amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases including any below-market renewal periods.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company's acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company's net income.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(unaudited)

The reserve for loan losses is a valuation allowance that reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve will be adjusted through “Provision for loan losses” on the Company's consolidated statements of operations and will be decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.
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
The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses will be recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for the pool of loans will be derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company's management will assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower's investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company's willingness and ability to step in as owner in the event of default, and other pertinent factors.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company's real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.
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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(unaudited)

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
The Company will consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company's estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid ask spread or significant increase in the bid ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).
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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(unaudited)

Redeemable Common Stock
The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.
There are several limitations on the Company's ability to redeem shares under the share redemption program:

•
Unless the shares are being redeemed in connection with a stockholder's death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem the shares until the stockholder has held the shares for one year.

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
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder's death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities-whether through the primary offering or a follow-on public offering - and has not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.
The Company's board of directors may amend, suspend or terminate the share redemption program with 30 days' notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company's annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(unaudited)

The Company will record amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company's share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company will present the net proceeds from the current year and prior year dividend reinvestment plan, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.
The Company will classify financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company's redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to redeem shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As of March 31, 2011, no shares had been tendered for redemption or redeemed by the Company because no shares were eligible for redemption.
Related Party Transactions
Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company's investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any acquisition and origination fees, asset management fees, disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the quarter ended March 31, 2011 or during any previous periods.
Organization and Offering Costs
Certain organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee, and other organization and offering expenses borne by the Company to exceed 15% of the gross proceeds of the Offering as of the date of the reimbursement. In addition, after the termination of the primary offering, the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company exceed 15% of the gross proceeds raised in the primary offering. The Advisor would do the same after termination of the offering pursuant to the dividend reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(unaudited)

As of March 31, 2011, the Company's selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through March 31, 2011, the Company had sold 376,750 shares in the Offering for gross offering proceeds of $3.8 million and recorded organization and other offering costs of $0.2 million and selling commissions and dealer manager fees of $0.3 million. No organization and offering costs were recognized as of December 31, 2010 as the Minimum Number of Shares of the Company's common stock had not been issued. Organization and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders' equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering. The Company expects the Advisor to continue to incur organization and other offering costs on its behalf.
Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance.
Independent Director Compensation
The Company pays each of its independent directors an annual retainer of $40,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor described in the Advisory Agreement.
Income Taxes
The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ending December 31, 2011. The Company expects to have little or no taxable income prior to the year for which it intends to elect REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company's net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
General and Administrative Expenses
General and administrative expenses, totaling $0.3 million for the three months ended March 31, 2011, consisted primarily of insurance premiums, professional fees and independent director fees. As of March 31, 2011, the Advisor had incurred $0.3 million of general and administrative expenses on behalf of the Company, of which $33,597 remains unpaid and is included in due to affiliates on the accompanying consolidated balance sheet.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2011.
Segments
The Company expects to invest in and manage a diverse portfolio of real estate properties and real estate-related assets, including commercial properties and real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt securities such as mortgage-backed securities and debt securities issued by other real estate companies; equity securities of real estate companies; and certain types of illiquid securities. As a result, the Company may operate in two business segments: real estate and real estate-related.
3. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2011, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2011 and any related amounts payable as of March 31, 2011:

	Incurred	Payable
Expensed	$258,934	$33,597
Reimbursement of operating expenses (1)

Additional Paid-in Capital
Selling commissions	234,724	—
Dealer manager fees	112,714	—
Reimbursable other offering costs	216,132	10,847
	$822,504	$44,444
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company's allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursed under the Advisory Agreement through March 31, 2011. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company's executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2011
(unaudited)

Through March 31, 2011, the Advisor has incurred organization and other offering costs of approximately $2.7 million on behalf of the Company. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering. As of March 31, 2011, the Company has paid or accrued $0.3 million in selling commissions and dealer manager fees and $0.2 million of other organization and offering expenses, which amounts represent the Company's maximum liability for organization and offering costs as of March 31, 2011.
In connection with the Offering, the Company's sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors' and officers' insurance coverage to insure the sponsors' obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the three months ended March 31, 2011, the Advisor paid $40,000 to the insurer for the costs of the supplemental coverage obtained by the Company.
4. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company's shares of common and preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company's investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
Legal Matters
From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.
5. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced its Offering on October 26, 2010. As of May 3, 2011, the Company had sold 1,080,260 shares of common stock in the Offering for gross offering proceeds of $10.8 million, all of which were sold in the primary offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of KBS Real Estate Investment Trust III, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Real Estate Investment Trust III, Inc., a Maryland corporation, and, as required by context, KBS Limited Partnership III, a Delaware limited partnership, which we refer to as the “Operating Partnership,” and to their subsidiaries.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have no real estate operating history and as of March 31, 2011, our total assets were $3.3 million. We have not identified any investments to acquire. We are dependent on our advisor to identify suitable investments and to manage our investments.

•
All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor's compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments will be based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•
We will pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our initial public offering, to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders' risk of loss.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).
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
We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate properties and real estate-related assets. We plan to diversify our portfolio by investment type, investment size, investment risk and geographic region with the goal of attaining a portfolio of income-producing real estate properties and real estate-related assets that provide attractive and stable returns to our investors. We intend to allocate between 60% and 70% of our portfolio to investments in core properties and between 30% and 40% of our portfolio to other real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition.
On March 24, 2011, we broke escrow in our initial public offering and through March 31, 2011, we had sold 376,750 shares of common stock in our ongoing initial public offering for gross offering proceeds of $3.8 million, all of which were sold in our primary offering.
As of March 31, 2011, we had not acquired, originated or contracted to make any investments. We also had not identified any assets in which there is a reasonable probability that we will invest.
KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors will manage our day-to-day operations and our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors will also provide asset-management, marketing, investor-relations and other administrative services on our behalf.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management's beliefs, observations and expectations with respect to the real estate and real estate finance markets.
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
Bank earnings and liquidity have rebounded, particularly among larger financial institutions. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC's list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
Over the past several months, the U.S. commercial real estate industry has experienced some improvement in fundamental benchmarks, such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market's appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which, coupled with historically low interest rates and slightly-relaxed underwriting standards, has helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.
Despite improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government's recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase real estate and real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future follow-on offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2011, we had not made any investments, and our total assets of $3.3 million consisted of $3.2 million of cash and cash equivalents and $0.1 million of prepaid insurance.
On March 24, 2011, we broke escrow in the offering and through March 31, 2011, we had sold 376,750 shares for gross offering proceeds of $3.8 million, all of which were sold in the primary offering. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We currently have no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition of real-estate related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the market's appetite for such financings. Though this is our target leverage, our charter does not limit our leverage until our borrowings would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. Further, other than selling commissions and the dealer manager fee, we are only liable to reimburse organization and offering costs incurred by our advisor, the dealer manager and their affiliates, up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee. As of March 31, 2011, we had not acquired, originated or contracted to make any investments. Also, as of March 31, 2011, our advisor had not identified any assets in which there is a reasonable probability that we will invest.
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
Results of Operations
Our results of operations as of March 31, 2011 are not indicative of those expected in future periods as we were in our organizational stage and had not commenced significant operations. We will not commence any significant operations until we have made investments with the net proceeds from our ongoing initial public offering.
For the three months ended March 31, 2011, we had a net loss of $0.3 million due to general and administrative costs incurred in connection with the commencement of our operations. These general and administrative costs consisted primarily of insurance expense, professional fees and independent director fees. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate and real estate-related investments. During the three months ended March 31, 2010, we had been formed but had not yet commenced operations, as we had not yet commenced our initial public offering. As a result, we had no material results of operations for that period.
As of March 31, 2011, our advisor has incurred organization and offering costs of approximately $2.7 million on our behalf. We will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the offering. As of March 31, 2011, we have paid or accrued for $0.3 million of selling commissions and dealer manager fees and $0.2 million of other organization and offering expenses, which amounts represent our maximum liability for organization and offering costs as of March 31, 2011.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. There have been no significant changes to our policies during 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our ongoing initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of May 3, 2011, we had sold 1,080,260 shares of common stock in the offering for gross offering proceeds of $10.8 million, all of which were sold in the primary offering.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group, LLC an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. If we have not sold all of the shares within two years, we may continue this offering until October 26, 2013. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as April 24, 2014. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of March 31, 2011, we had sold 376,750 shares of common stock in our ongoing initial public offering for gross offering proceeds of $3.8 million. As of March 31, 2011, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$347,438	Actual
Finders’ fees	—	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation)	216,132	Actual
Total expenses	$563,570

Percentage of offering proceeds used to pay for organization and offering costs to affiliates	15%	Actual

From the commencement of our ongoing initial public offering through March 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $3.2 million.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by any financings of our investments in real estate properties; funding obligations under any of our real estate loans receivable; investments in real estate properties and real estate-related assets; and the repayment of debt.

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program, there are several limitations on our ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder's death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

•
During each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

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
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder's death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We currently expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings - and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter and will report such estimated values to you in our annual report, our quarterly reports, or in a current report on Form 8-K, as appropriate. We will also provide information about our estimated value per share on our web site (such information may be provided by means of a link to our public filings on the SEC's web site, http://www.sec.gov). “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

We may amend, suspend or terminate the program upon 30 days' notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the three months ended March 31, 2011, we did not redeem any shares pursuant to our share redemption program because no shares were eligible for redemption. We did not issue any shares under the dividend reinvestment plan during the year ended December 31, 2010, and accordingly, we have no funds available for redemption under the share redemption program in 2011.
Item 3. Defaults upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits

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

4.5	Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (333-164703), filed September 30, 2010

PART II. OTHER INFORMATION (CONTINUED)
Item 6.    Exhibits (continued)

Ex.	Description

10.1	Amended and Restated Advisory Agreement, dated January 21, 2011, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 25, 2011

10.2
Selected Dealer Agreement dated March 17, 2011, by and between KBS Real Estate Investment Trust III, Inc., KBS Capital Advisors LLC, KBS Capital Markets Group LLC, KBS Holdings LLC and Ameriprise Financial Services, Inc.

10.3
Selected Dealer Agreement dated March 17, 2011, by and between KBS Real Estate Investment Trust III, Inc., KBS Capital Advisors LLC, KBS Capital Markets Group LLC, KBS Holdings LLC and Securities America, Inc.

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

May 6, 2011	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

May 6, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer