Form 10-Q
period 2011-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2011-08-11
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
As of August 5, 2011, there were 4,354,362 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate loan receivable, net	$9,718,233	$—
Cash and cash equivalents	15,436,921	200,000
Prepaid expenses	45,530	—
Total assets	$25,200,684	$200,000

Liabilities and stockholders' equity
Accounts payable and accrued liabilities	$134,807	$—
Due to affiliates	52,198	—
Distributions payable	36,137	—
Total liabilities	223,142	—
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 3,021,407 and 20,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	30,214	200
Additional paid-in capital	25,547,295	199,800
Accumulated deficit	(599,967)	—
Total stockholders' equity	24,977,542	200,000
Total liabilities and stockholders' equity	$25,200,684	$200,000
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues:
Interest income from real estate loan receivable	$16,167	$16,167
Expenses:
Operating, maintenance, and management	1,600	1,600
Asset management fees to affiliate	1,395	1,395
General and administrative expenses	294,261	579,756
Total expenses	297,256	582,751
Other income:
Other interest income	2,754	2,754
Net loss	$(278,335)	$(563,830)
Net loss per common share, basic and diluted	$(0.18)	$(0.69)
Weighted-average number of common shares outstanding, basic and diluted	1,570,034	814,791
Distributions declared per common share	$0.012	$0.012
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011 (unaudited)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	20,000	$200	$199,800	$—	$200,000
Issuance of common stock	3,001,407	30,014	29,825,878	—	29,855,892
Distributions declared	—	—	—	(36,137)	(36,137)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(2,691,317)	—	(2,691,317)
Other offering costs	—	—	(1,787,066)	—	(1,787,066)
Net loss	—	—	—	(563,830)	(563,830)
Balance, June 30, 2011	3,021,407	$30,214	$25,547,295	$(599,967)	$24,977,542
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011
(unaudited)

Cash Flows from Operating Activities:
Net loss	$(563,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	(45,530)
Accounts payable and accrued liabilities	134,807
Due to affiliates	5,280
Net cash used in operating activities	(469,273)
Cash Flows from Investing Activities:
Investment in real estate loan receivable	(9,718,233)
Net cash used in investing activities	(9,718,233)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	29,855,892
Payments of commissions on stock sales and related dealer manager fees	(2,691,317)
Payments of other offering costs	(1,740,148)
Net cash provided by financing activities	25,424,427
Net increase in cash and cash equivalents	15,236,921
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$15,436,921

Supplemental Disclosure of Noncash Transaction:
Increase in other offering costs due to affiliates	$46,918
Increase in distributions payable	$36,137
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor, as amended (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2011, the Advisor owned 20,000 shares of the Company's common stock.
The Company intends to invest in a diverse portfolio of real estate properties and real estate-related assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of June 30, 2011, the Company owned one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through June 30, 2011, the Company had sold 3,001,407 shares of common stock for gross offering proceeds of $29.9 million, all of which were sold in the primary offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company's accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010. For further information about the Company's accounting policies, refer to the Company's consolidated balance sheet and notes thereto for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings III and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three or six months ended June 30, 2011.
Distributions declared per common share assumes each share was issued and outstanding each day during the period from June 24, 2011 through June 30, 2011. For the three and six months ended June 30, 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from June 24, 2011 through June 30, 2011 was a record date for distributions.
Segments
The Company expects to invest in and manage a diverse portfolio of real estate properties and real estate-related assets, including commercial properties and real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt securities such as mortgage-backed securities and debt securities issued by other real estate companies; equity securities of real estate companies; and certain types of illiquid securities. As a result, the Company may operate in two business segments: real estate and real estate-related. As of June 30, 2011, the Company has invested in one real estate-related asset, and therefore, the Company currently operates in one business segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Recently Issued Accounting Standards Updates
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011.  The adoption of ASU No. 2011-05 will require the Company to change the presentation of comprehensive income in its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.  The Company does not expect that the adoption of ASU No. 2011-04 will have a material impact to its consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 updated accounting guidance to clarify certain determining factors, such as when a concession has been granted and when a debtor is experiencing financial difficulties, in evaluating whether or not a debt restructuring is deemed to be a “Troubled Debt Restructuring.” The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Company is currently assessing the impact the adoption of ASU No. 2011-02 will have on its consolidated financial statements. The adoption of ASU No. 2011-02 could result in an increase of future debt restructurings, if any, recorded as “Troubled Debt Restructurings,” which could have a material impact to the Company's consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. The proposed guidance in ASU No. 2010-20 is effective for interim and annual periods beginning after June 15, 2011, in conjunction with the effective date of ASU No. 2011-02. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

3. REAL ESTATE LOAN RECEIVABLE
As of June 30, 2011, the Company, through an indirect wholly-owned subsidiary, had originated one real estate loan receivable as follows:

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2011 (1)	Book Value as of June 30, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Loan Origination (4)
Dallas, Texas	06/24/2011	Office	Mortgage	$9,700,000	$9,718,233	7.5%	7.5%	07/01/2016
_____________________
(1)     Outstanding principal balance as of June 30, 2011 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2)     Book value of real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
(3)     Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2011, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of June 30, 2011.
(4)    Monthly payments are interest only for the first 23 months of the term of the loan, followed by payments of principal and interest, with principal calculated using an amortization schedule of 30 years and with the remaining principal balance and all accrued and unpaid interest and all other charges due at maturity. As of June 30, 2011, $9.7 million had been disbursed under the Aberdeen First Mortgage Loan and an additional $14.2 million remained available for future funding, subject to certain conditions set forth in the loan agreement.
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2011:

Face value of real estate loan receivable originated	$9,700,000
Closing costs and origination fees on origination of real estate loan receivable	18,233
Real estate loan receivable	$9,718,233
Recent Originations
Aberdeen First Mortgage Loan
On June 24, 2011, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan of up to $23.9 million (the “Aberdeen First Mortgage Loan”) from a borrower unaffiliated with the Company or the Advisor. The borrower used the proceeds from the loan to acquire a Class A office building containing 319,758 rentable square feet located in Dallas, Texas and will use additional funds from the loan for capital and operating expenditures, subject to certain conditions set forth in the loan agreement.  Monthly payments are interest only during the first 23 months of the term of the loan, followed by payments of principal and interest, with principal calculated using an amortization schedule of 30 years and with the remaining principal balance and all accrued and unpaid interest and all other charges due at maturity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

4. FAIR VALUE DISCLOSURES
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company's financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:
Cash and cash equivalents and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
Real estate loan receivable: The Company's real estate loan receivable is presented in the accompanying consolidated balance sheets at amortized cost net of recorded loan loss reserve and not at fair value. The fair value of the real estate loan receivable was estimated using an internal valuation model that considered the expected cash flows for the loan, underlying collateral values (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.
The following are the carrying amount and fair value of the Company’s real estate loan receivable as of June 30, 2011:

	June 30, 2011
	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$9,700,000	$9,718,233	$9,700,000
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of June 30, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company's estimate of value at a future date could be materially different.
5. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the six months ended June 30, 2011, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2011 and any related amounts payable as of June 30, 2011:

	Incurred
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Payable as of June 30, 2011
Expensed
Reimbursement of operating expenses (1)	$—	$270,888	$5,280
Asset management fees	1,395	1,395	—

Additional Paid-in Capital
Selling commissions	1,560,916	1,795,640	—
Dealer manager fees	782,963	895,677	—
Reimbursable other offering costs	1,570,934	1,787,066	46,918

Capitalized
Origination fees	18,233	18,233	—
	$3,934,441	$4,768,899	$52,198
_____________________
(1)    The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company's allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursed under the Advisory Agreement through June 30, 2011. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company's executive officers.

Through June 30, 2011, the Advisor has incurred organization and other offering costs of approximately $2.9 million on behalf of the Company. The Company will be liable to reimburse the Advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on organization and offering expenses, does not exceed 15% of the gross proceeds of the Offering. In addition, at the end of the primary offering and again at the end of the offering under the Company's dividend reinvestment plan, the Advisor has agreed to reimburse the Company to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceeds 2% of the gross proceeds the Company raised in its respective offering. As of June 30, 2011, the Company has paid or accrued $2.7 million in selling commissions and dealer manager fees and $1.8 million of other organization and offering expenses, which amounts represent the Company's maximum liability for organization and offering costs as of June 30, 2011.
In connection with the Offering, the Company's sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors' and officers' insurance coverage to insure the sponsors' obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the six months ended June 30, 2011, the Advisor paid $41,000 to the insurer for the costs of the supplemental coverage obtained by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Advance from Advisor for Distributions
The Company and the Advisor entered into amendments to the Advisory Agreement, pursuant to which the Advisor agreed to advance funds to the Company for distribution record dates through the period ending October 31, 2011; provided, however, if in the Company's conflicts committee's sole discretion, the Company makes an investment and obtains financing with respect to such investment that provides the Company with excess borrowing capacity sufficient to cover all or a portion of any unpaid distributions declared by the Company for distribution record dates through October 31, 2011, then the conflicts committee may advise the Advisor to reduce the amount of the advance otherwise due to the Company by the amount of such excess borrowings.
The Company agreed with the Advisor that the Company will only be obligated to repay the Advisor for these advances if and to the extent that:

(i)
The Company's modified funds from operations (“MFFO”), as such term is defined by the Investment Program Association and interpreted by the Company, for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “MFFO Surplus”), and the Company will pay the Advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or

(ii)
The advance may be repaid from excess proceeds (“Excess Proceeds”) from third-party financings, provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by the Company's conflicts committee in its sole discretion.

No interest will accrue on the advance being made by the Advisor. As of June 30, 2011, no amount had been advanced by the Advisor for distributions.
6. COMMITMENTS AND CONTINGENCIES
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
7. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced its Offering on October 26, 2010. As of August 5, 2011, the Company had sold 4,334,362 shares of common stock in the Offering for gross offering proceeds of $43.1 million, including 1,879 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $17,850.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Distributions Paid
On July 15, 2011, the Company paid distributions of $36,137, which related to distributions declared for each day in the period from June 24, 2011 through June 30, 2011.
Distributions Declared
On July 8, 2011, the Company's board of directors declared distributions based on daily record dates for the period from August 1, 2011 through August 31, 2011, which the Company expects to pay in September 2011. On August 10, 2011, the Company's board of directors declared distributions based on daily record dates for the period from September 1, 2011 through September 30, 2011, which the Company expects to pay in October 2011, and distributions based on daily record dates for the period October 1, 2011 through October 31, 2011, which the Company expects to pay in November 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share. Distributions for these periods will be funded from an advance from the Advisor, provided that the Company's conflicts committee may advise the Advisor to reduce the amount of the advance for any unpaid distributions to the extent of excess borrowings from future investments. The Advisor is not obligated to advance funds to the Company, and has not agreed to advance funds to the Company, for distributions for any future periods.
Amended and Restated Dealer Manager Agreement
On August 10, 2011, the Company entered into an amended and restated dealer manager agreement, which clarifies the Company's reimbursement obligation and the Dealer Manager's reimbursement obligation with respect to offering costs and expenses. See Part II, Item 5, “Other Information.”

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of June 30, 2011, our total assets were $25.2 million. We are dependent on KBS Capital Advisors LLC ("KBS Capital Advisors"), our advisor, to identify suitable investments and to manage our investments.

•
All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor's compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from financings to fund distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets. Our advisor has agreed to advance funds to us for distribution record dates for the period from June 24, 2011 through October 31, 2011, provided that our conflicts committee may advise our advisor to reduce the amount of the advance for any unpaid distributions to the extent of excess borrowings from future investments. The amount of cash available for distributions in future periods may be reduced by the repayment of the advance from our advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

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
Overview
We were formed on December 22, 2009 as a Maryland corporation and intend to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group LLC ("KBS Capital Markets Group"), an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of June 30, 2011, we owned one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering and through June 30, 2011, we had sold 3,001,407 shares of common stock in our ongoing initial public offering for gross offering proceeds of $29.9 million, all of which were sold in our primary offering.
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
During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation. Recent global economic events centered on the possible default of sovereign government debt in Europe and the lowering of the credit rating of the U.S. government debt by Standard & Poor's to AA+ from AAA have increased market volatility.
The health of the global capital markets remain a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC's list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
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
Throughout the financial crisis and economic downturn, commercial real estate transactions experienced a sharp decline in volume. Recent trends indicate a modest rebound in transaction activity. High-quality assets in top-tier markets experienced the largest increase in transaction volume. One of the significant barriers to deal flow is the spread between buyer/seller pricing expectations. It is expected that more commercial properties will come into the market as loans mature, marginally performing properties default and banks increase their foreclosure activity. From a financing perspective, new lending is expected to remain subdued in the near term. The commercial mortgage-backed securities ("CMBS") market, formerly a significant source of liquidity and debt capital, was inactive in 2008 and 2009, and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.
Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market's appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which coupled with historically low interest rates and slightly-relaxed underwriting standards, has helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery. Recent setbacks in the demand for CMBS securities serve as a reminder that the health of the global capital markets is still fragile.

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
On March 24, 2011, we broke escrow in the offering and through June 30, 2011, we had sold 3,001,407 shares for gross offering proceeds of $29.9 million, all of which were sold in the primary offering. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
During the six months ended June 30, 2011, we made our first investment, the origination of a first mortgage loan. Our cash needs for this acquisition were met with the proceeds from our ongoing initial public offering. Operating cash needs during the same period were also met with proceeds from our ongoing initial public offering.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investment are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of June 30, 2011, the borrower under our real estate loan receivable was current on all contractual loan payments.
We currently have no outstanding debt. Our advisor has agreed to advance funds to us for distribution record dates through the period ending October 31, 2011; provided, however, if in our conflicts committee's sole discretion, we make an investment and obtain financing with respect to such investment that provides us with excess borrowing capacity sufficient to cover all or a portion of any unpaid distributions declared by us for distribution record dates through October 31, 2011, then our conflicts committee may advise our advisor to reduce the amount of the advance otherwise due to us by the amount of such excess borrowings.
No interest will accrue on the advance being made by the advisor. We will only be obligated to repay the advisor for these advances if and to the extent that:

(i)
Our modified funds from operations (“MFFO”), as such term is defined by the Investment Program Association and interpreted by us, for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “MFFO Surplus”), and we will pay the advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or

(ii)
The advance may be repaid from excess proceeds (“Excess Proceeds”) from third-party financings, provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by our conflicts committee in its sole discretion.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing and other liabilities related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing and other liabilities related to the acquisition of real-estate related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the market's appetite for such financings. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf.  However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary offering and again at the end of the offering pursuant to the dividend reinvestment plan, the advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds we raised in the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2011:

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding funding obligations under real estate loan receivable	$14,200,000	(1)	(1)	(1)	(1)
_____________________
(1)     On June 24, 2011, we originated the Aberdeen First Mortgage Loan. As of June 30, 2011, we had disbursed $9.7 million to the borrower under the Aberdeen First Mortgage Loan and another $14.2 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. The Aberdeen First Mortgage Loan matures on July 1, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
The SEC declared the registration statement for our initial public offering effective on October 26, 2010, and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering. Our results of operations as of June 30, 2011 are not indicative of those expected in future periods as we broke escrow in our initial public offering on March 24, 2011 and commenced operations on June 24, 2011 in connection with our first investment. During the period from inception (December 22, 2009) to December 31, 2010, we had been formed but had not yet commenced any significant operations, as we had not broken escrow in our initial public offering. As a result, we had no material results of operations for that period.
As of June 30, 2011, we had acquired one first mortgage loan. We funded the origination of this loan with proceeds from our ongoing initial public offering. Interest income from our real estate loan receivable, recognized using the interest method, was $16,167 for the three and six months ended June 30, 2011. We incurred asset management fees with respect to our real estate loan receivable that totaled $1,395 for the three and six months ended June 30, 2011. All asset management fees incurred as of June 30, 2011 have been paid.
We expect that interest income from real estate loans receivable and expenses from asset management fees will each increase in future periods as a result of owning the real estate loan receivable acquired on June 24, 2011 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related assets.
General and administrative expenses for the three and six months ended June 30, 2011 totaled $0.3 million and $0.6 million, respectively. These general and administrative costs consisted primarily of insurance expense, professional fees and independent director fees. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate and real estate-related investments.
For the three and six months ended June 30, 2011, we had a net loss of $0.3 million and $0.6 million, respectively, due primarily to general and administrative costs incurred in connection with the commencement of our operations.
Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders' equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf.  However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceeds 2% of the gross proceeds we raised in the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of June 30, 2011, selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through June 30, 2011, including shares issued through our dividend reinvestment plan, we had sold 3,001,407 shares in the offering for gross offering proceeds of $29.9 million million and recorded organization and other offering costs of $1.8 million and selling commissions and dealer manager fees of $2.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Until we have fully invested the proceeds of our primary initial public offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing.
For the three and six months ended June 30, 2011, distributions were based on daily record dates for each day in the period from June 24, 2011 through June 30, 2011 and calculated at a rate of $0.00178082 per share per day. Total distributions declared for record dates during the three and six months ended June 30, 2011 were $36,137, or $0.012 per share, assuming the share was issued and outstanding each day during the period from June 24, 2011 through June 30, 2011. These were the only record dates for distributions from inception through June 30, 2011. Distributions for this period were paid on July 15, 2011. Our cumulative net loss from inception through June 30, 2011 was $0.6 million. We funded the payment of these distributions with an advance from our advisor. The terms of the advance are described above under “—Liquidity and Capital Resources.” Our advisor has agreed to advance funds to us for distribution record dates for the period from June 24, 2011 through October 31, 2011; provided that our conflicts committee may advise our advisor to reduce the amount of the advance for any unpaid distributions to the extent of excess borrowings from future investments. Our advisor is not obligated to advance funds to us, and has not agreed to advance funds to us, for distributions for any other future periods.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations. Further, our operating performance cannot be accurately predicted due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. Those factors include: the operating performance of investments we may make in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; changes in interest rates on any debt we incur; and the level of participation in our dividend reinvestment plan.
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
Status of the Offering
We commenced our ongoing initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of August 5, 2011, we had sold 4,334,362 shares of common stock in the offering for gross offering proceeds of $43.1 million, including 1,879 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $17,850.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Paid
On July 15, 2011, we paid distributions of $36,137, which related to distributions declared for each day in the period from June 24, 2011 through June 30, 2011.
Distributions Declared
On July 8, 2011, our board of directors declared distributions based on daily record dates for the period from August 1, 2011 through August 31, 2011, which we expect to pay in September 2011. On August 10, 2011, our board of directors declared distributions based on daily record dates for the period from September 1, 2011 through September 30, 2011, which we expect to pay in October 2011, and distributions based on daily record dates for the period October 1, 2011 through October 31, 2011, which we expect to pay in November 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share. Distributions for these periods will be funded from an advance from our advisor, provided that our conflicts committee may advise our advisor to reduce the amount of the advance for any unpaid distributions to the extent of excess borrowings from future investments. Our advisor is not obligated to advance funds to us, and has not agreed to advance funds to us, for distributions for any future periods.
Amended and Restated Dealer Manager Agreement
On August 10, 2011, we entered into an amended and restated dealer manager agreement, which clarifies our reimbursement obligation and our dealer manager's reimbursement obligation with respect to offering costs and expenses. See Part II, Item 5, “Other Information.”
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
As of June 30, 2011, we owned one fixed-rate real estate loan receivable. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate real estate loan receivable unless such instrument matures or is otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instrument. At June 30, 2011, the fair value and carrying value of our fixed rate real estate loan receivable was $9.7 million. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
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

As of June 30, 2011, we had sold 3,001,407 shares of common stock in our ongoing initial public offering for gross offering proceeds of $29.9 million. As of June 30, 2011, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$2,691,317	Actual
Finders’ fees	—	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation)	1,787,066	Actual
Total expenses	$4,478,383

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	15%	Actual

From the commencement of our ongoing initial public offering through June 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $25.4 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of June 30, 2011, we had used the net proceeds from our initial public offering to fund $9.7 million of an up to $23.9 million first mortgage loan originated by us, including $18,000 of closing costs and origination fees and expenses.

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
During the three and six months ended June 30, 2011, we did not redeem any shares pursuant to our share redemption program because no shares were eligible for redemption. We did not issue any shares under the dividend reinvestment plan during the year ended December 31, 2010, and accordingly, we have no funds available for redemption under the share redemption program in 2011.

PART II. OTHER INFORMATION (CONTINUED)

Item 3. Defaults upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
As of the quarter ended June 30, 2011, all items required to be disclosed under Form 8-K were reported under Form 8‑K.
Amendment to the Advisory Agreement Relating to an Advance from KBS Capital Advisors
In order for our stockholders to earn cash distributions during the early stages of our ongoing initial public offering, on August 10, 2011, we entered into an amendment to the advisory agreement with KBS Capital Advisors pursuant to which our advisor agreed to advance funds to us for distribution record dates through the period ending October 31, 2011; provided, however, if in our conflicts committee's sole discretion, we make an investment and obtain financing with respect to such investment that provides us with excess borrowing capacity sufficient to cover all or a portion of any unpaid distributions declared by us for distribution record dates through October 31, 2011, then our conflicts committee may advise our advisor to reduce the amount of the advance otherwise due to us by the amount of such excess borrowings.
    We agreed with our advisor that we will only be obligated to repay the advisor for this advance if and to the extent that:

(i)
Our modified funds from operations (“MFFO”), as such term is defined by the Investment Program Association and interpreted by us, for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “MFFO Surplus”), and we will pay our advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or

(ii)
The advance may be repaid from excess proceeds (“Excess Proceeds”) from third-party financings, provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by our conflicts committee in its sole discretion.

No interest will accrue on the advance being made by our advisor. Our advisor is not obligated to advance funds to us, and has not agreed to advance funds to us, for distributions for any future periods.
Amended and Restated Dealer Manager Agreement
On August 10, 2011, we entered into an amended and restated dealer manager agreement (the “Amended and Restated Dealer Manager Agreement”) with KBS Capital Markets Group (the “Dealer Manager”). The terms of the Amended and Restated Dealer Manager Agreement are identical to the dealer manager agreement that was previously in effect except that the Amended and Restated Dealer Manager Agreement clarifies our reimbursement obligation and the Dealer Manager's reimbursement obligation with respect to offering costs and expenses. Specifically, the Amended and Restated Dealer Manager Agreement provides that we will reimburse the Dealer Manager for all items of underwriting compensation referenced in the prospectus for our primary initial public offering, as amended and supplemented (the “Prospectus”), to the extent that the Prospectus indicates such items will be paid by us, provided that within 30 days after the end of the month in which our primary initial public offering terminates, the Dealer Manager will reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We will also pay directly or reimburse the Dealer Manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us under the Amended and Restated Dealer Manager Agreement may cause total organization and offering expenses to exceed 15% of the aggregate gross proceeds from the primary offering and the offering under the dividend reinvestment plan.

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Ex.	Description

1.1	Amended and Restated Dealer Manager Agreement, between KBS Real Estate Investment Trust III, Inc. (the "Company") and KBS Capital Markets Group LLC, dated August 10, 2011

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 25, 2011

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11, Commission File No. 333-164703

4.1
Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-11, Commission File No. 333-164703

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-11, Commission File No. 333-164703

4.3
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-11, Commission File No. 333-164703

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11, Commission File No. 333-164703

4.5	Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11, Commission File No. 333-164703

10.1	Amendment No. 1 to the Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 6, 2011

10.2	Loan Agreement, by and between JP Aberdeen Partners, LP in favor of KBS Debt Holdings III, LLC, dated June 23, 2011

10.3	Promissory Note, by JP Aberdeen Partners, LP in favor of KBS Debt Holdings III, LLC, dated June 23, 2011

10.4	Amendmend No. 2 to the Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated June 24, 2011

10.5	Amendment No. 3 to the Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated July 8, 2011

10.6	Amendment No. 4 to the Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated August 10, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following information from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

August 11, 2011	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

August 11, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer