Form 10-Q
period 2011-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2011-11-07
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes  ☐  No  ☒
As of November 1, 2011, there were 7,681,538 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate:
Land	$2,850,000	$—
Building and improvements	37,943,918	—
Tenant origination and absorption costs	6,579,529	—
Total real estate, cost	47,373,447	—
Less accumulated depreciation and amortization	(89,645)	—
Total real estate, net	47,283,802	—
Real estate loan receivable, net	9,881,927	—
Cash and cash equivalents	15,025,677	200,000
Accrued interest receivable	61,627	—
Deferred financing costs, prepaid expenses and other assets	1,286,302	—
Total assets	$73,539,335	$200,000
Liabilities and stockholders’ equity
Note payable	$18,250,000	$—
Accounts payable and accrued liabilities	825,267	—
Due to affiliates	516,346	—
Distributions payable	322,485	—
Total liabilities	19,914,098	—
Commitments and contingencies (Note 11)
Redeemable common stock	228,989	—
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 6,623,513 and 20,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	66,235	200
Additional paid-in capital	55,746,055	199,800
Cumulative distributions and net losses	(2,416,042)	—
Total stockholders’ equity	53,396,248	200,000
Total liabilities and stockholders’ equity	$73,539,335	$200,000
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues:
Rental income	$15,951	$15,951
Tenant reimbursements	9,679	9,679
Interest income from real estate loan receivable	186,259	202,426
Total revenues	211,889	228,056
Expenses:
Operating, maintenance, and management	612	2,212
Real estate taxes and insurance	4,596	4,596
Asset management fees to affiliate	19,907	21,302
Real estate acquisition fees to affiliates	476,381	476,381
Real estate acquisition fees and expenses	265,627	265,627
General and administrative expenses	392,365	972,120
Depreciation and amortization	89,645	89,645
Interest expense	2,523	2,523
Total expenses	1,251,656	1,834,406
Other income:
Other interest income	7,354	10,107
Net loss	$(1,032,413)	$(1,596,243)
Net loss per common share, basic and diluted	$(0.22)	$(0.74)
Weighted-average number of common shares outstanding, basic and diluted	4,783,440	2,152,211
Distributions declared per common share	$0.164	$0.176
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011 (unaudited)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	20,000	$200	$199,800	$—	$200,000
Issuance of common stock	6,603,513	66,035	65,629,587	—	65,695,622
Transfers to redeemable common stock	—	—	(228,989)	—	(228,989)
Distributions declared	—	—	—	(819,799)	(819,799)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(5,918,189)	—	(5,918,189)
Other offering costs	—	—	(3,936,154)	—	(3,936,154)
Net loss	—	—	—	(1,596,243)	(1,596,243)
Balance, September 30, 2011	6,623,513	$66,235	$55,746,055	$(2,416,042)	$53,396,248
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011
(unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,596,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,645
Noncash interest income on real estate-related investments	910
Changes in assets and liabilities:
Accrued interest receivable	(61,627)
Deferred financing costs, prepaid expenses and other assets	(267,587)
Accounts payable and accrued liabilities	824,352
Due to affiliates	497,314
Net cash used in operating activities	(513,236)
Cash Flows from Investing Activities:
Acquisition of real estate	(47,372,532)
Investment in real estate loan receivable	(9,882,837)
Escrow deposits for future real estate purchase	(800,100)
Net cash used in investing activities	(58,055,469)
Cash Flows from Financing Activities:
Proceeds from note payable	18,250,000
Payments of deferred financing costs	(218,615)
Proceeds from issuance of common stock	65,466,633
Payments of commissions on stock sales and related dealer manager fees	(5,918,189)
Payments of other offering costs	(3,917,122)
Distributions paid to common stockholders	(268,325)
Net cash provided by financing activities	73,394,382
Net increase in cash and cash equivalents	14,825,677
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$15,025,677
Supplemental Disclosure of Noncash Transaction:
Increase in other offering costs due to affiliates	$19,032
Increase in distributions payable	$322,485
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$228,989
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2011, the Advisor owned 20,000 shares of the Company’s common stock.
The Company intends to invest in a diverse portfolio of real estate properties and real estate-related assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of September 30, 2011, the Company owned one office building and one first mortgage loan secured by a deed of trust.
On February 4, 2010, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares are being offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on October 26, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate properties and real estate-related assets.
On March 24, 2011, the Company broke escrow in the Offering and through September 30, 2011, the Company had sold 6,603,513 shares of common stock for gross offering proceeds of $65.7 million, including 24,104 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $0.2 million.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010. For further information about the Company’s accounting policies, refer to the Company’s consolidated balance sheet and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three or nine months ended September 30, 2011.
Distributions declared per common share assumes each share was issued and outstanding each day during the period from June 24, 2011 through September 30, 2011. For the three and nine months ended September 30, 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from June 24, 2011 through September 30, 2011 was a record date for distributions.
Segments
The Company expects to invest in and manage a diverse portfolio of real estate properties and real estate-related assets, including commercial properties and real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt securities such as mortgage-backed securities and debt securities issued by other real estate companies; equity securities of real estate companies; and certain types of illiquid securities. As a result, the Company operates in two business segments: real estate and real estate-related. For financial data by segment, see Note 9, “Segment Information.”
Recently Issued Accounting Standards Updates
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.  The Company does not expect that the adoption of ASU No. 2011-04 will have a material impact to its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 updated accounting guidance to clarify certain determining factors, such as when a concession has been granted and when a debtor is experiencing financial difficulties, in evaluating whether or not a debt restructuring is deemed to be a “Troubled Debt Restructuring.” The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Company adopted ASU No. 2011-02 during the quarter ended September 30, 2011, and such adoption did not have a material impact on the Company’s consolidated financial statements. The adoption of ASU No. 2011-02 could result in an increase of future debt restructurings, if any, recorded as “Troubled Debt Restructurings,” which could have a material impact to the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. The Company adopted ASU No. 2010-20 during the quarter ended September 30, 2011, in conjunction with the effective date of ASU No. 2011-02. The adoption of ASU No. 2010-20 requires additional disclosures, but does not have a material impact to on the Company’s consolidated financial statements.
3. REAL ESTATE
As of September 30, 2011, the Company’s real estate portfolio was 100% occupied and was composed of one office property encompassing approximately 173,962 rentable square feet. The following table provides summary information regarding the property owned by the Company as of September 30, 2011:

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/11	Austin	TX	Office	$47,373,447	$(89,645)	$47,283,802
Recent Acquisition
On September 29, 2011, the Company, through an indirect wholly owned subsidiary, purchased a five-story office building containing 173,962 rentable square feet located on approximately 4.3 acres of land in Austin, Texas (“Domain Gateway”). The contractual purchase price of Domain Gateway was approximately $48.0 million plus closing costs. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. The Company allocated $2.9 million to land, $37.9 million to building and improvements and $6.6 million to tenant origination and absorption costs during the nine months ended September 30, 2011. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 7.9 years for tenant origination and absorption costs.
The Company recorded the acquisition as a business combination and expensed $0.7 million of acquisition costs related to this property for the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2011, the Company recognized $25,630 of total revenues from this property, respectively. During the three and nine months ended September 30, 2011, the Company recognized $15,941 of operating income from this property, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Operating Lease
The Company’s real estate property is 100% leased to OneWest Bank, FSB (“OneWest Bank”). As of September 30, 2011, the Company had a concentration of credit risk related to the OneWest Bank lease. OneWest Bank is a federal savings bank, with approximately 78 retail banking branches throughout Southern California. The OneWest Bank lease expires on August 31, 2019. OneWest Bank has two five-year extension options. This tenant also has a one-time option to terminate one full floor, which option becomes effective as of September 1, 2016, and a second one-time option to terminate one full floor, which option becomes effective as of September 1, 2017, with each option subject to a termination fee. As of September 30, 2011, the average annualized base rent, calculated as annualized contractual base rental income, adjusted to straight-line any contractual rent increases from the lease’s inception through the balance of the term, is $3.7 million and the average annualized base rent per square foot is $21.36 per square foot.
As of September 30, 2011, the future minimum rental income from the Company’s property under its non-cancelable operating lease was as follows:

October 1, 2011 through December 31, 2011	$717,593
2012	3,102,322
2013	3,595,215
2014	3,682,196
2015	3,769,177
Thereafter	14,554,821
$29,421,324
No material tenant credit issues have been identified at this time.
4. TENANT ORIGINATION AND ABSORPTION COSTS
As of September 30, 2011, the Company’s tenant origination and absorption costs (excluding fully amortized assets and liabilities and accumulated amortization) are as follows:

Cost	$6,579,529
Accumulated Amortization	(34,629)
Net Amount	$6,544,900
During the three and nine months ended September 30, 2011, the Company recorded $34,629 of amortization expense related to its tenant origination and absorption costs, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

5. REAL ESTATE LOAN RECEIVABLE
As of September 30, 2011, the Company, through an indirect wholly-owned subsidiary, had originated one real estate loan receivable as follows:

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2011 (1)	Book Value as of September 30, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Aberdeen First Mortgage Origination (5)
Dallas, Texas	06/24/2011	Office	Mortgage	$9,860,396	$9,881,927	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of September 30, 2011 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value of real estate loan receivable represents outstanding principal balance adjusted for origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2011, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of September 30, 2011.

(4)	Maturity date is as of September 30, 2011.

(5)
Monthly payments are interest only for the first 23 months of the term of the loan, followed by payments of principal and interest, with principal calculated using an amortization schedule of 30 years and with the remaining principal balance and all accrued and unpaid interest and all other charges due at maturity. As of September 30, 2011, $9.9 million had been disbursed under the Aberdeen First Mortgage Loan and an additional $14.0 million remained available for future funding, subject to certain conditions set forth in the loan agreement.

The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2011:

Face value of real estate loan receivable originated	$9,700,000
Closing costs and origination fees on origination of real estate loan receivable	22,441
Amortization of closing costs and origination fees on originated real estate loan receivable	(910)
Advances on real estate loan receivable	160,396
Real estate loan receivable	$9,881,927
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

6. NOTE PAYABLE
As of September 30, 2011, the Company’s note payable consisted of the following:

	Principal as of September 30, 2011	Contractual Interest Rate as of September 30, 2011(1)	Effective Interest Rate at September 30, 2011 (1)	Payment Type	Maturity Date
Portfolio Bridge Loan (2)	$18,250,000	One-month LIBOR + 2.25%	2.5%	Interest only	9/29/2012
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2011. Effective interest rate is calculated as the actual interest rate in effect at September 30, 2011 (consisting of the contractual interest rate), using interest rate indices at September 30, 2011, where applicable.
(2) See - “Recent Financing Transactions - Portfolio Bridge Loan.”
As of September 30, 2011, the Company’s deferred financing costs were $218,615, net of amortization and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2011, the Company incurred $2,523 of interest expense, respectively. As of September 30, 2011, $2,523 of interest expense was payable.
Our note payable contains financial and non-financial debt covenants. As of September 30, 2011, the Company was in compliance with all debt covenants.
Recent Financing Transaction
Portfolio Bridge Loan
On September 29, 2011, in connection with the acquisition of Domain Gateway, the Company, through an indirect wholly owned subsidiary, entered into a one‑year secured bridge loan with Wells Fargo Bank, N.A. (the “Mortgage Lender”) for borrowings of up to $42.3 million (the “Portfolio Bridge Loan”) secured by Domain Gateway and, upon closing, by a five-story office building containing 138,008 rentable square feet located on approximately 9.7 acres of land in Austin, Texas (“Las Cimas IV”).  As of September 30, 2011, $18.3 million had been disbursed to the Company, and an additional $6.0 million of revolving debt is available for future disbursement. The remaining $18.0 million, of which $4.0 million will be revolving debt, will be made available for disbursement upon acquisition of Las Cimas IV and subject to the other terms and conditions of the loan agreement. The Portfolio Bridge Loan matures on September 29, 2012, with an option to extend the maturity date to December 29, 2012, subject to certain conditions.  The Portfolio Bridge Loan bears interest at a floating rate of 225 basis points over one-month LIBOR during the initial term of the loan and monthly payments are interest only with the entire balance due at maturity, assuming no prior prepayment.  The Company has the right to draw and repay any portion of the $10.0 million revolving debt portion of the loan. The Company also has the right to prepay the portion of the loan that is not revolving.
KBS REIT Properties III, LLC (“REIT Properties III”), the Company’s wholly owned subsidiary, is providing a limited guaranty of the Portfolio Bridge Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain intentional actions committed by any borrower under the Portfolio Bridge Loan, the Company or any of their affiliates in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Portfolio Bridge Loan in the event of certain bankruptcy or insolvency proceedings involving any borrower under the Portfolio Bridge Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

7. FAIR VALUE DISCLOSURES
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:
Cash and cash equivalents and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
Real estate loan receivable: The Company’s real estate loan receivable is presented in the accompanying consolidated balance sheets at amortized cost net of recorded loan loss reserve and not at fair value. The fair value of the real estate loan receivable was estimated using an internal valuation model that considered the expected cash flows for the loan, underlying collateral values (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.
Note payable: The fair value of the Company’s note payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of a liability in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and note payable as of September 30, 2011, which carrying amounts generally do not approximate the fair values:

	September 30, 2011
	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$9,860,396	$9,881,927	$9,781,257
Financial liabilities:
Note payable	$18,250,000	$18,250,000	$18,250,000
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of September 30, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

During the nine months ended September 30, 2011, the Company measured the following asset at fair value:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investment in real estate (1)	$47,372,532	$—	$—	$47,372,532
_____________________
(1) Amount reflects acquisition date fair value of real estate acquired in 2011.
8. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the nine months ended September 30, 2011, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2011 and any related amounts payable as of September 30, 2011:

	Incurred		Payable as of
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	September 30, 2011
Expensed
Reimbursement of operating expenses (1)	$25,961	$296,849	$—
Asset management fees	19,907	21,302	—
Real estate acquisition fees	476,381	476,381	—

Additional Paid-in Capital
Selling commissions	2,157,020	3,952,660	—
Dealer manager fees	1,069,852	1,965,529	—
Reimbursable other offering costs	2,149,088	3,936,154	19,032

Cumulative Distributions
Advance for distributions paid	497,314	497,314	497,314

Capitalized
Origination fees	—	239,000	—
	$6,395,523	$11,385,189	$516,346
_____________________
(1)The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $37,915 and were the only employee costs reimbursed under the Advisory Agreement through September 30, 2011. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
Through September 30, 2011, the Advisor had incurred organization and other offering costs of approximately $4.2 million on behalf of the Company. The Company reimburses the Advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on organization and offering expenses, does not exceed 15% of the gross proceeds of the Offering as of the date of reimbursement. In addition, at the end of the primary offering and again at the end of the offering under the Company’s dividend reinvestment plan, the Advisor has agreed to reimburse the Company to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds the Company raised in its respective offering. Through September 30, 2011, the Dealer Manager had incurred offering costs of $0.7 million on behalf of the Company. The Company reimburses the Dealer Manager for underwriting compensation as discussed in the prospectus for the Offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, the Dealer Manager must reimburse the Company to the extent that the Company’s reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. The Company also pays directly or reimburses the Dealer Manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by the Company to the Advisor or the Dealer Manager may cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Offering as of the date of reimbursement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

As of September 30, 2011, the Company has paid or accrued $5.9 million in selling commissions and dealer manager fees and $3.9 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and offering costs as of September 30, 2011.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the nine months ended September 30, 2011, the Advisor paid $40,000 to the insurer for the costs of the supplemental coverage obtained by the Company.
Advance from Advisor for Distributions
Pursuant to the Advisory Agreement, the Advisor agreed to advance funds to the Company for distribution record dates through the period ended October 31, 2011; provided, however, if in the Company’s conflicts committee’s sole discretion, the Company made an investment and obtained financing with respect to such investment that provided the Company with excess borrowing capacity sufficient to cover all or a portion of any unpaid distributions declared by the Company for distribution record dates through October 31, 2011, then the conflicts committee could advise the Advisor to reduce the amount of the advance otherwise due to the Company by the amount of such excess borrowings. On October 28, 2011, the conflicts committee made such a determination and advised the Advisor that the distributions for distribution record dates from October 1, 2011 through October 31, 2011 would be paid from excess borrowing capacity and not from an advance from the Advisor.
The Company agreed with the Advisor that the Company will only be obligated to repay the Advisor for these advances if and to the extent that:

(i)
The Company’s modified funds from operations (“MFFO”), as such term is defined by the Investment Program Association and interpreted by the Company, for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “MFFO Surplus”), and the Company will pay the Advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or

(ii)
The advance may be repaid from excess proceeds (“Excess Proceeds”) from third-party financings, provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by the Company’s conflicts committee in its sole discretion.

No interest accrues on the advance made by the Advisor. As of September 30, 2011, $497,314 had been advanced by the Advisor for distributions.
9. SEGMENT INFORMATION
The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in an office property. Under the real estate-related segment, the Company has originated a mortgage loan. All revenues earned from the Company's two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non‑GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non‑property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company's real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance, as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company's definition.
The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2011:

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Revenues:
Real estate segment	$25,630	$25,630
Real estate-related segment	186,259	202,426
Total segment revenues	$211,889	$228,056
Interest Expense:
Real estate segment	$2,523	$2,523
Real estate-related segment	—	—
Total segment interest expense	$2,523	$2,523
NOI:
Real estate segment	$15,941	$15,941
Real estate-related segment	168,310	181,482
Total NOI	$184,251	$197,423

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The following table summarizes total assets and total liabilities for each reportable segment as of September 30, 2011:

As of September 30, 2011
Assets:
Real estate segment	$48,001,402
Real estate-related segment	10,030,407
Total segment assets	58,031,809
Corporate-level (1)	15,507,526
Total assets	$73,539,335
Liabilities:
Real estate segment	$18,838,677
Real estate-related segment	—
Total segment liabilities	18,838,677
Corporate-level (2)	1,075,421
Total liabilities	$19,914,098
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $14.5 million as of September 30, 2011.
(2) As of September 30, 2011, corporate-level liabilities consisted primarily of amounts due to affiliates for advances to pay distributions, distributions payable to stockholders and accruals for professional fees.
The following table reconciles the Company’s net income to its NOI for the three and nine months ended September 30, 2011:

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Net loss	$(1,032,413)	$(1,596,243)
Other interest income	(7,354)	(10,107)
Real estate acquisition fees to affiliates	476,381	476,381
Real estate acquisition fees and expenses	265,627	265,627
General and administrative expenses	392,365	972,120
Depreciation and amortization	89,645	89,645
NOI	$184,251	$197,423

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

10. PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2011. The Company acquired an individual office property during the nine months ended September 30, 2011, which was accounted for as a business combination. The following unaudited pro forma information for the three and nine months ended September 30, 2011 has been prepared to give effect to the acquisition of Domain Gateway as if the acquisition occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Revenues	$1,622,753	$4,376,243
Depreciation and amortization	$504,660	$1,505,454
Net income (loss)	$103,947	$(64,630)
Net income (loss) per common share, basic and diluted	$0.02	$(0.01)
Weighted-average number of common shares outstanding, basic and diluted	6,623,513	5,628,322
The unaudited pro forma information for the three and nine months ended September 30, 2011 was adjusted to exclude $0.7 million of acquisition costs related to the above property incurred in 2011, respectively.
11. COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company's financial condition and results of operations as of September 30, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

12. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced its Offering on October 26, 2010. As of November 1, 2011, the Company had sold 7,661,538 shares of common stock in the Offering for gross offering proceeds of $76.3 million, including 39,015 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.4 million.
Distributions Paid
On October 14, 2011, the Company paid distributions of $0.3 million, which related to distributions declared for each day in the period from September 1, 2011 through September 30, 2011.
Distributions Declared
On October 28, 2011, the Company's board of directors declared distributions based on daily record dates for the period from November 1, 2011 through November 30, 2011, which the Company expects to pay in December 2011. On November 2, 2011, the Company's board of directors declared distributions based on daily record dates for the period from December 1, 2011 through December 31, 2011, which the Company expects to pay in January 2012, and distributions based on daily record dates for the period from January 1, 2012 through January 31, 2012, which the Company expects to pay in February 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Investments and Financings Subsequent to September 30, 2011
Acquisition of Las Cimas IV
On October 28, 2011, the Company, through an indirect wholly owned subsidiary, purchased a five-story office building containing 138,008 rentable square feet located on approximately 9.7 acres of land in Austin, Texas (“Las Cimas IV”). The seller is not affiliated with the Company or the Advisor. The contractual purchase price of Las Cimas IV was approximately $35.9 million plus closing costs. The Company funded the purchase of Las Cimas IV with $24.0 million of proceeds drawn from the Portfolio Bridge Loan and proceeds from the Offering.
Las Cimas IV is located at 900 S. Capital of Texas Highway in Austin, Texas and, as of October 28, 2011, was 94% leased to 13 tenants.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of September 30, 2011, our total assets were $73.5 million. We are dependent on KBS Capital Advisors LLC ("KBS Capital Advisors"), our advisor, to identify suitable investments and to manage our investments.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from financings to fund distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets. Our advisor advanced funds to us for distribution record dates for the period from June 24, 2011 through September 30, 2011. The amount of cash available for distributions in future periods may be reduced by the repayment of the advance from our advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

•
We depend on our tenants for revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our property could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non‑renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.

•
Our current and future investments in real estate, mortgage loans, mezzanine loans, bridge loans, mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us. It could also make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•	If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to our Registration Statement (file no. 333-164703), filed with the SEC on October 7, 2011.
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
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of September 30, 2011, we owned one office building and had originated one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering and through September 30, 2011, we had sold 6,603,513 shares of common stock in our ongoing initial public offering for gross offering proceeds of $65.7 million, including 24,104 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.2 million.

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
During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation.  Recent global economic events centered on the possible default of sovereign government debt in Europe and the lowering of the credit rating of the United States by Standard & Poor's to AA+ from AAA have increased market volatility.
The health of the global capital markets remains a concern.  The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized.  The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks.  Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC's list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
In Europe, the growing sovereign debt crisis remains a concern. The European banking system holds material quantities of sovereign debt on their balance sheets. A default or restructuring in any of a number of issuers could have a negative impact on the global banking system. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis the global credit markets have tightened, and the cost of capital, in general, has begun to increase.
Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011 the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. This resurgence in market activity has spread to secondary and tertiary markets as post-crisis market conditions improved and economic growth stabilized.
Beginning in 2010, the U.S. commercial real estate industry has experienced some improvement in fundamental credit statistics such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth, which is by no means a given. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.
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
On March 24, 2011, we broke escrow in the offering and through September 30, 2011, we had sold 6,603,513 shares for gross offering proceeds of $65.7 million, including 24,104 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $0.2 million. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
During the nine months ended September 30, 2011, we originated a first mortgage loan and acquired an office property. Our cash needs for these investments were met with the proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate related investments and with proceeds from our ongoing initial public offering.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investment are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of September 30, 2011, the borrower under our real estate loan receivable was current on all contractual loan payments.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments will be primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2011, we owned one office property that was 100% occupied by a single tenant.
As of September 30, 2011, we had a mortgage debt obligation in the aggregate principal amount of $18.3 million, which matures in 2012. In addition, as of September 30, 2011, our advisor had advanced $0.5 million to us for the payment of distributions.
Our advisor agreed to advance funds to us for distribution record dates through the period ended October 31, 2011; provided, however, if in our conflicts committee's sole discretion, we made an investment and obtained financing with respect to such investment that provided us with excess borrowing capacity sufficient to cover all or a portion of any unpaid distributions declared by us for distribution record dates through October 31, 2011, then our conflicts committee could advise our advisor to reduce the amount of the advance otherwise due to us by the amount of such excess borrowings. On October 28, 2011, our conflicts committee made such a determination and advised our advisor that distributions for distribution record dates from October 1, 2011 through October 31, 2011 would be paid from excess borrowing capacity and not from an advance from the advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

No interest accrues on the advances made by our advisor. We will only be obligated to repay the advisor for these advances if and to the extent that:

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

Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing and other liabilities related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing and other liabilities related to the acquisition of real‑estate related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the market's appetite for such financings. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of September 30, 2011, our borrowings and other liabilities were approximately 35% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf.  However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary offering and again at the end of the offering pursuant to our dividend reinvestment plan, the advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds we raised in the respective offering. We reimburse the dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, the dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also pay directly or reimburse the dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2011:

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligation(1)	$18,250,000	—	18,250,000	—	—
Interest payments on outstanding debt obligation(2)	$454,202	114,484	339,718	—	—
Outstanding funding obligations under real estate loan receivable	$14,039,604	(3)	(3)	(3)	(3)
Other obligations	$497,314	(4)	(4)	(4)	(4)
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2011 (consisting of the contractual interest rate). We incurred interest expense of $2,523 during the nine months ended September 30, 2011.
(3) On June 24, 2011, we originated the Aberdeen First Mortgage Loan. As of September 30, 2011, we had disbursed $9.9 million to the borrower under the Aberdeen First Mortgage Loan and another $14.0 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. The Aberdeen First Mortgage Loan matures on July 1, 2016.
(4) Represents outstanding advances from our advisor for distributions. The amounts advanced do not have a fixed payment date, but they may be repaid in any period subject to the operations and/or financing requirements discussed above.
Results of Operations
The SEC declared the registration statement for our initial public offering effective on October 26, 2010, and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering. Our results of operations as of September 30, 2011 are not indicative of those expected in future periods as we broke escrow in our initial public offering on March 24, 2011 and commenced operations on June 24, 2011 in connection with our first investment. During the period from inception (December 22, 2009) to December 31, 2010, we had been formed but had not yet commenced any significant operations, as we had not broken escrow in our initial public offering. As a result, we had no material results of operations for that period.
As of September 30, 2011, we had acquired one office property and originated one first mortgage loan. We funded the acquisition of the office property with proceeds from our ongoing initial public offering and debt financing and we funded the origination of the mortgage loan with proceeds from our ongoing initial public offering. Rental income and tenant reimbursements from our office property were $25,630 for the three and nine months ended September 30, 2011, respectively. Interest income from our real estate loan receivable, recognized using the interest method, was $186,259 and $202,426 for the three and nine months ended September 30, 2011, respectively. We incurred real estate acquisition fees and expenses to affiliates and non-affiliates that totaled $742,008 for the three and nine months ended September 30, 2011, respectively. We incurred depreciation and amortization expense of $89,645 for the three and nine months ended September 30, 2011, respectively. We incurred asset management fees with respect to our real estate loan receivable of $19,907 and $21,302 for the three and nine months ended September 30, 2011, respectively. All asset management fees incurred as of September 30, 2011 have been paid.
We expect that rental income and tenant reimbursements, interest income from real estate loans receivable, real estate acquisition fees and expenses to affiliates and non-affiliates, deprecation and amortization expense and expenses from asset management fees will each increase in future periods as a result of owning the real estate loan receivable acquired on June 24, 2011 and office property acquired on September 29, 2011 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related assets.
General and administrative expenses for the three and nine months ended September 30, 2011 totaled $0.4 million and $1.0 million, respectively. These general and administrative costs consisted primarily of insurance expense, professional fees and independent director fees. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate and real estate-related investments.
For the three and nine months ended September 30, 2011, we had a net loss of $1.0 million and $1.6 million, respectively, due primarily to general and administrative costs incurred in connection with the commencement of our operations and acquisition fees incurred in connection with our first real estate acquisition.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf.  However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceeds 2% of the gross proceeds we raised in the respective offering. We reimburse the dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, the dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also pay directly or reimburse the dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. As of September 30, 2011, selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through September 30, 2011, including shares issued through our dividend reinvestment plan, we had sold 6,603,513 shares in the offering for gross offering proceeds of $65.7 million and recorded selling commissions and dealer manager fees of $5.9 million and organization and other offering costs of $3.9 million.
Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We compute FFO in accordance with the current National Association of Real Estate Investment Trust (“NAREIT”) definition. Our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do.
FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO is presented in the table below for the three and nine months ended September 30, 2011.

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Net loss	$(1,032,413)	$(1,596,243)
Depreciation of real estate assets	36,851	36,851
Amortization of lease-related costs	52,794	52,794
FFO	$(942,768)	$(1,506,598)
Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Loss:

•	Acquisition fees and expenses related to the purchase of real estate of approximately $742,008 for the three and nine months ended September 30, 2011, respectively.
FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For the three and nine months ended September 30, 2011, our negative FFO was due to limited operations as we owned one real estate investment and one real estate-related investment, acquisition fees and expenses and certain fixed operating costs as a public company. We expect FFO to improve as we continue to grow.
Distributions
Until we have fully invested the proceeds of our primary initial public offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from an advance from our advisor or third party financings. Distributions declared, distributions paid and cash flows from operating activities were as follows for the first, second and third quarters of 2011:

						Cash Flows
		Distributions				Used in
	Distributions	Declared Per	Distributions Paid (3)			Operating
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Activities
First Quarter 2011	$—	$—	$—	$—	$—	$(226,801)
Second Quarter 2011	36,112	0.012	—	—	—	(242,472)
Third Quarter 2011	783,687	0.164	268,325	228,989	497,314	(43,963)
	$819,799	$0.176	$268,325	$228,989	$497,314	$(513,236)
_____________________

(1)
Distributions for the period from June 24, 2011 through September 30, 2011 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day. No distributions were declared for the period prior to June 24, 2011.

(2)	Assumes shares were issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the nine months ended September 30, 2011, we paid aggregate distributions of $497,314, including $268,325 of distributions paid in cash and $228,989 of distributions reinvested through our dividend reinvestment plan. These amounts represent our cumulative distributions since inception. FFO for the nine months ended September 30, 2011 was $(1.5) million and cash flow used in operations was $0.5 million. Our cumulative net loss from inception through September 30, 2011 was $1.6 million. See the reconciliation of FFO to net loss above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We funded the payment of these distributions with an advance from our advisor. The terms of the advance are described above under “–Liquidity and Capital Resources.” Our advisor agreed to advance funds to us for distribution record dates for the period from June 24, 2011 through October 31, 2011; however, our conflicts committee advised our advisor that we had sufficient excess borrowing capacity and that distributions for distribution record dates from October 1, 2011 through October 31, 2011 would be paid by us from third party financings. Our advisor is not obligated to advance funds to us, and has not agreed to advance funds to us, for distributions for any other future periods.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations. Further, our operating performance cannot be accurately predicted due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets,” the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC and the risks identified in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to our Registration Statement (file no. 333-164703), filed with the SEC on October 7, 2011. Those factors include: the operating performance of investments we may make in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; changes in interest rates on any floating rate debt we incur; and the level of participation in our dividend reinvestment plan.
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
Status of the Offering
We commenced our ongoing initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of November 1, 2011, we had sold 7,661,538 shares of common stock in the offering for gross offering proceeds of $76.3 million, including 39,015 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $0.4 million.
Distributions Paid
On October 14, 2011, we paid distributions of $0.3 million, which related to distributions declared for each day in the period from September 1, 2011 through September 30, 2011.
Distributions Declared
On October 28, 2011, our board of directors declared distributions based on daily record dates for the period from November 1, 2011 through November 30, 2011, which we expect to pay in December 2011. On November 2, 2011, our board of directors declared distributions based on daily record dates for the period from December 1, 2011 through December 31, 2011, which we expect to pay in January 2012, and distributions based on daily record dates for the period from January 1, 2012 through January 31, 2012, which we expect to pay in February 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

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
Investments and Financings Subsequent to September 30, 2011
Acquisition of Las Cimas IV
On October 28, 2011, we, through an indirect wholly owned subsidiary, purchased a five-story office building containing 138,008 rentable square feet located on approximately 9.7 acres of land in Austin, Texas (“Las Cimas IV”). The seller is not affiliated with us or our advisor. The contractual purchase price of Las Cimas IV was approximately $35.9 million plus closing costs. We funded the purchase of Las Cimas IV with $24.0 million of proceeds from a third party financing and proceeds from our ongoing initial public offering.
Las Cimas IV is located at 900 S. Capital of Texas Highway in Austin, Texas and, as of October 28, 2011, was 94% leased to 13 tenants.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest‑bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At September 30, 2011, the fair value and carrying value of our fixed rate real estate loan receivable was $9.8 million and $9.9 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations. At September 30, 2011, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $18.3 million of variable rate debt outstanding. Based on interest rates as of September 30, 2011, if interest rates were 100 basis points higher during the 12 months ending September 30, 2012, interest expense on our variable rate debt would increase by $0.2 million and if interest rates were 100 basis points lower during the 12 months ending September 30, 2012, interest expense on our variable rate debt would decrease by $43,577. At September 30, 2011, we did not own any variable rate real estate related investments.
The annual effective interest rate of our fixed rate real estate loan receivable at September 30, 2011 was 7.5%. The effective interest rate represents the effective interest rate at September 30, 2011, using the interest method, that we use to recognize interest income on our real estate loan receivable. The interest rate of our variable rate debt at September 30, 2011 was 2.5%.  The interest rate represents the actual interest rate in effect at September 30, 2011 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2011 where applicable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and the risks identified in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to our Registration Statement (file no. 333-164703), filed with the SEC on October 7, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two‑year period. If we have not sold all of the shares within two years, we may continue this offering until October 26, 2013. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as April 24, 2014. We may sell shares under our dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of September 30, 2011, we had sold 6,603,513 shares of common stock in our ongoing initial public offering for gross offering proceeds of $65.7 million, including 24,104 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $0.2 million. As of September 30, 2011, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors LLC, our advisor, and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$5,918,189	Actual
Finders’ fees	—	Actual
Other underwriting compensation	651,373	Actual
Other organization and offering costs (excluding underwriting compensation)	3,284,781	Actual
Total expenses	$9,854,343

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	15%	Actual
From the commencement of our ongoing initial public offering through September 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $55.8 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of September 30, 2011, we had used the net proceeds from our initial public offering and debt financing to invest $58.0 million in a real estate investment and a real estate-related investment, including $0.8 million of acquisition fees and closing costs and origination fees and expenses.

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

•
During each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year.

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
During the three and nine months ended September 30, 2011, we did not redeem any shares pursuant to our share redemption program because no shares were eligible for redemption. We did not issue any shares under the dividend reinvestment plan during the year ended December 31, 2010, and accordingly, we have no funds available for redemption under the share redemption program in 2011.

PART II. OTHER INFORMATION (CONTINUED)

Item 3. Defaults upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Ex.	Description

1.1
Amended and Restated Dealer Manager Agreement, between the Company and KBS Capital Markets Group LLC, dated August 10, 2011, incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11, Commission File No. 333-164703

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

10.1
Agreement of Purchase and Sale (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBS Capital Advisors LLC and Domain Gateway I, LP, dated August 22, 2011, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 3011

10.2
First Amendment to Agreement of Purchase and Sale (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBS Capital Advisors LLC and Domain Gateway I, LP, dated September 2, 2011, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 2011

10.3
Second Amendment to Agreement of Purchase and Sale (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBS Capital Advisors LLC and Domain Gateway I, LP, dated September 9, 2011, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 2011

10.4
Third Amendment to Agreement of Purchase and Sale (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBS Capital Advisors LLC and Domain Gateway I, LP, dated September 13, 2011, incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 2011

10.5
Assignment and Assumption of Purchase Agreement (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBS Capital Advisors LLC and KBSIII Domain Gateway, LLC, dated September 14, 2011, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 2011

10.6
Fourth Amendment to Agreement of Purchase and Sale (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBSIII Domain Gateway, LLC and Domain Gateway I, LP, dated September 15, 2011, incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 2011

10.7
Purchase and Sale Agreement (related to the acquisition of Las Cimas IV in Austin, Texas), by and between KBS Capital Advisors LLC and Las Cimas IV Limited Partnership, dated September 19, 2011, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.8
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated September 27, 2011, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits (continued)

Ex.	Description

10.9
Assignment and Assumption of Purchase Agreement (related to the acquisition of Las Cimas IV in Austin, Texas), by and between KBS Capital Advisors LLC and KBSIII Las Cimas IV, LLC, dated September 28, 2011, incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.10
Loan Agreement (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBSIII Domain Gateway, LLC and Wells Fargo Bank, National Association, dated September 29, 2011, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.11
Secured Promissory Note (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBSIII Domain Gateway, LLC and Wells Fargo Bank, National Association, dated September 29, 2011, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.12
Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the acquisition of Domain Gateway in Austin, Texas), by KBSIII Domain Gateway, LLC, in favor of Wells Fargo Bank, National Association, dated September 29, 2011, incorporated by reference to Exhibit 10.14 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.13
Limited Guaranty (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBS REIT Properties III, LLC and Wells Fargo Bank, National Association, dated September 29, 2011, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.14
Lease (related to the acquisition of Domain Gateway in Austin, Texas), by and between Domain Gateway I, LP and OneWest Bank, FSB, dated April 9, 2009, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.15
First Amendment to Lease (related to the acquisition of Domain Gateway in Austin, Texas), by and between Domain Gateway I, LP and OneWest Bank, FSB, dated April 20, 2009, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

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

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 7, 2011	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date:	November 7, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer