Form 10-K
period 2011-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2012-03-13
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10‑K or any amendment of this Form 10‑K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 3,001,407 shares of common stock held by non‑affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 6, 2012, there were 13,617,815 outstanding shares of common stock of the Registrant.

FORWARD‑LOOKING STATEMENTS
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and as of December 31, 2011 our total assets were $130.9 million. We are dependent on our advisor to identify suitable investments and to manage our investments.

•
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•
We pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our initial public offering, to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders’ risk of loss.

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. During our offering stage and from time to time during our operational stage, we have used and expect to continue to use proceeds from financings to fund distributions. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets.

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

•
If we are unable to locate investments with attractive yields while we are investing the proceeds of our initial public offering, our distributions and the long-term returns of our investors may be lower than they otherwise would.

•
We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes including, but not limited to, the redemption of shares under our share redemption program, the funding of capital expenditures on our real estate investments, or the repayment of debt. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Real Estate Investment Trust III, Inc. (the “Company”) was formed on December 22, 2009 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership III, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We conduct our business through our Operating Partnership, of which we are the sole general partner.
On February 4, 2010, we filed a registration statement on Form S‑11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.
We intend to invest in a diverse portfolio of real estate properties and real estate-related investments. The types of properties that we expect to invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of December 31, 2011, we owned two office properties and one first mortgage loan secured by a deed of trust.
Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor conducts our operations and manages our portfolio of real estate and real estate-related investments. As of December 31, 2011, our advisor owned 20,000 shares of our common stock. We have no paid employees.
On March 24, 2011, we broke escrow in our ongoing initial public offering and through December 31, 2011, we had sold 10,448,043 shares of common stock for gross offering proceeds of $104.0 million, including 77,864 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $0.7 million.
Investment Objectives
We intend to invest in and manage a diverse portfolio of real estate and real estate‑related assets. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income‑producing real estate and real estate‑related assets that provide attractive and stable returns to our investors and allows us to preserve and return our investors’ capital contributions. We intend to allocate approximately 70% of our portfolio to, and expect that, once we have fully invested the proceeds from our public offering, approximately 60% to 80% of our portfolio will consist of, investments in core properties. We intend to allocate approximately 30% of our portfolio to, and expect that, once we have fully invested the proceeds from our public offering, approximately 20% to 40% of our portfolio will consist of, investments in other real estate-related assets. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our ongoing initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.
Although these percentages represent our target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment opportunity because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will focus on the performance and risk characteristics of that investment, how that investment will fit with our portfolio‑level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate and real estate-related investments.

Real Estate Portfolio
Real Estate Properties
We expect to invest in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near‑term lease rollover. The types of properties that we may invest in include office, industrial, and retail properties located throughout the United States. Although we may invest in any of these types of properties, the primary property types in which we intend to invest are as follows (in no order of priority):

•
office properties - including low‑rise, mid‑rise and high‑rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation; and

•	industrial properties - including warehouse and distribution facilities, office/warehouse flex properties, research and development properties and light industrial properties.
We will generally hold fee title to or a long‑term leasehold interest in the properties we acquire. We may also invest in or acquire operating companies or other entities that own and operate assets that meet our investment objectives. We will make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We may also participate with other entities (including non‑affiliated entities) in property ownership through joint ventures, limited liability companies, partnerships and other types of common ownership.
We generally intend to hold our core properties for four to seven years, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of properties. However, economic and market conditions may influence us to hold our investments for different periods of time.
We acquired our first real estate property on September 29, 2011. As of December 31, 2011, our real estate portfolio was composed of two office properties encompassing in the aggregate 311,970 rentable square feet and was collectively 97% occupied. Both properties are located in Austin, Texas. For more information on our real estate investments, including tenant information, see Item 1, Part 2, “Properties.”
Real Estate‑Related Assets
We also expect to make substantial investments in real estate-related loans, including first and second mortgage loans, mezzanine loans, B‑Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in such loans. We intend to structure, underwrite and originate some of the debt products in which we invest. Our underwriting process will involve comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we will be able to efficiently structure a diverse range of products. For instance, we may sell some components of the debt we originate while retaining attractive, risk‑adjusted strips of the debt for ourselves. Our advisor will source our debt investments.
We may also invest in debt and equity securities. The debt securities in which we may invest include commercial mortgage‑backed securities (“CMBS”) and debt securities issued by other real estate companies. While we may invest in any of these debt‑related investments, we expect that the majority of these investments will be CMBS. With respect to equity securities, we may purchase the common or preferred stock of REITs or other real estate companies or options to acquire their stock. We may purchase the stock of a public company that owns commercial real estate or real estate‑related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in companies that we target. We do not expect our non‑controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.
On June 24, 2011, we made our first investment in a real estate-related loan by originating a first mortgage loan of up to $23.9 million. As of December 31, 2011, the outstanding principal balance under this loan was $10.2 million and an additional $13.7 million remained available for future funding. As of December 31, 2011, we had not made any other real estate-related investments.

Financing Objectives
We financed our real estate acquisitions to date with a combination of the proceeds received from our initial public offering and debt. We may use borrowing proceeds to finance acquisitions of new properties or assets or for originations of new loans; to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio. We may elect to secure financing subsequent to the acquisition date of future real estate properties and initially acquire investments without debt financing. To the extent that we do not finance our properties and other investments, our ability to acquire additional real estate and real estate-related assets will be restricted.
Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing and other liabilities to be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition and origination of real-estate related investments to be between 0% and 65% of the aggregate cost of all such assets depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed the 75% limit in our charter only if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our initial public offering, and to the extent financing in excess of our charter limit is available at attractive terms, the conflicts committee may approve debt in excess of the charter limit. From time to time, our debt financing and other liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2011, our borrowings and other liabilities were approximately 49% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
As of December 31, 2011, we had one variable rate bridge loan outstanding, the Portfolio Bridge Loan, with an aggregate principal amount outstanding of $42.3 million. The Portfolio Bridge Loan matures on September 29, 2012, but may be extended to December 29, 2012, subject to certain conditions. The Portfolio Bridge Loan bears interest at a floating rate of 225 basis points over one-month LIBOR during the initial term of the loan and monthly payments are interest only with the entire balance due at maturity, assuming no prior prepayment.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
During the past four years, there have been significant and widespread concerns about credit risk, both corporate and sovereign, and access to capital in the U.S. and global financial markets. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall health of consumers and businesses. Recent global economic events remain centered on the potential for the default of European sovereign debt and the impact that such an event would have on the rest of the world’s financial markets. During 2011, Standard and Poor’s downgraded the credit rating of the United States to AA+ from AAA. Moody’s recently downgraded Italy, Spain, Portugal and Greece and placed the UK and France on negative watch. These events have led to increased volatility in the capital markets.
In this environment, the health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are adequately capitalized. The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses.
In Europe, the unresolved sovereign debt crisis remains a concern. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis the global credit markets have tightened, and the cost of capital, in general, has begun to increase.

Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011, the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. The second half of 2011, however, witnessed a significant slowdown in the level of market activity. Uncertainty in areas such as the cost of capital, and the ability to hedge asset risks, produced enough friction to bring transaction volumes down. However, toward the end of December and the beginning of the first quarter of 2012, the U.S. commercial real estate markets showed signs of recovery and increased transaction volumes.
While there are signs of improvement for commercial real estate, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2011, but market volatility has increased caution among lenders and can affect capital supply. CMBS lending, which was shut down in the second half of 2011, began again during the first quarter of 2012.
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
Economic Dependency
We are dependent on our advisor and the dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase or origination of properties and other investments; management of the daily operations and leasing of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.
Competitive Market Factors
The success of our portfolio of real estate-related investments will depend, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we will compete with other REITs that acquire or originate real estate loans, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

The United States commercial real estate investment and leasing markets remains competitive. We face competition from various entities for investment opportunities in commercial and office properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our ongoing initial public offering. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos‑containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders. All of our properties are subject to Phase I environmental assessments at the time they are acquired.
Industry Segments
We intend to invest in and manage a diverse portfolio of real estate properties and real estate-related assets, including the acquisition of commercial properties and investment in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt securities such as mortgage-backed securities and debt securities issued by other real estate companies; equity securities of real estate companies; and certain types of illiquid securities. As a result, we operate in two business segments: real estate and real estate-related.
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
Available Information
Access to copies of our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.kbsreitiii.com, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS
The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward‑looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to their public offering price.
Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. Our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. Investors should purchase our shares only as a long‑term investment and be prepared to hold them for an indefinite period of time because of the illiquid nature of the shares.
We face significant competition for real estate and real estate-related investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.
We compete to acquire real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire properties, than we do. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors LLC, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We also depend upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The highly competitive U.S. commercial real estate industry created increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. We are also subject to competition in seeking to acquire real estate‑related investments. The more shares we sell in our ongoing initial public offering, the greater our challenge will be to invest the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of our advisor, the property managers our advisor selects and the oversight of our board of directors. We can give no assurance that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from our public offering in an interest‑bearing account or invest the proceeds in short‑term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our stockholders to be lower than they otherwise would.
We could suffer from delays in locating suitable investments. The more shares we sell in our ongoing public offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our public offering increases the risk of delays in investing our net offering proceeds. Our reliance on our advisor, sponsors and the real estate and debt finance professionals that our advisor retains to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other affiliated programs could also delay the investment of the proceeds of our public offering. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Delays we encounter in the selection, acquisition and development of income-producing properties or the acquisition or origination of real estate‑related assets would likely limit our ability to pay distributions to our stockholders and reduce their overall returns.
Continued disruptions in the financial markets and uncertain economic conditions could continue to adversely impact the commercial mortgage market as well as the market for real estate‑related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
We intend to allocate approximately 30% of our portfolio to, and expect that, once we have fully invested the proceeds from our ongoing public offering, approximately 20% to 40% of our portfolio will consist of: real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by: (i) the supply and demand for such investments; (ii) the terms we are able to negotiate for our investments; (iii) the performance of the assets underlying the investments; and (iv) the existence of a market for such investments, which includes the ability to sell or finance such investments.
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
Continued disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.
Despite improved access to capital for some companies, the capital and credit markets continue to be affected by the extreme volatility and disruption during the past three years.  The health of the global capital markets remains a concern.  The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized.  The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks.  Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses.  The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.  Liquidity in the global credit market has been severely contracted by market disruptions, and new lending is expected to remain subdued in the near term.  We have relied on debt financing to finance our properties and real estate-related assets.  As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms.  If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.

Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments.  Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values.  Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing; and/or

•
revenues from the properties and other assets underlying our loan investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to pay dividends or meet our debt service obligations on debt financing.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.
Because our stockholders will not have the opportunity to evaluate any additional investments we may make with the proceeds from our public offering before we make them, we are considered to be a blind pool. We may make investments with which our stockholders do not agree.
As of March 12, 2012, we owned two office buildings and one real estate loan receivable, and we have not acquired any assets or identified any additional investments that are reasonably probable that we may make with the proceeds from our public offering. As a result, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the net proceeds from the primary offering, after the payment of fees and expenses, in the acquisition of or investment in interests in real estate properties and real estate‑related assets. Our board of directors and our advisor have broad discretion when identifying, evaluating and making such investments. Our stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will likewise have no opportunity to evaluate potential tenants, managers or borrowers. As a result, our stockholders must rely on our board of directors and our advisor to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives, may make unwise decisions or may make investments with which our stockholders do not agree.
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
While we intend to diversify our portfolio of investments in the manner described in our prospectus, we are not required to observe specific diversification criteria. Therefore, our investments in target assets may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders. As of March 12, 2012, both of our real estate assets and the collateral securing our real estate loan receivable were located in Texas.
We have a limited operating history and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
We were incorporated in the State of Maryland on December 22, 2009. We broke escrow in our ongoing initial public offering in March 2011 and have a limited operating history. As of March 12, 2012, we owned two office buildings and one real estate loan receivable, and we have not acquired any additional assets nor identified any additional assets that are reasonably probable of acquisition. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored real estate investment programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer.
We depend on our advisor to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and any future public KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.
Our dealer manager may not be successful in conducting our public offering, which would adversely impact our ability to implement our investment strategy.
We have retained KBS Capital Markets Group LLC, our dealer manager and an affiliate of our advisor, to conduct our initial public offering. The initial public offering of KBS REIT I, which commenced its initial public offering in January 2006 and ceased offering shares in its primary initial public offering in May 2008, was the first offering conducted by our dealer manager. The initial public offering of KBS REIT II, which ceased offering shares in its primary initial public offering on December 31, 2010, was the second offering conducted by our dealer manager. KBS Capital Markets Group is also acting as dealer manager for the initial public offerings of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT. Our public offering is the fifth public offering conducted by our dealer manager. The success of our public offering, and our ability to implement our business strategy, depends upon the ability of our dealer manager to build and maintain a network of broker‑dealers to sell our shares to their clients. Some or all of the broker-dealers in this network have a choice of numerous competing real estate investment trust offerings, many with similar investment objectives, to recommend to their clients, which may make selling our shares to their clients more difficult. If our dealer manager is not successful in establishing, operating and managing this network of broker‑dealers, our ability to raise proceeds through our public offering will be limited and we may not have adequate capital to implement our investment strategy.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. If we fund distributions from financings, the net proceeds from this or future offerings or sources other than cash flow from operations, we will have less funds available for investment in real estate properties and other real estate‑related assets and the number of investments that we make and the overall return to our stockholders may be reduced. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flow from operations in future periods.
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operations. Our advisor advanced $0.8 million to us to fund distributions for distribution record dates from June 24, 2011 through September 30, 2011. On November 10, 2011, we repaid our advisor in full, for all funds advanced to us for distributions paid, using proceeds from a third-party financing. Through March 12, 2012, we have continued to fund distributions with proceeds from third party borrowings. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
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
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.
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
We intend to allocate approximately 70% of our portfolio to, and expect that, once we have fully invested the proceeds from our ongoing initial public offering, approximately 60% to 80% of our portfolio will consist of, investments in core properties. We intend to allocate approximately 30% of our portfolio to, and expect that, once we have fully invested the proceeds from our ongoing initial public offering, approximately 20% to 40% of our portfolio will consist of, investments in: other real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non‑controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
Risks Related to Conflicts of Interest
Our advisor and its affiliates, including all of our executive officers and some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long‑term best interests of our stockholders.
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. Our advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the dealer manager agreement;

•	public offerings of equity by us, which entitle our dealer manager to dealer manager fees and will likely entitle our advisor to increased acquisition and origination fees and asset management fees;

•	sales of properties and other investments, which entitle our advisor to disposition fees and possible subordinated incentive fees;

•
acquisitions of properties and other investments and originations of loans, which entitle our advisor to acquisition or origination fees and asset management fees based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us, which may influence our advisor to recommend riskier transactions to us and/or transactions that are not in our best interest and, in the case of acquisitions of investments from other KBS-sponsored programs, which might entitle affiliates of our advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments and to originate loans, which borrowings will increase the acquisition, origination and asset-management fees payable to KBS Capital Advisors;

•
whether and when we seek to list our common stock on a national securities exchange, which listing (i) may make it more likely for us to become self-managed or internalize our management or (ii) could entitle our advisor to a subordinated incentive listing fee, and which could also adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade;

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

•	whether and when we seek to sell the company or its assets, which sale could entitle our advisor to a subordinated incentive fee.

Our advisor and its affiliates face conflicts of interest relating to the origination and acquisition of assets and leasing of properties due to their relationship with other KBS-sponsored programs and institutional investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals as will future public KBS-sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS‑sponsored programs and the investment advisors to institutional investors in real estate and real estate‑related assets. As such, the other KBS‑sponsored programs that are currently raising funds for investment and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future programs. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS‑sponsored program or KBS‑advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of our advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
We and other KBS‑sponsored programs and KBS‑advised investors also rely on these real estate professionals to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS‑sponsored program or KBS‑advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
Further, existing and future KBS-sponsored programs and KBS-advised investors and Messrs. Bren, Hall, McMillan and Schreiber generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing.

Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, to provide services to us for the day‑to‑day operation of our business. KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future public KBS-sponsored programs. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT I and KBS REIT II. Messrs. Hall, McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS‑sponsored programs and the investment advisors to institutional investors in real estate and real estate‑related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Capital Advisors and other KBS‑sponsored programs, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS‑sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. Through KBS‑affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate‑related assets, and through KBS Capital Advisors and KBS Realty Advisors these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and other KBS‑sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Because other real estate programs offered through our dealer manager are conducting offerings concurrently with our offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
Our dealer manager also acts as the dealer manager for the initial public offerings of KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT. Both KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT will be raising capital in their respective public offerings concurrently with our offering. In addition, future KBS-sponsored programs may seek to raise capital through public offerings conducted concurrently with our offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors are raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.
Our board of directors’ loyalties to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and possibly to future KBS‑sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT I and KBS REIT II. One of our directors is also a director of KBS Strategic Opportunity REIT. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT II and KBS Strategic Opportunity REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•
The conflicts committee of our board of directors must evaluate the performance of our advisor with respect to whether our advisor is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to another KBS‑sponsored program or if our advisor is giving preferential treatment to another KBS-sponsored program in this regard, our conflicts committee may not be well suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

•
We could enter into transactions with other KBS-sponsored programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other KBS-sponsored programs might entitle our advisor or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to acquisition and other fees that we might pay to our advisor in connection with such transaction. Similarly, property sales to other KBS‑sponsored programs might entitle our advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our advisor in connection with such transaction. Decisions of our board or the conflicts committee regarding the terms of those transactions may be influenced by our board’s or committee’s loyalties to such other KBS‑sponsored programs.

•
A decision of our board of directors or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other KBS-sponsored programs.

•	A decision of our board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.

•
A decision of our board or the conflicts committee regarding whether and when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts of other KBS-sponsored programs, depending on the price at which our shares trade.

Because our independent directors are also independent directors of KBS REIT I and KBS REIT II, they receive compensation for service on the boards of KBS REIT I and KBS REIT II. Like us, KBS REIT I and KBS REIT II each pay each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). In addition, KBS REIT I and KBS REIT II reimburse directors for reasonable out‑of‑pocket expenses incurred in connection with attendance at meetings of the board of directors.

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

•
is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the program). We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.
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
Notwithstanding the above, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities-whether through our initial public offering or follow‑on public offerings-and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. For the purpose of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.
In March 2009, in order to preserve capital and value for all stockholders during the economic crisis, KBS REIT I, another public non-traded REIT sponsored by Messrs. Bren, Hall, McMillan and Schreiber, amended its share redemption program to limit redemptions (other than redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence) during any calendar year to the amount of the net proceeds from the sale of shares under its dividend reinvestment plan from the prior calendar year less amounts KBS REIT I deems necessary from such proceeds to fund current and future funding obligations and needs of the company. Pursuant to this limitation, KBS REIT I suspended ordinary redemptions for the remainder of 2009 and then for 2010 and 2011. KBS REIT I provided notice of this amendment in its Annual  Report on Form 10-K filed on March 27, 2009, and the amendment was effective upon 30 days’ notice. The amendment became effective before the April 30, 2009 redemption date. As a result, investors did not have a final opportunity to submit redemptions. Moreover, KBS REIT I has entered into financing agreements that, during the terms thereof, require KBS REIT I to continue to limit redemptions under its share redemption program to those sought upon a stockholder’s death, qualifying disability or determination of incompetence. These financing arrangements will likely be in place until April 28, 2013.
Our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice to stockholders. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and limit their ability to recover the value they invested in our common stock.

Because the offering price in our ongoing initial public offering exceeds our net tangible book value per share, investors in our offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares in our ongoing initial public offering at $10.00 per share, with discounts available to certain categories of purchasers. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) the substantial fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses and (iv) accumulated depreciation and amortization of real estate investments.
As of December 31, 2011, our net tangible book value per share was $8.12. To the extent we are able to raise substantial proceeds in our ongoing initial public offering, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.
Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, the factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount our stockholders would receive per share if we were to liquidate at this time.
The offering price of our shares was not established in reliance on a valuation of our assets and liabilities; the actual value of your investment may be substantially less than what you pay. We may use the most recent price paid to acquire a share in our offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any valuation (independent or otherwise), the offering price is likely to be higher than the proceeds that you would receive upon liquidation or a resale of your shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we pay in connection with the issuance of our shares.
To assist FINRA members and their associated persons that participate in our initial public offering of common stock, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor estimated the value of our common stock as $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings-and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct equity offerings in the future. For purposes of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.

Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the program). The current maximum price that may be paid under the program is $10.00 per share, which is the offering price of our shares of common stock in our primary public offering (ignoring purchase price discounts for certain categories of purchasers) and, as described above, the initial estimated value of our shares of common stock as disclosed to assist FINRA members and their associated persons that participate in our public offering, pursuant to FINRA Rule 2310. Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary public offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Because the dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.
Our dealer manager is one of our affiliates and as such, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our public offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.
Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Potential investors in our public offering will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After investors purchase shares in our public offering, our board may elect to (i) sell additional shares in our current public offering or in future public offerings, including through our dividend reinvestment plan; (ii) issue equity interests in private offerings; (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; or (v) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after our investors purchase shares in our public offering, whether in a primary offering, our dividend reinvestment plan or otherwise, our investors’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.

Payment of fees to our advisor and its affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our advisor and its affiliates perform services for us in connection with the selection and acquisition or origination of our investments, the management and leasing of our properties, and the administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our primary offering and assuming a $10.00 purchase price for shares sold in the primary offering, we estimate that we will use 82.68% to 87.20% of the gross proceeds from the primary offering, or between $8.27 and $8.72 per share, for investments after fees and expenses.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first receiving agreed-upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter. In addition, affiliates of our advisor could receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given our advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders received the returns on which we have conditioned other incentive compensation.
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
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of their investment.
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
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two‑thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti‑takeover protection.
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

If our acquisitions fail to perform as expected, cash distributions to our stockholders may decline.
Since breaking escrow in March 2011, we have made acquisitions of real estate and a real estate-related asset based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operations available to fund distributions and investor returns may be reduced.
We acquired the Domain Gateway building on September 29, 2011 and the Las Cimas IV building on October 28, 2011. A significant percentage of our assets is invested in the Domain Gateway building and the Las Cimas IV building and the value of our stockholders’ investment in us will fluctuate with the performance of these investments.
The Domain Gateway building represented approximately 35.7% of our total assets and represented approximately 58.1% of our total annualized base rent as of December 31, 2011. In addition, the largest tenant in the Domain Gateway building, OneWest Bank, FSB, leases 100% of the building and represented approximately 58.1% of our total annualized base rent as of December 31, 2011. The Las Cimas IV building represented approximately 27.2% of our total assets and represented approximately 41.9% of our total annualized base rent as of December 31, 2011. In addition, the largest tenant in the Las Cimas IV building, Wilson Sonsini Goodrich & Rosati Professional Corporation, leases approximately 25.8% of the building and represented approximately 11.6% of our total annualized base rent as of December 31, 2011. Further, as a result of these acquisitions, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Austin, Texas real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay distributions to our stockholders.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distribution to our stockholders. In addition, the resale value of the property could be diminished because the market value of core properties, which we intend to target, depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment.
During the past four years, there have been significant and widespread concerns about credit risk, both corporate and sovereign, and access to capital in the U.S and global financial markets. Beginning in 2010, the U.S. commercial real estate industry experienced some improvement in fundamental credit statistics such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth, which is by no means a given. Any setbacks may result in reduced revenue and lower resale value of properties, which may reduce our stockholders’ return. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type.
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

Any retail tenants we may have will face competition from numerous retail channels and retail tenants may be disproportionately affected by current economic conditions. These events could reduce our profitability at any retail properties we acquire and affect our ability to pay distributions.
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
We depend on tenants for our revenue and, accordingly our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re‑leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of our assets may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. Because the market value of a property depends principally upon the value of the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce the amount of distributions to stockholders.
The bankruptcy or insolvency of our tenants or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.
Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.
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
If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory note or other property we may accept upon a sale is actually paid, sold, refinanced or otherwise disposed.
Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.
From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re‑zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease‑up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investment.
We face competition from various entities for investment opportunities in commercial and office properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire properties and other investments at higher prices and/or by using less‑than‑ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

Actions of our potential future joint venture partners could reduce the returns on joint venture investments and decrease our stockholders’ overall return.
We may enter into joint ventures with third parties to acquire properties and other assets. We may also purchase and develop properties in joint ventures or in partnerships, co‑tenancies or other co‑ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co‑venturer, co‑tenant or partner in an investment could become insolvent or bankrupt;

•	that such co‑venturer, co‑tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	that such co‑venturer, co‑tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

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
Costs imposed pursuant to laws and governmental regulations may reduce our net income and the cash available for distributions to our stockholders.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above‑ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety‑related concerns.
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
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos‑containing materials and lead‑based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce the amounts available for distribution to our stockholders.

All of our real property acquisitions are subject to Phase I environmental assessments at the time they are acquired; however, such assessments may not provide complete environmental histories due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire the property. A Phase I environmental assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment. In addition, real estate‑related investments in which we invest may be secured by properties with recognized environmental conditions. Where we are secured creditors, we will attempt to acquire contractual agreements, including environmental indemnities, that protect us from losses arising out of environmental problems in the event the property is transferred by foreclosure or bankruptcy; however, no assurances can be given that such indemnities would fully protect us from responsibility for costs associated with addressing any environmental problems related to such properties.
Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for distributions.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (“the Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co‑payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self‑insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. KBS‑sponsored programs and KBS‑advised investors have historically owned properties in major metropolitan areas. We have invested and expect that we will continue to invest in such markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.

Risks Related to Real Estate‑Related Investments
Our real estate‑related investments are subject to the risks typically associated with real estate.
Our investments in mortgage loans and any investments we make in mezzanine or other real estate loans are and will be generally directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of these properties may change after the dates of origination or acquisition of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Any investments we make in residential and commercial mortgage‑backed securities and other real estate‑related investments may be similarly affected by real estate property values. Therefore, our real estate‑related investments are subject to the risks typically associated with real estate, which are described above under the heading “-General Risks Related to Investments in Real Estate.”
Our investments in mortgage loans and any investments we make in mezzanine, bridge or other real estate loans are and will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us is subject to fluctuations in interest rates.
With respect to our fixed rate, long‑term loans, if interest rates rise, the loans could yield a return that is lower than then‑current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. If we invest in variable‑rate loans and interest rates decrease, our revenues will also decrease. For these reasons, our investments in real estate loans, our returns on those loans and the value of our stockholders’ investment in us is subject to fluctuations in interest rates.
The mortgage loans we invest in and the mortgage loans underlying any mortgage securities we may invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate loans are secured by multifamily or commercial properties that are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income‑producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income‑producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor‑in‑possession to the extent the lien is unenforceable under state law.
Delays in liquidating defaulted mortgage loans could reduce our investment returns.
If there are defaults under our mortgage loan investments, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The mezzanine loans which we may originate or in which we may invest would involve greater risks of loss than senior loans secured by the same properties.
We may originate or invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning (directly or indirectly) the real property. These types of investments may involve a higher degree of risk than long‑term senior mortgage lending secured by income‑producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan‑to‑value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.
The B‑Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B‑Notes. A B‑Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A‑Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B‑Note holders after payment to the A‑Note holders. Since each transaction is privately negotiated, B‑Notes can vary in their structural characteristics and risks. For example, the rights of holders of B‑Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B‑Note investment. Further, B‑Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.
Bridge loans may involve a greater risk of loss than conventional mortgage loans.
We may invest in bridge loans secured by first‑lien mortgages on properties to borrowers who are typically seeking short‑term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.
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
Investment in non‑conforming and non‑investment grade loans may involve increased risk of loss.
Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non‑investment grade. Non‑investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, non-conforming and non-investment grade loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.
Our investments in subordinated loans and subordinated mortgage‑backed securities may be subject to losses.
We may acquire or originate subordinated loans and invest in subordinated mortgage‑backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage‑backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.
Risks of cost overruns and non‑completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.
The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non‑completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks and the possibility of construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment and we may not recover some or all of our investment.
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
The value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer‑term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third‑party guarantees or other forms of credit support can reduce the credit risk.
CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments after paying the senior class. To the extent that we invest in a subordinate class, we will be paid interest only to the extent that there are funds available after paying the senior class. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than senior CMBS that are more highly rated. Further, the ratings assigned to any particular class of CMBS may prove to be inaccurate. Thus, any particular class of CMBS may be riskier and more volatile than the rating may suggest, which may cause the returns on any CMBS investment to be less than anticipated.
We will not have the right to foreclose on commercial mortgage loans underlying CMBS in which we invest since we will not directly own such underlying loans. Accordingly, we must rely on third parties to initiate and execute any foreclosure proceedings upon a default of such mortgage loans.

To the extent that we make investments in real estate‑related securities and loans, a portion of those investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
Certain of the real estate‑related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. The mezzanine and bridge loans we may purchase or originate will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. This illiquidity may limit our ability to vary our portfolio in response to changes in economic and other conditions, which could increase the likelihood that the value of our stockholders’ investment will decrease as a result of such changes in economic and other conditions.
Delays in restructuring or liquidating non‑performing real estate securities could reduce the return on our stockholders’ investment.
Real estate securities may become non‑performing after acquisition for a wide variety of reasons. Such non‑performing real estate investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write‑down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may earn or recover from an investment.
We depend on debtors for the revenue generated by our real estate-related investments, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.
The success of our real estate‑related investments such as loans and debt and derivative securities will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses for us. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of their investment.
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
Prepayments can adversely affect the yields on our debt investments.
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
If credit spreads widen before we obtain long‑term financing for our assets, the value of our assets may suffer.
We will price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer‑term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.

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
We assume the credit risk of our counterparties with respect to derivative transactions.
We may enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate real estate loans receivable and notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
We assume the risk that our derivative counterparty may terminate transactions early.
If we fail to make a required payment or otherwise default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. In certain circumstances, the counterparty may have the right to terminate derivative transactions early even if we are not defaulting. If our derivative transactions are terminated early, it may not be possible for us to replace those transactions with another counterparty on as favorable terms or at all.

We may be required to collateralize our derivative transactions.
We may be required to secure our obligations to our counterparties under our derivative contracts by pledging collateral to our counterparties. That collateral may be in the form of cash, securities or other assets. If we default under a derivative contract with a counterparty, or if a counterparty otherwise terminates one or more derivative contracts early, that counterparty may apply such collateral toward our obligation to make a termination payment to the counterparty. If we have pledged securities or other assets, the counterparty may liquidate those assets in order to satisfy our obligations. If we are required to post cash or securities as collateral, such cash or securities will not be available for use in our business. Cash or securities pledged to counterparties may be repledged by counterparties and may not be held in segregated accounts. Therefore, in the event of a counterparty insolvency, we may not be entitled to recover some or all collateral pledged to that counterparty, which could result in losses and have an adverse effect on our operations.
There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. Some of the provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, became or will become effective on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd‑Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.
Our investments in real estate‑related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
We may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate‑related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non‑controlling equity investments in other public companies to exceed 5% of the proceeds of our ongoing initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate‑related investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.
Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
A portion of our assets may be classified for accounting purposes as “available‑for‑sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available‑for‑sale security below its amortized value is other‑than‑temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

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
Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. If the market value of our investments declines, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
Market values of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults related to the underlying collateral, increases in voluntary prepayments for our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
Some of our investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Risks Associated with Debt Financing
We are likely to obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.
We plan to obtain lines of credit and long‑term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends‑paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
If we do mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross‑collateralization or cross‑default provisions, a default on a single property could affect multiple properties.
We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short‑term, variable rate financing and usually require the maintenance of specific loan‑to‑collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan‑to‑collateral value ratios.

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
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
We expect to use leverage in connection with our investments in real estate‑related assets, which increases the risk of loss associated with this type of investment.
We may finance the acquisition and origination of certain real estate‑related investments with warehouse lines of credit and repurchase agreements. In addition, we may engage in various types of securitizations in order to finance our loan originations. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Our debt service payments will reduce our cash flow available for distributions. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short‑term, variable‑rate financing and usually require the maintenance of specific loan‑to‑collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan‑to‑collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long‑term through a variety of means, including repurchase agreements, credit facilities, issuances of commercial mortgage‑backed securities, and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long‑term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long‑term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long‑term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
We expect that we will incur additional debt in the future and increases in interest rates will increase the cost of that debt, which could reduce the cash we have available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2011, our total liabilities were approximately 49% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends‑paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax‑free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax‑exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends‑paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

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
To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
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
We may be deemed to be, or make investments in entities that own or are themselves deemed to be, taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax‑exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax‑exempt “disqualified organizations,” such as certain government‑related entities that are not subject to tax on unrelated business income, we will incur a corporate‑level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
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
We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the Internal Revenue Service will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non‑qualifying income) exceed 5% of our gross income.
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
Legislation enacted in 2003 and modified in 2005 and 2010 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan), or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
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
With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2011, we owned two office properties encompassing 311,970 rentable square feet in the aggregate that were collectively 97% occupied. The following table provides summary information regarding the properties owned by us as of December 31, 2011:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Square Foot (2)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Domain Gateway Austin, TX	09/29/2011	Office	173,962	$47,373	$3,716	$21.36	7.7	36.2%	100.0%
Las Cimas IV Austin, TX	10/28/2011	Office	138,008	36,056	2,685	20.65	5.2	27.6%	94.2%
			311,970	$83,429	$6,401	$21.06	6.6
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by average annualized base rent as of December 31, 2011:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	—	$—	—	—	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	2	726	11.3%	33,380	11.0%
2015	2	387	6.0%	18,833	6.2%
2016	6	367	5.7%	18,688	6.1%
2017	—	—	—	—	—
2018	1	743	11.6%	35,604	11.7%
2019	1	3,716	58.1%	173,962	57.2%
2020	1	279	4.4%	14,512	4.8%
2021	1	183	2.9%	9,025	3.0%
Thereafter	—	—	—	—	—
Total	14	$6,401	100.0%	304,004	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

As of December 31, 2011, our portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	3	$3,812	59.6%
Other Professional Services	8	1,660	25.9%
Legal Services	1	743	11.6%
		$6,215	97.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent.
As of December 31, 2011, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our annualized base rent:

			Net Rentable Sq. Ft.		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
OneWest Bank	Domain Gateway	Finance	173,962	55.8%	$3,716	58.1%	$21.36	08/31/2019
Wilson Sonsini Goodrich & Rosati	Las Cimas IV	Legal Services	35,604	11.4%	$743	11.6%	$20.86	06/18/2018
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2011 and does not take into account any tenant renewal or termination options.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government authorities.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 6, 2012, we had 13.6 million shares of common stock outstanding held by a total of approximately 4,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our initial public offering of common stock, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares of common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, KBS Capital Advisors estimated the value of our shares of common stock as $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our primary initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct equity offerings in the future. For purposes of determining when our offering stage is complete, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.
Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
Distribution Information
We have authorized and declared and expect to continue to authorize and declare distributions based on daily record dates, and to pay such distributions on a monthly basis. The rate will be determined by the board of directors based on our financial condition and such other factors as our board of directors deems relevant. The board of directors has not pre‑established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Generally, our policy is to pay distributions from cash flow from operations. However, we expect to have little, if any, cash flow from operations available for distributions until we make substantial investments. During our offering stage, when we may raise capital in our public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operations, in which case, distributions may be paid in part from debt financing. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. Our distribution policy is not to use the proceeds of our public offering to pay distributions. Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets.
We intend to elect to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2011. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends‑paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
During 2011, we declared distributions based on daily record dates for each day during the period commencing June 24, 2011 through December 31, 2011. Distributions for all record dates of a given month are paid approximately 15 days after month‑end. Distributions declared during 2011, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

			2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$—	$36	$784	$1,375	$2,195
Total Per Share Distribution	$—	$0.012	$0.164	$0.164	$0.340
Annualized Rate Based on Purchase Price of $10.00 Per Share	—	6.5%	6.5%	6.5%	6.5%
The tax composition of our distributions declared for the year ended December 31, 2011 was as follows:

2011
Ordinary Income	—%
Return of Capital	100%
Total	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On November 2, 2011, our board of directors declared distributions based on daily record dates for the period from January 1, 2012 through January 31, 2012, which we paid on February 15, 2012. On January 19, 2012, our board of directors declared distributions based on daily record dates for the period from February 1, 2012 through February 28, 2012, which we expect to pay in March 2012, and distributions based on daily record dates for the period from March 1, 2012 through March 31, 2012, which we expect to pay in April 2012. On March 7, 2012, our board of directors declared distributions based on daily record dates for the period from April 1, 2012 through April 30, 2012, which we expect to pay in May 2012, and distributions based on daily record dates for the period from May 1, 2012 through May 31, 2012, which we expect to pay in June 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365‑day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
On October 26, 2010, our Registration Statement on Form S‑11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two‑year period. If we have not sold all of the shares within two years, we may continue our primary offering until October 26, 2013. Under rules promulgated by the SEC, in some circumstances we could continue our ongoing initial public offering until as late as April 24, 2014. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.
As of December 31, 2011, we had sold 10,448,043 shares of common stock in our ongoing initial public offering for gross offering proceeds of $104.0 million, including 77,864 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.7 million. As of December 31, 2011, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group and KBS Capital Markets Group reallows all of the selling commissions and a portion of the dealer manager fees to participating broker‑dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount ( in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$9,434	Actual
Finders’ fees	—	Actual
Other underwriting compensation	1,360	Actual
Other organization and offering costs (excluding underwriting compensation)	3,790	Actual
Total expenses	$14,584
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	14%	Actual
From the commencement of our ongoing initial public offering through December 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $89.4 million, including net offering proceeds from our dividend reinvestment plan of $0.7 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate‑related investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by any financings of our investments in real estate properties; funding obligations under any of our real estate loans receivable; investments in real estate properties and real estate-related assets and the repayment of debt. As of December 31, 2011, we had used the net proceeds from our initial public offering and debt financing to purchase $94.8 million in real estate and real estate-related investments, including $1.4 million in acquisition and origination fees and expenses.
During the fiscal year ended December 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program
We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.

•
During any calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Under the program, we will initially redeem shares at prices determined as follows:

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
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or follow-on public offerings, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We currently expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings - and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter and will report such estimated values to our stockholders in our annual report, our quarterly reports, or in a current report on Form 8-K, as appropriate. We will also provide information about our estimated value per share on our web site (such information may be provided by means of a link to our public filings on the SEC’s web site, http://www.sec.gov). “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8‑K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
As of December 31, 2011, we had not redeemed any shares under our share redemption program because no shares were eligible for redemption. As described above, we limit the dollar value of shares that may be redeemed under the program to the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. We did not issue any shares under the dividend reinvestment plan during the year ended December 31, 2010, and accordingly, we had no funds available for redemption under the share redemption program in 2011. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, we have $0.7 million available for redemption of eligible shares in 2012.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2011 and 2010 and for the year ended December 31, 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2011	2010
Balance sheet data
Total real estate and real estate-related investments, net	$92,639	$—
Total assets	130,858	200
Note payable	42,250	—
Total liabilities	45,847	—
Redeemable common stock	740	—
Total stockholders’ equity	84,271	200
	For the Year Ended December 31, 2011
Operating data
Total revenues	$2,512
Net loss	(2,440)
Net loss per common share - basic and diluted	(0.66)
Other data
Cash flows provided by operating activities	724
Cash flows used in investing activities	(93,527)
Cash flows provided by financing activities	129,782
Distributions declared	2,195
Distributions declared per common share (1)	0.34
Weighted-average number of common shares outstanding, basic and diluted	3,724,745
Reconciliation of funds from operations (2)
Net loss	$(2,440)
Depreciation of real estate assets	387
Amortization of lease-related costs	713
FFO	$(1,340)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the period from June 24, 2011 through December 31, 2011. Distributions for the period from June 24, 2011 through December 31, 2011 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
(2) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward‑Looking Statements” preceding Part I and Part I, Item 1A, “Risk Factors.”
Overview
We were formed on December 22, 2009 as a Maryland corporation and intend to qualify as a REIT beginning with the taxable year ended December 31, 2011. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group, an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in or originate real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of December 31, 2011, we owned two office buildings and had originated one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering and through December 31, 2011 we had sold 10,448,043 shares of common stock in our ongoing initial public offering for gross offering proceeds of $104.0 million, including 77,864 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.7 million.
As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of real estate and real estate-related investments. KBS Capital Advisors makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf.
We intend to make an election to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ended December 31, 2011. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2011, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
Market Outlook - Real Estate and Real Estate Finance Markets
During the past four years, there have been significant and widespread concerns about credit risk, both corporate and sovereign, and access to capital. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall health of consumers and businesses. Recent global economic events remain centered on the potential for the default of European sovereign debt and the impact that such an event would have on the rest of the world’s financial markets. During 2011, Standard and Poor’s downgraded the credit rating of the United States to AA+ from AAA. Moody’s recently downgraded Italy, Spain, Portugal and Greece and placed the UK and France on negative watch. These events have led to increased volatility in the capital markets. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”

Impact on Our Real Estate Investments
These market conditions may have a significant impact on our real estate investments and will likely create a highly competitive leasing environment. In addition, these market conditions have impacted or may impact our tenants’ businesses, making it more difficult for them to meet current lease obligations and placing pressure on them to negotiate more favorable lease terms upon renewal in order for their businesses to remain viable. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates may not remain at these historically low levels for the life of many of our investments.
Impact on Our Real Estate‑Related Investment
Our real estate‑related investment is directly secured by commercial real estate. As a result, our real estate‑related investment may be impacted to some degree by the same factors that may impact our real estate investments.
As of December 31, 2011, we had a fixed rate real estate loan receivable with a principal balance of $10.2 million and a carrying value of $10.3 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of December 31, 2011, we had a variable rate note payable with the principal amount of $42.3 million, which matures on September 29, 2012.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase real estate and real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering, including our dividend reinvestment plan, and any future follow-on offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.
On March 24, 2011, we broke escrow in the offering and through December 31, 2011, we had sold 10,448,043 shares for gross offering proceeds of $104.0 million, including 77,864 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $0.7 million. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of each specific asset we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
During the year ended December 31, 2011, we originated a first mortgage loan and acquired two office properties. Our cash needs for these investments were met with the proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and with proceeds from our ongoing initial public offering.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investment are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of December 31, 2011, the borrower under our real estate loan receivable was current on all contractual loan payments.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments will be primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2011, we owned two office properties that were collectively 97% occupied.
As of December 31, 2011, we had a mortgage debt obligation in the aggregate principal amount of $42.3 million, which matures in 2012.

For the year ended December 31, 2011, we paid aggregate distributions of $1.7 million. We paid $0.8 million of these distributions from an advance from our advisor. No interest accrued on the advance. On November 10, 2011, we repaid our advisor in full, for all funds advanced to us for distributions paid, using proceeds from a third-party financing. Our advisor is not obligated to advance funds to us, and has not agreed to advance funds to us, for distributions for any other future periods.
We intend to elect to be taxed as a REIT and to operate as a REIT beginning with the taxable year ended December 31, 2011. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.
Cash Flows from Operating Activities
On June 24, 2011, we made our first investment by originating a first mortgage loan. We acquired our first real estate investment on September 29, 2011. As of December 31, 2011, we owned two office properties and one real estate loan receivable. During the year ended December 31, 2011, net cash provided by operating activities was $0.7 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2011 for an entire year and anticipated future acquisitions of real estate and real estate‑related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $93.5 million for the year ended December 31, 2011 and primarily consisted of the following:

•	Acquisitions of two real estate investments for an aggregate purchase price of $83.1 million; and

•	Origination of one real estate loan receivable for $10.3 million.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the year ended December 31, 2011, net cash provided by financing activities was $129.8 million and primarily consisted of the following:

•
$88.8 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $14.5 million;

•	$41.9 million of net cash provided by debt as a result of proceeds from notes payable of $42.2 million, partially offset by payments of deferred financing costs of $0.3 million; and

•	$0.9 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $0.7 million.
Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition of real‑estate related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the market’s appetite for such financings. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of December 31, 2011, our borrowings and other liabilities were approximately 49% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf.  However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds we raised in the respective offering. We reimburse the dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, the dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also pay directly or reimburse the dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2011 (in thousands):

	Payment Due During the Years Ending December 31,
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$42,250	$42,250	$—	$—	$—
Interest payments on outstanding debt obligations (2)	796	796	—	—	—
Outstanding funding obligations under real estate loans receivable	13,704	(3)	(3)	(3)	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2011 (consisting of the contractual interest rate). We incurred interest expense of $0.2 million, excluding amortization of deferred financing costs totaling $0.1 million, during the year ended December 31, 2011.
(3) On June 24, 2011, we originated the Aberdeen First Mortgage Loan. As of December 31, 2011, we had disbursed $10.2 million to the borrower under the Aberdeen First Mortgage Loan and another $13.7 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. The Aberdeen First Mortgage Loan matures on July 1, 2016.
Results of Operations
Our results of operations as of December 31, 2011 are not indicative of those expected in future periods as we broke escrow in our initial public offering on March 24, 2011 and commenced operations on June 24, 2011 in connection with our first investment. During the period from inception (December 22, 2009) to December 31, 2010, we had been formed but had not yet commenced any significant operations, as we had not broken escrow in our initial public offering. As a result, we had no material results of operations for that period.
As of December 31, 2011, we owned two office properties and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2011 for an entire year and anticipated future acquisitions of real estate and real estate‑related investments.

Rental income for our real estate properties, both of which were acquired during the year ended December 31, 2011, totaled $1.4 million and tenant reimbursements totaled $0.7 million for the year ended December 31, 2011. We acquired our two properties during 2011, and as a result, our financial statements do not reflect a full period of operations for these properties. We expect rental income and tenant reimbursements to increase in future periods as a result owning the assets acquired during 2011 for an entire year and anticipated future acquisitions of real estate assets.
Interest income from our real estate loan receivable, recognized using the interest method, was $0.4 million for the year ended December 31, 2011. We originated our real estate loan receivable on June 24, 2011. We expect interest income to increase in future periods as a result of owning the real estate loan receivable for a full year and anticipated future acquisitions or originations of real estate-related investments.
Property operating, maintenance and management costs for the year ended December 31, 2011 totaled $0.4 million. We expect property operating, maintenance and management costs to increase in future periods as a result of owning the assets acquired during 2011 for an entire year and anticipated future acquisitions of real estate assets.
Real estate taxes and insurance for the year ended December 31, 2011 totaled $0.3 million. We expect real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2011 for an entire year and anticipated future acquisitions of real estate assets.
Asset management fees paid to affiliates with respect to our real estate and real estate‑related investments for the year ended December 31, 2011 totaled $0.2 million. We expect asset management fees paid to affiliates to increase in future periods as a result of owning the assets acquired during 2011 for an entire year and anticipated future acquisitions of real estate and real estate-related investments.
Real estate acquisition fees and expenses for the year ended December 31, 2011 totaled $1.3 million ($0.8 million of which was paid to affiliates). We expect real estate acquisition fees and expenses to vary in future periods based upon real estate acquisition activity but to increase during our acquisition stage.
General and administrative expenses for the year ended December 31, 2011 totaled $1.4 million. These general and administrative costs consisted primarily of insurance premiums, independent director fees and professional fees. We expect general and administrative costs to increase in future years as a result of a full year of operations as well as increased activity as we make real estate investments but to decrease as a percentage of total revenue.
Depreciation and amortization expenses for the year ended December 31, 2011 were $1.1 million. We expect depreciation and amortization expenses to increase in future years as a result of owning the properties acquired during 2011 for a full year and anticipated future acquisitions of real estate assets.
During the year ended December 31, 2011, we incurred interest expense of $0.3 million including amortization of deferred financing costs of $0.1 million. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the costs of borrowings and the opportunity to acquire real estate and real estate-related investments meeting out investment objectives.
Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all costs to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf.  However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds we raised in the respective offering. We reimburse the dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, the dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also pay directly or reimburse the dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. As of December 31, 2011, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2011, including shares issued through our dividend reinvestment plan, we had sold 10,448,043 shares in the offering for gross offering proceeds of $104.0 million and incurred selling commissions and dealer manager fees of $9.4 million and other offering costs of $5.2 million.
Funds from Operations
We believe that FFO is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current NAREIT definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the year ended December 31, 2011 (in thousands):

For the Year Ended December 31, 2011
Net loss	$(2,440)
Depreciation of real estate assets	387
Amortization of lease-related costs	713
FFO	$(1,340)

Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Loss:

•	Revenues in excess of actual cash received of $0.3 million for the year ended December 31, 2011, as a result of straight‑line rent;

•	Acquisition fees and expenses related to the purchase of real estate of approximately $1.3 million for the year ended December 31, 2011; and

•	Interest expense from the amortization of deferred financing costs related to note payable of approximately $0.1 million for the year ended December 31, 2011.
FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For the year ended December 31, 2011, our negative FFO was due to limited operations (as we owned two real estate investments and one real estate-related investment), acquisition fees and expenses and certain fixed operating costs as a public company. We expect FFO to improve as we continue to grow.
Distributions
Until we have fully invested the proceeds of our primary initial public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows during 2011 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2011	$—	$—	$—	$—	$—	$(227)
Second Quarter 2011	36	0.012	—	—	—	(242)
Third Quarter 2011	784	0.164	268	229	497	(44)
Fourth Quarter 2011	1,375	0.164	654	511	1,165	1,237
	$2,195	$0.340	$922	$740	$1,662	$724
_____________________
(1) Distributions for the period from June 24, 2011 through December 31, 2011 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the year ended December 31, 2011, we paid aggregate distributions of $1.7 million, including $0.9 million of distributions paid in cash and $0.7 million of distributions reinvested through our dividend reinvestment plan. These amounts represent our cumulative distributions since inception. FFO for the year ended December 31, 2011 was $(1.3) million and cash flow from operations was $0.7 million. Our cumulative net loss from inception through December 31, 2011 was $2.4 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with debt financing. Our advisor had advanced $0.8 million to us to fund distributions for distribution record dates from June 24, 2011 through September 30, 2011. On November 10, 2011, we repaid our advisor in full, for all funds advanced to us for distributions paid, using proceeds we received from a third party debt financing. No interest accrued on the advance from our advisor. Our advisor is not obligated to advance funds to us, and has not agreed to advance funds to us, for distributions for any other future periods. See the reconciliation of FFO to net loss above.

Over the long‑term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operations. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward‑Looking Statements,” Part I, Item 1, “Business - Market Outlook ─ Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Below is a discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Revenue Recognition
Real Estate
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight‑line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general‑purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre‑petition and post‑petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. We did not record any bad debt expense related to our deferred rent receivables during the year ended December 31, 2011.
Real Estate Loans Receivable
Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are capitalized and amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest according to the contractual terms of the loan is probable.
Real Estate Securities
We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.
We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.
Cash and Cash Equivalents
We recognize interest income on our cash and cash equivalents as it is earned and record such amounts as other interest income.
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real Estate Acquisition Valuation
We record the acquisition of income‑producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition‑date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property‑operating expenses, carrying costs during lease‑up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.
Impairment of Real Estate and Related Intangible Assets and Liabilities
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment on our real estate and related intangible assets and liabilities during the year ended December 31, 2011.
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows could result in incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.
Real Estate Loan Receivable
Our real estate loan receivable is recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.
As of December 31, 2011, there was no loan loss reserve and we did not record any impairment losses related to our real estate loan receivable during the year ended December 31, 2011. However, in the future, we may experience losses from our investments in loans receivable requiring us to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
The reserve for loan losses is a valuation allowance that reflects our estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” in our consolidated statements of operations and is decreased by charge‑offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio‑based component and an asset‑specific component.
An asset‑specific reserve relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of our loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.
A portfolio‑based reserve covers the pool of loans that do not have asset‑specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, we assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other non-financial and financial assets and liabilities at fair value on a non‑recurring basis (e.g., carrying value of impaired real estate loans receivable and long‑lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three‑tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
When available, we utilize quoted market prices from independent third‑party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid‑ask spread or significant increase in the bid‑ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal‑to‑principal market).
We consider the following factors to be indicators of non‑orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Income Taxes
We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with the taxable year ended December 31, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends‑paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.
We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax year ended December 31, 2011. As of December 31, 2011, the return for the calendar year 2010 remains subject to examination by major tax jurisdictions.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
We commenced our initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of March 6, 2012, we had sold 13,617,815 shares of common stock in the offering for gross offering proceeds of $135.7 million, including 131,516 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $1.2 million.
Distributions Paid
On January 13, 2012, we paid distributions of $0.5 million, which related to distributions declared for each day in the period from December 1, 2011 through December 31, 2011. On February 15, 2012, we paid distributions of $0.6 million, which related to distributions declared for each day in the period from January 1, 2012 through January 31, 2012.
Distribution Declaration
On January 19, 2012, our board of directors declared distributions based on daily record dates for the period from February 1, 2012 through February 28, 2012, which we expect to pay in March 2012, and distributions based on daily record dates for the period from March 1, 2012 through March 31, 2012, which we expect to pay in April 2012. On March 7, 2012, our board of directors declared distributions based on daily record dates for the period from April 1, 2012 through April 30, 2012, which we expect to pay in May 2012, and distributions based on daily record dates for the period from May 1, 2012 through May 31, 2012, which we expect to pay in June 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365‑day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Probable Real Estate Acquisition
Contract of Sale for Town Center
On February 15, 2012, we, through an indirect wholly owned subsidiary, entered into a contract of sale to purchase three office buildings totaling 522,043 rentable square feet located on approximately 10.3 acres of land in Plano, Texas (“Town Center”).  The seller is not affiliated with us or our advisor. The purchase price of Town Center is approximately $113.0 million plus closing costs. Pursuant to the contract of sale, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. As of March 8, 2012, we had made deposits of $2.5 million, and in some circumstances, if we fail to complete the acquisition, we may forfeit $2.5 million of earnest money.  As of March 1, 2012, Town Center was 87% leased to 51 tenants.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We intend to manage interest rate risk by maintaining a ratio of fixed rate, long‑term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest‑earning assets or interest‑bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the book values and the interest rates of our real estate loan receivable and note payable as of December 31, 2011 based on the maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
	2012	2013	2014	2015	2016	Thereafter		Fair Value
Assets
Loan Receivable
Fixed Rate	$—	$—	$—	$—	$10,196	$—	$10,196	$10,239
Annual effective interest rate (1)	—	—	—	—	7.5%	—	7.5%
Liabilities
Note payable
Variable Rate	$42,250	$—	$—	$—	$—	$—	$42,250	$42,239
Interest rate (2)	2.5%	—	—	—	—	—	2.5%
_____________________
(1) The annual effective interest rate represents the effective interest rate at December 31, 2011, using the interest method, that we use to recognize interest income on our real estate loan receivable.
(2) The interest rate represents the actual interest rate in effect at December 31, 2011 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2011, where applicable.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At December 31, 2011, the fair value and carrying value of our fixed rate real estate loan receivable was $10.2 million and $10.3 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations. At December 31, 2011, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $42.3 million of variable rate debt outstanding. Based on interest rates as of December 31, 2011, if interest rates were 100 basis points higher during the 12 months ending December 31, 2012, interest expense on our variable rate debt would increase by $0.4 million. As of December 31, 2011, one-month LIBOR was 0.295% and if this index was reduced to 0% during the 12 months ending December 31, 2012, interest expense on our variable rate debt would decrease by $0.1 million. At December 31, 2011, we did not own any variable rate real estate related investments.

The annual effective interest rate of our fixed rate real estate loan receivable at December 31, 2011 was 7.5%. The effective interest rate represents the effective interest rate at December 31, 2011, using the interest method, that we use to recognize interest income on our real estate loan receivable. The interest rate of our variable rate debt at December 31, 2011 was 2.5%.  The interest rate represents the actual interest rate in effect at December 31, 2011 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2011 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1, “Business ─ Market Outlook” and Part I, Item 1A, “Risk Factors.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F‑1 of this report.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) or 15d‑15(f) promulgated under the Securities Exchange Act of 1934, as amended.
In connection with the preparation of our Form 10‑K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2011, all items required to be disclosed under Form 8‑K were reported under Form 8‑K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age *
Peter M. Bren	President	78
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	60
Peter McMillan III	Executive Vice President, Treasurer, Secretary, and Director	54
Keith D. Hall	Executive Vice President	53
David E. Snyder	Chief Financial Officer	40
Stacie K. Yamane	Chief Accounting Officer	47
Hank Adler	Independent Director	65
Barbara R. Cambon	Independent Director	58
Stuart A. Gabriel, Ph.D.	Independent Director	58
_____________________
* As of March 12, 2012.
Peter M. Bren is our President, a position he has held since January 2010. He is also the Chairman of the Board and President of our advisor, President of KBS REIT I and President of KBS REIT II, positions he has held for these entities since October 2004, June 2005 and August 2007, respectively. Mr. Bren is President and a director of KBS Legacy Partners Apartment REIT, positions he has held since August 2009 and July 2009, respectively. In addition, Mr. Bren is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2009, 2005, 2007, 2008 and 2009, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the owner of the dealer manager of our ongoing initial public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2011, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $15.2 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.
Mr. Bren oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-advised investors and their portfolios of income-producing real estate assets. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is a member of the KBS Investment Committee, which evaluates and recommends new investment opportunities for us and other KBS-advised investment vehicles. Mr. Bren is also responsible for investor relationships.
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for approximately 20 years. Prior to taking his current positions as Chairman of the Board and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company, and was President of Lincoln Property Company, Europe. Mr. Bren is also a founding member of The Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management.

Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer and one of our directors, positions he has held since January 2010, January 2010 and December 2009, respectively. He is also the Chief Executive Officer of our advisor and the Chairman of the Board, Chief Executive Officer and a director of KBS REIT I, positions he has held for these entities since October 2004 and June 2005, respectively, and he is the Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held since August 2007, August 2007 and July 2007, respectively. In addition, Mr. Schreiber is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2009, 2005, 2007, 2008 and 2009, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the owner of the dealer manager of our ongoing initial public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2011, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $15.2 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.
Mr. Schreiber oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition and management of individual investments and portfolios of investments for KBS-advised investors and their portfolios of income-producing real estate assets. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is a member of the KBS Investment Committee, which evaluates and recommends new investment opportunities for us and other KBS-advised investment vehicles. Mr. Schreiber is also responsible for investor relationships.
Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 20 years. Prior to teaming with Mr. Bren in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
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
Our board of directors chose Mr. Schreiber to serve as a director, the Chairman of our Board and as our Chief Executive Officer for reasons including his extensive industry and leadership experience. Since the formation of the first investment advisor affiliated with Messrs. Bren and Schreiber in 1992, Mr. Schreiber has been involved in the investment in or management of over $15.2 billion of real estate investments through KBS affiliates. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 20 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber is best-positioned to provide our board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I and KBS REIT II, Mr. Schreiber brings to our board of directors demonstrated management and leadership ability.

Peter McMillan III is one of our Executive Vice Presidents, our Treasurer and Secretary, and one of our directors, positions he has held since January 2010. He is also an Executive Vice President, Treasurer, Secretary and a director of KBS REIT I and KBS REIT II; President, Chairman of the Board and a director of KBS Strategic Opportunity REIT; and an Executive Vice President of KBS Legacy Partners Apartment REIT, positions he has held for these entities since June 2005, August 2007, December 2008 and August 2009, respectively. In addition, Mr. McMillan is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2009, 2005, 2007, 2008 and 2009, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the owner of the dealer manager of our ongoing initial public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. McMillan is a co-founder and the Managing Partner of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a director of Steinway Musical Instruments, Inc. and TCW/Metropolitan West Funds.
Our board of directors chose Mr. McMillan to serve as one of our directors for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate‑related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct the board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, Steinway Musical Instruments, Inc. and TCW/Metropolitan West Funds provide him with an understanding of the requirements of serving on a public company board.
Keith D. Hall is one of our Executive Vice Presidents, a position he has held since January 2010. He is an Executive Vice President of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and August 2007, respectively. He is also the Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively. In addition, Mr. Hall is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2009, 2005, 2007, 2008 and 2009, respectively. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the owner of the dealer manager of our ongoing initial public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Hall is a co-founder of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.
David E. Snyder is our Chief Financial Officer, a position he has held since January 2010. He is the Chief Financial Officer of our advisor, KBS REIT I and KBS REIT II, positions he has held for these entities since November 2008, December 2008 and December 2008, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, positions he has held for these entities since December 2008 and August 2009, respectively. Mr. Snyder is a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.

From January 1998 to May 2008, Mr. Snyder worked for Nationwide Health Properties, Inc., a real estate investment trust specializing in healthcare related property. He served as the Vice President and Controller from July 2005 to February 2008 and Controller from January 1998 to July 2005. At Nationwide Health Properties, Mr. Snyder was responsible for internal and external financial reporting, Sarbanes-Oxley compliance, budgeting, debt compliance, negotiation and documentation of debt and equity financing and the negotiation of acquisition and leasing documentation. In addition, Mr. Snyder was part of the senior management team that approved investments, determined appropriate financing and developed strategic goals and plans. As part of his investment and financing responsibilities, Mr. Snyder participated in the origination, modification and refinancing of: mortgage loans made to customers, mortgages obtained on real estate and unsecured credit facilities.
Mr. Snyder was an adjunct accounting professor at Biola University from 1998 to 2005, teaching courses in auditing and accounting. He was the director of financial reporting at Regency Health Services, Inc., a skilled nursing provider, from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder received a Bachelor of Arts Degree in Business Administration with an emphasis in Accounting from Biola University in La Mirada, California. Mr. Snyder is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2010. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, positions she has held for these entities since October 2008, October 2008, December 2008, August 2009 and August 2009, respectively. From July 2007 until December 2008, Ms. Yamane served as the Chief Financial Officer and controller of KBS REIT II; from October 2004 to October 2008, she served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I; and from June 2005 to October 2008, she served as Controller of KBS REIT I.
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, Ms. Yamane is responsible for client accounting/ reporting for two real estate portfolios. These portfolios consist of industrial, office and retail properties as well as land parcels. Ms. Yamane works closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assists in the supervision and management of KBS Realty Advisors’ accounting department.
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 20 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
Hank Adler is one of our independent directors and is the chair of our audit committee, positions he has held since September 2010. Professor Adler is also an independent director and chair of the audit committee of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and March 2008, respectively. He is currently an Assistant Professor of Accounting at Chapman University. Prior to his retirement from Deloitte & Touche, LLP in 2003, Professor Adler was a partner with that firm where he had been employed for over 30 years. He specialized in tax accounting and served as client service and tax partner for a variety of public and private companies. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of California, Los Angeles. Professor Adler currently serves on the board of directors, on the compliance committee and as chairman of the audit committee of Corinthian Colleges, Inc. and on the board of directors and finance committee of Healthy Smiles for Kids of Orange County, a California non-profit entity. From 1998 to 2007, he also chaired the Toshiba Senior Classic charity event, a PGA Senior Tour championship event. From 1994 to 2006, he served on the board of directors of Hoag Memorial Hospital Presbyterian. In the 1990s, he served on the board of trustees and as President of the Irvine Unified School District.

Our board of directors chose Professor Adler to serve as an independent director and as the chair of our audit committee for reasons including his extensive experience in public accounting. With over 30 years at one of the big four accounting firms, Professor Adler brings to our board critical insights into and an understanding of the accounting principles and financial reporting rules and regulations affecting our company. His expertise in evaluating the financial and operational results of public companies and overseeing the financial reporting process makes him a valuable member of our board of directors and our audit committee. In addition, as a director and chair of the audit committee of KBS REIT I and KBS REIT II and as a director of Corinthian Colleges, Inc. and Healthy Smiles, Professor Adler is well aware of the corporate governance and regulatory issues facing public companies.
Barbara R. Cambon is one of our independent directors and is the chair of our conflicts committee, positions she has held since September 2010. Ms. Cambon is also an independent director and chair of the conflicts committee of KBS REIT I and KBS REIT II, positions she has held for these entities since June 2005 and March 2008, respectively. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she also served as a Managing Member of Snowcreek Management LLC, a real estate asset-management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been involved in the real estate investment business for 30 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as its Chief Operating Officer. Prior to joining Colony Capital in 1999, Ms. Cambon was President and founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past director and chairman of the board of the Pension Real Estate Association and past Director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the board of directors and on the audit and compensation committees of BioMed Realty Trust, Inc., on the board of directors of Neighborhood National Bancorp and on the University of San Diego Burnham-Moores Center for Real Estate’s Policy Advisory Board. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.
Our board of directors chose Ms. Cambon to serve as an independent director and as the chair of our conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s 30 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As a managing member of her own real estate asset-management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service as a director and chair of the conflicts committee of KBS REIT I and KBS REIT II and as a director of BioMed Realty Trust, Inc., all public REITs, gives her additional perspective and insight into large public real estate companies such as ours.
Stuart A. Gabriel, Ph.D. is one of our independent directors, a position he has held since September 2010. Professor Gabriel is also an independent director of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and March 2008, respectively. Since June 2007, Professor Gabriel has served as Director and Arden Realty Chair at the Richard S. Ziman Center for Real Estate and Professor of Finance in the Anderson School of Management at the University of California, Los Angeles. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. He received a number of awards at USC for outstanding graduate teaching. In 2004, he was elected President of the American Real Estate and Urban Economics Association. From September 2004 through July 2008, Professor Gabriel served as a director of IndyMac Bank, F.S.B. Professor Gabriel serves on the editorial boards of seven academic journals. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Professor Gabriel has published extensively on the topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. Prior to joining the USC faculty in 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.

Our board of directors chose Professor Gabriel to serve as an independent director for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to our board of directors. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of KBS REIT I, KBS REIT II and Indy Mac Bank, F.S.B., he also has an understanding of the requirements of serving on a public company board.
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
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, KBS Capital Advisors, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence - Certain Transactions with Related Persons” for a discussion of the fees paid to KBS Capital Advisors and its affiliates.
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our conflicts committee, based upon recommendations from our advisor. Four of our executive officers, Messrs. Bren, Hall, McMillan and Schreiber, manage and control our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2011.

Name	Fees Earned in 2011 or Paid in Cash	All Other Compensation	Total
Hank Adler	$86,000	$—	$86,000
Barbara R. Cambon	81,500	—	81,500
Stuart A. Gabriel, Ph.D.	84,500	—	84,500
Charles J. Schreiber, Jr. (1)	—	—	—
Peter McMillan (1)	—	—	—
_____________________
(1) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board and committee meetings as follows:

•	$2,500 for each board meeting attended;

•	$2,500 for each committee meeting attended (committee chairpersons receive an additional $500 per committee meeting for serving in that capacity);

•	$2,000 for each teleconference meeting of the board; and

•	$2,000 for each teleconference meeting of any committee (committee chairpersons receive an additional $1,000 per teleconference committee meeting for serving in that capacity).
All of our directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table sets forth the beneficial ownership of our common stock as of March 6, 2012, for each person or group that held more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage
KBS Capital Advisors	20,000 (3)	*
Peter M. Bren	20,000 (3)	*
Keith D. Hall	20,000 (3)	*
Peter McMillan III	20,000 (3)	*
Charles J. Schreiber, Jr.	20,000 (3)	*
David E. Snyder	—	—
Stacie K. Yamane	—	—
Hank Adler	—	—
Barbara R. Cambon	—	—
Stuart A. Gabriel, Ph.D.	—	—
All officers and directors as a group	20,000 (3)	*
_____________________
* Less than 1% of the outstanding common stock.
(1) The address of each beneficial owner listed is 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.
(2) None of the shares is pledged as security.
(3) KBS Capital Advisors is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee and the conflicts committee of our board are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has determined that Hank Adler, Barbara R. Cambon and Stuart A. Gabriel, Ph.D. each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of our board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.
Our Policy Regarding Transactions with Related Persons
Our charter requires our conflicts committee, which consists of all of our independent directors, to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of our conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to a designated compliance officer, currently our chief financial officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons
As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services, or have made advances, to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own our advisor, KBS Capital Advisors LLC, and the dealer manager of our public offering, KBS Capital Markets Group LLC. We refer to these individuals as our sponsors. They are also some of our executive officers. All four of our sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.

Our Relationship with KBS Capital Advisors. Our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate and real estate-related investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations and acquisitions;

•	arranging for financing and refinancing of our properties and our other investments;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and our overall portfolio;

•
formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

•	engaging in and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring September 27, 2012, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2011 through the most recent date practicable, which was February 29, 2012, we have compensated our advisor as set forth below.
Our advisor or its affiliates have paid, and may pay in the future, some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing initial public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. At the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of our primary offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds we raised in our respective offering. From January 1, 2011 through February 29, 2012, our advisor incurred approximately $5.2 million of organization and offering expenses on our behalf and as of February 29, 2012, we had reimbursed our advisor approximately $5.1 million of such costs.

We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. Acquisition fees and origination fees from January 1, 2011 through February 29, 2012 totaled approximately $0.9 million and $0.2 million, respectively. As of February 29, 2012, we had paid $1.1 million of acquisition and origination fees incurred from January 1, 2011 through February 29, 2012.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2011 through February 29, 2012, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid or payable to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding the acquisition or origination fees paid or payable to our advisor), as of the time of calculation. From January 1, 2011 through February 29, 2012, our asset management fees totaled $0.3 million, all of which have been paid as of February 29, 2012.
Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2011 through February 29, 2012, we had reimbursed our advisor for $0.3 million of operating expenses, including $0.1 million of employee costs.
We funded the payment of distributions for distribution record dates from June 24, 2011 through September 30, 2011 with an advance from our advisor. Our advisor advanced $0.8 million to us for distribution record dates from June 24, 2011 through September 30, 2011. No interest accrued on the advance. Our advisor agreed to advance funds to us for the payment of distributions for distribution record dates for the period from June 24, 2011 through October 31, 2011; however, our conflicts committee advised our advisor that we had sufficient excess borrowing capacity and that distributions for distribution record dates from October 1, 2011 through October 31, 2011 would be paid by us from third party financings. Our advisor is not obligated to advance funds to us, and has not agreed to advance funds to us, for distributions for any other future periods. On November 10, 2011, we repaid our advisor in full, for all funds advanced to us for distributions paid, using proceeds we received from a third party financing.
In connection with our public offering, our sponsors agreed to provide additional indemnification to one of the participating broker dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure our sponsors’ obligations under this indemnification agreement in exchange for reimbursement to us by our sponsors for all costs, expenses and premiums related to this supplemental coverage. From January 1, 2011 through February 29, 2012, our advisor paid $40,000 to the insurer for the costs of the supplemental coverage obtained by us.

Our Relationship with KBS Capital Markets Group. On October 26, 2010, upon the launch of our public offering, we entered into the dealer manager agreement with our dealer manager. Pursuant to the agreement, our dealer manager is entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions are not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales. The dealer manager reallows 100% of selling commissions to broker-dealers participating in our public offering. From its dealer manager fee, our dealer manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2011 through February 29, 2012, we incurred selling commissions of $8.1 million, of which 100% was reallowed to participating broker-dealers. From January 1, 2011 through February 29, 2012, we incurred dealer manager fees of $3.9 million, of which $1.6 million was reallowed by our dealer manager to participating broker-dealers.
In addition to selling commissions and dealer manager fees, we are also obligated to reimburse the dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These include expenses for travel, meals, lodging and attendance and sponsorship fees incurred by registered persons associated with the dealer manager and officers and employees of our affiliates to attend retail conferences sponsored by participating broker-dealers and other meetings with participating broker-dealers; expense reimbursements to broker-dealers for actual costs incurred in connection with attending bona fide training and education meetings hosted by us; certain technology costs associated with the offering; and certain legal fees allocable to the dealer manager. We reimburse our dealer manager for such underwriting compensation as discussed in the prospectus for our public offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from the offering. We also pay directly or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to the dealer manager or our advisor may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. From January 1, 2011 through February 29, 2012, our dealer manager sought reimbursement for $1.4 million in expenses, all of which had been paid as of February 29, 2012.
Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2011, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
From October 26, 2010, when we became a reporting company under Section 15(d) of the Securities Exchange Act of 1934, to December 31, 2010 and for the year ended December 31, 2011 all services rendered by Ernst & Young were pre‑approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2011 and 2010, are set forth in the table below.

	2011	2010
Audit Fees	$284,000	$121,000
Audit-related fees	3,000	2,000
Tax fees	13,500	3,500
All other fees	—	—
Total	$300,500	$126,500
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F‑1 of this report.
The following financial statement schedule is included herein at pages F‑27 through F‑28 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b)    Exhibits
EXHIBIT LIST

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed January 25, 2011

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre‑Effective Amendment No. 3 to the Company’s Registration Statement on Form S‑11, Commission File No. 333‑164703, filed September 30, 2010

4.1	Form of Subscription Agreement, incorporated by reference to Appendix B to the prospectus dated October 7, 2011

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre‑Effective Amendment No. 2 to the Company’s Registration Statement on Form S‑11, Commission File No. 333‑164703, filed August 20, 2010

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus dated October 7, 2011

4.4
Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre‑Effective Amendment No. 3 to the Company’s Registration Statement on Form S‑11, Commission File No. 333‑164703, filed September 30, 2010

4.5
Escrow Agreement, by and among the Company, KBS Capital Markets Group LLC and UMB Bank, N.A., dated September 17, 2010, incorporated by reference to Exhibit 4.5 to Pre‑Effective Amendment No. 3 to the Company’s Registration Statement on Form S‑11, Commission File No. 333‑164703, filed September 30, 2010

10.1
Amended and Restated Dealer Manager Agreement with Selected Dealer Agreement, by and between the Company and KBS Capital Markets Group LLC, dated August 10, 2011, incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10‑Q, filed August 11, 2011

10.2
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated September 27, 2011, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.3
Selected Dealer Agreement, by and among the Company, KBS Capital Advisors LLC, KBS Capital Markets Group LLC, KBS Holdings LLC and Ameriprise Financial Services, Inc., dated March 17, 2011, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8‑K, filed March 22, 2011

10.4
Selected Dealer Agreement, by and among the Company, KBS Capital Advisors LLC, KBS Capital Markets Group LLC, KBS Holdings LLC and Securities America, Inc., dated March 17, 2011, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8‑K, filed March 22, 2011

10.5
Loan Agreement (related to the origination of the Aberdeen First Mortgage Loan), by and between JP Aberdeen Partners, LP and KBS Debt Holdings III, LLC, dated June 23, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q, filed August 11, 2011

10.6
Promissory Note (related to the origination of the Aberdeen First Mortgage Loan), by JP Aberdeen Partners, LP for Partners, LP and KBS Debt Holdings III, LLC, dated June 23, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 11, 2011

10.7
Agreement of Purchase and Sale (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBS Capital Advisors LLC and Domain Gateway I, LP, dated August 22, 2011, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 2011

Ex.	Description

10.8
First Amendment to Agreement of Purchase and Sale (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBS Capital Advisors LLC and Domain Gateway I, LP, dated September 2, 2011, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 2011

10.9
Second Amendment to Agreement of Purchase and Sale (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBS Capital Advisors LLC and Domain Gateway I, LP, dated September 9, 2011, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 2011

10.10
Third Amendment to Agreement of Purchase and Sale (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBS Capital Advisors LLC and Domain Gateway I, LP, dated September 13, 2011, incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 2011

10.11
Assignment and Assumption of Purchase Agreement (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBS Capital Advisors LLC and KBSIII Domain Gateway, LLC, dated as of September 14, 2011, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 2011

10.12
Fourth Amendment to Agreement of Purchase and Sale (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBSIII Domain Gateway, LLC and Domain Gateway I, LP, dated September 15, 2011, incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 23, 2011

10.13
Purchase and Sale Agreement (related to the acquisition of Las Cimas IV in Austin, Texas), by and between KBS Capital Advisors LLC and Las Cimas IV Limited Partnership, dated September 19, 2011, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.14
Assignment and Assumption of Purchase Agreement (related to the acquisition of Las Cimas IV in Austin, Texas), by and between KBS Capital Advisors LLC and KBSIII Las Cimas IV, LLC, dated September 28, 2011, incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.15
Loan Agreement (related to the acquisition of Domain Gateway in Austin, Texas), by and between KBSIII Domain Gateway, LLC and Wells Fargo Bank, National Association, dated September 29, 2011, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.16
Secured Promissory Note (related to the acquisition of Domain Gateway in Austin, Texas), by KBSIII Domain Gateway, LLC for the benefit of Wells Fargo Bank, National Association, dated September 29, 2011, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.17
Limited Guaranty (related to the acquisition of Domain Gateway in Austin, Texas), by KBS REIT Properties III, LLC for the benefit of Wells Fargo Bank, National Association, dated September 29, 2011, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.18
Lease (related to the acquisition of Domain Gateway in Austin, Texas), by and between Domain Gateway I, LP and OneWest Bank, FSB, dated April 9, 2009, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.19
First Amendment to Lease (related to the acquisition of Domain Gateway in Austin, Texas), by and between Domain Gateway I, LP and OneWest Bank, FSB, dated April 20, 2009, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed October 7, 2011

10.20
Joinder Agreement (Loan Agreement) (related to the acquisition of Las Cimas IV in Austin, Texas), by and between KBSIII Las Cimas IV, LLC and Wells Fargo Bank, National Association, dated October 28, 2011, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 6, 2012

Ex.	Description

10.21
Amended and Restated Secured Promissory Note (related to the acquisition of Las Cimas IV in Austin, Texas), by KBSIII Las Cimas IV, LLC for the benefit of Wells Fargo Bank, National Association, dated October 28, 2011, incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 6, 2012

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

101.1
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Stockholders’ Equity; and (iv) Consolidated Statement of Cash Flows

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
KBS Real Estate Investment Trust III, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011. Our audits also included the financial statement schedule in Item 15(a), Schedule III‑Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust III, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 12, 2012

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Real estate:
Land	$7,500	$—
Buildings and improvements	63,849	—
Tenant origination and absorption costs	12,080	—
Total real estate, cost	83,429	—
Less accumulated depreciation and amortization	(1,100)	—
Total real estate, net	82,329	—
Real estate loans receivable, net	10,310	—
Total real estate and real estate-related investments, net	92,639	—
Cash and cash equivalents	37,179	200
Rents and other receivables, net	383	—
Above-market leases, net	101	—
Deferred financing costs, prepaid expenses and other assets	556	—
Total assets	$130,858	$200
Liabilities and stockholders’ equity
Note payable	$42,250	$—
Accounts payable and accrued liabilities	1,920	—
Due to affiliates	13	—
Distributions payable	533	—
Below-market leases, net	298	—
Other liabilities	833	—
Total liabilities	45,847	—
Commitments and contingencies (Note 13)
Redeemable common stock	740	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 10,468,043 and 20,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	105	1
Additional paid-in capital	88,801	199
Cumulative distributions in excess of net income	(4,635)	—
Total stockholders’ equity	84,271	200
Total liabilities and stockholders’ equity	$130,858	$200
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011
(in thousands, except share and per share amounts)

Revenues:
Rental income	$1,426
Tenant reimbursements	691
Interest income from real estate loans receivable	395
Total revenues	2,512
Expenses:
Operating, maintenance, and management	421
Real estate taxes and insurance	314
Asset management fees to affiliate	178
Real estate acquisition fees to affiliates	836
Real estate acquisition fees and expenses	432
General and administrative expenses	1,386
Depreciation and amortization	1,100
Interest expense	300
Total expenses	4,967
Other income:
Other interest income	15
Net loss	$(2,440)
Net loss per common share, basic and diluted	$(0.66)
Weighted-average number of common shares outstanding, basic and diluted	3,724,745
Distributions declared per common share	$0.34
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2010	20,000	$1	$199	$—	$200
Issuance of common stock	10,448,043	104	103,926	—	104,030
Transfers to redeemable common stock	—	—	(740)	—	(740)
Distributions declared	—	—	—	(2,195)	(2,195)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(9,434)	—	(9,434)
Other offering costs	—	—	(5,150)	—	(5,150)
Net loss	—	—	—	(2,440)	(2,440)
Balance, December 31, 2011	10,468,043	$105	$88,801	$(4,635)	$84,271
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(in thousands)

Cash Flows from Operating Activities:
Net loss	$(2,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,100
Noncash interest income on real estate-related investments	2
Deferred rents	(279)
Amortization of above- and below-market leases, net	(1)
Amortization of deferred financing costs	71
Changes in operating assets and liabilities:
Rents and other receivables	(104)
Prepaid expenses and other assets	(315)
Accounts payable and accrued liabilities	1,857
Other liabilities	833
Net cash provided by operating activities	724
Cash Flows from Investing Activities:
Acquisitions of real estate	(83,087)
Improvements to real estate	(128)
Investment in real estate loan receivable	(10,312)
Net cash used in investing activities	(93,527)
Cash Flows from Financing Activities:
Proceeds from note payable	42,250
Payments of deferred financing costs	(312)
Proceeds from issuance of common stock	103,290
Payments of commissions on stock sales and related dealer manager fees	(9,434)
Payments of other offering costs	(5,090)
Distributions paid to common stockholders	(922)
Net cash provided by financing activities	129,782
Net increase in cash and cash equivalents	36,979
Cash and cash equivalents, beginning of period	200
Cash and cash equivalents, end of period	$37,179
Supplemental Disclosure of Cash Flow Information:
Interest paid	$138
Supplemental Disclosure of Noncash Transactions:
Increase in other offering costs payable	$60
Increase in distributions payable	$533
Increase in capital expenses payable	$16
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$740
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

1.	ORGANIZATION
KBS Real Estate Investment Trust III, Inc. (the “Company”) was formed on December 22, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) commencing with its taxable year ended December 31, 2011. Substantially all of the Company’s business is expected to be conducted through KBS Limited Partnership III (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS REIT Holdings III LLC (“REIT Holdings III”), the limited partner of the Operating Partnership, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings III.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2011, the Advisor owned 20,000 shares of the Company’s common stock.
The Company intends to invest in a diverse portfolio of real estate properties and real estate-related assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of December 31, 2011, the Company owned two office buildings and one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through December 31, 2011, the Company had sold 10,448,043 shares of common stock for gross offering proceeds of $104.0 million, including 77,864 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $0.7 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings III, the Operating Partnership, and their direct and indirect wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Revenue Recognition
Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight‑line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general‑purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre‑petition and post‑petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Real Estate Loans Receivable
Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable.
Real Estate Securities
The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.
Cash and Cash Equivalents
The Company recognizes interest income on its cash and cash equivalents as it is earned and classifies such amounts as other interest income.
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	10-25 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real Estate Acquisition Valuation
The Company records the acquisition of income‑producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition‑date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property‑operating expenses, carrying costs during lease‑up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the year ended December 31, 2011.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Real Estate Loan Receivable
The Company’s real estate loan receivable is recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.
As of December 31, 2011, there was no loan loss reserve and the Company did not record any impairment losses related to its real estate loan receivable during the year ended December 31, 2011. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge‑offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio‑based component and an asset‑specific component.
An asset‑specific reserve relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.
A portfolio‑based reserve covers the pool of loans that do not have asset‑specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2011.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2011. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits the majority of its funds.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third‑party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Fair Value Measurements
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets and liabilities at fair value on a non‑recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
When available, the Company utilizes quoted market prices from independent third-party sources to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.
Redeemable Common Stock
The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.
There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem shares until the stockholder has held the shares for one year.

•
During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

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
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of common stock that is not based on the price to acquire a share in the Company’s primary offering or follow-on public offerings, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities - whether through the primary offering or follow-on public offerings - and has not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8‑K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year dividend reinvestment plan as redeemable common stock in the accompanying consolidated balance sheets.
The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to redeem shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.
The Company limits the dollar value of shares that may be redeemed under the program as described above. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, the Company has $0.7 million available for redemption in 2012.
Related Party Transactions
Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate‑related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See Note 9, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement or the Dealer Manager Agreement.
Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallows 100% of sales commissions earned to participating broker‑dealers. The Dealer Manager may reallow to any participating broker‑dealer up to 1% of the gross offering proceeds attributable to that participating broker‑dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance.
Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company or may be paid directly by the Company. Other offering costs include all expenses incurred by the Company in connection with the Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The Company reimburses the Advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on organization and offering expenses, does not exceed 15% of the gross proceeds of the Company’s primary offering and the offering under its dividend reinvestment plan as of the date of reimbursement. At the termination of the primary offering and at the termination of the offering under the dividend reinvestment plan, the Advisor has agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by the Company exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary offering and again at the end of the offering under the dividend reinvestment plan, the Advisor has agreed to reimburse the Company to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds the Company raised in its respective offering.
The Company reimburses the Dealer Manager for underwriting compensation as discussed in the prospectus for the Offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, the Dealer Manager must reimburse the Company to the extent that the Company’s reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. The Company also pays directly or reimburses the Dealer Manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by the Company to the Dealer Manager may cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Company’s primary offering and the offering under its dividend reinvestment plan as of the date of reimbursement.
As of December 31, 2011, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2011, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 10,448,043 shares in the Offering for gross offering proceeds of $104.0 million and recorded selling commissions and dealer manager fees of $9.4 million and other offering costs of $5.2 million.  Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Acquisition and Origination Fees
The Company pays the Advisor an acquisition fee equal to 1% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee equal to 1% of the amount to be funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of these loans. The Company does not pay an acquisition fee with respect to investments in loans.
Asset Management Fee
With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one‑twelfth of 0.75% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to the Advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.
With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one‑twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto but is exclusive of acquisition or origination fees paid or payable to the Advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (but excluding acquisition or origination fees paid or payable to the Advisor), as of the time of calculation.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Income Taxes
The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends‑paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax year ended December 31, 2011.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted‑average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the year ended December 31, 2011.
Distributions declared per common share assumes each share was issued and outstanding each day from June 24, 2011 through December 31, 2011. For each day during the period from June 24, 2011 through December 31, 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
Segments
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate‑related. For financial data by segment, see Note 10, “Segment Information.”
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate and real estate‑related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2011, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Domain Gateway	Austin	TX	09/29/2011	$2,850	$37,944	$6,579	$—	$—	$47,373
Las Cimas IV	Austin	TX	10/28/2011	4,650	25,761	5,501	110	(308)	35,714
				$7,500	$63,705	$12,080	$110	$(308)	$83,087
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Domain Gateway	7.9	—	—
Las Cimas IV	5.5	2.7	7.6
The Company recorded each real estate acquisition as a business combination and expensed $1.3 million of acquisition costs. For the year ended December 31, 2011, the Company recognized $2.1 million of total revenues and $1.0 million of operating income from these properties.

4.	REAL ESTATE
As of December 31, 2011, the Company’s real estate portfolio was composed of two office properties encompassing in the aggregate 311,970 rentable square feet. As of December 31, 2011, the Company’s real estate portfolio was collectively 97% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2011 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(627)	$46,746
Las Cimas IV	10/28/2011	Austin	TX	Office	36,056	(473)	35,583
					$83,429	$(1,100)	$82,329
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2011, the leases had remaining terms (excluding options to extend) of up to 9.6 years with a weighted-average remaining term (excluding options to extend) of 6.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.4 million as of December 31, 2011.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

During the year ended December 31, 2011, the Company recognized deferred rent from the tenants of $0.3 million. As of December 31, 2011, the cumulative deferred rent balance was $0.3 million and is included in rent and other receivables on the accompanying balance sheet.
As of December 31, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2012	$5,698
2013	6,322
2014	6,050
2015	5,605
2016	5,369
Thereafter	13,637
$42,681
As of December 31, 2011, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	3	$3,812	59.6%
Other Professional Services	8	1,660	25.9%
Legal Services	1	743	11.6%
		$6,215	97.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
As of December 31, 2011, the Company had a concentration of credit risk related to the following tenant leases that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
OneWest Bank	Domain Gateway	Finance	173,962	55.8%	$3,716	58.1%	$21.36	08/31/2019
Wilson Sonsini Goodrich & Rosati	Las Cimas IV	Legal Services	35,604	11.4%	743	11.6%	20.86	06/18/2018
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2011 and does not take into account any tenant renewal or termination options.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below‑market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$12,080	$110	$(308)
Accumulated Amortization	(508)	(9)	10
Net Amount	$11,572	$101	$(298)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the year ended December 31, 2011 are as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$(508)	$(9)	$10
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2011 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2012	$(2,079)	$(42)	$45
2013	(2,050)	(42)	43
2014	(1,746)	(17)	43
2015	(1,422)	—	42
2016	(1,279)	—	33
Thereafter	(2,996)	—	92
	$(11,572)	$(101)	$298
Weighted-Average Remaining Amortization Period	6.6 years	2.5 years	7.4 years

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

6.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2011, the Company, through an indirect wholly owned subsidiary, had originated a real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2011 (1)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Aberdeen First Mortgage Origination (5)
Dallas, Texas	06/24/2011	Office	Mortgage	$10,196	$10,310	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of December 31, 2011 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value of real estate loan receivable represents outstanding principal balance adjusted for origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2011, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of December 31, 2011.
(4) Maturity date is as of December 31, 2011.
(5) Monthly payments are interest only for the first 23 months of the term of the loan, followed by payments of principal and interest, with principal calculated using an amortization schedule of 30 years and with the remaining principal balance and all accrued and unpaid interest and all other charges due at maturity. As of December 31, 2011, $10.2 million had been disbursed under the Aberdeen First Mortgage Loan and an additional $13.7 million remained available for future funding, subject to certain conditions set forth in the loan agreement.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2011 (in thousands):

Face value of real estate loan receivable originated	$9,700
Closing costs and origination fees on origination of real estate loan receivable	116
Amortization of closing costs and origination fees on real estate loan receivable	(2)
Advances on real estate loan receivable	496
Real estate loan receivable - December 31, 2011	$10,310
For the year ended December 31, 2011, interest income from the real estate loan receivable consisted of the following (in thousands):

Contractual interest income	$397
Amortization of closing costs and origination fees	(2)
Interest income from real estate loan receivable	$395
As of December 31, 2011, interest receivable from the real estate loan receivable was $0.1 million and was included in rents and other receivables.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

7.	NOTE PAYABLE
As of December 31, 2011, the Company’s note payable consisted of the following (dollars in thousands):

	Principal	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date
Portfolio Bridge Loan (2)	$42,250	One-month LIBOR + 2.25%	2.5%	Interest only	9/29/2012 (3)
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2011. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2011 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2011, where applicable.
(2) The Portfolio Bridge Loan is secured by Domain Gateway and Las Cimas IV.
(3) The Portfolio Bridge Loan matures on September 29, 2012 with a option to extend the maturity date to December 29, 2012, subject to certain conditions.
As of December 31, 2011, the Company’s deferred financing costs were $0.2 million, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the year ended December 31, 2011, the Company incurred $0.3 million of interest expense. Of this amount, $0.1 million was payable as of December 31, 2011. Included in interest expense for the year ended December 31, 2011 was $0.1 million of amortization of deferred financing costs.
The Company’s note payable contains financial and non-financial debt covenants. As of December 31, 2011, the Company was in compliance with all debt covenants.

8.	FAIR VALUE DISCLOSURES
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
Cash and cash equivalents, restricted cash, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
Real estate loan receivable: The Company’s real estate loan receivable is presented in the accompanying consolidated balance sheets at its amortized cost net of recorded loan loss reserves and not at fair value. The fair value of the real estate loan receivable was estimated using an internal valuation model that considered the expected cash flows for the loan, underlying collateral value (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2011, for which the carrying amounts do not approximate the fair values (in thousands):

	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$10,196	$10,310	$10,239
Financial liabilities:
Note payable	$42,250	$42,250	$42,239
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of December 31, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
At December 31, 2011, the Company held the following assets measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$83,087	$—	$—	$83,087
_____________________
(1) Amount reflects acquisition date fair values of real estate acquired in 2011.

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the year ended December 31, 2011 no transactions occurred between the Company and these other KBS-sponsored programs.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the year ended December 31, 2011 and any related amounts payable as of December 31, 2011 (in thousands):

	For the Year Ended December 31, 2011	Payable as of December 31, 2011
Expensed
Asset management fees	$178	$—
Reimbursement of operating expenses (1)	314	—
Acquisition fees	836	—
Additional Paid-in Capital
Selling commissions	6,332	—
Dealer manager fees	3,102	—
Reimbursable other offering costs	4,904	13
Cumulative Distributions
Advance for distributions paid	820	—
Capitalized
Origination fees	239	—
	$16,725	$13
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $55,000 and were the only employee costs reimbursed under the Advisory Agreement through December 31, 2011. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the year ended December 31, 2011, the Advisor paid $40,000 to the insurer for the costs of the supplemental coverage obtained by the Company.
Advance from Advisor for Distributions
Pursuant to the Advisory Agreement, the Advisor agreed to advance funds to the Company for the payment of distributions for distribution record dates from June 24, 2011 through October 31, 2011; provided, however, if in the Company’s conflicts committee’s sole discretion, the Company made an investment and obtained financing with respect to such investment that provided the Company with excess borrowing capacity sufficient to cover all or a portion of any unpaid distributions declared by the Company for distribution record dates through October 31, 2011, then the conflicts committee could advise the Advisor to reduce the amount of the advance otherwise due to the Company by the amount of such excess borrowings. On October 28, 2011, the conflicts committee made such a determination and advised the Advisor that the distributions for distribution record dates from October 1, 2011 through October 31, 2011 would be paid from excess borrowing capacity and not from an advance from the Advisor.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The Company agreed with the Advisor that the Company would only be obligated to repay the Advisor for these advances if and to the extent that:

(i)
The Company’s modified funds from operations (“MFFO”), as such term is defined by the Investment Program Association and interpreted by the Company, for the immediately preceding month exceeded the amount of distributions declared for record dates of such prior month (an “MFFO Surplus”), and the Company would pay the Advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments would only be made if management in its sole discretion expected an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or

(ii)
The advance could also be repaid from excess proceeds (“Excess Proceeds”) from third-party financings, provided that the amount of any such Excess Proceeds that could be used to repay the principal amount outstanding under the advance would be determined by the Company’s conflicts committee in its sole discretion.

During the year ended December 31, 2011, the Advisor advanced $0.8 million to the Company to fund distributions for distribution record dates from June 24, 2011 through September 30, 2011. On November 10, 2011, the Company repaid the Advisor in full, for all funds advanced for distributions paid, using proceeds from a third-party financing. No interest accrued on the advance made by the Advisor.

10.	SEGMENT INFORMATION
The Company presently operates in two business segments based on its investment types: real estate and real estate‑related. Under the real estate segment, the Company has invested in office properties. Under the real estate-related segment, the Company has originated a mortgage loan. All revenues earned from the Company’s two reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non‑GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non‑property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance, as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The following tables summarize total revenues and NOI for each reportable segment for the year ended December 31, 2011 and total assets and total liabilities for each reportable segment as of December 31, 2011 (in thousands):

For the Year Ended December 31, 2011
Revenues:
Real estate segment	$2,117
Real estate-related segment	395
Total segment revenues	$2,512
Interest Expense:
Real estate segment	$300
Real estate-related segment	—
Total segment interest expense	$300
NOI:
Real estate segment	$967
Real estate-related segment	332
Total NOI	$1,299
As of December 31, 2011
Assets:
Real estate segment	$84,686
Real estate-related segment	10,409
Total segment assets	95,095
Corporate-level (1)	35,763
Total assets	$130,858
Liabilities:
Real estate segment	$45,063
Real estate-related segment	—
Total segment liabilities	45,063
Corporate-level (2)	784
Total liabilities	$45,847
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $35.6 million as of December 31, 2011.
(2) As of December 31, 2011, corporate-level liabilities consisted primarily of distributions payable and accruals for professional fees.
The following table reconciles the Company’s net loss to its NOI for year ended December 31, 2011 (in thousands):

Net loss	$(2,440)
Other interest income	(15)
Real estate acquisition fees to affiliates	836
Real estate acquisition fees and expenses	432
General and administrative expenses	1,386
Depreciation and amortization	1,100
NOI	$1,299

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

11.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the year ended December 31, 2011. The Company acquired two individual office properties during the year ended December 31, 2011, both of which were accounted for as business combinations. The following unaudited pro forma information for the year ended December 31, 2011 has been prepared to give effect to the acquisition of Domain Gateway and Las Cimas IV as if the acquisitions occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

Revenues	$9,557
Depreciation and amortization	$3,893
Net loss	$(834)
Net loss per common share, basic and diluted	$(0.11)
Weighted-average number of common shares outstanding, basic and diluted	7,432,592
The unaudited pro forma information for the year ended December 31, 2011 was adjusted to exclude $1.3 million of acquisition costs related to the above property incurred in 2011.

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2011 (in thousands):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$16	$212	$2,284
Net loss	$(285)	$(278)	$(1,032)	$(845)
Net loss per common share, basic and diluted	$(5.58)	$(0.18)	$(0.22)	$(0.10)
Distributions declared per common share (1)	$—	$0.012	$0.164	$0.164
___________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective period from June 24, 2011 through December 31, 2011. Each day during the period from June 24, 2011 through December 31, 2011 was a record date for distributions.

13.	COMMITMENTS AND CONTINGENCIES
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2011.

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
The Company commenced its Offering of 280,000,000 shares of common stock on October 26, 2010. As of March 6, 2012, the Company had sold 13,617,815 shares of common stock in the Offering for gross offering proceeds of $135.7 million, including 131,516 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $1.2 million.
Distributions Paid
On January 13, 2012, the Company paid distributions of $0.5 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2011 through December 31, 2011. On February 15, 2012, the Company paid distributions of $0.6 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2012 through January 31, 2012.
Distributions Declared
On January 19, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from February 1, 2012 through February 28, 2012, which the Company expects to pay in March 2012, and distributions based on daily record dates for the period from March 1, 2012 through March 31, 2012, which the Company expects to pay in April 2012. On March 7, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2012 through April 30, 2012, which the Company expects to pay in May 2012, and distributions based on daily record dates for the period from May 1, 2012 through May 31, 2012, which the Company expects to pay in June 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Probable Real Estate Acquisition
Contract of Sale for Town Center
On February 15, 2012, the Company, through an indirect wholly owned subsidiary, entered into a contract of sale to purchase three office buildings totaling 522,043 rentable square feet located on approximately 10.3 acres of land in Plano, Texas (“Town Center”).  The seller is not affiliated with the Company or the Advisor. The purchase price of Town Center is approximately $113.0 million plus closing costs. Pursuant to the contract of sale, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. As of March 8, 2012, the Company had made deposits of $2.5 million, and in some circumstances, if the Company fails to complete the acquisition, the Company may forfeit $2.5 million of earnest money.  As of March 1, 2012, Town Center was 87% leased to 51 tenants.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2011
(in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Domain Gateway	Austin, TX	100%	$24,250	$2,850	$44,523	$47,373	$—	$2,850	$44,523	$47,373	$(627)	2009	09/29/2011
Las Cimas IV	Austin, TX	100%	18,000	4,650	31,262	35,912	144	4,650	31,406	36,056	(473)	2008	10/28/2011
		TOTAL	$42,250	$7,500	$75,785	$83,285	$144	$7,500	$75,929	$83,429	$(1,100)
_____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) The aggregate cost of real estate for federal income tax purposes was $84.5 million as of December 31, 2011.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2011
(in thousands)

2011
Real Estate:
Balance at the beginning of the year	$—
Acquisitions	83,285
Improvements	144
Balance at the end of the year	$83,429
Accumulated depreciation:
Balance at the beginning of the year	$—
Depreciation expense	(1,100)
Balance at the end of the year	$(1,100)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 12, 2012.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director	March 12, 2012
Charles J. Schreiber, Jr.
/s/ DAVID E. SNYDER	Chief Financial Officer	March 12, 2012
David E. Snyder
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 12, 2012
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer	March 12, 2012
Stacie K. Yamane
/s/ HANK ADLER	Director	March 12, 2012
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 12, 2012
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 12, 2012
Stuart A. Gabriel, Ph.D.