Form 10-Q
period 2012-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2012-05-11
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54687
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
Yes  ☐  No  ☒
As of May 4, 2012, there were 17,080,189 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Real estate:
Land	$14,928	$7,500
Building and improvements	159,718	63,849
Tenant origination and absorption costs	24,847	12,080
Total real estate, cost	199,493	83,429
Less accumulated depreciation and amortization	(2,568)	(1,100)
Total real estate, net	196,925	82,329
Real estate loan receivable, net	11,363	10,310
Cash and cash equivalents	22,000	37,179
Rents and other receivables	660	383
Above-market leases, net	99	101
Deferred financing costs, prepaid expenses and other assets	3,715	556
Total assets	$234,762	$130,858
Liabilities and stockholders’ equity
Notes payable	$102,500	$42,250
Accounts payable and accrued liabilities	2,208	1,920
Due to affiliates	6	13
Distributions payable	787	533
Below-market leases, net	3,675	298
Other liabilities	1,599	833
Total liabilities	110,775	45,847
Commitments and contingencies (Note 11)
Redeemable common stock	1,381	740
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 15,343,869 and 10,468,043 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	153	105
Additional paid-in capital	131,247	88,801
Cumulative distributions and net losses	(8,794)	(4,635)
Total stockholders’ equity	122,606	84,271
Total liabilities and stockholders’ equity	$234,762	$130,858
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$1,783	$—
Tenant reimbursements	858	—
Interest income from real estate loan receivable	199	—
Total revenues	2,840	—
Expenses:
Operating, maintenance, and management	476	—
Real estate taxes and insurance	433	—
Asset management fees to affiliate	187	—
Real estate acquisition fees to affiliates	1,129	—
Real estate acquisition fees and expenses	318	—
General and administrative expenses	603	285
Depreciation and amortization	1,469	—
Interest expense	369	—
Total expenses	4,984	285
Other income:
Other interest income	11	—
Net loss	$(2,133)	$(285)
Net loss per common share, basic and diluted	$(0.17)	$(5.58)
Weighted-average number of common shares outstanding, basic and diluted	12,649,936	51,156
Distributions declared per common share	$0.160	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Three Months Ended March 31, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance at December 31, 2010	20,000	$1	$199	$—	$200
Issuance of common stock	10,448,043	104	103,926	—	104,030
Transfers to redeemable common stock	—	—	(740)	—	(740)
Distributions declared	—	—	—	(2,195)	(2,195)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(9,434)	—	(9,434)
Other offering costs	—	—	(5,150)	—	(5,150)
Net loss	—	—	—	(2,440)	(2,440)
Balance, December 31, 2011	10,468,043	$105	$88,801	$(4,635)	$84,271
Issuance of common stock	4,890,826	49	48,658	—	48,707
Transfers to redeemable common stock	—	—	(641)	—	(641)
Redemptions of common stock	(15,000)	(1)	(149)	—	(150)
Distributions declared	—	—	—	(2,026)	(2,026)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,406)	—	(4,406)
Other offering costs	—	—	(1,016)	—	(1,016)
Net loss	—	—	—	(2,133)	(2,133)
Balance, March 31, 2012	15,343,869	$153	$131,247	$(8,794)	$122,606
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(2,133)	$(285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,469	—
Noncash interest income on real estate-related investments	5	—
Deferred rents	(284)	—
Amortization of above- and below-market leases, net	(26)	—
Amortization of deferred financing costs	79	—
Changes in assets and liabilities:
Rents and other receivables	7	—
Deferred financing costs, prepaid expenses and other assets	(105)	(90)
Accounts payable and accrued liabilities	(212)	115
Other liabilities	766	—
Due to affiliates	6	33
Net cash used in operating activities	(428)	(227)
Cash Flows from Investing Activities:
Acquisition of real estate	(112,572)	—
Improvements to real estate	(85)	—
Investment in real estate loan receivable	(1,058)	—
Escrow deposits for future real estate purchase	(2,500)	—
Net cash used in investing activities	(116,215)	—
Cash Flows from Financing Activities:
Proceeds from note payable	60,250	—
Payments of deferred financing costs	(408)	—
Proceeds from issuance of common stock	47,916	3,757
Payments to redeem common stock	(150)	—
Payments of commissions on stock sales and related dealer manager fees	(4,406)	(347)
Payments of other offering costs	(757)	(205)
Distributions paid to common stockholders	(981)	—
Net cash provided by financing activities	101,464	3,205
Net (decrease) increase in cash and cash equivalents	(15,179)	2,978
Cash and cash equivalents, beginning of period	37,179	200
Cash and cash equivalents, end of period	$22,000	$3,178
Supplemental Disclosure of Cash Flow Information:
Interest paid	$270	$—
Supplemental Disclosure of Noncash Transaction:
Increase in other offering costs payable	$272	$11
Increase in distributions payable	$254	$—
Increase in capital expenses payable	$2	$—
Increase in lease commissions payable	$226	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$791	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

1.	ORGANIZATION
KBS Real Estate Investment Trust III, Inc. (the “Company”) was formed on December 22, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011. Substantially all of the Company’s business is expected to be conducted through KBS Limited Partnership III (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS REIT Holdings III LLC (“REIT Holdings III”), the limited partner of the Operating Partnership, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings III.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2012, the Advisor owned 20,000 shares of the Company’s common stock.
The Company intends to invest in a diverse portfolio of real estate properties and real estate-related assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of March 31, 2012, the Company owned three office properties and one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through March 31, 2012, the Company had sold 15,338,869 shares of common stock for gross offering proceeds of $152.7 million, including 161,135 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $1.5 million. Also as of March 31, 2012, the Company had redeemed 15,000 shares sold in the Offering for $0.2 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
The consolidated financial statements include the accounts of the Company, REIT Holdings III, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2012.
Distributions declared per common share assumes each share was issued and outstanding each day during the period from January 1, 2012 through March 31, 2012. For the three months ended March 31, 2012, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through March 31, 2012 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment types: real estate and real estate-related. For financial data by segment, see Note 9, “Segment Information.”
Recently Issued Accounting Standards Update
In December 2011, the FASB issued ASU No. 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2011-10”).  ASU No. 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20).  For public companies, the provisions of ASU No. 2011-10 are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The Company does not expect that the adoption of ASU No. 2011-10 will have a material impact to its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

3.	REAL ESTATE
As of March 31, 2012, the Company’s real estate portfolio was composed of three office properties encompassing in the aggregate approximately 834,012 rentable square feet. As of March 31, 2012, the Company’s real estate portfolio was collectively 90% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2012 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(1,165)	$46,208
Las Cimas	10/28/2011	Austin	TX	Office	36,145	(1,051)	35,094
Town Center	03/27/2012	Plano	TX	Office	115,975	(352)	115,623
					$199,493	$(2,568)	$196,925
Recent Acquisition
On March 27, 2012, the Company, through an indirect wholly owned subsidiary (the “Town Center Owner”), acquired three office buildings containing 522,043 rentable square feet located on approximately 10.3 acres of land in Plano, Texas (“Town Center”). The contractual purchase price of Town Center was approximately $113.0 million plus closing costs. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. The Company allocated $7.4 million to land, $95.8 million to building and improvements, $12.8 million to tenant origination and absorption costs and $3.4 million to below-market leases during the three months ended March 31, 2012. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 6.2 years for tenant origination and absorption costs and 7.9 years for below-market leases.
The Company recorded the acquisition as a business combination and expensed $1.4 million of acquisition costs related to this property for the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company recognized $0.2 million of total revenues and $0.1 million of operating expenses from this property.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2012, the leases had remaining terms, excluding options to extend, of up to 10.8 years with a weighted-average remaining term of 5.9 years. Some of the leases have provisions to extend the term of the leases, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.9 million and $0.4 million as of March 31, 2012 and December 31, 2011, respectively.
During the three months ended March 31, 2012, the Company recognized deferred rent from tenants of $0.3 million. As of March 31, 2012 and December 31, 2011, the cumulative deferred rent balance was $0.6 million and $0.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

As of March 31, 2012, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2012 through December 31, 2012	$13,740
2013	15,983
2014	15,160
2015	13,836
2016	12,865
Thereafter	35,718
$107,302
As of March 31, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	15	$5,663	32.4%
Insurance	4	2,061	11.8%
		$7,724	44.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
As of March 31, 2012, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
OneWest Bank	Domain Gateway	Finance	173,962	20.9%	$3,716	21.3%	$21.36	08/31/2019
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of March 31, 2012 and does not take into account any tenant renewal or termination options.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASES AND BELOW-MARKET LEASE LIABILTIES
As of March 31, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Cost	$24,847	$12,080	$118	$110	$(3,721)	$(308)
Accumulated Amortization	(1,217)	(508)	(19)	(9)	46	10
Net Amount	$23,630	$11,572	$99	$101	$(3,675)	$(298)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2012 are as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$(709)	$(10)	$36

5.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2012, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2012 (1)	Book Value as of March 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination (4)
Dallas, Texas	06/24/2011	Office	Mortgage	$11,254	$11,363	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of March 31, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value of real estate loan receivable represents outstanding principal balance adjusted for origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of March 31, 2012.
(4) As of March 31, 2012, $11.3 million had been disbursed under the Aberdeen First Mortgage Loan and an additional $12.6 million remained available for future funding, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2012 (in thousands):

Real estate loan receivable - December 31, 2011	$10,310
Advances on real estate loan receivable	1,058
Amortization of closing costs and origination fees on originated real estate loan receivable	(5)
Real estate loan receivable - March 31, 2012	$11,363

For the three months ended March 31, 2012, interest income from the real estate loan receivable consisted of the following (in thousands):

Contractual interest income	$204
Amortization of closing costs and origination fees	(5)
Interest income from real estate loan receivable	$199
As of March 31, 2012 and December 31, 2011, interest receivable from the real estate loan receivable was $0.1 million respectively, and was included in rents and other receivables.

6.	NOTES PAYABLE
As of March 31, 2012 and December 31, 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of March 31, 2012(1)	Effective Interest Rate at March 31, 2012 (1)	Payment Type	Maturity Date
Portfolio Bridge Loan (2) (3)	$42,250	$42,250	One-month LIBOR + 2.25%	2.5%	Interest only	09/29/2012
Town Center Mortgage Loan (3)	60,250	—	One-month LIBOR + 2.25%	2.5%	Interest only	03/27/2013
Total Notes Payable	$102,500	$42,250
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2012. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2012 (consisting of the contractual interest rate), using interest rate indices at March 31, 2012, where applicable.
(2) The Portfolio Bridge Loan is secured by Domain Gateway and Las Cimas IV. The Portfolio Bridge Loan matures on September 29, 2012 with an option to extend the maturity date to December 29, 2012, subject to certain conditions.
(3) The Portfolio Bridge Loan and the Town Center Mortgage Loan are cross-collateralized and, at the option of the Mortgage Lender, cross-defaulted. See “ — Recent Financing Transaction — Town Center Mortgage Loan.”
As of March 31, 2012 and December 31, 2011, the Company’s deferred financing costs were $0.6 million and $0.2 million, respectively, net of amortization and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2012, the Company incurred $0.4 million of interest expense. As of March 31, 2012 and December 31, 2011, $0.1 million of interest expense was payable. Included in interest expense for the three months ended March 31, 2012 is $0.1 million of amortization of deferred financing costs.
The Company’s notes payable contain financial debt covenants. As of March 31, 2012, the Company was in compliance with these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Recent Financing Transaction
Town Center Mortgage Loan
On March 27, 2012, in connection with the Company's acquisition of Town Center, the Company, through the Town Center Owner, entered into a one-year secured mortgage loan with Wells Fargo Bank, National Association, an unaffiliated lender (the “Town Center Mortgage Lender”), for borrowings of up to $60.3 million secured by Town Center (the “Town Center Mortgage Loan”). The Company drew the entire $60.3 million at the closing of the loan. The Town Center Mortgage Loan matures on March 27, 2013.  The Town Center Mortgage Loan bears interest at a floating rate of 225 basis points over one-month LIBOR during the term of the loan and monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity, assuming no prior prepayment. On or after September 27, 2012, the Company will have the right to prepay all or a portion of the Town Center Mortgage Loan without penalty or fees.
KBS REIT Properties III, LLC (“REIT Properties III”), the Company’s wholly owned subsidiary, is providing a limited guaranty of the Town Center Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain intentional actions committed by the Company, the Town Center Owner, REIT Properties III, the Advisor and/or any of their affiliates in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Town Center Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Town Center Owner.
The Town Center Mortgage Loan is also cross-collateralized and, at the option of the Town Center Mortgage Lender, cross-defaulted with the Portfolio Bridge Loan, which is secured by Las Cimas IV and Domain Gateway. Additionally, on March 27, 2012 the deeds of trust for both of those assets were modified to provide that the Portfolio Bridge Loan is cross-collateralized and, at the option of the Town Center Mortgage Lender (which is also the lender under the Portfolio Bridge Loan), cross-defaulted with the Town Center Mortgage Loan.

7.	FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
March 31, 2012
(unaudited)

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
Real estate loan receivable: The Company’s real estate loan receivable is presented in the accompanying consolidated balance sheets at its amortized cost net of recorded loan loss reserves and not at fair value. The fair value of the real estate loan receivable was estimated using an internal valuation model that considered the expected cash flows for the loan, underlying collateral values (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. The Company classifies these inputs as Level 3 inputs.
Notes payable: The fair values of the Company’s notes payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of a liability in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of March 31, 2012 and December 31, 2011, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$11,254	$11,363	$11,248	$10,196	$10,310	$10,239
Financial liabilities:
Notes payable	$102,500	$102,500	$102,343	$42,250	$42,250	$42,239
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of March 31, 2012 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

8.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2012 and 2011, respectively, and any related amounts payable as of March 31, 2012 and December 31, 2011 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31, 2012	December 31, 2011
	2012	2011
Expensed
Reimbursement of operating expenses (1)	$15	$259	$6	$—
Asset management fees	187	—	—	—
Real estate acquisition fees	1,129	—	—	—

Additional Paid-in Capital
Selling commissions	2,974	235	—	—
Dealer manager fees	1,432	113	—	—
Reimbursable other offering costs	400	216	—	13
	$6,137	$823	$6	$13
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $15,000 for the three months ended March 31, 2012 and were the only employee costs reimbursed under the Advisory Agreement through March 31, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

9.	SEGMENT INFORMATION
The Company presently operates in two reportable business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office properties. Under the real estate-related segment, the Company has originated a mortgage loan. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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
The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2012 (in thousands):

Revenues:
Real estate segment	$2,641
Real estate-related segment	199
Total segment revenues	$2,840

Interest Expense:
Real estate segment	$339
Real estate-related segment	—
Total segment interest expense	339
Corporate-level	30
Total interest expense	$369

NOI:
Real estate segment	$1,225
Real estate-related segment	180
Total NOI	$1,405

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following table summarizes total assets and total liabilities for each reportable segment as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012	As of December 31, 2011
Assets:
Real estate segment	$199,910	$84,686
Real estate-related segment	11,466	10,409
Total segment assets	211,376	95,095
Corporate-level (1)	23,386	35,763
Total assets	$234,762	$130,858
Liabilities:
Real estate segment	$109,291	$45,063
Real estate-related segment	—	—
Total segment liabilities	109,291	45,063
Corporate-level (2)	1,484	784
Total liabilities	$110,775	$45,847
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $20.8 million and $35.6 million as of March 31, 2012 and December 31, 2011, respectively.
(2) As of March 31, 2012 and December 31, 2011, corporate-level liabilities consisted primarily of distributions payable and accruals for professional fees.
The following table reconciles the Company’s net loss to its NOI for the three months ended March 31, 2012 (in thousands):

Net loss	$(2,133)
Other interest income	(11)
Real estate acquisition fees to affiliates	1,129
Real estate acquisition fees and expenses	318
General and administrative expenses	603
Depreciation and amortization	1,469
Corporate-level interest expense	30
NOI	$1,405

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

10.	PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2012 and 2011. The Company acquired a three building office property during the three months ended March 31, 2012, which was accounted for as a business combination. The following unaudited pro forma information for the three months ended March 31, 2012 and 2011 has been prepared to give effect to the acquisition of Town Center as if the acquisition occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Revenues	$5,670	$2,758
Depreciation and amortization	2,724	1,524
Net income (loss)	(845)	64
Net income (loss) per common share, basic and diluted	(0.06)	0.01
Weighted-average number of common shares outstanding, basic and diluted	15,343,869	6,121,245
The unaudited pro forma information for the three months ended March 31, 2012 was adjusted to exclude $1.4 million of acquisition costs related to the above property incurred in 2012.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company's financial condition and results of operations as of March 31, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced its Offering on October 26, 2010. As of May 4, 2012, the Company had sold 17,085,233 shares of common stock in the Offering for gross offering proceeds of $170.2 million, including 198,267 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $1.9 million. Also as of May 4, 2012, the Company had redeemed 25,043 of the shares sold in the Offering for $0.3 million.
Distributions Paid
On April 13, 2012, the Company paid distributions of $0.8 million, which related to distributions declared for each day in the period from March 1, 2012 through March 31, 2012.
Distributions Declared
On May 9, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2012 through June 30, 2012, which the Company expects to pay in July 2012, and distributions based on daily record dates for the period from July 1, 2012 through July 31, 2012, which the Company expects to pay in August 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Recent Acquisitions and Related Financings
McEwen Building
On April 30, 2012, the Company, through an indirect wholly owned subsidiary, purchased an office building containing 175,262 rentable square feet located on approximately 10.7 acres of land in Franklin, Tennessee (the “McEwen Building”).  The seller is not affiliated with the Company or the Advisor.  The contractual purchase price of the McEwen Building was approximately $40.0 million plus closing costs.  The Company funded the acquisition of the McEwen Building with proceeds from the U.S. Bank Portfolio Loan (which is described below) and proceeds from the Offering.
The McEwen Building is located at 1550 West McEwen Drive in Franklin, Tennessee and, as of April 30, 2012, was 97% leased to 10 tenants.
Gateway Tech Center
On May 9, 2012, the Company, through an indirect wholly owned subsidiary (the “Gateway Tech Center Owner”), purchased an office building containing 198,565 rentable square feet located on approximately 9.0 acres of land in Salt Lake City, Utah (“Gateway Tech Center”).  The seller is not affiliated with the Company or the Advisor.  The contractual purchase price of Gateway Tech Center was approximately $30.3 million plus closing costs. The Company funded the acquisition of Gateway Tech Center with proceeds from the U.S. Bank Portfolio Loan (which is described below) and proceeds from the Offering.
Gateway Tech Center is located at 155 North 400 West in Salt Lake City, Utah and as of May 1, 2012, was 92% leased to 16 tenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

U.S. Bank Portfolio Loan
On April 30, 2012, in connection with the Company's acquisition of the McEwen Building, the Company, through indirect wholly owned subsidiaries, entered into a two-year portfolio loan with U.S. Bank National Association (the “Lender”), an unaffiliated lender, for an amount up to $100.0 million (the “U.S. Bank Portfolio Loan”), of which $40 million is term debt and $60 million is revolving debt. During the term of the U.S. Bank Portfolio Loan, the Company has an option to increase the loan amount by up to an additional $100.0 million, 60% of which additional amount would be revolving debt and 40% would be term debt, with the addition of one or more additional properties to secure the U.S. Bank Portfolio Loan, subject to certain conditions contained in the loan agreement. At the closing of the McEwen Building, the Company drew $80.7 million, of which $42.5 million was used to repay in full the principal balance outstanding under a one-year bridge loan secured by Domain Gateway and Las Cimas IV. As of April 30, 2012, $19.3 million of revolving debt was available for disbursement under the U.S. Bank Portfolio Loan, subject to certain conditions contained in the loan agreement. On May 9, 2012, in connection with the acquisition of Gateway Tech Center, the Gateway Tech Center Owner became a borrower under the U.S. Bank Portfolio Loan by adding Gateway Tech Center as additional collateral for the loan. The Company drew an additional $19.3 million on the U.S. Bank Portfolio Loan bringing the total funded amount to $100.0 million as of May 9, 2012. The U.S. Bank Portfolio Loan matures on May 1, 2014, with two one-year extension options, subject to certain conditions contained in the loan agreement. From April 30, 2012 through June 30, 2012, the U.S. Bank Portfolio Loan bears interest at a floating rate of 300 basis points over one-month LIBOR. For each subsequent calendar quarter, the interest rate on the U.S. Bank Portfolio Loan will be determined by the borrowing base leverage ratio as defined in the loan agreement and will range from 2.0% to 3.0% over one-month LIBOR. Monthly payments are interest only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The Company will have the right to prepay all or a portion of the U.S. Bank Portfolio Loan, subject to certain fees and conditions contained in the agreement.
The U.S. Bank Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building and Gateway Tech Center. The Company and KBS REIT Properties III, LLC, the Company's wholly owned subsidiary (together, the “Guarantors”), are providing a guaranty of up to 50% of the amount outstanding under the U.S. Bank Portfolio Loan. Additionally, the Guarantors are providing a guaranty of any deficiency, loss or damage suffered by the Lender that may result from certain intentional acts committed by the borrowers under the U.S. Bank Portfolio Loan, or that may result from certain bankruptcy or insolvency proceedings involving the borrowers under the loan, pursuant to the terms of the repayment guaranty.
AIP Fee Reimbursement Agreement
On April 19, 2012, the Company entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company's participation in the DTCC Alternative Investment Product Platform (the “AIP Platform”) with respect to certain accounts of the Company's investors serviced through the AIP Platform.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of March 31, 2012, our total assets were $234.8 million. We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify suitable investments and to manage our investments.

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

•
We depend on our tenants for revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non‑renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) and Part II, Item 1 of this Quarterly Report on Form 10-Q.
Overview
We were formed on December 22, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of March 31, 2012, we owned three office properties and had originated one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering and through March 31, 2012, we had sold 15,338,869 shares of common stock for gross offering proceeds of $152.7 million, including 161,135 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $1.5 million. Also as of March 31, 2012, we had redeemed 15,000 shares sold in the offering for $0.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
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
While there are signs of improvement for commercial real estate, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2011, but market volatility has increased caution among lenders and can affect capital supply. Commercial mortgage-backed securities lending, which was largely shut down in the second half of 2011, began again during the first quarter of 2012.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate Investments
These market conditions may have a significant impact on our real estate investments and will likely create a highly competitive leasing environment. In addition, these market conditions have impacted or may impact our tenants’ businesses, making it more difficult for them to meet current lease obligations and placing pressure on them to negotiate more favorable lease terms upon renewal in order for their businesses to remain viable. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, may result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates may not remain at these historically low levels for the life of many of our investments.
Impact on Our Real Estate‑Related Investment
Our real estate‑related investment is directly secured by commercial real estate. As a result, our real estate‑related investment may be impacted to some degree by the same factors that may impact our real estate investments.
As of March 31, 2012, we had a fixed rate real estate loan receivable with a principal balance of $11.3 million and a carrying value of $11.4 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of March 31, 2012, we had variable rate notes payable with an aggregate principal amount outstanding of $102.5 million, all of which mature within 12 months of that date.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase real estate and real estate-related investments and conduct our operations from: the proceeds of our ongoing initial public offering, including our dividend reinvestment plan, and any future follow-on offerings we may conduct; secured or unsecured financings from banks and other lenders; and any undistributed funds from our operations.
On March 24, 2011, we broke escrow in our offering and through March 31, 2012, we had sold 15,338,869 shares for gross offering proceeds of $152.7 million, including 161,135 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $1.5 million. Also as of March 31, 2012, we had redeemed 15,000 shares sold in our offering for $0.2 million. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
During the three months ended March 31, 2012, we acquired one office property. Our cash needs for this investment were met with the proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate properties and real-estate related investment and with proceeds from our ongoing initial public offering.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments will be primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2012, we owned three office properties that were collectively 90% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investment are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of March 31, 2012, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2012, we had mortgage debt obligations in the aggregate principal amount of $102.5 million, which mature within 12 months of that date.
We made distributions to our stockholders during the three months ended March 31, 2012 with debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows from Operating Activities
We commenced operations in connection with the acquisition of our first investment on June 24, 2011. As of March 31, 2012, we owned three office properties and one real estate loan receivable. During the three months ended March 31, 2012, net cash used in operating activities was $0.4 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2012 for an entire period and anticipated future acquisitions of real estate and real estate‑related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $116.2 million for the three months ended March 31, 2012 and primarily consisted of the following:

•	$112.6 million for the acquisition of one real estate property;

•	$2.5 million of escrow deposits for probable real estate acquisitions; and

•	$1.1 million of funding obligations under our real estate loan receivable.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the three months ended March 31, 2012, net cash provided by financing activities was $101.5 million and primarily consisted of the following:

•	$59.8 million of net cash provided by debt financing as a result of proceeds from notes payable of $60.2 million, partially offset by payments of deferred financing costs of $0.4 million;

•
$42.8 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $5.2 million; and

•	$1.0 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $0.8 million.
Once we have fully invested the proceeds of our ongoing initial public offering, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the market's appetite for such financings. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of March 31, 2012, our borrowings and other liabilities were approximately 47% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2012:

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$102,500	$42,250	$60,250	$—	$—
Interest payments on outstanding debt obligations (2)	2,011	1,657	354	—	—
Outstanding funding obligations under real estate loan receivable	12,646	(3)	(3)	(3)	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of March 31, 2012 (consisting of the contractual interest rate). We incurred interest expense of $0.3 million, excluding amortization of deferred financing costs totaling $0.1 million, during the three months ended March 31, 2012.
(3) On June 24, 2011, we originated the Aberdeen First Mortgage Loan. As of March 31, 2012, we had disbursed $11.3 million to the borrower under the Aberdeen First Mortgage Loan and another $12.6 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. The Aberdeen First Mortgage Loan matures on July 1, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
The SEC declared the registration statement for our ongoing initial public offering effective on October 26, 2010, and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering. Our results of operations as of March 31, 2012 are not indicative of those expected in future periods as we broke escrow in our initial public offering on March 24, 2011 and commenced operations on June 24, 2011 in connection with our first investment. During the three months ended March 31, 2011, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for that period.
As of March 31, 2012, we owned three office properties and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2012 for an entire period and anticipated future acquisitions of real estate and real estate-related investments.
Rental income and tenant reimbursements from our three real estate properties were $1.8 million and $0.9 million, respectively, for the three months ended March 31, 2012. Interest income from our real estate loan receivable, recognized using the interest method, was $0.2 million for the three months ended March 31, 2012. Property operating, maintenance and management costs totaled $0.5 million and real estate taxes and insurance totaled $0.4 million. Real estate acquisition fees totaled $1.4 million, of which $1.1 million was paid to affiliates. We recorded depreciation and amortization expense of $1.5 million. We incurred asset management fees with respect to three real estate properties and one real estate loan receivable of $0.2 million. All asset management fees incurred as of March 31, 2012 have been paid. During the three months ended March 31, 2012, we incurred interest expense of $0.4 million, including amortization of deferred financing costs of $0.1 million.
General and administrative expenses for the three months ended March 31, 2012 totaled $0.6 million and consisted primarily of insurance expense, professional fees and independent director fees. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate and real estate-related investments.
Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses incurred or to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf.  However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of our primary offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds we raised in the respective offering. We reimburse the dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, the dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also pay directly or reimburse the dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. As of March 31, 2012, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through March 31, 2012, including shares issued through our dividend reinvestment plan, we had sold 15,338,869 shares in our offering for gross offering proceeds of $152.7 million and recorded selling commissions and dealer manager fees of $13.8 million and organization and other offering costs of $6.2 million.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the table below for the three months ended March 31, 2012 (in thousands):

Net loss	$(2,133)
Depreciation of real estate assets	476
Amortization of lease-related costs	993
FFO	$(664)
Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Loss:

•	Revenues in excess of actual cash received of $0.3 million for the three months ended March 31, 2012, as a result of straight-line rent;

•	Acquisition fees and expenses related to the purchase of real estate of approximately $1.4 million for the three months ended March 31, 2012, respectively; and

•	Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.1 million for the three months ended March 31, 2012.
FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For the three months ended March 31, 2012, our negative FFO was due to limited operations, as we owned three real estate investments and one real estate-related investment, acquisition fees and expenses and certain fixed operating costs as a public company. We expect FFO to improve as we continue to grow.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Until we have fully invested the proceeds of our primary initial public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Used in Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2012	$2,026	$0.160	$981	$791	$1,772	$(428)
_____________________

(1)
Distributions for the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through March 31, 2012 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the three months ended March 31, 2012, we paid aggregate distributions of $1.8 million, including $1.0 million of distributions paid in cash and $0.8 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2012 was $(0.7) million and cash flow used in operations was $0.4 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with debt financing. See the reconciliation of FFO to net loss above.
From inception through March 31, 2012, we paid cumulative distributions of $3.5 million and our cumulative net loss during the same period was $4.6 million. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operations. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC and Part II, Item 1A of this Quarterly Report on Form 10-Q. Those factors include: the future operating performance of investments we may make in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. There have been no significant changes to our policies during 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our ongoing initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of May 4, 2012, we had sold 17,085,233 shares of common stock in our offering for gross offering proceeds of $170.2 million, including 198,267 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $1.9 million. Also as of May 4, 2012, we had redeemed 25,043 of the shares sold in our ongoing initial public offering for $0.3 million.
Distributions Paid
On April 13, 2012, we paid distributions of $0.8 million, which related to distributions declared for each day in the period from March 1, 2012 through March 31, 2012.
Distributions Declared
On May 9, 2012, our board of directors declared distributions based on daily record dates for the period from June 1, 2012 through June 30, 2012, which we expect to pay in July 2012, and distributions based on daily record dates for the period from July 1, 2012 through July 31, 2012, which we expect to pay in August 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Investments and Financings Subsequent to March 31, 2012
Recent Acquisitions and Related Financings
McEwen Building
On April 30, 2012, we, through an indirect wholly owned subsidiary, purchased an office building containing 175,262 rentable square feet located on approximately 10.7 acres of land in Franklin, Tennessee (the “McEwen Building”).  The seller is not affiliated with us or our advisor.  The contractual purchase price of the McEwen Building was approximately $40.0 million plus closing costs.  We funded the acquisition of the McEwen Building with proceeds from the U.S. Bank Portfolio Loan (which is described below) and proceeds from our ongoing initial public offering.
The McEwen Building is located at 1550 West McEwen Drive in Franklin, Tennessee and, as of April 30, 2012, was 97% leased to 10 tenants.
Gateway Tech Center
On May 9, 2012, we, through an indirect wholly owned subsidiary (the “Gateway Tech Center Owner”), purchased an office building containing 198,565 rentable square feet located on approximately 9.0 acres of land in Salt Lake City, Utah (“Gateway Tech Center”).  The seller is not affiliated with us or our advisor.  The contractual purchase price of Gateway Tech Center is approximately $30.3 million plus closing costs. We funded the acquisition of Gateway Tech Center with proceeds from the U.S. Bank Portfolio Loan (which is described below) and proceeds from our ongoing initial public offering.
Gateway Tech Center is located at 155 North 400 West in Salt Lake City, Utah and as of May 1, 2012, was 92% leased to 16 tenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

U.S. Bank Portfolio Loan
On April 30, 2012, in connection with our acquisition of the McEwen Building, we, through indirect wholly owned subsidiaries, entered into a two-year portfolio loan with U.S. Bank National Association (the “Lender”), an unaffiliated lender, for an amount up to $100.0 million (the “U.S. Bank Portfolio Loan”), of which $40 million is term debt and $60 million is revolving debt. During the term of the U.S. Bank Portfolio Loan, we have an option to increase the loan amount by up to an additional $100.0 million, 60% of which additional amount would be revolving debt and 40% would be term debt, with the addition of one or more additional properties to secure the U.S. Bank Portfolio Loan, subject to certain conditions contained in the loan agreement. At the closing of the McEwen Building, we drew $80.7 million, of which $42.5 million was used to repay in full the principal balance outstanding under a one-year bridge loan secured by Domain Gateway and Las Cimas IV. As of April 30, 2012, $19.3 million of revolving debt was available for disbursement under the U.S. Bank Portfolio Loan, subject to certain conditions contained in the loan agreement. On May 9, 2012, in connection with the acquisition of Gateway Tech Center, the Gateway Tech Center Owner became a borrower under the U.S. Bank Portfolio Loan by adding Gateway Tech Center as additional collateral for the loan. We drew an additional $19.3 million on the U.S. Bank Portfolio Loan bringing the total funded amount to $100.0 million as of May 9, 2012. The U.S. Bank Portfolio Loan matures on May 1, 2014, with two one-year extension options, subject to certain conditions contained in the loan agreement. From April 30, 2012 through June 30, 2012, the U.S. Bank Portfolio Loan bears interest at a floating rate of 300 basis points over one-month LIBOR. For each subsequent calendar quarter, the interest rate on the U.S. Bank Portfolio Loan will be determined by the borrowing base leverage ratio as defined in the loan agreement and will range from 2.0% to 3.0% over one-month LIBOR. Monthly payments are interest only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. We will have the right to prepay all or a portion of the U.S. Bank Portfolio Loan, subject to certain fees and conditions contained in the loan agreement.
The U.S. Bank Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building and Gateway Tech Center. We and KBS REIT Properties III, LLC, our wholly owned subsidiary (together, the “Guarantors”), are providing a guaranty of up to 50% of the amount outstanding under the U.S. Bank Portfolio Loan. Additionally, the Guarantors are providing a guaranty of any deficiency, loss or damage suffered by the Lender that may result from certain intentional acts committed by the borrowers under the U.S. Bank Portfolio Loan, or that may result from certain bankruptcy or insolvency proceedings involving the borrowers under the loan, pursuant to the terms of the repayment guaranty.
AIP Fee Reimbursement Agreement
On April 19, 2012, we entered into a fee reimbursement agreement with the dealer manager pursuant to which we agreed to reimburse the dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform (the “AIP Platform”) with respect to certain accounts of our investors serviced through the AIP Platform.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of March 31, 2012, the fair value and carrying value of our fixed rate real estate loan receivable was $11.2 million and $11.4 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations. At March 31, 2012, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $102.5 million of variable rate debt outstanding. Based on interest rates as of March 31, 2012, if interest rates were 100 basis points higher during the 12 months ending March 31, 2013, interest expense on our variable rate debt would increase by $1.0 million. As of March 31, 2012, one-month LIBOR was 0.24125% and if this index was reduced to 0% during the 12 months ending March 31, 2013, interest expense on our variable rate debt would decrease by $0.2 million. As of March 31, 2012, we did not own any variable rate real estate-related investments.
The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2012 was 7.5%. The effective interest rate represents the effective interest rate as of March 31, 2012, using the interest method, that we use to recognize interest income on our real estate loan receivable. The interest rate of our variable rate debt as of March 31, 2012 was 2.5%.  The interest rate represents the actual interest rate in effect as of March 31, 2012 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2012 where applicable.
Item 4. Controls and Procedures
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and the risks identified in Pre-Effective Amendment No.1 to Post-Effective Amendment No. 6 to our Registration Statement (file no. 333-164703), filed with the SEC on April 20, 2012.
The following risk factor supplements these previously disclosed risks.
We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. To the extent that we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investment in real estate properties and real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. In addition, to the extent distributions exceed cash flow from operations, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
For the year ended December 31, 2011, we paid aggregate distributions of $1.7 million, including $0.9 million of distributions paid in cash and $0.7 million of distributions reinvested through our dividend reinvestment plan. We funded 100% of total distributions paid for the year ended December 31, 2011, which includes cash distributions and dividends reinvested by stockholders, with debt financing. For the three months ended March 31, 2012, we paid aggregate distributions of $1.8 million, including $1.0 million of distributions paid in cash and $0.8 million of distributions reinvested through our dividend reinvestment plan. We funded 100% of total distributions paid for the three months ended March 31, 2012, which includes cash distributions and dividends reinvested by stockholders, with debt financing.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of March 31, 2012, we had sold 15,338,869 shares of common stock in our ongoing initial public offering for gross offering proceeds of $152.7 million, including 161,135 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $1.5 million. As of March 31, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$13,840	Actual
Finders’ fees	—	Actual
Other underwriting compensation	1,959	Actual
Other organization and offering costs (excluding underwriting compensation)	4,207	Actual
Total expenses	$20,006

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	13%	Actual
From the commencement of our ongoing initial public offering through March 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $132.7 million, including net offering proceeds from our dividend reinvestment plan of $1.5 million.
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
As of March 31, 2012, we had used the net proceeds from our initial public offering and debt financing to invest $210.0 million in three real estate properties and one real estate-related investment, including $2.8 million of acquisition fees and closing costs and origination fees and expenses.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2012, we fulfilled all redemption requests eligible for redemption under our share redemption program and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	15,000	$10.00	(3)
February 2012	—	$—	(3)
March 2012	—	$—	(3)
Total	15,000
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010.
(2) Pursuant to the program, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2012, we redeemed $0.2 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2012 redemption date. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2011 and redemptions through March 31, 2012, we may redeem up to $0.6 million of shares for the remainder of 2012.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
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

4.4	Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11, Commission File No. 333-164703

10.1
First Amendment to Contract of Sale (related to Town Center), by and between North Dallas Town Center LP, Tennyson Development LP and KBS Capital Advisors LLC, dated as of January 11, 2012, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.2
Second Amendment to Contract of Sale (related to Town Center), by and between North Dallas Town Center LP, Tennyson Development LP and KBS Capital Advisors LLC, dated as of January 19, 2012, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.3
Third Amendment to Contract of Sale (related to Town Center), by and between North Dallas Town Center LP, Tennyson Development LP and KBS Capital Advisors LLC, dated as of February 10, 2012, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.4
Fourth Amendment to Contract of Sale (related to Town Center), by and between North Dallas Town Center LP, Tennyson Development LP and KBS Capital Advisors LLC, dated as of February 15, 2012, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.5
Assignment and Assumption of Purchase Agreement (related to Town Center), by and between KBS Capital Advisors LLC and KBSIII Legacy Town Center, LLC, dated as of February 15, 2012, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.6
Fifth Amendment to Contract of Sale (related to Town Center), by and between North Dallas Town Center LP, Tennyson Development LP and KBSIII Legacy Town Center, LLC, dated as of February 16, 2012, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.7
Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBS Capital Advisors LLC, dated as of February 21, 2012, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.8
Purchase Agreement for Real Property and Escrow Instructions (related to Gateway Tech Center), by and between KBS Capital Advisors LLC and SLHNet Investments, L.C., dated as of March 8, 2012, incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 20, 2012

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits (continued)

Ex.	Description

10.9
First Amendment to Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBS Capital Advisors LLC, dated as of March 13, 2012, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.10
Second Amendment to Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBS Capital Advisors LLC, dated as of March 15, 2012, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.11
Third Amendment to Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBS Capital Advisors LLC, dated as of March 16, 2012, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.12
Assignment and Assumption of Purchase Agreement (related to the McEwen Building), by and between KBS Capital Advisors LLC and KBSIII 1550 West McEwen Drive, LLC, dated as of March 16, 2012, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.13
Fourth Amendment to Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBSIII 1550 West McEwen Drive, LLC, dated as of March 19, 2012, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.14
Limited Guaranty (related to Town Center), by KBS REIT Properties III, LLC, for the benefit of Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.15
Loan Agreement (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.16
Modification Agreement (related to Town Center), by and between KBS Domain Gateway, LLC, KBSIII Las Cimas IV, LLC and Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.17
First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to Town Center), by and between KBSIII Domain Gateway, LLC and Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.18
First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to Town Center), by and between KBSIII Las Cimas IV, LLC and Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.37 to Post‑Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.19
Secured Promissory Note (related to Town Center), by KBSIII Legacy Town Center, LLC, for the benefit of Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11, Commission File No. 333-164703

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 11, 2012	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date:	May 11, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer