Form 10-Q
period 2012-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2012-08-10
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes  ☐  No  ☒
As of August 3, 2012, there were 20,929,742 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate:
Land	$30,328	$7,500
Buildings and improvements	204,586	63,849
Tenant origination and absorption costs	35,311	12,080
Total real estate, cost	270,225	83,429
Less accumulated depreciation and amortization	(6,507)	(1,100)
Total real estate, net	263,718	82,329
Real estate loan receivable, net	11,833	10,310
Cash and cash equivalents	17,585	37,179
Rents and other receivables, net	1,627	383
Above-market leases, net	658	101
Deferred financing costs, prepaid expenses and other assets	2,352	556
Total assets	$297,773	$130,858
Liabilities and stockholders’ equity
Notes payable	$130,600	$42,250
Accounts payable and accrued liabilities	4,010	1,920
Due to affiliates	—	13
Distributions payable	1,016	533
Below-market leases, net	4,018	298
Other liabilities	1,860	833
Total liabilities	141,504	45,847
Commitments and contingencies (Note 12)
Redeemable common stock	2,214	740
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 19,642,038 and 10,468,043 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	196	105
Additional paid-in capital	168,262	88,801
Cumulative distributions and net losses	(14,403)	(4,635)
Total stockholders’ equity	154,055	84,271
Total liabilities and stockholders’ equity	$297,773	$130,858
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$5,850	$—	$7,633	$—
Tenant reimbursements	1,141	—	1,999	—
Interest income from real estate loan receivable	214	16	413	16
Other operating income	12	—	12	—
Total revenues	7,217	16	10,057	16
Expenses:
Operating, maintenance, and management	1,487	2	1,963	2
Real estate taxes and insurance	996	—	1,429	—
Asset management fees to affiliate	472	1	659	1
Real estate acquisition fees to affiliates	708	—	1,836	—
Real estate acquisition fees and expenses	563	—	882	—
General and administrative expenses	456	294	1,059	580
Depreciation and amortization	4,018	—	5,487	—
Interest expense	1,281	—	1,650	—
Total expenses	9,981	297	14,965	583
Other income:
Other interest income	5	3	16	3
Net loss	$(2,759)	$(278)	$(4,892)	$(564)
Net loss per common share, basic and diluted	$(0.16)	$(0.18)	$(0.32)	$(0.69)
Weighted-average number of common shares outstanding, basic and diluted	17,586,160	1,570,034	15,118,048	814,791
Distributions declared per common share	$0.162	$0.012	$0.322	$0.012
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Six Months Ended June 30, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance at December 31, 2010	20,000	$1	$199	$—	$200
Issuance of common stock	10,448,043	104	103,926	—	104,030
Transfers to redeemable common stock	—	—	(740)	—	(740)
Distributions declared	—	—	—	(2,195)	(2,195)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(9,434)	—	(9,434)
Other offering costs	—	—	(5,150)	—	(5,150)
Net loss	—	—	—	(2,440)	(2,440)
Balance, December 31, 2011	10,468,043	$105	$88,801	$(4,635)	$84,271
Issuance of common stock	9,224,538	92	91,832	—	91,924
Transfers to redeemable common stock	—	—	(1,474)	—	(1,474)
Redemptions of common stock	(50,543)	(1)	(502)	—	(503)
Distributions declared	—	—	—	(4,876)	(4,876)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,346)	—	(8,346)
Other offering costs	—	—	(2,049)	—	(2,049)
Net loss	—	—	—	(4,892)	(4,892)
Balance, June 30, 2012	19,642,038	$196	$168,262	$(14,403)	$154,055
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(4,892)	$(564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,487	—
Noncash interest income on real estate-related investment	11	—
Deferred rents	(945)	—
Amortization of above- and below-market leases, net	(159)	—
Amortization of deferred financing costs	416	—
Changes in assets and liabilities:
Rents and other receivables	(299)	—
Deferred financing costs, prepaid expenses and other assets	(571)	(45)
Accounts payable and accrued liabilities	1,293	135
Other liabilities	1,027	—
Due to affiliates	—	5
Net cash provided by (used in) operating activities	1,368	(469)
Cash Flows from Investing Activities:
Acquisitions of real estate	(182,808)	—
Improvements to real estate	(249)	—
Investment in real estate loan receivable	—	(9,718)
Advances on real estate loans receivable	(1,534)	—
Net cash used in investing activities	(184,591)	(9,718)
Cash Flows from Financing Activities:
Proceeds from note payable	88,350	—
Payments of deferred financing costs	(1,543)	—
Proceeds from issuance of common stock	89,947	29,855
Payments to redeem common stock	(503)	—
Payments of commissions on stock sales and related dealer manager fees	(8,346)	(2,691)
Payments of other offering costs	(1,860)	(1,740)
Distributions paid to common stockholders	(2,416)	—
Net cash provided by financing activities	163,629	25,424
Net (decrease) increase in cash and cash equivalents	(19,594)	15,237
Cash and cash equivalents, beginning of period	37,179	200
Cash and cash equivalents, end of period	$17,585	$15,437
Supplemental Disclosure of Cash Flow Information:
Interest paid	$985	$—
Supplemental Disclosure of Noncash Transaction:
Increase in other offering costs payable	$202	$47
Increase in distributions payable	$483	$36
Increase in capital expenses payable	$494	$—
Increase in lease commissions payable	$101	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,977	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2012, the Advisor owned 20,000 shares of the Company’s common stock.
The Company intends to invest in a diverse portfolio of real estate properties and real estate-related assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of June 30, 2012, the Company owned five office properties and one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through June 30, 2012, the Company had sold 19,672,581 shares of common stock for gross offering proceeds of $196.0 million, including 285,989 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $2.7 million. Also as of June 30, 2012, the Company had redeemed 50,543 shares sold in the Offering for $0.5 million.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
The consolidated financial statements include the accounts of the Company, REIT Holdings III, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2012.
Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2012 and during the period from June 24, 2011 through June 30, 2011. For the three and six months ended June 30, 2012 and the period from June 24, 2011 through June 30, 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through June 30, 2012 was a record date for distributions. Each day during the period from June 24, 2011 through June 30, 2011 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment types: real estate and real estate-related. For financial data by segment, see Note 10, “Segment Information.”
Recently Issued Accounting Standards Update
In December 2011, the FASB issued ASU No. 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2011-10”).  ASU No. 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20).  For public companies, the provisions of ASU No. 2011-10 are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The adoption of ASU No. 2011-10 did not have a material impact on the Company's consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with IFRS and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity's financial statements. The Company does not expect the adoption of ASU No. 2011-11 will have a material impact to its consolidated financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the six months ended June 30, 2012, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Town Center	Plano	TX	03/27/2012	$7,428	$95,780	$12,767	$9	$3,412	$112,572
McEwen Building	Franklin	TN	04/30/2012	5,600	28,946	5,758	192	496	40,000
Gateway Tech Center	Salt Lake City	UT	05/09/2012	9,800	15,284	4,767	398	13	30,236
				$22,828	$140,010	$23,292	$599	$3,921	$182,808
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Town Center	6.2	1.7	7.9
McEwen Building	6.6	6.1	8.7
Gateway Tech Center	5.5	5.2	2.1
The Company recorded each real estate acquisition as a business combination and expensed $2.7 million of acquisition costs. For the six months ended June 30, 2012, the Company recognized $4.7 million of total revenues and $2.0 million of operating income from these properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

4.	REAL ESTATE
As of June 30, 2012, the Company’s real estate portfolio was composed of five office properties encompassing in the aggregate approximately 1.2 million rentable square feet. As of June 30, 2012, the Company’s real estate portfolio was collectively 92% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2012 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(1,703)	$45,670
Las Cimas	10/28/2011	Austin	TX	Office	36,087	(1,564)	34,523
Town Center	03/27/2012	Plano	TX	Office	116,630	(2,463)	114,167
McEwen Building	04/30/2012	Franklin	TN	Office	40,304	(440)	39,864
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,831	(337)	29,494
					$270,225	$(6,507)	$263,718
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2012, the leases had remaining terms, excluding options to extend, of up to 10.5 years with a weighted-average remaining term of 5.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.2 million and $0.4 million as of June 30, 2012 and December 31, 2011, respectively.
During the six months ended June 30, 2012, the Company recognized deferred rent from tenants of $0.9 million. As of June 30, 2012 and December 31, 2011, the cumulative deferred rent balance was $1.2 million and $0.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets.
As of June 30, 2012, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2012 through December 31, 2012	$15,603
2013	24,342
2014	23,186
2015	21,186
2016	19,975
Thereafter	52,590
$156,882

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

As of June 30, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	15	$5,790	22.3%
Other Services	15	4,594	17.7%
Health Care & Social Services	5	3,130	12.3%
Computer System Design & Programming	13	2,625	10.1%
		$16,139	62.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
As of June 30, 2012, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
OneWest Bank	Domain Gateway	Finance	173,962	14.4%	$3,716	14.3%	$21.36	08/31/2019
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of June 30, 2012 and does not take into account any tenant renewal or termination options.
Geographic Concentration Risk
As of June 30, 2012, the Company’s net investments in real estate in Texas represented 65% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas real estate market.  Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASES AND BELOW-MARKET LEASE LIABILTIES
As of June 30, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Cost	$35,311	$12,080	$708	$110	$(4,226)	$(308)
Accumulated Amortization	(3,129)	(508)	(50)	(9)	208	10
Net Amount	$32,182	$11,572	$658	$101	$(4,018)	$(298)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2012 are as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2012
Amortization	$(1,971)	$(31)	$164

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Amortization	$(2,680)	$(41)	$200

6.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2012 and December 31, 2011, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2012 (1)	Book Value as of June 30, 2012 (2)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination (4)
Dallas, Texas	06/24/2011	Office	Mortgage	$11,730	$11,833	$10,310	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of June 30, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, including origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of June 30, 2012.
(4) As of June 30, 2012, $11.7 million had been disbursed under the Aberdeen First Mortgage Loan and an additional $12.2 million remained available for future funding, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2012 (in thousands):

Real estate loan receivable - December 31, 2011	$10,310
Advances on real estate loan receivable	1,534
Amortization of closing costs and origination fees on originated real estate loan receivable	(11)
Real estate loan receivable - June 30, 2012	$11,833

For the three and six months ended June 30, 2012 and 2011, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractual interest income	$219	$16	$424	$16
Amortization of closing costs and origination fees	(5)	—	(11)	—
Interest income from real estate loan receivable	$214	$16	$413	$16
As of June 30, 2012 and December 31, 2011, interest receivable from the real estate loan receivable was $0.1 million and $0.1 million, respectively, and was included in rents and other receivables.

7.	NOTES PAYABLE
As of June 30, 2012 and December 31, 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of June 30, 2012(1)	Effective Interest Rate as of June 30, 2012 (1)	Payment Type	Maturity Date
Portfolio Bridge Loan (2)	$—	$42,250	(2)	(2)	(2)	(2)
Town Center Mortgage Loan	56,600	—	One-month LIBOR + 2.25%	2.49%	Interest only	03/27/2013
U.S. Bank Portfolio Loan (3)	74,000	—	One-month LIBOR + 3.00%	3.24%	Interest Only	05/01/2014
Total Notes Payable	$130,600	$42,250
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2012. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2012 (consisting of the contractual interest rate), using interest rate indices at June 30, 2012, where applicable.
(2) In connection with the closing of the U.S. Bank Portfolio Loan, the Company repaid this loan in full. See “ — Recent Financing Transaction — U.S. Bank Portfolio Loan.”
(3) The U.S. Bank Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building and Gateway Tech Center. See “ — Recent Financing Transaction — U.S. Bank Portfolio Loan.”
As of June 30, 2012 and December 31, 2011, the Company’s deferred financing costs were $1.4 million and $0.2 million, respectively, net of amortization and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

During the three and six months ended June 30, 2012, the Company incurred $1.3 million and $1.7 million of interest expense, respectively. As of June 30, 2012 and December 31, 2011, $0.3 million and $0.1 million of interest expense were payable. Included in interest expense for the three and six months ended June 30, 2012 is $0.3 million and $0.4 million of amortization of deferred financing costs, respectively.
The Company’s notes payable contain financial debt covenants. As of June 30, 2012, the Company was in compliance with these debt covenants.
Recent Financing Transaction
U.S. Bank Portfolio Loan
On April 30, 2012, in connection with the Company's acquisition of the McEwen Building, the Company, through indirect wholly owned subsidiaries, entered into a two-year portfolio loan with U.S. Bank National Association (the “Lender”), an unaffiliated lender, for an amount up to $100.0 million (the “U.S. Bank Portfolio Loan”), of which $40 million is term debt and $60 million is revolving debt. During the term of the U.S. Bank Portfolio Loan, the Company has an option to increase the loan amount by up to an additional $100.0 million, 60% of which additional amount would be revolving debt and 40% would be term debt, with the addition of one or more properties to secure the U.S. Bank Portfolio Loan, subject to certain conditions contained in the loan agreement. At the closing of the acquisition of the McEwen Building, the Company drew $80.7 million, of which $42.5 million was used to repay in full the principal balance outstanding under the Portfolio Bridge Loan. On May 9, 2012, in connection with the acquisition of Gateway Tech Center, the Company added Gateway Tech Center as additional collateral for the loan and drew an additional $19.3 million on the U.S. Bank Portfolio Loan, bringing the total funded amount to $100.0 million as of May 9, 2012. On June 8, 2012, the Company increased the loan amount by an additional $8.0 million and paid down the revolving debt by $26.0 million. As of June 30, 2012, the outstanding balance under the loan was $74.0 million and was composed of $43.2 million of term debt and $30.8 million of revolving debt. As of June 30, 2012, an additional $34.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
The U.S. Bank Portfolio Loan matures on May 1, 2014, with two one-year extension options, subject to certain conditions contained in the loan agreement. From April 30, 2012 through June 30, 2012, the U.S. Bank Portfolio Loan bore interest at a floating rate of 300 basis points over one-month LIBOR. For each subsequent calendar quarter, the interest rate on the U.S. Bank Portfolio Loan will be determined by the borrowing base leverage ratio as defined in the loan agreement and will range from 2.0% to 3.0% over one-month LIBOR. Monthly payments are interest only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The Company will have the right to prepay all or a portion of the U.S. Bank Portfolio Loan, subject to certain fees and conditions contained in the loan agreement.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

8.	FAIR VALUE DISCLOSURES
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of June 30, 2012 and December 31, 2011, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$11,730	$11,833	$11,718	$10,196	$10,310	$10,239
Financial liabilities:
Notes payable	$130,600	$130,600	$131,160	$42,250	$42,250	$42,239
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of June 30, 2012 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company's participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company's investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three and six months ended June 30, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2012 and 2011, respectively, and any related amounts payable as of June 30, 2012 and December 31, 2011 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2012	2011	2012	2011	2012	2011
Expensed
Reimbursement of operating expenses (1)	$21	$—	$36	$271	$—	$—
Asset management fees	472	1	659	1	—	—
Real estate acquisition fees	708	—	1,836		—	—
Additional Paid-in Capital
Selling commissions	2,679	1,561	5,653	1,796	—	—
Dealer manager fees	1,261	783	2,693	896	—	—
Reimbursable other offering costs	437	1,571	837	1,787	—	13
Capitalized
Origination fees	—	18	—	18	—	—
	$5,578	$3,934	$11,714	$4,769	$—	$13
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $21,000 and $36,000 for the three and six months ended June 30, 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement through June 30, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

10.	SEGMENT INFORMATION
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Real estate segment	$7,003	$—	$9,644	$—
Real estate-related segment	214	16	413	16
Total segment revenues	$7,217	$16	$10,057	$16

Interest Expense:
Real estate segment	$1,253	$—	$1,592	$—
Real estate-related segment	—	—	—	—
Total segment interest expense	1,253	—	1,592	—
Corporate-level	28	—	58	—
Total interest expense	$1,281	$—	$1,650	$—

NOI:
Real estate segment	$2,823	$—	$4,049	$—
Real estate-related segment	186	13	365	13
Total NOI	$3,009	$13	$4,414	$13
The following table summarizes total assets and total liabilities for each reportable segment as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012	As of December 31, 2011
Assets:
Real estate segment	$269,396	$84,686
Real estate-related segment	11,942	10,409
Total segment assets	281,338	95,095
Corporate-level (1)	16,435	35,763
Total assets	$297,773	$130,858
Liabilities:
Real estate segment	$139,965	$45,063
Real estate-related segment	1	—
Total segment liabilities	139,966	45,063
Corporate-level (2)	1,538	784
Total liabilities	$141,504	$45,847
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $16.4 million and $35.6 million as of June 30, 2012 and December 31, 2011, respectively.
(2) As of June 30, 2012 and December 31, 2011, corporate-level liabilities consisted primarily of distributions payable and accruals for professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following table reconciles the Company’s net loss to its NOI for the three and six months ended June 30, 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,759)	$(278)	$(4,892)	$(564)
Other interest income	(5)	(3)	(16)	(3)
Real estate acquisition fees to affiliates	708	—	1,836	—
Real estate acquisition fees and expenses	563	—	882	—
General and administrative expenses	456	294	1,059	580
Depreciation and amortization	4,018	—	5,487	—
Corporate-level interest expense	28	—	58	—
NOI	$3,009	$13	$4,414	$13

11.	PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2012 and 2011. The Company acquired three office buildings during the six months ended June 30, 2012, which were accounted for as business combinations. The following unaudited pro forma information for the three and six months ended June 30, 2012 and 2011 has been prepared to give effect to the acquisitions of Town Center, the McEwen Building and Gateway Tech Center as if the acquisitions occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$4,665	$7,786	$9,456	$15,830
Depreciation and amortization	$2,045	$3,566	$3,965	$6,966
Net loss	$(689)	$(2,139)	$(1,063)	$(2,523)
Net loss per common share, basic and diluted	$(0.07)	$(0.11)	$(0.11)	$(0.13)
Weighted-average number of common shares outstanding, basic and diluted	10,424,138	19,642,038	9,668,895	19,642,038
The unaudited pro forma information for the three and six months ended June 30, 2012 was adjusted to exclude $1.3 million and $2.7 million of acquisition costs related to the above properties incurred in 2012, respectively.

12.	COMMITMENTS AND CONTINGENCIES
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
June 30, 2012
(unaudited)

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company's financial condition and results of operations as of June 30, 2012.

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. As of August 3, 2012, the Company had sold 20,971,445 shares of common stock in the Offering for gross offering proceeds of $208.9 million, including 334,046 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $3.2 million. Also as of August 3, 2012, the Company had redeemed 61,703 of the shares sold in the Offering for $0.6 million.
Distributions Paid
On July 13, 2012, the Company paid distributions of $1.0 million, which related to distributions declared for each day in the period from June 1, 2012 through June 30, 2012.
Distributions Declared
On July 9, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2012 through August 31, 2012, which the Company expects to pay in September 2012. On August 3, 2012, the Company's board of directors declared distributions based on daily record dates for the period from September 1, 2012 through September 30, 2012, which the Company expects to pay in October 2012, and distributions based on daily record dates for the period from October 1, 2012 through October 31, 2012, which the Company expects to pay in November 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of June 30, 2012, our total assets were $297.8 million. We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify suitable investments and to manage our investments.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. During our offering stage and from time to time during our operational stage, we have used and expect to continue to use proceeds from financings to fund distributions. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to stockholders may be reduced and subsequent investors will experience dilution.

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in Post-Effective Amendment no.7 to our Registration Statement (file no. 333-164703), all filed with the Securities and Exchange Commission (the “SEC”).
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
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of June 30, 2012, we owned five office properties and had originated one first mortgage loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On March 24, 2011, we broke escrow in our initial public offering and through June 30, 2012, we had sold 19,672,581 shares of common stock for gross offering proceeds of $196.0 million, including 285,989 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $2.7 million. Also as of June 30, 2012, we had redeemed 50,543 shares sold in the offering for $0.5 million.
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
Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011, the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. The second half of 2011, however, witnessed a significant slowdown in the level of market activity. Uncertainty in areas such as the cost of capital, and the ability to hedge asset risks, produced enough friction to bring transaction volumes down. However, toward the end of December and the first half of 2012, the U.S. commercial real estate markets showed signs of recovery and increased transaction volumes.
While there are signs of improvement for commercial real estate, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2011, but market volatility has increased caution among lenders and can affect capital supply. Commercial mortgage-backed securities lending, which was largely shut down in the second half of 2011, began again during the first half of 2012.

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
As of June 30, 2012, we had a fixed rate real estate loan receivable with a principal balance of $11.7 million and a carrying value of $11.8 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of June 30, 2012, we had variable rate notes payable with an aggregate principal amount outstanding of $130.6 million, all of which mature between 2013 and 2014, including one mortgage loan with an outstanding principal balance of $56.6 million scheduled to mature during the 12 months ending June 30, 2013.
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
On March 24, 2011, we broke escrow in our offering and through June 30, 2012, we had sold 19,672,581 shares for gross offering proceeds of $196.0 million, including 285,989 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $2.7 million. Also as of June 30, 2012, we had redeemed 50,543 shares sold in our offering for $0.5 million. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
During the six months ended June 30, 2012, we acquired three office properties. Our cash needs for those investments were met with proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate properties and real-estate related investment and with proceeds from our ongoing initial public offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments will be primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2012, we owned five office properties that were collectively 92% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investment are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of June 30, 2012, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of June 30, 2012, we had mortgage debt obligations in the aggregate principal amount of $130.6 million, which mature between 2013 and 2014, including one mortgage loan with an outstanding principal balance of $56.6 million scheduled to mature during the 12 months ending June 30, 2013. As of June 30, 2012, we had $34.0 million of revolving debt available for future disbursements under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We made distributions to our stockholders during the six months ended June 30, 2012 using a combination of cash flows from operations and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2012 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
Cash Flows from Operating Activities
We commenced operations in connection with the acquisition of our first investment on June 24, 2011. As of June 30, 2012, we owned five office properties and one real estate loan receivable. During the six months ended June 30, 2012, net cash provided by operating activities was $1.4 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2012 for an entire period and anticipated future acquisitions of real estate and real estate‑related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $184.6 million for the six months ended June 30, 2012 and primarily consisted of the following:

•	$182.8 million for the acquisition of three real estate properties;

•	$1.5 million of funding obligations under our real estate loan receivable; and

•	$0.2 million of improvements to real estate.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the six months ended June 30, 2012, net cash provided by financing activities was $163.6 million and primarily consisted of the following:

•	$86.8 million of net cash provided by debt financing as a result of proceeds from notes payable of $88.3 million, partially offset by payments of deferred financing costs of $1.5 million;

•
$79.7 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $10.2 million;

•	$2.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.0 million; and

•	$0.5 million of cash used for redemptions of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Once we have fully invested the proceeds of our ongoing initial public offering, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the market's appetite for such financings. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of June 30, 2012, our borrowings and other liabilities were approximately 46% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf.  However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds we raised in the respective offering. We reimburse the dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, the dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse the dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2012 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$130,600	$—	$130,600	$—	$—
Interest payments on outstanding debt obligations (2)	5,441	1,918	3,523	—	—
Outstanding funding obligations under real estate loan receivable	12,170	(3)	(3)	(3)	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of June 30, 2012 (consisting of the contractual interest rate). We incurred interest expense of $1.3 million, excluding amortization of deferred financing costs totaling $0.4 million, during the six months ended June 30, 2012.
(3) On June 24, 2011, we originated the Aberdeen First Mortgage Loan. As of June 30, 2012, we had disbursed $11.7 million to the borrower under the Aberdeen First Mortgage Loan and another $12.2 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. The Aberdeen First Mortgage Loan matures on July 1, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
The SEC declared the registration statement for our ongoing initial public offering effective on October 26, 2010, and we retained KBS Capital Markets Group to serve as the dealer manager of the offering. Our results of operations as of June 30, 2012 are not indicative of those expected in future periods as we broke escrow in our initial public offering on March 24, 2011 and commenced operations on June 24, 2011 in connection with our first investment. During the six months ended June 30, 2011, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for that period.
As of June 30, 2012, we owned five office properties and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2012 for an entire period and anticipated future acquisitions of real estate and real estate-related investments.
Rental income and tenant reimbursements from our five real estate properties were $7.0 million and $9.6 million for the three and six months ended June 30, 2012, respectively. Interest income from our real estate loan receivable, recognized using the interest method, was $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively. Property operating, maintenance and management costs totaled $1.5 million and $2.0 million and real estate taxes and insurance totaled $1.0 million and $1.4 million for the three and six months ended June 30, 2012, respectively. We recorded depreciation and amortization expense of $4.0 million and $5.5 million for the three and six months ended June 30, 2012, respectively. We incurred asset management fees with respect to five real estate properties and one real estate loan receivable of $0.5 million and $0.7 million for the three and six months ended June 30, 2012, respectively. All asset management fees incurred as of June 30, 2012 have been paid. During the three and six months ended June 30, 2012, we incurred interest expense of $1.3 million and $1.7 million, respectively, including amortization of deferred financing costs of $0.3 million and $0.4 million, respectively.
Real estate acquisition fees totaled $1.3 million and $2.7 million, of which $0.7 million and $1.8 million were paid to affiliates for the three and six months ended June 30, 2012, respectively. We expect real estate acquisition fees to vary in future periods based upon acquisition activity.
General and administrative expenses for the three and six months ended June 30, 2012 totaled $0.5 million and $1.1 million, respectively, which consisted primarily of insurance expense, professional fees and independent director fees. We expect general and administrative costs to increase in the future as we acquire additional investments but to decrease as a percentage of total revenue.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf.  However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of our primary offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds we raised in the respective offering. We reimburse the dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, the dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse the dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. As of June 30, 2012, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through June 30, 2012, including shares issued through our dividend reinvestment plan, we had sold 19,672,581 shares in our offering for gross offering proceeds of $196.0 million and recorded selling commissions and dealer manager fees of $17.8 million and organization and other offering costs of $7.2 million.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the table below for the three and six months ended June 30, 2012 (in thousands):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Net loss	$(2,759)	$(4,892)
Depreciation of real estate assets	1,127	1,602
Amortization of lease-related costs	2,891	3,885
FFO	$1,259	$595

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
Significant Items Included in Net Loss:

•	Revenues in excess of actual cash received as a result of straight-line rent of $0.7 million and $0.9 million for the three and six months ended June 30, 2012, respectively;

•	Acquisition fees and expenses related to the purchase of real estate of approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2012, respectively; and

•
Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2012, respectively.

FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO to improve as we continue to acquire additional real estate and real estate-related assets.
Distributions
Until we have fully invested the proceeds of our primary initial public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by (Used in) Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2012	$2,026	$0.160	$981	$791	$1,772	$(428)
Second Quarter 2012	2,850	0.162	1,435	1,186	2,621	1,796
	$4,876	$0.322	$2,416	$1,977	$4,393	$1,368
_____________________

(1)
Distributions for the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through June 30, 2012 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the six months ended June 30, 2012, we paid aggregate distributions of $4.4 million, including $2.4 million of distributions paid in cash and $2.0 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2012 was $0.6 million and cash flow provided by operations was $1.4 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $1.4 million of cash flows from operations and $3.0 million of debt financing. See the reconciliation of FFO to net loss above.
From inception through June 30, 2012, we paid cumulative distributions of $6.1 million and our cumulative net loss during the same period was $7.3 million. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operations. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012,

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

both filed with the SEC. Those factors include: the future operating performance of investments we may make in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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
Status of the Offering
We commenced our ongoing initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of August 3, 2012, we had sold 20,971,445 shares of common stock in our offering for gross offering proceeds of $208.9 million, including 334,046 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $3.2 million. Also as of August 3, 2012, we had redeemed 61,703 of the shares sold in our ongoing initial public offering for $0.6 million.
Distributions Paid
On July 13, 2012, we paid distributions of $1.0 million, which related to distributions declared for each day in the period from June 1, 2012 through June 30, 2012.
Distributions Declared
On July 9, 2012, our board of directors declared distributions based on daily record dates for the period from August 1, 2012 through August 31, 2012, which we expect to pay in September 2012. On August 3, 2012, our board of directors declared distributions based on daily record dates for the period from September 1, 2012 through September 30, 2012, which we expect to pay in October 2012, and distributions based on daily record dates for the period from October 1, 2012 through October 31, 2012, which we expect to pay in November 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of June 30, 2012, the fair value and carrying value of our fixed rate real estate loan receivable was $11.7 million and $11.8 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations. At June 30, 2012, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $130.6 million of variable rate debt outstanding. Based on interest rates as of June 30, 2012, if interest rates were 100 basis points higher during the 12 months ending June 30, 2013, interest expense on our variable rate debt would increase by $1.3 million. As of June 30, 2012, one-month LIBOR was 0.24575% and if this index was reduced to 0% during the 12 months ending June 30, 2013, interest expense on our variable rate debt would decrease by $0.3 million. As of June 30, 2012, we did not own any variable rate real estate-related investments.
The annual effective interest rate of our fixed rate real estate loan receivable as of June 30, 2012 was 7.5%. The effective interest rate represents the effective interest rate as of June 30, 2012, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of June 30, 2012 was 2.9%.  The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2012 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2012 where applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, the risks discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and the risks identified in Post-Effective Amendment No. 7 to our Registration Statement (file no. 333-164703), filed with the SEC on July 20, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. If we have not sold all of the shares within two years, we may continue our primary offering until October 26, 2013. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as April 24, 2014. We may sell shares under our dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2012, we had sold 19,672,581 shares of common stock in our ongoing initial public offering for gross offering proceeds of $196.0 million, including 285,989 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $2.7 million. As of June 30, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$17,780	Actual
Finders’ fees	—	Actual
Other underwriting compensation	2,352	Actual
Other organization and offering costs (excluding underwriting compensation)	4,847	Actual
Total expenses	$24,979

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	13%	Actual

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

From the commencement of our ongoing initial public offering through June 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $171.0 million, including net offering proceeds from our dividend reinvestment plan of $2.7 million.
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
As of June 30, 2012, we had used the net proceeds from our initial public offering and debt financing to invest $282.6 million in five real estate properties and one real estate-related investment, including $4.1 million of acquisition fees and closing costs and origination fees and expenses.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2012, we fulfilled all redemption requests eligible for redemption under our share redemption program. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	15,000	$10.00	(3)
February 2012	—	$—	(3)
March 2012	—	$—	(3)
April 2012	10,043	$10.00	(3)
May 2012	14,500	$10.00	(3)
June 2012	11,000	$9.80	(3)
Total	50,543
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010.
(2) Pursuant to the program, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or follow-on public offerings, the redemption price per share for all stockholders will be equal to the most recent estimated value per share, as determined by our advisor or another firm chosen for that purpose, as of the applicable redemption date. We currently expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings - and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter and will report such estimated values to you in our annual report, our quarterly reports, or in a current report on Form 8-K, as appropriate. We will also provide information about our estimated value per share on our web site (such information may be provided by means of a link to our public filings on the SEC’s web site, http://www.sec.gov). “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2012, we redeemed $0.5 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2012 redemption date. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2011 and redemptions through June 30, 2012, we may redeem up to $0.2 million of shares for the remainder of 2012.
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

10.1
Purchase Agreement for Real Property and Escrow Instructions (related to Gateway Tech Center), by and between KBS Capital Advisors LLC and SLHNet Investments, L.C., dated as of March 8, 2012, incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.2
Assignment and Assumption of Purchase Agreement (related to Gateway Tech Center), by and between KBS Capital Advisors LLC and KBSIII 155 North 400 West, LLC, dated as of April 9, 2012, incorporated by reference to Exhibit 10.40 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.3
First Amendment to Purchase Agreement for Real Property and Escrow Instructions (related to Gateway Tech Center), by and between SLHNet Investments, L.C. and KBSIII 155 North 400 West, LLC, dated as of April 10, 2012, incorporated by reference to Exhibit 10.41 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.4
Fifth Amendment to Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBSIII 1550 West McEwen Drive, LLC, dated as of April 30, 2012, incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.5
Loan Agreement (related to Domain Gateway, Las Cimas IV and the McEwen Building), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated as of April 30, 2012, incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.6
Promissory Note (Revolving Loan) (related to Domain Gateway, Las Cimas IV and the McEwen Building), by KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC and KBSIII 1550 West McEwen Drive, LLC for the benefit of U.S. Bank National Association, dated as of April 30, 2012, incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.7
Repayment Guaranty (related to Domain Gateway, Las Cimas IV and the McEwen Building), by KBS REIT Properties III, LLC and KBS Real Estate Investment Trust III, Inc. for the benefit of U.S. Bank National Association, dated as of April 30, 2012, incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.8
Assumption and Joinder Agreement (related to Gateway Tech Center), by and among KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated as of May 9, 2012, incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits (continued)

Ex.	Description

10.9
Additional Advance and Modification Agreement (Long Form) (related to Domain Gateway, Las Cimas IV, the McEwen Building and Gateway Tech Center), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 1, 2012, incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.10
Additional Advance and Modification Agreement (Short Form) (related to Domain Gateway), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 1, 2012, incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.11
Additional Advance and Modification Agreement (Short Form) (related to Las Cimas IV), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 1, 2012, incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.12
Additional Advance and Modification Agreement (Short Form) (related to the McEwen Building), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 1, 2012, incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.13
Additional Advance and Modification Agreement (Short Form) (related to Gateway Tech Center), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 1, 2012, incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

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

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 10, 2012	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 10, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)