Form 10-Q
period 2012-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2012-11-08
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes  ☐  No  ☒
As of November 2, 2012, there were 24,768,180 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate:
Land	$30,328	$7,500
Buildings and improvements	206,076	63,849
Tenant origination and absorption costs	34,814	12,080
Total real estate, cost	271,218	83,429
Less accumulated depreciation and amortization	(10,027)	(1,100)
Total real estate, net	261,191	82,329
Real estate loan receivable, net	12,666	10,310
Cash and cash equivalents	46,979	37,179
Rents and other receivables, net	2,524	383
Above-market leases, net	614	101
Deferred financing costs, prepaid expenses and other assets	2,963	556
Total assets	$326,937	$130,858
Liabilities and stockholders’ equity
Notes payable	$130,600	$42,250
Accounts payable and accrued liabilities	6,342	1,920
Due to affiliates	9	13
Distributions payable	1,213	533
Below-market leases, net	3,862	298
Other liabilities	1,781	833
Total liabilities	143,807	45,847
Commitments and contingencies (Note 12)
Redeemable common stock	3,471	740
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 23,219,649 and 10,468,043 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	232	105
Additional paid-in capital	198,699	88,801
Cumulative distributions and net losses	(19,272)	(4,635)
Total stockholders’ equity	179,659	84,271
Total liabilities and stockholders’ equity	$326,937	$130,858
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$6,611	$16	$14,245	$16
Tenant reimbursements	1,396	10	3,395	10
Interest income from real estate loan receivable	231	186	643	202
Other operating income	62	—	74	—
Total revenues	8,300	212	18,357	228
Expenses:
Operating, maintenance, and management	2,044	—	4,007	2
Real estate taxes and insurance	1,419	5	2,847	5
Asset management fees to affiliate	529	20	1,188	21
Real estate acquisition fees to affiliates	—	476	1,836	476
Real estate acquisition fees and expenses	—	265	882	265
General and administrative expenses	520	392	1,579	972
Depreciation and amortization	4,118	90	9,605	90
Interest expense	1,030	3	2,680	3
Total expenses	9,660	1,251	24,624	1,834
Other income:
Other interest income	6	7	22	10
Net loss	$(1,354)	$(1,032)	$(6,245)	$(1,596)
Net loss per common share, basic and diluted	$(0.06)	$(0.22)	$(0.36)	$(0.74)
Weighted-average number of common shares outstanding, basic and diluted	21,450,066	4,783,440	17,243,961	2,152,211
Distributions declared per common share	$0.164	$0.164	$0.486	$0.176
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Nine Months Ended September 30, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance at December 31, 2010	20,000	$1	$199	$—	$200
Issuance of common stock	10,448,043	104	103,926	—	104,030
Transfers to redeemable common stock	—	—	(740)	—	(740)
Distributions declared	—	—	—	(2,195)	(2,195)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(9,434)	—	(9,434)
Other offering costs	—	—	(5,150)	—	(5,150)
Net loss	—	—	—	(2,440)	(2,440)
Balance, December 31, 2011	10,468,043	$105	$88,801	$(4,635)	$84,271
Issuance of common stock	12,826,518	128	127,720	—	127,848
Transfers to redeemable common stock	—	—	(2,731)	—	(2,731)
Redemptions of common stock	(74,912)	(1)	(739)	—	(740)
Distributions declared	—	—	—	(8,392)	(8,392)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(11,601)	—	(11,601)
Other offering costs	—	—	(2,751)	—	(2,751)
Net loss	—	—	—	(6,245)	(6,245)
Balance, September 30, 2012	23,219,649	$232	$198,699	$(19,272)	$179,659
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(6,245)	$(1,596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,605	90
Noncash interest income on real estate-related investment	16	1
Deferred rents	(1,592)	—
Amortization of above- and below-market leases, net	(271)	—
Amortization of deferred financing costs	647	—
Changes in operating assets and liabilities:
Rents and other receivables	(476)	(62)
Deferred financing costs, prepaid expenses and other assets	(1,301)	(267)
Accounts payable and accrued liabilities	2,976	824
Other liabilities	948	—
Due to affiliates	9	497
Net cash provided by (used in) operating activities	4,316	(513)
Cash Flows from Investing Activities:
Acquisitions of real estate	(182,808)	(47,373)
Improvements to real estate	(1,182)	—
Investment in real estate loan receivable	—	(9,882)
Escrow deposits for future real estate purchase	—	(800)
Advances on real estate loans receivable	(2,372)	—
Net cash used in investing activities	(186,362)	(58,055)
Cash Flows from Financing Activities:
Proceeds from note payable	134,250	18,250
Payments on notes payable	(45,900)	—
Payments of deferred financing costs	(1,544)	(219)
Proceeds from issuance of common stock	124,377	65,466
Payments to redeem common stock	(740)	—
Payments of commissions on stock sales and related dealer manager fees	(11,601)	(5,918)
Payments of other offering costs	(2,755)	(3,917)
Distributions paid to common stockholders	(4,241)	(268)
Net cash provided by financing activities	191,846	73,394
Net increase in cash and cash equivalents	9,800	14,826
Cash and cash equivalents, beginning of period	37,179	200
Cash and cash equivalents, end of period	$46,979	$15,026
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,864	$—
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$3,471	$229
Increase in other offering costs payable	$9	$19
Increase in distributions payable	$680	$322
Increase in capital expenses payable	$1,137	$—
Increase in lease commissions payable	$300	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

1.	ORGANIZATION
KBS Real Estate Investment Trust III, Inc. (the “Company”) was formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011. Substantially all of the Company’s business is expected to be conducted through KBS Limited Partnership III (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS REIT Holdings III LLC (“REIT Holdings III”), the limited partner of the Operating Partnership, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings III.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2012, the Advisor owned 20,000 shares of the Company’s common stock.
The Company intends to invest in a diverse portfolio of real estate properties and real estate-related assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of September 30, 2012, the Company owned five office properties and one first mortgage loan secured by a deed of trust.
On February 4, 2010, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares are being offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on October 26, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company has extended its primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate properties and real estate-related assets.
On March 24, 2011, the Company broke escrow in the Offering and through September 30, 2012, the Company had sold 23,274,561 shares of common stock for gross offering proceeds of $231.9 million, including 443,211 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $4.2 million. Also as of September 30, 2012, the Company had redeemed 74,912 shares sold in the Offering for $0.7 million.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2012.
Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2012 and during the period from June 24, 2011 through September 30, 2011. For the three and nine months ended September 30, 2012 and the period from June 24, 2011 through September 30, 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through September 30, 2012 was a record date for distributions. Each day during the period from June 24, 2011 through September 30, 2011 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 10, “Segment Information.”
Recently Issued Accounting Standards Update
In December 2011, the FASB issued ASU No. 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2011-10”).  ASU No. 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20).  For public companies, the provisions of ASU No. 2011-10 are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The adoption of ASU No. 2011-10 did not have a material impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with International Financial Reporting Standards and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity’s financial statements. The Company does not expect the adoption of ASU No. 2011-11 will have a material impact to its consolidated financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the nine months ended September 30, 2012, the Company acquired the following properties (in thousands):

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
The Company recorded each real estate acquisition as a business combination and expensed $2.7 million of acquisition costs. For the nine months ended September 30, 2012, the Company recognized $10.3 million of total revenues and $12.6 million of operating expenses from these properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

4.	REAL ESTATE
As of September 30, 2012, the Company’s real estate portfolio was composed of five office properties encompassing in the aggregate approximately 1.2 million rentable square feet. As of September 30, 2012, the Company’s real estate portfolio was collectively 91% occupied. The following table summarizes the Company’s investments in real estate as of September 30, 2012 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(2,241)	$45,132
Las Cimas	10/28/2011	Austin	TX	Office	36,089	(2,122)	33,967
Town Center	03/27/2012	Plano	TX	Office	117,566	(3,682)	113,884
McEwen Building	04/30/2012	Franklin	TN	Office	40,304	(969)	39,335
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,886	(1,013)	28,873
					$271,218	$(10,027)	$261,191
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2012, the leases had remaining terms, excluding options to extend, of up to 10.9 years with a weighted-average remaining term of 5.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.2 million and $0.4 million as of September 30, 2012 and December 31, 2011, respectively.
During the nine months ended September 30, 2012, the Company recognized deferred rent from tenants of $1.6 million. As of September 30, 2012 and December 31, 2011, the cumulative deferred rent balance was $1.9 million and $0.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets.
As of September 30, 2012, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2012 through December 31, 2012	$5,915
2013	24,928
2014	23,914
2015	21,957
2016	20,753
Thereafter	54,361
$151,828

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

As of September 30, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	17	$6,085	23.5%
Other Services	15	4,594	17.8%
Health Care & Social Services	5	3,191	12.3%
Computer System Design & Programming	14	2,822	10.9%
		$16,692	64.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
As of September 30, 2012, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
OneWest Bank	Domain Gateway	Finance	173,962	14.4%	$3,716	14.4%	$21.36	08/31/2019
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of September 30, 2012 and does not take into account any tenant renewal or termination options.
Geographic Concentration Risk
As of September 30, 2012, the Company’s net investments in real estate in Texas represented 59% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas real estate market.  Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Cost	$34,814	$12,080	$708	$110	$(4,207)	$(308)
Accumulated Amortization	(4,516)	(508)	(94)	(9)	345	10
Net Amount	$30,298	$11,572	$614	$101	$(3,862)	$(298)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30
	2012	2011	2012	2011	2012	2011
Amortization	$(1,885)	$(35)	$(45)	$—	$157	$—

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30
	2012	2011	2012	2011	2012	2011
Amortization	$(4,565)	$(35)	$(86)	$—	$357	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

6.	REAL ESTATE LOAN RECEIVABLE
As of September 30, 2012 and December 31, 2011, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2012 (1)	Book Value as of September 30, 2012 (2)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination (4)
Dallas, Texas	06/24/2011	Office	Mortgage	$12,569	$12,666	$10,310	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of September 30, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, including origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of September 30, 2012.
(4) As of September 30, 2012, $12.6 million had been disbursed under the Aberdeen First Mortgage Loan and an additional $11.3 million remained available for future funding, subject to certain conditions set forth in the loan agreement.
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2012 (in thousands):

Real estate loan receivable - December 31, 2011	$10,310
Advances on real estate loan receivable	2,372
Amortization of closing costs and origination fees on originated real estate loan receivable	(16)
Real estate loan receivable - September 30, 2012	$12,666

For the three and nine months ended September 30, 2012 and 2011, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual interest income	$236	$187	$659	$203
Amortization of closing costs and origination fees	(5)	(1)	(16)	(1)
Interest income from real estate loan receivable	$231	$186	$643	$202
As of September 30, 2012 and December 31, 2011, interest receivable from the real estate loan receivable was $0.1 million and $0.1 million, respectively, and was included in rents and other receivables.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

7.	NOTES PAYABLE
As of September 30, 2012 and December 31, 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of September 30, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of September 30, 2012(1)	Effective Interest Rate as of September 30, 2012 (1)	Payment Type	Maturity Date
Portfolio Bridge Loan (2)	$—	$42,250	(2)	(2)	(2)	(2)
Town Center Mortgage Loan	56,600	—	One-month LIBOR + 2.25%	2.48%	Interest Only	03/27/2013
U.S. Bank Portfolio Loan (3)	74,000	—	One-month LIBOR + 2.00%	2.23%	Interest Only	05/01/2014
Total Notes Payable	$130,600	$42,250
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2012. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2012 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2012, where applicable.
(2) In connection with the closing of the U.S. Bank Portfolio Loan, the Company repaid this loan in full. See “U.S. Bank Portfolio Loan.”
(3) The U.S. Bank Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building and Gateway Tech Center. See “U.S. Bank Portfolio Loan.”
As of September 30, 2012 and December 31, 2011, the Company’s deferred financing costs were $1.1 million and $0.2 million, respectively, net of amortization and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2012, the Company incurred $1.0 million and $2.7 million of interest expense, respectively. As of September 30, 2012 and December 31, 2011, $0.3 million and $0.1 million of interest expense were payable. Included in interest expense for the three and nine months ended September 30, 2012 is $0.2 million and $0.6 million of amortization of deferred financing costs, respectively.
The Company’s notes payable contain financial debt covenants. As of September 30, 2012, the Company was in compliance with these debt covenants.
U.S. Bank Portfolio Loan
On April 30, 2012, in connection with the Company’s acquisition of the McEwen Building, the Company, through indirect wholly owned subsidiaries, entered into a two-year portfolio loan with U.S. Bank National Association (the “Lender”), an unaffiliated lender, for an amount up to $100.0 million (the “U.S. Bank Portfolio Loan”), of which $40 million is term debt and $60 million is revolving debt. During the term of the U.S. Bank Portfolio Loan, the Company has an option to increase the loan amount by up to an additional $100.0 million, 60% of which additional amount would be revolving debt and 40% would be term debt, with the addition of one or more properties to secure the U.S. Bank Portfolio Loan, subject to certain conditions contained in the loan agreement. At the closing of the acquisition of the McEwen Building, the Company drew $80.7 million, of which $42.5 million was used to repay in full the principal balance outstanding under the Portfolio Bridge Loan. On May 9, 2012, in connection with the acquisition of Gateway Tech Center, the Company added Gateway Tech Center as additional collateral for the loan and drew an additional $19.3 million on the U.S. Bank Portfolio Loan, bringing the total funded amount to $100.0 million as of May 9, 2012. On June 8, 2012, the Company increased the amount available under the loan by an additional $8.0 million and paid down the revolving debt by $26.0 million. As of September 30, 2012, the outstanding balance under the loan was $74.0 million and was composed of $43.2 million of term debt and $30.8 million of revolving debt. As of September 30, 2012, an additional $34.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The U.S. Bank Portfolio Loan matures on May 1, 2014, with two one-year extension options, subject to certain conditions contained in the loan agreement. From April 30, 2012 through September 30, 2012, the U.S. Bank Portfolio Loan bore interest at a floating rate between 200 and 300 basis points over one-month LIBOR. For each subsequent calendar quarter, the interest rate on the U.S. Bank Portfolio Loan will be determined by the borrowing base leverage ratio as defined in the loan agreement and will range from 200 to 300 basis points over one-month LIBOR. Monthly payments are interest only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The Company will have the right to prepay all or a portion of the U.S. Bank Portfolio Loan, subject to certain fees and conditions contained in the loan agreement.
The U.S. Bank Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building and Gateway Tech Center. The Company and KBS REIT Properties III, LLC, the Company’s wholly owned subsidiary (together, the “Guarantors”), are providing a guaranty of up to 50% of the amount outstanding under the U.S. Bank Portfolio Loan. Additionally, the Guarantors are providing a guaranty of any deficiency, loss or damage suffered by the Lender that may result from certain intentional acts committed by the borrowers under the U.S. Bank Portfolio Loan, or that may result from certain bankruptcy or insolvency proceedings involving the borrowers under the loan, pursuant to the terms of the repayment guaranty.

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
September 30, 2012
(unaudited)

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of September 30, 2012 and December 31, 2011, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$12,569	$12,666	$12,619	$10,196	$10,310	$10,239
Financial liabilities:
Notes payable	$130,600	$130,600	$129,723	$42,250	$42,250	$42,239
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three and nine months ended September 30, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2012 and 2011, respectively, and any related amounts payable as of September 30, 2012 and December 31, 2011 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Expensed
Reimbursement of operating expenses (1)	$35	$26	$71	$297	$9	$—
Asset management fees	529	20	1,188	21	—	—
Real estate acquisition fees	—	476	1,836	476	—	—
Additional Paid-in Capital
Selling commissions	2,222	2,157	7,875	3,953	—	—
Dealer manager fees	1,033	1,070	3,726	1,966	—	—
Reimbursable other offering costs	345	2,149	1,182	3,936	—	13

Cumulative Distributions
Advance for distributions paid	—	497	—	497	—	—

Capitalized
Origination fees	—	—	—	239	—	—
	$4,164	$6,395	$15,878	$11,385	$9	$13
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $35,000 and $71,000 for the three and nine months ended September 30, 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement through September 30, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

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
The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non‑GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non‑property income and expenses, depreciation and amortization, real estate acquisition fees and expenses and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance, as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.
The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Real estate segment	$8,069	$26	$17,714	$26
Real estate-related segment	231	186	643	202
Total segment revenues	$8,300	$212	$18,357	$228

Interest Expense:
Real estate segment	$1,007	$3	$2,599	$3
Real estate-related segment	—	—	—	—
Total segment interest expense	1,007	3	2,599	3
Corporate-level	23	—	81	—
Total interest expense	$1,030	$3	$2,680	$3

NOI:
Real estate segment	$3,094	$16	$7,143	$16
Real estate-related segment	207	168	573	181
Total NOI	$3,301	$184	$7,716	$197

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The following table summarizes total assets and total liabilities for each reportable segment as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012	As of December 31, 2011
Assets:
Real estate segment	$267,693	$84,686
Real estate-related segment	12,780	10,409
Total segment assets	280,473	95,095
Corporate-level (1)	46,464	35,763
Total assets	$326,937	$130,858
Liabilities:
Real estate segment	$142,139	$45,063
Real estate-related segment	—	—
Total segment liabilities	142,139	45,063
Corporate-level (2)	1,668	784
Total liabilities	$143,807	$45,847
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $46.2 million and $35.6 million as of September 30, 2012 and December 31, 2011, respectively.
(2) As of September 30, 2012 and December 31, 2011, corporate-level liabilities consisted primarily of distributions payable and accruals for professional fees.
The following table reconciles the Company’s net loss to its NOI for the three and nine months ended September 30, 2012 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,354)	$(1,032)	$(6,245)	$(1,596)
Other interest income	(6)	(7)	(22)	(10)
Real estate acquisition fees to affiliates	—	476	1,836	476
Real estate acquisition fees and expenses	—	265	882	265
General and administrative expenses	520	392	1,579	972
Depreciation and amortization	4,118	90	9,605	90
Corporate-level interest expense	23	—	81	—
NOI	$3,301	$184	$7,716	$197

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

11. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2012 and 2011. The Company acquired three office buildings during the nine months ended September 30, 2012, which were accounted for as business combinations. The following unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011 has been prepared to give effect to the acquisitions of Town Center, the McEwen Building and Gateway Tech Center as if the acquisitions occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$4,984	$8,300	$14,543	$24,277
Depreciation and amortization	$2,117	$4,118	$6,170	$12,009
Net loss	$(1,219)	$(1,354)	$(2,157)	$(3,791)
Net loss per common share, basic and diluted	$(0.09)	$(0.06)	$(0.20)	$(0.17)
Weighted-average number of common shares outstanding, basic and diluted	13,610,397	23,219,649	10,979,168	22,683,656
The unaudited pro forma information for the nine months ended September 30, 2012 was adjusted to exclude $2.7 million of acquisition costs related to the above properties incurred in 2012. There were no acquisition costs for the three months ended September 30, 2012.

12.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and, if applicable, preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. As of November 2, 2012, the Company had sold 24,823,092 shares of common stock in the Offering for gross offering proceeds of $247.2 million, including 500,966 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $4.8 million. Also as of November 2, 2012, the Company had redeemed 74,912 of the shares sold in the Offering for $0.7 million.
Distributions Paid
On October 15, 2012, the Company paid distributions of $1.2 million, which related to distributions declared for each day in the period from September 1, 2012 through September 30, 2012.
Distributions Declared
On November 7, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2012 through December 31, 2012, which the Company expects to pay in January 2013 and distributions based on daily record dates for the period from January 1, 2013 through January 31, 2013, which the Company expects to pay in February 2013. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of September 30, 2012, our total assets were $326.9 million. We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify suitable investments and to manage our investments.

•
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination or acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•
Based on sales volume to date, we do not believe that we are likely to raise the maximum offering amount in our initial public offering. If we raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of real estate properties and real estate-related assets as we otherwise would, which may cause the value of an investment in us to vary more widely with the performance of specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our ongoing initial public offering, therefore, could increase the risk that our stockholders will lose money in their investment.

•
We pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our initial public offering, to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders’ risk of loss.

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of September 30, 2012, we had used a combination of cash flows from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

•
We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.

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

•
We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes including, but not limited to, the redemption of shares under our share redemption program, the funding of capital expenditures on our real estate investments, or the repayment of debt. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flows from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, in Post-Effective Amendment No. 7 to our Registration Statement (file no. 333-164703) and in Part II, Item 1A of this Quarterly Report on Form 10-Q, all filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011 and intend to operate in such a manner. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of September 30, 2012, we owned five office properties and had originated one first mortgage loan.

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
On March 24, 2011, we broke escrow in our initial public offering and through September 30, 2012, we had sold 23,274,561 shares of common stock for gross offering proceeds of $231.9 million, including 443,211 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $4.2 million. Also as of September 30, 2012, we had redeemed 74,912 shares sold in the offering for $0.7 million. We have extended our primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall economic health of consumers, businesses, and governments. Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, Standard and Poor’s (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. Moody’s and S&P have downgraded the credit ratings of a number of European governments including those of France, Italy, Spain, Portugal and Greece and have placed the UK and Germany on negative watch. These events have led to increased volatility in the capital markets.
In this economic environment the role of the government-controlled central banks in the global capital markets has increased significantly. In the fall of 2008 and through 2012, the U.S. government initiated a number of financial programs designed to provide financial institutions and the auto industry with the capital needed to survive the economic crisis. These programs included the Troubled Asset Relief Program, the Legacy Securities Public Private Investment Program, several rounds of what is known as “quantitative easing” and the maturity extension program known as “Operation Twist.” Together these programs have provided unprecedented levels of capital to the financial markets and have pushed interest rates and the cost of debt to historical lows.
Currently the health of the global capital markets remains a concern. The U.S. banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are adequately capitalized. The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The U.S. Federal Reserve has taken a number of actions to ensure that banks have adequate access to the capital markets, but the continued slump in the values of the single family home market remains a material concern.
In Europe, the unresolved sovereign debt crisis remains a concern. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis some nations have experienced a significant increase in the cost of capital. In some cases the increase in the cost of debt has pushed nations to the brink of default on their debt obligations.
From 2008 through 2011, the financial crisis and global economic downturn caused transaction volumes in the U.S. commercial real estate market to experience a sharp decline. While high-quality assets in primary (top-tier) markets experienced some transaction volume, most markets remained illiquid, with little or no buying or selling. Uncertainty in areas such as the cost of capital and the ability to hedge asset risks produced enough friction to bring transaction volumes down. In 2012, however, the economic stimulus provided by the Federal Reserve programs and an increased demand for U.S.-based assets began to fuel the U.S. commercial real estate market. Transaction volumes have rebounded and the re-emergence of the CMBS market and the availability of debt capital have spurred on the growing recovery.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Despite the positive developments referenced above, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2012, but market volatility has increased caution among lenders. The availability of residential mortgage financing is still constrained and remains a drag on the economic recovery.
Despite improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
As of September 30, 2012, we had a fixed rate real estate loan receivable with a principal balance of $12.6 million and a carrying value of $12.7 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of September 30, 2012, we had variable rate notes payable with an aggregate principal amount outstanding of $130.6 million, all of which mature between 2013 and 2014, including one mortgage loan with an outstanding principal balance of $56.6 million scheduled to mature during the 12 months ending September 30, 2013.
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
On March 24, 2011, we broke escrow in our offering and through September 30, 2012, we had sold 23,274,561 shares for gross offering proceeds of $231.9 million, including 443,211 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $4.2 million. Also as of September 30, 2012, we had redeemed 74,912 shares sold in our offering for $0.7 million. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We have extended our primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine months ended September 30, 2012, we acquired three office properties. Our cash needs for those investments were met with proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate properties and real-estate related investment.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2012, we owned five office properties that were collectively 91% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of September 30, 2012, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of September 30, 2012, we had mortgage debt obligations in the aggregate principal amount of $130.6 million, which mature between 2013 and 2014, including one mortgage loan with an outstanding principal balance of $56.6 million scheduled to mature during the 12 months ending September 30, 2013. As of September 30, 2012, we had $34.0 million of revolving debt available for future disbursements under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We made distributions to our stockholders during the nine months ended September 30, 2012 using a combination of cash flows from operations and debt financing. We believe that our cash flows from operations, cash on hand, proceeds from our dividend reinvestment plan and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2012 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations. Operating expense reimbursements for the four fiscal quarters ended September 30, 2012 did not exceed the charter imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with the acquisition of our first investment on June 24, 2011. As of September 30, 2012, we owned five office properties and one real estate loan receivable. During the nine months ended September 30, 2012, net cash provided by operating activities was $4.3 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2012 for an entire period and anticipated future acquisitions of real estate investments and acquisitions or originations of real estate‑related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $186.4 million for the nine months ended September 30, 2012 and primarily consisted of the following:

•	$182.8 million for the acquisition of three real estate properties;

•	$2.4 million of funding obligations under our real estate loan receivable; and

•	$1.2 million of improvements to real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the nine months ended September 30, 2012, net cash provided by financing activities was $191.8 million and primarily consisted of the following:

•
$86.8 million of net cash provided by debt financing as a result of proceeds from notes payable of $134.2 million, partially offset by payments on notes payable of $45.9 million and by payments of deferred financing costs of $1.5 million;

•
$110.0 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $14.4 million;

•	$4.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $3.5 million; and

•	$0.7 million of cash used for redemptions of common stock.
Once we have fully invested the proceeds of our ongoing initial public offering, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of September 30, 2012, our borrowings and other liabilities were approximately 43% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and our dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. See the discussion under “— Organization and Offering Costs” below. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee. On September 27, 2012, we renewed the advisory agreement with our advisor.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2012 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$130,600	$—	$130,600	$—	$—
Interest payments on outstanding debt obligations (2)	3,298	770	2,528	—	—
Outstanding funding obligations under real estate loan receivable	11,331	(3)	(3)	(3)	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of September 30, 2012 (consisting of the contractual interest rate). We incurred interest expense of $2.0 million, excluding amortization of deferred financing costs totaling $0.6 million, during the nine months ended September 30, 2012.
(3) On June 24, 2011, we originated the Aberdeen First Mortgage Loan. As of September 30, 2012, we had disbursed $12.6 million to the borrower under the Aberdeen First Mortgage Loan and another $11.3 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. The Aberdeen First Mortgage Loan matures on July 1, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Our results of operations as of September 30, 2012 are not indicative of those expected in future periods, as we broke escrow in our initial public offering on March 24, 2011 and commenced operations on June 24, 2011 in connection with our first investment, the origination of a real estate loan receivable. We acquired our first real estate investment, an office property, on September 29, 2011. As of September 30, 2012, we owned five office properties and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2012 for an entire period and anticipated future acquisitions of real estate and real estate-related investments.
Rental income and tenant reimbursements from our five real estate properties were $8.0 million and $17.6 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, we did not have any significant real estate operations.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $186,000 during the three months ended September 30, 2011 to $231,000 during the three months ended September 30, 2012. The increase in interest income is due to an increase in the overall loan balance as a result of advances made under the loan receivable. Interest income from our real estate loan receivable, recognized using the interest method, increased from $202,000 for the nine months ended September 30, 2011 to $643,000 for the nine months ended September 30, 2012. The increase is a result of owning the real estate loan receivable acquired in 2011 for an entire period and an increase in the overall loan balance as a result of advances made under the loan receivable.
Operating, maintenance and management costs totaled $2.0 million and $4.0 million and real estate taxes and insurance totaled $1.4 million and $2.8 million for the three and nine months ended September 30, 2012, respectively. We recorded depreciation and amortization expense of $4.1 million and $9.6 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, we did not have any significant real estate operations.
We incurred asset management fees with respect to five real estate properties and one real estate loan receivable of $0.5 million and $1.2 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, we did not have significant asset management fees. All asset management fees incurred as of September 30, 2012 have been paid.
During the three and nine months ended September 30, 2012, we incurred interest expense of $1.0 million and $2.7 million, respectively, including amortization of deferred financing costs of $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2011, we did not have significant interest expense. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR and on future borrowings.
Real estate acquisition fees and expenses to affiliates and non-affiliates totaled $0.7 million for the three and nine months ended September 30, 2011, related to the acquisition of Domain Gateway. Real estate acquisition fees and expenses to affiliates and non-affiliates totaled $2.7 million for the nine months ended September 30, 2012, related to the acquisitions of Town Center, the McEwen Building and Gateway Tech Center. We did not incur any real estate acquisition fees and expenses to affiliates and non-affiliates for the three months ended September 30, 2012. We expect real estate acquisition fees to vary in future periods based upon acquisition activity.
General and administrative expenses increased from $0.4 million for the three months ended September 30, 2011 to $0.5 million for the three months ended September 30, 2012. General and administrative expenses increased from $1.0 million for the nine months ended September 30, 2011 to $1.6 million for the nine months ended September 30, 2012. The increase in general and administrative expense is primarily due to an increase in professional fees and dividend processing fees. We expect general and administrative costs to increase in the future as we acquire additional investments but to decrease as a percentage of total revenue.
Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, our dealer manager or their affiliates on our behalf. Other offering costs include all expenses incurred or to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf.  However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of our primary offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by FINRA), exceed 2% of the gross proceeds we raised in the respective offering. We reimburse our dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. As of September 30, 2012, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through September 30, 2012, including shares issued through our dividend reinvestment plan, we had sold 23,274,561 shares in our offering for gross offering proceeds of $231.9 million and recorded selling commissions and dealer manager fees of $21.0 million and organization and other offering costs of $7.9 million.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the table below for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,354)	$(1,032)	$(6,245)	$(1,596)
Depreciation of real estate assets	1,222	37	2,824	37
Amortization of lease-related costs	2,896	53	6,781	53
FFO	$2,764	$(942)	$3,360	$(1,506)

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
Significant Items Included in Net Loss:

•	Revenues in excess of actual cash received as a result of straight-line rent of $0.6 million and $1.6 million for the three and nine months ended September 30, 2012, respectively;

•
Acquisition fees and expenses related to the purchase of real estate of approximately $2.7 million for the nine months ended September 30, 2012 and $0.7 million for the three and nine months ended September 30, 2011, respectively; and

•
Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, respectively.

FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO to improve as we continue to acquire additional real estate and real estate-related assets.
Distributions
Until we have fully invested the proceeds of our primary initial public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by (Used in) Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2012	$2,026	$0.160	$981	$791	$1,772	$(428)
Second Quarter 2012	2,850	0.162	1,435	1,186	2,621	1,796
Third Quarter 2012	3,516	0.164	1,825	1,494	3,319	2,948
	$8,392	$0.486	$4,241	$3,471	$7,712	$4,316
_____________________

(1)
Distributions for the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through September 30, 2012 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the periods presented.

(3)
Distributions are paid on a monthly basis. We have historically paid distributions for all record dates of a given month approximately 15 days following month end. However, commencing with distributions for November 2012 record dates (which are payable in December 2012), distributions will be paid on or about the first business day of the following month.

For the nine months ended September 30, 2012, we paid aggregate distributions of $7.7 million, including $4.2 million of distributions paid in cash and $3.5 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2012 was $3.4 million and cash flows provided by operations was $4.3 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $4.7 million of cash flows from operations from the second and third quarters of 2012 and $3.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments.
From inception through September 30, 2012, we paid cumulative distributions of $9.4 million and our cumulative net loss during the same period was $8.7 million. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, we expect to have little, if any, cash flows from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, in Post-Effective Amendment No. 7 to our Registration Statement (file no. 333-164703), and in Part II, Item 1A of this Quarterly Report on Form 10-Q, each as filed with the SEC. Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of investments we may make in the existing real estate and financial environment; our advisor’s ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
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
Status of the Offering
We commenced our ongoing initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of November 2, 2012, we had sold 24,823,092 shares of common stock in our offering for gross offering proceeds of $247.2 million, including 500,966 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $4.8 million. Also as of November 2, 2012, we had redeemed 74,912 of the shares sold in our ongoing initial public offering for $0.7 million.
Distributions Paid
On October 15, 2012, we paid distributions of $1.2 million, which related to distributions declared for each day in the period from September 1, 2012 through September 30, 2012.
Distributions Declared
On November 7, 2012, our board of directors declared distributions based on daily record dates for the period from December 1, 2012 through December 31, 2012, which we expect to pay in January 2013 and distributions based on daily record dates for the period from January 1, 2013 through January 31, 2013, which we expect to pay in February 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of September 30, 2012, the fair value and carrying value of our fixed rate real estate loan receivable was $12.6 million and $12.7 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations. As of September 30, 2012, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $130.6 million of variable rate debt outstanding. Based on interest rates as of September 30, 2012, if interest rates were 100 basis points higher during the 12 months ending September 30, 2013, interest expense on our variable rate debt would increase by $1.3 million. As of September 30, 2012, one-month LIBOR was 0.21425% and if this index was reduced to 0% during the 12 months ending September 30, 2013, interest expense on our variable rate debt would decrease by $0.3 million. As of September 30, 2012, we did not own any variable rate real estate-related investments.
The annual effective interest rate of our fixed rate real estate loan receivable as of September 30, 2012 was 7.5%. The effective interest rate represents the effective interest rate as of September 30, 2012, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of September 30, 2012 was 2.3%.  The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2012 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2012 where applicable.
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
The following risk factor supplements these previously disclosed risks.
Based on sales volume to date, we do not believe that we are likely to raise the maximum offering amount in our ongoing initial public offering. If we raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of our stockholders’ investment in us to vary more widely with the performance of specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering, therefore, could increase the risk that our stockholders will lose money in their investment.
Our ongoing initial public offering is being made on a “best efforts” basis, whereby the brokers participating in the offering have no firm commitment or obligation to purchase any of our shares. To date, the amount of proceeds we have raised in our ongoing initial public offering is lower than our sponsor and dealer manager originally expected. As a result, we do not believe that it is likely that we will raise the maximum offering amount.
We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. If our dealer manager is unable to significantly increase the amount of proceeds raised in our ongoing initial public offering, we will make fewer investments than originally intended, resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, adverse developments with respect to a single property, or a geographic region, would have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. We have extended our primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as April 24, 2014. We may sell shares under our dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of September 30, 2012, we had sold 23,274,561 shares of common stock in our ongoing initial public offering for gross offering proceeds of $231.9 million, including 443,211 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $4.2 million. As of September 30, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$21,035	Actual
Finders’ fees	—	Actual
Other underwriting compensation	2,788	Actual
Other organization and offering costs (excluding underwriting compensation)	5,113	Actual
Total expenses	$28,936

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	12%	Actual
From the commencement of our ongoing initial public offering through September 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $202.9 million, including net offering proceeds from our dividend reinvestment plan of $4.2 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by any financings of our investments in real estate properties; funding obligations under any of our real estate loans receivable; investments in real estate properties and real estate-related assets, which would include payment of acquisition fees or origination fees to our advisor; and the repayment of debt.
As of September 30, 2012, we had used the net proceeds from our initial public offering and debt financing to invest $285.0 million in five real estate properties and one real estate-related investment, including $4.1 million of acquisition fees and closing costs and origination fees and expenses.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2012, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	15,000	$10.00	(3)
February 2012	—	$—	(3)
March 2012	—	$—	(3)
April 2012	10,043	$10.00	(3)
May 2012	14,500	$10.00	(3)
June 2012	11,000	$9.80	(3)
July 2012	11,159	$9.92	(3)
August 2012	7,156	$9.76	(3)
September 2012	6,054	$9.25	(3)
Total	74,912
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010.
(2) Pursuant to the program, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. In 2011, our net proceeds from the dividend reinvestment plan were $0.7 million. During the nine months ended September 30, 2012, we redeemed $0.7 million of shares of common stock. As of September 30, 2012, we had $0.1 million of outstanding and unfulfilled redemption requests, representing approximately 8,947 shares. Effective January 2013, this limitation will be re-set, and we will be able to redeem the number of shares that we could purchase with the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012. For the nine months ended September 30, 2012, our net proceeds from the dividend reinvestment plan were $3.5 million.
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

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated September 27, 2012
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11, Commission File No. 333-164703

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 8, 2012	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 8, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)