Form 10-K
period 2012-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2013-03-08
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-164703), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 19,622,038 shares of common stock held by non-affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 4, 2013, there were 30,769,745 outstanding shares of common stock of the Registrant.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of December 31, 2012, our total assets were $349.4 million. We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify suitable investments and to manage our investments.

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

•
We pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our ongoing initial public offering, to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders’ risk of loss.

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of December 31, 2012, we had used a combination of cash flows from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

•
If we are unable to locate investments with attractive yields while we are investing the proceeds of our ongoing initial public offering, our distributions and the long-term returns of our investors may be lower than they otherwise would.

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
Overview
KBS Real Estate Investment Trust III, Inc. (the “Company”) was formed on December 22, 2009 as a Maryland corporation that elected to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership III, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We conduct our business through our Operating Partnership, of which we are the sole general partner.
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
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of December 31, 2012, we owned six office properties and had originated one first mortgage loan.
Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors, our external advisor, pursuant to an advisory agreement. Our advisor conducts our operations and manages our portfolio of real estate and real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
On March 24, 2011, we broke escrow in our ongoing initial public offering and through December 31, 2012, we had sold 27,203,043 shares of common stock for gross offering proceeds of $270.9 million, including 629,560 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $6.0 million. We have extended our primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013.
Also as of December 31, 2012, we had redeemed 74,912 shares sold in our initial public offering for $0.7 million.
On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering (the “Follow-on Offering”). Pursuant to the Follow-on Offering registration statement, we propose to register up to $2,000,000,000 of shares of common stock for sale to the public in the primary offering. We also expect to register up to $760,000,000 of shares of common stock pursuant to our dividend reinvestment plan in the Follow-on Offering. We currently expect to commence the Follow-on Offering during the fourth quarter of 2013.
Investment Objectives
We intend to invest in and manage a diverse portfolio of real estate and real estate‑related assets. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income‑producing real estate and real estate‑related assets that provide attractive and stable returns to our investors and that allows us to preserve and return our investors’ capital contributions. We intend to allocate approximately 70% of our portfolio to, and expect that, once we have fully invested the proceeds from our public offerings, approximately 60% to 80% of our portfolio will consist of, investments in core properties. We intend to allocate approximately 30% of our portfolio to, and expect that, once we have fully invested the proceeds from our public offerings, approximately 20% to 40% of our portfolio will consist of, investments in other real estate-related assets. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.

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
2012 Investment Highlights
During 2012, we acquired:

•	one office property consisting of three buildings and containing an aggregate of 522,043 rentable square feet located in Plano, Texas for $112.6 million plus closing costs;

•	one office property containing 175,262 rentable square feet located in Franklin, Tennessee for $40.0 million plus closing costs;

•	one office property containing 198,565 rentable square feet located in Salt Lake City, Utah for $30.3 million plus closing costs; and

•	one office property containing 364,366 rentable square feet located in Irving, Texas for $45.5 million plus closing costs.
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
We acquired our first real estate property on September 29, 2011. As of December 31, 2012, our real estate portfolio was composed of six office properties encompassing in the aggregate 1.6 million rentable square feet and was collectively 92% occupied. For more information on our real estate investments, including tenant information, see Item 1, Part 2, “Properties.”
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
As of December 31, 2012, we owned one real estate loan receivable with an outstanding principal balance of $13.6 million.
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
Once we have fully invested the proceeds of our public offerings, we expect our debt financing and other liabilities to be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition and origination of real-estate related investments to be between 0% and 65% of the aggregate cost of all such assets depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed the 75% limit in our charter only if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of our charter limit is available at attractive terms, the conflicts committee may approve debt in excess of the charter limit. From time to time, our debt financing and other liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2012, our borrowings and other liabilities were approximately 37% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
As of December 31, 2012, we had two variable rate loans outstanding, the Town Center Mortgage Loan and U.S. Bank Portfolio Loan, with an aggregate principal amount outstanding of $119.8 million. The Town Center Mortgage Loan matures on March 27, 2013. The U.S. Bank Portfolio Loan matures on May 1, 2014, with two one-year extension options, subject to certain conditions contained in the loan agreement. The weighted-average interest rate of our variable rate debt as of December 31, 2012 was 2.3%. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Investment and Financing Subsequent to December 31, 2012.”
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall health of consumers, businesses, and governments.

Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, Standard and Poor’s (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve their fiscal obligations. At the end of 2012 the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs, commonly referred to as “sequestration,” until March of 2013. European governments have had no success in resolving their own political and fiscal issues. These events continue to build in importance as government and political leaders have been unable to establish plans to correct the economic imbalances that are increasingly dominating and driving global economic performance. Uncertainty and volatility have crept back into the capital markets.
The role of the government-controlled central banks in the global capital markets continues to expand. Beginning in the fall of 2008, the U.S. government initiated a number of financial programs designed to provide financial institutions and the auto industry with the capital needed to survive the economic crisis. These programs included the Troubled Asset Relief Program (“TARP”), the Legacy Securities Public-Private Investment Program (“PPIP”), several rounds of what is known as “quantitative easing” (“QE: I, II and III”), and the maturity extension program known as “Operation Twist”. Combined, these programs have provided unprecedented levels of capital to the financial markets and have pushed interest rates and the cost of debt to historical lows. Now, as the markets for hard assets have improved, concerns have shifted from deflation to inflation. Many economists have pointed to the very real possibility of new asset bubbles developing as an area of concern.
In the U.S., the banking industry has been experiencing improved earnings. This is a positive, but the relatively low growth economic environment and the slow recovery in the residential mortgage segment of the industry, has caused investors to question whether financial institutions are adequately capitalized. The credit downgrade of the United States and the continued political infighting between the branches of government have increased these concerns. The U.S. Federal Reserve has taken a number of actions to ensure that banks have adequate access to the capital markets, but the slow recovery in the values of single family homes remains a material concern.
In Europe, the unresolved sovereign debt crisis continues. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis some nations have experienced a significant increase in the cost of capital. In some cases the increase in the cost of debt has pushed nations to the brink of default.
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
In 2012, however, the economic stimulus provided by the Federal Reserve programs and an increased demand for U.S.- based assets began to fuel the U.S. commercial real estate market recovery. Transaction volumes have rebounded and the re-emergence of the CMBS market and the availability of debt capital have spurred on the recovery. Commercial real estate transaction volumes have improved, as the U.S. has become a safe haven for global capital.
While these signs of improvement for commercial real estate are heartening, outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally-based growth industries such as technology, energy and health care. Lending activity increased in 2012, but not evenly. Certain markets in the commercial real estate sector are still having problems attracting capital, while others are experiencing increased development and construction.
Residential real estate markets have also been experiencing an uneven recovery. The market for residential mortgages saw significant gains in 2012, but problem loans on bank balance sheets still remain a material challenge for U.S. banks. The slow and steady recovery in the single family home market continues to progress. The Federal Reserve’s low interest rate policy has pushed capital into the residential mortgage markets and has helped consumer balance sheets by establishing some stability in home valuations.
The global capital markets have begun to improve, but uncertainties still exist and it is unlikely that transaction volumes will return to pre-2007 levels. Central bank interventions in the banking system and the persistence of a highly expansionary monetary policy by a number of government entities have introduced additional complexity and uncertainty to the markets. These conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Impact on Our Real Estate Investments
These market conditions have had and will likely continue to have a significant impact on our real estate investments and will likely impact our future real estate investments, creating a highly competitive leasing environment. In addition, these market conditions have impacted and may continue to impact our tenants’ businesses, which may make it more difficult for them to meet current lease obligations and may place pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and potential future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, may result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the life of many of our investments.
Impact on Our Real Estate‑Related Investment
Our real estate-related investment is directly secured by commercial real estate. As a result, our real estate-related investment may be impacted to some degree by the same factors that may impact our real estate investments, as may future investments in real estate-related assets.
As of December 31, 2012, we had a fixed rate real estate loan receivable with a principal balance of $13.6 million and a carrying value of $13.7 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of December 31, 2012, we had variable rate notes payable with an aggregate principal amount outstanding of $119.8 million, all of which mature between 2013 and 2014, including one mortgage loan with an outstanding principal balance of $56.6 million scheduled to mature during the 12 months ending December 31, 2013. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Investment and Financing Subsequent to December 31, 2012.”
Economic Dependency
We are dependent on our advisor and the dealer manager for certain services that are essential to us, including the sale of our shares in our public offering; the identification, evaluation, negotiation, purchase or origination and disposition of properties and other investments; management of the daily operations and leasing of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.
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

The United States commercial real estate investment and leasing markets remains competitive. We face competition from various entities for investment opportunities in commercial and office properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our public offering. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
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
Industry Segments
We operate in two business segments. Our segments are based on our method of internal reporting, which classifies operations by investment type: real estate and real estate-related. For financial data by segment, see Note 10 “Segment Information” in the notes to our consolidated financial statements filed here within.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
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
We face significant competition for real estate and real estate-related investment opportunities from third parties, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.
We face competition from various entities for investment opportunities in commercial and office properties and real estate-related investments, including other REITs, pension funds, bank and insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate and real estate-related acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire properties and/or acquire or originate real estate-related and other investments at higher prices and/or by using less‑than‑ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors LLC, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We also depend upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The highly competitive U.S. commercial real estate industry has created increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. We are also subject to competition in seeking to acquire real estate‑related investments. The more shares we sell in our ongoing public offering, the greater our challenge will be to invest the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of our advisor, the property managers our advisor selects and the oversight of our board of directors. We can give no assurance that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from our public offering in an interest‑bearing account or invest the proceeds in short‑term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
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
We intend to allocate approximately 30% of our portfolio to, and expect that, once we have fully invested the proceeds from our ongoing public offerings, approximately 20% to 40% of our portfolio will consist of: real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by: (i) the supply and demand for such investments; (ii) the terms we are able to negotiate for our investments; (iii) the performance of the assets underlying the investments; and (iv) the existence of a market for such investments, which includes the ability to sell or finance such investments.
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.
From 2008 to 2011, concerns pertaining to the deterioration of credit in the residential mortgage market expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. In 2012, however, the economic stimulus provided by the Federal Reserve programs and an increased demand for U.S.-based assets began to fuel the U.S. commercial real estate market recovery. Transaction volumes have improved and the re-emergence of the CMBS market and the availability of debt capital have spurred on the recovery. Commercial real estate transaction volumes have improved as the U.S. has become a safe haven for global capital. While these signs of improvement for commercial real estate are heartening, outstanding economic, credit and regulatory issues remain. As such, we cannot foresee when these markets will stabilize. This instability may interfere with the successful implementation of our business model and/or force us to modify.

Continued disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.
While there have been signs of improvement for commercial real estate, outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the market location and regionally-based growth industries such as technology, energy and health care. Lending activity increased in 2012, but not evenly. Certain markets in the commercial real estate sector are still having problems attracting capital, while others are experiencing increased development and construction.
Residential real estate markets have been experiencing an uneven recovery. The market for residential mortgages saw significant gains in 2012, but problem loans on bank balance sheets still remain a material challenge for U.S. banks. The slow and steady recovery in the single family home market continues to progress. The Federal Reserve’s low interest rate policy has pushed capital into the residential mortgage markets and has helped consumer balance sheets by establishing some stability in home valuations.
The global capital markets have begun to improve, but uncertainties still exist and it is unlikely that transaction volumes will return to pre-2007 levels. Central bank interventions in the banking system and the persistence of a highly expansionary monetary policy by a number of government entities have introduced additional complexity and uncertainty to the markets. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.  Liquidity in the global credit market has been affected by market disruptions, and new lending activity has only recently increased.  We have relied on debt financing to finance our properties and real estate-related assets.  As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms.  If we are not able to refinance existing indebtedness on attractive terms at or prior to its maturity, we may be forced to dispose of some of our assets.
Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments.  Lending activity has only recently increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Any disruption to the debt and capital markets could result in in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values.  Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

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
As of March 8, 2013, we owned seven real estate properties and one real estate loan receivable, and as of March 8, 2013, we had not identified any additional investments that it is reasonably probable that we will acquire or originate with the proceeds from our public offering. As a result, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the net proceeds from the primary offering, after the payment of fees and expenses, in the acquisition of or investment in interests in real estate properties and real estate‑related assets. Our board of directors and our advisor have broad discretion when identifying, evaluating and making such investments. Our stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will likewise have no opportunity to evaluate potential tenants, managers or borrowers. As a result, our stockholders must rely on our board of directors and our advisor to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives, may make unwise decisions or may make investments with which our stockholders do not agree.
Based on sales volume to date, we do not believe that we are likely to raise the maximum offering amount in our ongoing initial public offering. If we raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of our stockholders’ investment in us to vary more widely with the performance of specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our initial public offering, therefore, could increase the risk that our stockholders will lose money in their investment.
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
We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. If our dealer manager is unable to significantly increase the amount of proceeds raised in our ongoing initial public offering, we will make fewer investments than originally intended, resulting in less diversification in terms of the number and type of investments owned and the geographic regions in which our investments or their security are located. In that case, adverse developments with respect to a single property, or a geographic region, would have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to our stockholders.
If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.
While we intend to diversify our portfolio of investments in the manner described in our prospectus, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in certain asset types or in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders.
As of March 8, 2013, four of our real estate investments and the collateral securing our real estate loan receivable were located in Texas. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Texas real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.

One of our tenants represents a significant percentage of our total annualized base rent and thus, the value of our stockholders’ investment in us will fluctuate with the performance of this tenant.
The largest tenant in Domain Gateway, OneWest Bank, FSB, leases 100% of the building and represented approximately 11.2% of our total annualized base rent as of December 31, 2012. As such, the value of our stockholders’ investment in us will fluctuate with the performance of this tenant. Additionally, revenues from this property could decrease significantly if OneWest Bank, FSB were to default, become insolvent, terminate its lease early or choose not to renew its lease upon its termination and we were unable to re-lease the building at similar rental rates. This would make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.
We have a limited operating history and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
We were incorporated in the State of Maryland on December 22, 2009 and have a limited operating history. As of March 8, 2013, we owned seven real estate properties and one real estate loan receivable, and as of March 8, 2013, we had not identified any additional assets that it is reasonably probable that we will acquire or originate. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored real estate investment programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
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
We have retained KBS Capital Markets Group LLC, our dealer manager and an affiliate of our advisor, to conduct our initial public offering. The initial public offering of KBS REIT I, which commenced its initial public offering in January 2006 and ceased offering shares in its primary initial public offering in May 2008, was the first offering conducted by our dealer manager. The initial public offering of KBS REIT II, which ceased offering shares in its primary initial public offering on December 31, 2010, was the second offering conducted by our dealer manager. KBS Capital Markets Group also acted as the dealer manager for KBS Strategic Opportunity REIT, which commenced its initial public offering in November 2009 and ceased offering shares in its primary initial public offering on November 14, 2012, and is also acting as the dealer manager for the initial public offering of KBS Legacy Partners Apartment REIT, which has filed a registration statement with the SEC for a follow-on offering that it expects to commence during the first quarter of 2013. Our public offering is the fifth public offering conducted by our dealer manager.
The success of our public offering, and our ability to implement our business strategy, depends upon the ability of our dealer manager to build and maintain a network of broker‑dealers to sell our shares to their clients. Some or all of the broker‑dealers in this network have a choice of numerous competing real estate investment trust offerings, many with similar investment objectives, to recommend to their clients, which may make selling our shares to their clients more difficult. If our dealer manager is not successful in establishing, operating and managing this network of broker‑dealers, our ability to raise proceeds through our public offering will be limited and we may not have adequate capital to implement our investment strategy.

We have paid distributions in part from financings and expect that in the future we may not pay distributions solely from our cash flows from operations. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We have paid distributions in part from financings (including with an advance from our advisor that we have repaid with debt financing) and expect that in the future we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flows from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flows from operations in future periods. To the extent that we pay distributions from sources other than our cash flows from operations, we will have fewer funds available for investment in real estate properties and real estate-related assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
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
For the year ended December 31, 2011, we paid aggregate distributions of $1.7 million, including $0.9 million of distributions paid in cash and $0.7 million of distributions reinvested through our dividend reinvestment plan. We funded 100% of total distributions paid for the year ended December 31, 2011, which includes cash distributions and dividends reinvested by stockholders, with debt financing. For the year ended December 31, 2012, we paid aggregate distributions of $11.6 million, including $6.4 million of distributions paid in cash and $5.2 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $8.1 million (70%) of cash flows from operations and $3.5 million (30%) of debt financing. For the year ended December 31, 2012, our distributions paid to cash flows from operations coverage ratio was 66% and our distributions paid to funds from operations coverage ratio was 53%. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions” in this Annual Report.
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
We intend to allocate approximately 70% of our portfolio to, and expect that, once we have fully invested the proceeds from our public offerings, approximately 60% to 80% of our portfolio will consist of, investments in core properties. We intend to allocate approximately 30% of our portfolio to, and expect that, once we have fully invested the proceeds from our public offerings, approximately 20% to 40% of our portfolio will consist of, investments in: other real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage‑backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non‑controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
Because the offering price in our ongoing initial public offering exceeds our net tangible book value per share, investors in our initial public offering will experience immediate dilution in the net tangible book value of their shares.
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
As of December 31, 2012, our net tangible book value per share was $7.81. To the extent we are able to raise substantial proceeds in our ongoing initial public offering, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.
Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, the factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount our stockholders would receive per share if we were to liquidate at this time.

The offering price of our shares in our ongoing initial public offering was not established in reliance on a valuation of our assets and liabilities; the actual value of an investment in us may be substantially less than the purchase price of our shares. We may use the most recent price paid to acquire a share in our offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any valuation (independent or otherwise), the offering price is likely to be higher than the proceeds that an investor would receive upon liquidation or a resale of his or her shares if they were to be listed on an exchange or actively traded by broker‑dealers, especially in light of the upfront fees that we pay in connection with the issuance of our shares.
To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our initial public offering of common stock in meeting their customer account statement reporting obligations, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor estimated the value of our common stock as $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary initial public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or follow-on public offerings as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings-and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct equity offerings in the future. For purposes of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.
Although this initial estimated value represents the most recent price at which most investors have been willing to purchase shares in our primary initial public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary public offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary initial public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and likely will not represent the amount of net proceeds that would result from an immediate sale of our assets.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the program). The current maximum price that may be paid under the program is $10.00 per share, which is the offering price of our shares of common stock in our primary initial public offering (ignoring purchase price discounts for certain categories of purchasers) and, as described above, the initial estimated value of our shares of common stock as disclosed to assist FINRA members and their associated persons that participate in our initial public offering in meeting their customer account statement reporting obligations, pursuant to NASD Conduct Rule 2340. Although this initial estimated value represents the most recent price at which most investors have been willing to purchase shares in our primary public offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Risks Related to Conflicts of Interest
Our advisor and its affiliates, including all of our executive officers and some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS‑sponsored programs, which could result in actions that are not in the long‑term best interests of our stockholders.
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

•
whether and when we seek to list our shares of common stock on a national securities exchange, which listing (i) may make it more likely for us to become self-managed or internalize our management or (ii) could entitle our advisor to a subordinated incentive listing fee, and which could also adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade; and

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
We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals as will future public KBS-sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS‑sponsored programs and the investment advisors to institutional investors in real estate and real estate‑related assets. As such, we and the other KBS‑sponsored programs that are currently raising funds for investment, or that otherwise have funds available for investment, and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future programs. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS‑sponsored program or KBS‑advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our acquisition stage will overlap to some extent with KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, one private KBS-sponsored program and possibly future KBS-sponsored programs. As of December 31, 2012, KBS REIT II had invested substantially all of the net proceeds from its initial public offering but it potentially could make some additional investments during our acquisition stage. When the KBS real estate and debt finance professionals direct an investment opportunity to KBS REIT II or us, they, in their sole discretion, will determine the program for which the investment opportunity is most suitable based on the cash available for investment and the length of time such funds have been available for investment, the cash flow requirements, operating needs, diversification goals and overall portfolio mix of each program. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of our advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
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
Further, existing and future KBS-sponsored programs and KBS-advised investors and Messrs. Bren, Hall, McMillan and Schreiber generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while KBS Legacy Partners Apartment REIT is publicly offering securities.

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
All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. Through KBS‑affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate‑related assets, and through KBS Capital Advisors and KBS Realty Advisors these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and other KBS‑sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while KBS Legacy Partners Apartment REIT is publicly offering securities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Because other real estate programs offered through our dealer manager are conducting offerings concurrently with our offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
Our dealer manager also acts as the dealer manager for the initial public offering of KBS Legacy Partners Apartment REIT. KBS Legacy Partners Apartment REIT has filed a registration statement with the SEC for a follow-on offering that it expects to commence during the first quarter of 2013 and is raising capital in its initial public offering concurrently with our offering. In addition, future KBS-sponsored programs may seek to raise capital through offerings conducted concurrently with our offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.
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

We believe that we and our Operating Partnership satisfy both tests above. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries.

We believe that most of the subsidiaries of our Operating Partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.
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
Unless the shares are being redeemed in connection with a stockholder's death, qualifying disability or determination of incompetence, the prices at which we will initially redeem shares under the program are as follows:

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
Notwithstanding the above, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our initial public primary offering or a follow-on public offering, the redemption price per share for all stockholders will be equal to the estimated value per share as of the redemption date, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share that is not based on the price to acquire a share in our primary initial public offering or a follow-on public offering after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities-whether through our initial public offering or follow‑on public offerings-and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. For the purpose of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.
In March 2009, in order to preserve capital and value for all stockholders during the economic crisis, KBS REIT I, another public non-traded REIT sponsored by Messrs. Bren, Hall, McMillan and Schreiber, amended its share redemption program to limit redemptions (other than redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence) during any calendar year to the amount of the net proceeds from the sale of shares under its dividend reinvestment plan from the prior calendar year less amounts KBS REIT I deemed necessary from such proceeds to fund current and future funding obligations and needs of the company. Pursuant to this limitation, KBS REIT I suspended ordinary redemptions for the remainder of 2009 and from 2010 through March 2012. KBS REIT I provided notice of this amendment in its Annual  Report on Form 10-K filed on March 27, 2009, and the amendment was effective upon 30 days’ notice. The amendment became effective before the April 30, 2009 redemption date. As a result, investors did not have a final opportunity to submit redemptions. In March 2012, KBS REIT I amended and restated its share redemption program to provide only for redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence (each as defined in the share redemption program). These redemptions will be limited to an annual amount determined by the board of directors which may be reviewed and adjusted from time to time during the year.
Our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice to stockholders. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and limit their ability to recover the value they invested in our common stock.

If funds are not available from the dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flows from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under the share redemption program.
We depend on the proceeds from our dividend reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; the repayment of debt; and the repurchase of shares under our share redemption program. We cannot predict with any certainty how much, if any, dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flows from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under the share redemption program.
Because our dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.
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
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares in our public offering, our board may elect to (i) sell additional shares in our current public offering or in future public offerings, including through our dividend reinvestment plan; (ii) issue equity interests in private offerings; (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; or (v) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after our investors purchase shares in our public offering, whether in a primary offering, our dividend reinvestment plan or otherwise, our investors’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to our advisor and its affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our advisor and its affiliates perform services for us in connection with the selection and acquisition or origination of our investments, the management and leasing of our properties, and the administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our primary initial public offering and assuming a $10.00 purchase price for shares sold in the primary offering, we estimate that we will use 82.68% to 87.20% of the gross proceeds from the primary offering, or between $8.27 and $8.72 per share, for investments after fees and expenses.
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
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flows from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of their investment.
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
As of March 8, 2013, we had acquired seven real estate properties and one real estate loan receivable based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flows from operations available to fund distributions and investor returns may be reduced.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay distributions to our stockholders.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distribution to our stockholders. In addition, the resale value of the property could be diminished because the market value of core properties, which we intend to target, depends principally upon the value of the cash flows generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment.
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments, and regarding access to capital in the U.S. and global financial markets. Beginning in 2010, the U.S. commercial real estate industry experienced some improvement in fundamental credit statistics such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth, which is by no means certain. Any setbacks or deterioration of these and other industry fundamentals may result in reduced revenue and lower resale value of properties, which may reduce our stockholders’ return. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type.

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
In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business and default on or terminate its lease, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us from that tenant and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if an anchor tenant’s lease is terminated. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit those anchor tenants to transfer their leases to other retailers. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants, under the terms of their respective leases, to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to renovate and subdivide the space to be able to re-lease the space to more than one tenant.
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

We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue generated by our real estate investments and our ability to make distributions to our stockholders are partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re‑leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of our assets may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. Because the market value of a property depends principally upon the value of the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce the amount of distributions to stockholders.
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
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above‑ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials and other health and safety‑related concerns.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.

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
All of our real estate acquisitions are subject to Phase I environmental assessments at the time they are acquired; however, such assessments may not provide complete environmental histories due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire the property. A Phase I environmental assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment. In addition, real estate‑related investments in which we invest may be secured by properties with recognized environmental conditions. Where we are secured creditors, we will attempt to acquire contractual agreements, including environmental indemnities, that protect us from losses arising out of environmental problems in the event the property is transferred by foreclosure or bankruptcy; however, no assurances can be given that such indemnities would fully protect us from responsibility for costs associated with addressing any environmental problems related to such properties.
Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for distributions.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co‑payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self‑insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. KBS‑sponsored programs and KBS‑advised investors have historically owned properties in major metropolitan areas. We have invested in and expect that we will continue to invest in such markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.
Risks Related to Real Estate‑Related Investments
Our real estate‑related investments are subject to the risks typically associated with real estate.
Our mortgage loan investment and any future investments we make in mortgage, mezzanine or other real estate loans are and generally will be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of these properties may change after the dates of origination or acquisition of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Any investments we make in residential and commercial mortgage‑backed securities and other real estate‑related investments may be similarly affected by real estate property values. Therefore, our real estate‑related investments are subject to the risks typically associated with real estate, which are described above under the heading “-General Risks Related to Investments in Real Estate.”
Our mortgage loan investment and any future investments we make in mortgage, mezzanine, bridge or other real estate loans are and will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us is subject to fluctuations in interest rates.
With respect to our fixed rate, long‑term loans, if interest rates rise, the loans could yield a return that is lower than then‑current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. If we invest in variable‑rate loans and interest rates decrease, our revenues will also decrease. For these reasons, our investments in real estate loans, our returns on those loans and the value of our stockholders’ investment in us are and will be subject to fluctuations in interest rates.
The mortgage loans we invest in and the mortgage loans underlying any mortgage securities we may invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate loans are secured by multifamily or commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income‑producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income‑producing property can be affected by, among other things: tenant mix, success of tenant businesses, occupancy rates, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations (including environmental legislation) and fiscal policies, natural disasters, terrorism, social unrest and civil disturbances.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flows from operations. Foreclosure on a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the investment. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor‑in‑possession to the extent the lien is unenforceable under state law.

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
The mezzanine loans that we may originate or in which we may invest would involve greater risks of loss than senior loans secured by the same properties.
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
We may provide bridge loans secured by first‑lien mortgages on properties to borrowers who are typically seeking short‑term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.
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
Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non‑investment grade. Non‑investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, non-conforming or non-investment grade loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.

Our investments in subordinated loans and subordinated mortgage‑backed securities may be subject to losses.
We may acquire or originate subordinated loans and invest in subordinated mortgage‑backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers.
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
The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non‑completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and the possibility of construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, and we may not recover some or all of our investment.
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
We depend on debtors for the revenue generated by our real estate-related investments, and, accordingly, our revenue and our ability to make distributions to our stockholders are partially dependent upon the success and economic viability of such debtors.
The success of our real estate‑related investments such as loans and debt and derivative securities materially depends on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses for us. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of their investment.
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
We will price our assets based on our assumptions about future credit spreads for financing of those assets. We may obtain longer‑term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.
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
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, certain swap transactions will be required to be submitted for clearing by a derivatives clearing organization, unless certain exemptions apply. The rulemaking implementing the clearing requirement is still in process, however, and the implementation of the clearing requirement may affect, among other things, our exposure to our swap counterparties, the margin or collateral required to be posted in connection with our swap transactions and the costs of entering into such transactions.
We assume the credit risk of our counterparties with respect to derivative transactions.
We may enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate real estate loans receivable and variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.

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
On July 21, 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. Pursuant to the regulatory framework established by Title VII of the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has been granted broad regulatory authority over “swaps,” which term has been defined in the Dodd-Frank Act and related CFTC rules to include interest rate derivatives such as the ones we may use in our interest rate hedging activities. While the full impact of the Dodd‑Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. For example, subject to an exception for end-users of swaps upon which we may seek to rely, under certain rules promulgated under the Dodd-Frank Act, beginning in 2013, we may be required for the first time to clear our interest rate hedging transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
Our investments in real estate‑related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
We may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate‑related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non‑controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate‑related investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations, and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

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
A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not have otherwise chosen to do so. A reduction in available credit may reduce our earnings and, in turn, cash available for distribution to stockholders.
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
Some of our investments may be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments may be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Risks Associated with Debt Financing
We obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and long‑term financing that may be secured by our properties and other assets. In some instances, we acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends‑paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
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
We may finance our assets over the long‑term through a variety of means, including repurchase agreements, credit facilities, issuances of commercial mortgage‑backed securities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long‑term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long‑term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long‑term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.

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
Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
We have incurred variable rate debt and we expect that we will incur additional debt in the future. Increases in interest rates will increase the cost of that debt, which could reduce our cash flows from operations and the cash we have available for distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2012, our total liabilities were approximately 37% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
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
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.

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
The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this rate. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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
As of December 31, 2012, we owned six office properties encompassing 1.6 million rentable square feet in the aggregate that were collectively 92% occupied. The following table provides summary information regarding the properties owned by us as of December 31, 2012:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Square Foot (2)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Domain Gateway Austin, TX	09/29/2011	Office	173,962	$47,373	$3,716	$21.36	6.7	12.8%	100.0%
Las Cimas IV Austin, TX	10/28/2011	Office	138,008	36,089	2,754	20.68	4.1	9.6%	96.5%
Town Center Plano, TX	03/27/2012	Office	522,043	118,698	11,847	25.06	5.3	32.5%	90.5%
McEwen Building Franklin, TN	04/30/2012	Office	175,262	40,304	4,412	25.87	5.8	11.1%	97.3%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	198,565	29,961	4,059	22.07	4.5	8.1%	92.6%
Tower on Lake Carolyn Irving, TX	12/21/2012	Office	364,336	46,635	6,472	20.87	4.2	13.3%	85.1%
			1,572,176	$319,060	$33,260	$23.03	5.1		91.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2012:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	1	$14	0.1%	3,542	0.2%
2013	14	1,723	5.2%	86,922	6.0%
2014	22	3,630	10.9%	152,353	10.5%
2015	21	3,103	9.3%	139,305	9.6%
2016	22	3,521	10.6%	150,671	10.4%
2017	20	3,370	10.1%	143,371	10.0%
2018	12	2,360	7.1%	104,263	7.2%
2019	12	7,901	23.8%	345,532	24.0%
2020	9	4,927	14.8%	208,804	14.5%
2021	2	447	1.3%	20,405	1.4%
2022	7	2,053	6.2%	81,115	5.6%
Thereafter	1	211	0.6%	8,095	0.6%
Total	143	$33,260	100.0%	1,444,378	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

As of December 31, 2012, our portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	20	$6,476	19.5%
Other Professional Services	15	4,648	14.0%
		$11,124	33.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of our annualized base rent.
As of December 31, 2012, we had a concentration of credit risk related to the following tenant lease that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio Rentable Sq. Ft. Leased	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
OneWest Bank	Domain Gateway	Finance	173,962	12.0%	$3,716	11.2%	$21.36	08/31/2019
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2012 and does not take into account any tenant renewal or termination options.
As of December 31, 2012, we had no other tenant lease that represented more than 10% of our annualized base rent.

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
Stockholder Information
As of March 4, 2013, we had 30.8 million shares of common stock outstanding held by a total of approximately 8,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the FINRA members and their associated persons that participate in our initial public offering of common stock in meeting their customer account statement reporting obligations pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, KBS Capital Advisors estimated the value of our shares of common stock as $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary initial public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our primary initial public offering (ignoring purchase price discounts for certain categories of purchasers) or follow-on public offerings as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. For purposes of determining when our offering stage is complete, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct equity offerings in the future.
Although this initial estimated value represents the most recent price at which most investors have been willing to purchase shares in our primary public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary initial public offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
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

Generally, our policy is to pay distributions from cash flows from operations. However, we expect to have little, if any, cash flows from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not pay distributions solely from our cash flows from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flows from operations during a particular period to fund capital expenditures and other expenses, we expect that, from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with an advance from our advisor and debt financing, and we expect to utilize debt financing in the future, if necessary, to fund a portion of our distributions. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. Our distribution policy is not to use the proceeds of our public offerings to pay distributions. Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. If we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2011. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends‑paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
During 2011 and 2012, we declared distributions based on daily record dates for each day during the periods commencing June 24, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2012. We have historically paid distributions for all record dates of a given month approximately 15 days following month end. However, commencing with distributions for November 2012 record dates, distributions are paid on or about the first business day of the following month. Distributions declared during 2012 and 2011, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$2,026	$2,850	$3,516	$4,133	$12,525
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%
	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$—	$36	$784	$1,375	$2,195
Total Per Share Distribution	$—	$0.012	$0.164	$0.164	$0.340
Annualized Rate Based on Purchase Price of $10.00 Per Share (1)	—%	6.5%	6.5%	6.5%	6.5%
_____________________
(1) During the year ended December 31, 2011, we declared distributions based on daily record dates for each day during the period commencing June 24, 2011 through December 31, 2011.  Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365‑day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

The tax composition of our distributions declared for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Ordinary Income	18%	—%
Return of Capital	82%	100%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On November 7, 2012, our board of directors declared distributions based on daily record dates for the period from January 1, 2013 through January 31, 2013, which we paid on February 1, 2013. On January 16, 2013, our board of directors declared distributions based on daily record dates for the period from February 1, 2013 through February 28, 2013, which we paid on March 1, 2013, and distributions based on daily record dates for the period from March 1, 2013 through March 31, 2013, which we expect to pay in April 2013. On March 6, 2013, our board of directors declared distributions based on daily record dates for the period from April 1, 2013 through April 30, 2013, which we expect to pay in May 2013, and distributions based on daily record dates for the period from May 1, 2013 to May 31, 2013, which we expect to pay in June 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365‑day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
On October 26, 2010, our Registration Statement on Form S‑11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. We have extended our primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as April 24, 2014. We may sell shares under our dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.
As of December 31, 2012, we had sold 27,203,043 shares of common stock in our ongoing initial public offering for gross offering proceeds of $270.9 million, including 629,560 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $6.0 million. As of December 31, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows the selling commissions and a portion of the dealer manager fees to participating broker‑dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount ( in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$24,406	Actual
Finders’ fees	—	Actual
Other underwriting compensation	3,251	Actual
Other organization and offering costs (excluding underwriting compensation)	5,386	Actual
Total expenses	$33,043
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	12%	Actual
From the commencement of our ongoing initial public offering through December 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $237.8 million, including net offering proceeds from our dividend reinvestment plan of $6.0 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate‑related investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by any financings of our investments in real estate properties; funding obligations under any of our real estate loans receivable; investments in real estate properties and real estate-related assets, which would include payment of acquisition fees or origination fees to our advisor; and the repayment of debt. As of December 31, 2012, we had used the net proceeds from our initial public offering and debt financing to invest $333.6 million in six real estate properties and one real estate-related investment, including $4.8 million of acquisition fees and closing costs and origination fees and expenses.
During the fiscal year ended December 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
Our board of directors has adopted an amended and restated share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
There are several limitations on our ability to redeem shares under the program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document), we may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document), the prices at which we will initially redeem shares are as follows:

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

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document) will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share as of the redemption date, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share that is not based on the price to acquire a share in our primary initial public offering or a follow-on public offering after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings - and have not done so for up to 18 months. For purposes of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership. We currently expect to update the estimated value per share every 12 to 18 months thereafter and will report such estimated values to our stockholders in our annual report, our quarterly reports, or in a current report on Form 8-K, as appropriate. We will also provide information about our estimated value per share on our website (such information may be provided by means of a link to our public filings on the SEC’s website, http://www.sec.gov).
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8‑K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the year ended December 31, 2012, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	15,000	$10.00	(2)
February 2012	—	$—	(2)
March 2012	—	$—	(2)
April 2012	10,043	$10.00	(2)
May 2012	14,500	$10.00	(2)
June 2012	11,000	$9.80	(2)
July 2012	11,159	$9.92	(2)
August 2012	7,156	$9.76	(2)
September 2012	6,054	$9.25	(2)
October - December 2012	—	$—	(2)
Total	74,912
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. In 2011, our net proceeds from the dividend reinvestment plan were $0.7 million. During the year ended December 31, 2012, we redeemed $0.7 million of shares of common stock. As of December 31, 2012, we had $0.4 million of outstanding and unfulfilled redemption requests, representing 43,194 shares, and we recorded $0.4 million of other liabilities on the accompanying consolidated balance sheets related to these unfulfilled redemption requests. Effective January 2013, this limitation was re-set, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2012, we have $5.2 million available for redemptions in 2013. We redeemed the remaining outstanding and unfulfilled redemptions as of December 31, 2012 of $0.4 million on the January 31, 2013 redemption date.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012 and 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2012	2011	2010
Balance sheet data
Total real estate and real estate-related investments, net	$318,661	$92,639	$—
Total assets	349,384	130,858	200
Notes payable	119,800	42,250	—
Total liabilities	137,359	45,847	—
Redeemable common stock	4,804	740	—
Total stockholders’ equity	207,221	84,271	200
	For the Year Ended December 31,
	2012	2011
Operating data
Total revenues	$27,283	$2,512
Net loss	(7,682)	(2,440)
Net loss per common share - basic and diluted	(0.40)	(0.66)
Other data
Cash flows provided by operating activities	7,657	724
Cash flows used in investing activities	(233,423)	(93,527)
Cash flows provided by financing activities	212,105	129,782
Distributions declared	12,525	2,195
Distributions declared per common share (1)	0.65	0.34
Weighted-average number of common shares outstanding, basic and diluted	19,253,338	3,724,745
Reconciliation of funds from operations (2)
Net loss	$(7,682)	$(2,440)
Depreciation of real estate assets	4,150	387
Amortization of lease-related costs	9,715	713
FFO	$6,183	$(1,340)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the period from June 24, 2011 through December 31, 2012. Distributions for the periods from June 24, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2012 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
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
Overview
We were formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011 and intend to operate in such a manner. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group, an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in or originate real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of December 31, 2012, we owned six office properties and had originated one first mortgage loan.
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
On March 24, 2011, we broke escrow in our initial public offering and through December 31, 2012, we had sold 27,203,043 shares of common stock for gross offering proceeds of $270.9 million, including 629,560 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $6.0 million. We have extended our primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013.
Also as of December 31, 2012, we had redeemed 74,912 shares sold in the initial public offering for $0.7 million.
On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. Pursuant to the Follow-on Offering registration statement, we propose to register up to $2,000,000,000 of shares of common stock for sale to the public in the primary offering. We also expect to register up to $760,000,000 of shares pursuant to our dividend reinvestment plan in the Follow-on Offering. We currently expect to commence the Follow-on Offering during the fourth quarter of 2013.

Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall economic health of consumers, businesses and governments. Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, S&P downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve their fiscal obligations. These events have led to continued volatility in the capital markets. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Investments
These market conditions may have a significant impact on our current and future real estate investments and will likely create a highly competitive leasing environment. In addition, these market conditions have impacted or may impact our tenants’ businesses, making it more difficult for them to meet current lease obligations and placing pressure on them to negotiate more favorable lease terms upon renewal in order for their businesses to remain viable. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, may result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates may not remain at these historically low levels for the life of many of our investments.
Impact on Our Real Estate‑Related Investment
Our real estate‑related investment is directly secured by commercial real estate. As a result, our real estate‑related investment may be impacted to some degree by the same factors that may impact our real estate investments, as may future investments in real estate-related assets.
As of December 31, 2012, we had a fixed rate real estate loan receivable with a principal balance of $13.6 million and a carrying value of $13.7 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of December 31, 2012, we had variable rate notes payable with an aggregate principal amount outstanding of $119.8 million, all of which mature between 2013 and 2014, including one mortgage loan with an outstanding principal balance of $56.6 million scheduled to mature during the 12 months ending December 31, 2013. See “–Subsequent Events – Investment and Financing Subsequent to December 31, 2012.”
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

On March 24, 2011, we broke escrow in our initial public offering and through December 31, 2012, we had sold 27,203,043 shares for gross offering proceeds of $270.9 million, including 629,560 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $6.0 million. Also as of December 31, 2012, we had redeemed 74,912 shares sold in our initial public offering for $0.7 million. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We have extended our primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013.
On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. Pursuant to the Follow-on Offering registration statement, we propose to register up to $2,000,000,000 of shares of common stock for sale to the public in the primary offering. We also expect to register up to $760,000,000 of shares of common stock pursuant to our dividend reinvestment plan in the Follow-on Offering. We currently expect to commence the Follow-on Offering during the fourth quarter of 2013.
During the year ended December 31, 2012, we acquired four office properties. Our cash needs for those investments were met with proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate properties and real-estate related investment.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2012, we owned six office properties that were collectively 92% occupied.
Our real estate-related investment generates cash flows in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of December 31, 2012, the borrower under our real estate loan receivable was current on all contractual debt service payments to us. However, as of December 31, 2012, our real estate loan receivable had not begun generating cash flows in the form of interest income, as the borrower has drawn on its debt service reserve fund under the loan, which we funded, to cover its debt service payments.
As of December 31, 2012, we had mortgage debt obligations in the aggregate principal amount of $119.8 million, which mature between 2013 and 2014, including one mortgage loan with an outstanding principal balance of $56.6 million scheduled to mature during the 12 months ending December 31, 2013. As of December 31, 2012, we had $44.8 million of revolving debt available for future disbursements under a portfolio loan, subject to certain conditions set forth in the loan agreement. See “–Subsequent Events – Investment and Financing Subsequent to December 31, 2012.”
We made distributions to our stockholders during the year ended December 31, 2012 using a combination of cash flows from operations and debt financing. We believe that our cash flows from operations, cash on hand, proceeds from our dividend reinvestment plan and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2012 did not exceed the charter imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with the origination of our first investment on June 24, 2011. As of December 31, 2012, we owned six office properties and one real estate loan receivable. During the year ended December 31, 2012, net cash provided by operating activities was $7.7 million, compared to $0.7 million during the year ended December 31, 2011. Net cash from operations increased in 2012 primarily as a result of acquisition activity and we expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2012 for an entire period and anticipated future acquisitions of real estate investments and acquisitions or originations of real estate‑related investments.

Cash Flows from Investing Activities
Net cash used in investing activities was $233.4 million for the year ended December 31, 2012 and primarily consisted of the following:

•	$228.3 million for the acquisition of four real estate properties;

•	$3.4 million to fund obligations under our real estate loan receivable; and

•	$1.7 million of improvements to real estate.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the year ended December 31, 2012, net cash provided by financing activities was $212.1 million and primarily consisted of the following:

•
$143.2 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $18.4 million;

•
$76.0 million of net cash provided by debt financing as a result of proceeds from notes payable of $180.2 million, partially offset by payments on notes payable of $102.7 million and by payments of deferred financing costs of $1.5 million;

•	$6.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $5.2 million; and

•	$0.7 million of cash used for redemptions of common stock.
Once we have fully invested the proceeds of our public offerings, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real‑estate related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of December 31, 2012, our borrowings and other liabilities were approximately 37% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and our dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. See the discussion under “ - Organization and Offering Costs” below. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2012 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$119,800	$56,600	$63,200	$—	$—
Interest payments on outstanding debt obligations (2)	2,191	1,727	464	—	—
Outstanding funding obligations under real estate loan receivable	10,301	(3)	(3)	(3)	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of December 31, 2012 (consisting of the contractual interest rate). We incurred interest expense of $2.7 million, excluding amortization of deferred financing costs totaling $0.9 million, during the year ended December 31, 2012.
(3) On June 24, 2011, we originated the Aberdeen First Mortgage Loan. As of December 31, 2012, we had disbursed $13.6 million to the borrower under the Aberdeen First Mortgage Loan and another $10.3 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. The Aberdeen First Mortgage Loan matures on July 1, 2016.
Results of Operations
Our results of operations as of December 31, 2012 are not indicative of those expected in future periods, as we broke escrow in our initial public offering on March 24, 2011 and commenced operations on June 24, 2011 in connection with our first investment, the origination of a real estate loan receivable. We acquired our first real estate investment, an office property, on September 29, 2011. As of December 31, 2011, we owned two office properties and one real estate loan receivable. As of December 31, 2012, we owned six office properties and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2012 for an entire period and anticipated future acquisitions of real estate and real estate-related investments. The results of operations presented for the years ended December 31, 2012 and 2011 are not directly comparable because since 2011 we have been raising money in and investing the proceeds from our ongoing initial public offering. During the period from inception (December 22, 2009) to December 31, 2010, we had been formed but had not yet commenced any significant operations, as we had not broken escrow in our initial public offering. As a result, we had no material results of operations for that period.
Rental income and tenant reimbursements increased from $2.1 million for the year ended December 31, 2011 to $26.3 million for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio and holding the properties acquired in 2011 for an entire period. We expect rental income and tenant reimbursements to increase in future periods as a result of owning real estate acquired in 2012 for an entire period and anticipated future acquisitions of real estate.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.4 million for the year ended December 31, 2011 to $0.9 million for the year ended December 31, 2012, primarily as a result of owning the real estate loan receivable acquired in 2011 for an entire period and an increase in the overall loan balance as a result of advances made under the loan receivable.
Operating, maintenance and management costs increased from $0.4 million for the year ended December 31, 2011 to $5.9 million for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio and holding the properties acquired in 2011 for an entire period. We expect operating, maintenance and management costs to increase in future periods as a result of owning real estate acquired in 2012 for an entire period and anticipated future acquisitions of real estate.
Real estate taxes and insurance increased from $0.3 million for the year ended December 31, 2011 to $4.6 million for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio and holding the properties acquired in 2011 for an entire period. We expect real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2012 for an entire period and anticipated future acquisitions of real estate.
Asset management fees with respect to our real estate and real estate-related investments increased from $0.2 million for the year ended December 31, 2011 to $1.7 million for the year ended December 31, 2012, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of December 31, 2012 have been paid. We expect asset management fees to increase in future periods as a result of owning real estate acquired in 2012 for an entire period and anticipated future acquisitions of real estate and real estate-related investments.

Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $1.3 million for the year ended December 31, 2011 to $3.4 million for the year ended December 31, 2012. The increase in real estate acquisition fees and expenses was due to an overall increase in real estate acquisition activities during 2012 and we expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $1.1 million for the year ended December 31, 2011 to $13.9 million for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio and holding the properties acquired in 2011 for an entire period. We expect depreciation and amortization to increase in future periods as a result of owning the properties acquired during 2012 for a full year and anticipated future acquisitions of real estate assets.
Interest expense increased from $0.3 million for the year ended December 31, 2011 to $3.6 million for the year ended December 31, 2012. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.9 million for the years ended December 31, 2011 and 2012, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real estate assets in 2011 and 2012. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate and acquisitions or originations of real estate-related investments.
Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all costs incurred or to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incur on our behalf.  However, at the termination of our primary offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of our primary offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by FINRA exceed 2% of the gross proceeds we raised in the respective offering. We reimburse our dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of December 31, 2012, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2012, including shares issued through our dividend reinvestment plan, we had sold 27,203,043 shares in the offering for gross offering proceeds of $270.9 million and incurred selling commissions and dealer manager fees of $24.4 million and other offering costs of $8.6 million.

Funds from Operations
We believe that FFO is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current NAREIT definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful‑life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the years ended December 31, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2012	2011
Net loss	(7,682)	$(2,440)
Depreciation of real estate assets	4,150	387
Amortization of lease-related costs	9,715	713
FFO	$6,183	$(1,340)
Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Loss:

•	Revenues in excess of actual cash received as a result of straight‑line rent of $2.3 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively;

•	Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of $0.4 million for the year ended December 31, 2012;

•	Acquisition fees and expenses related to the purchase of real estate of approximately $3.4 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively; and

•	Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.9 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively.
FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO to improve as we continue to acquire additional real estate and real estate-related assets.

Distributions
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows during 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$2,026	$0.160	$981	$791	$1,772	$(428)
Second Quarter 2012	2,850	0.162	1,435	1,186	2,621	1,796
Third Quarter 2012	3,516	0.164	1,825	1,494	3,319	2,948
Fourth Quarter 2012	4,133	0.164	2,111	1,770	3,881	3,341
	$12,525	$0.650	$6,352	$5,241	$11,593	$7,657
_____________________
(1) Distributions for the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2012 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. We have historically paid distributions for all record dates of a given month approximately 15 days following month end. However, commencing with distributions for November 2012 record dates, distributions are paid on or about the first business day of the following month.
For the year ended December 31, 2012, we paid aggregate distributions of $11.6 million, including $6.4 million of distributions paid in cash and $5.2 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the year ended December 31, 2012 was $7.7 million. FFO for the year ended December 31, 2012 was $6.2 million and cash flows provided by operations was $7.7 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $8.1 million of cash flows from operations from the second, third and fourth quarters of 2012 and $3.5 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments.
From inception through December 31, 2012, we paid cumulative distributions of $13.3 million and our cumulative net loss during the same period was $10.1 million. From inception through December 31, 2012, our cash flows provided by operations was $8.4 million. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, we expect to have little, if any, cash flows from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income‑producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward‑Looking Statements,” Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations  ─ Results of Operations.” Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our investments and future investments in the existing real estate and financial environment; our advisor’s ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.

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
Real Estate Acquisition Valuation
We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition‑date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.
We assess the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in‑place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.
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

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends‑paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.
We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax year ended December 31, 2012 and 2011. As of December 31, 2012, the returns for the calendar year 2011 and 2010 remain subject to examination by major tax jurisdictions.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
We commenced our initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of March 4, 2013, we had sold 30,884,910 shares of common stock in the offering for gross offering proceeds of $307.5 million, including 845,983 shares of common stock sold pursuant to our dividend reinvestment plan for gross offering proceeds of $8.0 million. Also as of March 4, 2013, we had redeemed 135,165 of the shares sold in our initial public offering for $1.3 million.
Distributions Paid
On January 2, 2013, we paid distributions of $1.5 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2012 through December 31, 2012. On February 1, 2013, we paid distributions of $1.5 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2013 through January 31, 2013. On March 1, 2013, we paid distributions of $1.5 million, which related to distributions declared for each day in the period from February 1, 2013 through February 28, 2013.
Distribution Declaration
On January 16, 2013, our board of directors declared distributions based on daily record dates for the period from March 1, 2013 through March 31, 2013, which we expect to pay in April 2013. On March 6, 2013, our board of directors declared distributions based on daily record dates for the period from April 1, 2013 through April 30, 2013, which we expect to pay in May 2013, and distributions based on daily record dates for the period from May 1, 2013 through May 31, 2013, which we expect to pay in June 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365‑day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Investment and Financing Subsequent to December 31, 2012
Acquisition of the RBC Plaza
On January 31, 2013, we, through an indirect wholly owned subsidiary, acquired an office property containing 609,368 rentable square feet of office space and 68,677 rentable square feet of retail space (the “RBC Plaza”) located in Minneapolis, Minnesota on approximately 1.3 acres of land. The seller is not affiliated with us or our advisor. The purchase price (net of closing credits) of the RBC Plaza was approximately $118.1 million plus closing costs. We funded the acquisition of the RBC Plaza with proceeds from the RBC Plaza Mortgage Loan (discussed below), proceeds from our ongoing initial public offering and $35.0 million of proceeds drawn from the U.S. Bank Portfolio Loan on January 29, 2013.
At acquisition, the RBC Plaza was 83% leased to 34 tenants.

RBC Plaza Mortgage Loan
On January 31, 2013, in connection with our acquisition of the RBC Plaza, we, through an indirect wholly owned subsidiary, entered into a four-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $75.9 million secured by the RBC Plaza (the “RBC Plaza Mortgage Loan”). We drew $68.7 million at the closing of the loan and the remaining portion will be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. The RBC Plaza Mortgage Loan matures on February 1, 2017, with an option to extend the maturity date to February 1, 2018, subject to certain terms and conditions contained in the loan documents.  The RBC Plaza Loan Mortgage Loan bears interest at a floating rate of 180 basis points over one-month LIBOR during the initial term of the loan and monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity, assuming no prior prepayment.  Should the borrower under the loan exercise its option to extend the loan, monthly payments would be principal and interest, with principal calculated using an amortization schedule of 30 years and an annual interest rate equal to 6.5%. We will have the right to prepay all of the RBC Plaza Mortgage Loan, subject to certain expenses potentially incurred by the lender as a result of the prepayment and to certain conditions contained in the loan documents. In connection with the closing of the RBC Plaza Mortgage Loan, we entered into an interest rate swap agreement with Bank of America, N.A., which effectively fixes the interest rate on the initial $68.7 million drawn under the loan at approximately 2.59% for the initial loan term.
U.S. Bank Portfolio Loan
On April 30, 2012, in connection with our acquisition of the McEwen Building, we, through indirect wholly owned subsidiaries, entered into a two-year portfolio loan with U.S. Bank National Association (the “Lender”), an unaffiliated lender, for an amount up to $100.0 million (the “U.S. Bank Portfolio Loan”), of which $40 million was term debt and $60 million was revolving debt. During the term of the U.S. Bank Portfolio Loan, we had an option to increase the loan amount by up to an additional $100.0 million to a maximum of $200.0 million, 60% of which amount would be revolving debt and 40% would be term debt, with the addition of one or more properties to secure the U.S. Bank Portfolio Loan, subject to certain conditions contained in the loan agreement. On May 9, 2012, we added Gateway Tech Center as additional collateral for the loan. On June 8, 2012, we increased the amount available under the loan by an additional $8.0 million.
On January 29, 2013, we entered into a loan modification agreement to add the Tower on Lake Carolyn as additional collateral to the U.S. Bank Portfolio Loan and to increase the amount available under the loan to $200.0 million, of which $80.0 million is non‑revolving debt and $120.0 million is revolving debt. As a result of this modification, we have no further options to increase the maximum loan amount under the U.S. Bank Portfolio Loan, though a portion of the debt is revolving. We also extended the initial maturity date to February 1, 2016, with two one-year extension options, subject to certain conditions contained in the loan agreement. As of January 29, 2013, the outstanding balance under the loan was $98.2 million and was composed of $80.0 million of term debt and $18.2 million of revolving debt. As of January 29, 2013, an additional $101.8 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
For each calendar quarter, the interest rate on the U.S. Bank Portfolio Loan will be determined by the borrowing base leverage ratio as defined in the loan agreement and will range from 185 to 300 basis points over one-month LIBOR. Monthly payments are interest only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. We will have the right to prepay all or a portion of the U.S. Bank Portfolio Loan, subject to certain fees and conditions contained in the loan agreement.
The U.S. Bank Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech Center and the Tower on Lake Carolyn.
Share Redemption Program
On March 6, 2013, our board of directors approved a second amended and restated share redemption program (the “Second Amended Share Redemption Program”). For more information, see Part II, Item 9B, “Other Information - Share Redemption Program.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long‑term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest‑earning assets or interest‑bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the book values and the interest rates of our real estate loan receivable and notes payable as of December 31, 2012 based on the maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
	2013	2014	2015	2016	2017	Thereafter		Fair Value
Assets
Loan Receivable
Fixed Rate	$—	$—	$—	$13,691	$—	$—	$13,691	$13,563
Annual effective interest rate (1)	—	—	—	7.5%	—	—	7.5%
Liabilities
Notes payable
Variable Rate	$56,600	$63,200	$—	$—	$—	$—	$119,800	$119,284
Interest rate (2)	2.46%	2.21%	—	—	—	—	2.33%
_____________________
(1) The annual effective interest rate represents the effective interest rate as of December 31, 2012, using the interest method, which we use to recognize interest income on our real estate loan receivable.
(2) The interest rate represents the actual interest rate in effect as of December 31, 2012 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2012, where applicable.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of December 31, 2012, the fair value and carrying value of our fixed rate real estate loan receivable was $13.6 million and $13.7 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations. As of December 31, 2012, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $119.8 million of variable rate debt outstanding. Based on interest rates as of December 31, 2012, if interest rates were 100 basis points higher during the 12 months ending December 31, 2013, interest expense on our variable rate debt would increase by $1.2 million. As of December 31, 2012, one-month LIBOR was 0.2087% and if this index was reduced to 0% during the 12 months ending December 31, 2013, interest expense on our variable rate debt would decrease by $0.3 million. As of December 31, 2012, we did not own any variable rate real estate-related investments.

The annual effective interest rate of our fixed rate real estate loan receivable as of December 31, 2012 was 7.5%. The effective interest rate represents the effective interest rate as of December 31, 2012, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rate of our variable rate debt as of December 31, 2012 was 2.3%.  The weighted-average interest rate represents the actual interest rate in effect at December 31, 2012 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2012 where applicable.
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
In connection with the preparation of our Form 10‑K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2012, all items required to be disclosed under Form 8‑K were reported under Form 8‑K.
Share Redemption Program
On March 6, 2013, our board of directors approved the Second Amended Share Redemption Program. Pursuant to the Second Amended Share Redemption Program, we have modified how we will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then we would redeem all of such stockholder’s shares. If we are redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
There were no other changes to the share redemption program. The Second Amended Share Redemption Program will be effective for redemptions under the program 30 days after we file this Annual Report on Form 10-K. The complete plan document is filed as an exhibit to this Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age *
Peter M. Bren	President	79
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	61
Peter McMillan III	Executive Vice President, Treasurer, Secretary, and Director	55
Keith D. Hall	Executive Vice President	54
David E. Snyder	Chief Financial Officer	41
Stacie K. Yamane	Chief Accounting Officer	48
Hank Adler	Independent Director	66
Barbara R. Cambon	Independent Director	59
Stuart A. Gabriel, Ph.D.	Independent Director	59
_____________________
* As of March 1, 2013.
Peter M. Bren is our President, a position he has held since January 2010. He is also the Chairman of the Board and President of our advisor, President of KBS REIT I and President of KBS REIT II, positions he has held for these entities since October 2004, June 2005 and August 2007, respectively. Mr. Bren is President and a director of KBS Legacy Partners Apartment REIT, positions he has held since August 2009 and July 2009, respectively. In addition, Mr. Bren is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2009, 2005, 2007, 2008 and 2009, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2012, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $16.2 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.
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
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for approximately 20 years. Prior to taking his current positions as Chairman of the Board and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company, and was President of Lincoln Property Company, Europe. Mr. Bren is also a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. He is also a member of the Real Estate Round Table in Washington, D.C.

Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer and one of our directors, positions he has held since January 2010, January 2010 and December 2009, respectively. He is also the Chief Executive Officer of our advisor and the Chairman of the Board, Chief Executive Officer and a director of KBS REIT I, positions he has held for these entities since October 2004 and June 2005, respectively, and he is the Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held since August 2007, August 2007 and July 2007, respectively. In addition, Mr. Schreiber is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2009, 2005, 2007, 2008 and 2009, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2012, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $16.2 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.
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
Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly-formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development. Mr. Schreiber also serves as a member of the Executive Committee for the Public Non-Listed REIT Council for the National Association of Real Estate Investment Trusts.
Our board of directors has concluded that Mr. Schreiber is qualified to serve as a director, the Chairman of our Board and as our Chief Executive Officer for reasons including his extensive industry and leadership experience. Since the formation of the first investment advisor affiliated with Messrs. Bren and Schreiber in 1992, and through December 31, 2012, Mr. Schreiber has been involved in the investment in or management of over $16.2 billion of real estate investments through KBS affiliates. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 20 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber is best-positioned to provide our board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I and KBS REIT II, Mr. Schreiber brings to our board of directors demonstrated management and leadership ability.

Peter McMillan III is one of our Executive Vice Presidents, our Treasurer and Secretary, and one of our directors, positions he has held since January 2010. He is also an Executive Vice President, Treasurer, Secretary and a director of KBS REIT I and KBS REIT II; President, Chairman of the Board and a director of KBS Strategic Opportunity REIT; and an Executive Vice President of KBS Legacy Partners Apartment REIT, positions he has held for these entities since June 2005, August 2007, December 2008 and August 2009, respectively. In addition, Mr. McMillan is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2009, 2005, 2007, 2008 and 2009, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. McMillan is a co-founder and the Managing Partner of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a director of TCW/Metropolitan West Funds and is a former director of Steinway Musical Instruments, Inc.
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate‑related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate‑related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct the board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and TCW/Metropolitan West Funds, and as a former director of Steinway Musical Instruments, Inc., provide him with an understanding of the requirements of serving on a public company board.
Keith D. Hall is one of our Executive Vice Presidents, a position he has held since January 2010. He is an Executive Vice President of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and August 2007, respectively. He is also the Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively. In addition, Mr. Hall is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2009, 2005, 2007, 2008 and 2009, respectively. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
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
Mr. Snyder was an adjunct accounting professor at Biola University from 1998 to 2005, teaching courses in auditing and accounting. He was the director of financial reporting at Regency Health Services, Inc., a skilled nursing provider, from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder received a Bachelor of Science Degree in Business Administration with an emphasis in Accounting from Biola University in La Mirada, California. Mr. Snyder is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2010. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, positions she has held for these entities since October 2008, October 2008, October 2008, August 2009 and August 2009, respectively. From July 2007 until December 2008, Ms. Yamane served as the Chief Financial Officer and from July 2007 to October 2008, she served as Controller of KBS REIT II; from October 2004 to October 2008, she served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I; and from June 2005 to October 2008, she served as Controller of KBS REIT I.
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
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 25 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
Hank Adler is one of our independent directors and is the chair of our audit committee, positions he has held since September 2010. Professor Adler is also an independent director and chair of the audit committee of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and March 2008, respectively. He is currently an Assistant Professor of Accounting at Chapman University. Prior to his retirement from Deloitte & Touche, LLP in 2003, Professor Adler was a partner with that firm where he had been employed for over 30 years. He specialized in tax accounting and served as client service and tax partner for a variety of public and private companies. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of California, Los Angeles. Professor Adler currently serves on the board of directors, on the compliance committee and as chairman of the audit committee of Corinthian Colleges, Inc., and he formerly served on the board of directors and on the finance committee of Healthy Smiles for Kids of Orange County, a California non-profit entity. From 1998 to 2007, he also chaired the Toshiba Senior Classic charity event, a PGA Senior Tour championship event. From 1994 to 2006, he served on the board of directors of Hoag Memorial Hospital Presbyterian. In the 1990s, he served on the board of trustees and as President of the Irvine Unified School District.

Our board of directors has concluded that Professor Adler is qualified to serve as an independent director and as the chair of our audit committee for reasons including his extensive experience in public accounting. With over 30 years at one of the big four accounting firms, Professor Adler brings to our board critical insights into and an understanding of the accounting principles and financial reporting rules and regulations affecting our company. His expertise in evaluating the financial and operational results of public companies and overseeing the financial reporting process makes him a valuable member of our board of directors and our audit committee. In addition, as a director and chair of the audit committee of KBS REIT I and KBS REIT II, as a director of Corinthian Colleges, Inc., and as a former director of Hoag Memorial Hospital Presbyterian and of Healthy Smiles for Kids of Orange County, Professor Adler is well aware of the corporate governance and regulatory issues facing public companies.
Barbara R. Cambon is one of our independent directors and is the chair of our conflicts committee, positions she has held since September 2010. Ms. Cambon is also an independent director and chair of the conflicts committee of KBS REIT I and KBS REIT II, positions she has held for these entities since June 2005 and March 2008, respectively. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she also served as a Managing Member of Snowcreek Management LLC, a real estate asset-management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been involved in the real estate investment business for 30 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as its Chief Operating Officer. Prior to joining Colony Capital in 1999, Ms. Cambon was President and founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past director and chairman of the board of the Pension Real Estate Association and past Director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the board of directors and on the audit and nominating and corporate governance committees of BioMed Realty Trust, Inc., on the board of directors of Neighborhood National Bancorp and on the University of San Diego Burnham-Moores Center for Real Estate’s Policy Advisory Board. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.
Our board of directors has concluded that Ms. Cambon is qualified to serve as an independent director and as the chair of our conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s 30 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As a managing member of her own real estate asset-management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service as a director and chair of the conflicts committee of KBS REIT I and KBS REIT II, as a director and member of the audit and nominating and corporate governance committees of BioMed Realty Trust, Inc., all public REITs, and as a director of Neighborhood National Bancorp, gives her additional perspective and insight into large public real estate companies such as ours.
Stuart A. Gabriel, Ph.D. is one of our independent directors, a position he has held since September 2010. Professor Gabriel is also an independent director of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and March 2008, respectively. Since June 2007, Professor Gabriel has served as Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. He received a number of awards at USC for outstanding graduate teaching. In 2004, he was elected President of the American Real Estate and Urban Economics Association. From September 2004 through July 2008, Professor Gabriel served as a director of IndyMac Bank, F.S.B. Professor Gabriel serves on the editorial boards of seven academic journals. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Professor Gabriel has published extensively on the topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. Prior to joining the USC faculty in 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.

Our board of directors has concluded that Professor Gabriel is qualified to serve as an independent director for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to our board of directors. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of KBS REIT I, KBS REIT II and IndyMac Bank, F.S.B., he also has an understanding of the requirements of serving on a public company board.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2012.

Name	Fees Earned in 2012 or Paid in Cash	All Other Compensation	Total
Hank Adler	$98,837	$—	$98,837
Barbara R. Cambon	100,337	—	100,337
Stuart A. Gabriel, Ph.D.	95,337	—	95,337
Charles J. Schreiber, Jr. (1)	—	—	—
Peter McMillan (1)	—	—	—
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
Stock Ownership
The following table sets forth the beneficial ownership of our common stock as of March 4, 2013, for each person or group that held more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

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
(3) The shares are owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee and the conflicts committee of our board are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has determined that Hank Adler, Barbara R. Cambon and Stuart A. Gabriel, Ph.D. each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of our board. In determining that Professor Gabriel is independent under the New York Stock Exchange independence standards, our board of directors considered that Mr. Bren is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, that Professor Gabriel is a Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management and that in March 2012, Mr. Bren pledged a gift of $1.25 million to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. The contribution by Mr. Bren would be made over five years in the amount of $250,000 per year. Because this contribution is to a tax exempt entity and the contribution will not exceed $250,000 in any year, the board of directors determined that this contribution was not material and Professor Gabriel met the New York Stock Exchange independence standards. All of our independent directors also serve as independent directors of KBS REIT I and KBS REIT II. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.
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
Certain Transactions with Related Persons
As described further below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own our advisor, KBS Capital Advisors LLC, and the dealer manager of our public offering, KBS Capital Markets Group LLC. We refer to these individuals as our sponsors. They are also some of our executive officers. All four of our sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.

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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring September 27, 2013, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2012 through the most recent date practicable, which was February 28, 2013, we have compensated our advisor as set forth below.
Our advisor or its affiliates have paid, and may pay in the future, some of our organization and other offering costs (other than selling commissions and dealer manager fees) incurred in connection with our public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of our primary offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by FINRA) exceed 2% of the gross proceeds we raised in our respective offering. From January 1, 2012 through February 28, 2013, our advisor incurred approximately $2.1 million of organization and offering expenses on our behalf, all of which have been reimbursed by the Company as of February 28, 2013.

We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. Acquisition fees from January 1, 2012 through February 28, 2013 totaled approximately $3.6 million. We did not originate or purchase any loans from January 1, 2012 through February 28, 2013. As of February 28, 2013, we had paid the $3.6 million of acquisition fees incurred from January 1, 2012 through February 28, 2013.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2012 through February 28, 2013, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid or payable to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding the acquisition or origination fees paid or payable to our advisor), as of the time of calculation. From January 1, 2012 through February 28, 2013, our asset management fees totaled $2.2 million, all of which have been paid as of February 28, 2013.
Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2012 through February 28, 2013, we had reimbursed our advisor for $0.1 million of operating expenses, including $0.1 million of employee costs.
In connection with our public offering, our sponsors agreed to provide additional indemnification to one of the participating broker dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure our sponsors’ obligations under this indemnification agreement in exchange for reimbursement to us by our sponsors for all costs, expenses and premiums related to this supplemental coverage. From January 1, 2012 through February 28, 2013, our advisor had incurred $73,000 for the costs of the supplemental coverage obtained by us, all of which has been paid to the insurer or reimbursed to us.
Our Relationship with KBS Capital Markets Group. On October 26, 2010, upon the launch of our public offering, we entered into the dealer manager agreement with our dealer manager. Pursuant to the agreement, our dealer manager is entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions are not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales. The dealer manager reallows 100% of selling commissions to broker-dealers participating in our public offering. From its dealer manager fee, our dealer manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker‑dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2012 through February 28, 2013, we incurred selling commissions of $12.2 million, of which 100% was reallowed to participating broker-dealers. From January 1, 2012 through February 28, 2013, we incurred dealer manager fees of $5.8 million, of which $2.3 million was reallowed by our dealer manager to participating broker-dealers.

In addition to selling commissions and dealer manager fees, we are also obligated to reimburse our dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These expenses include, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with our public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares by such broker‑dealers and the ownership of our shares by such broker-dealers’ customers. We reimburse our dealer manager for such underwriting compensation as discussed in the prospectus for our public offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from the offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our dealer manager or our advisor may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. From January 1, 2012 through February 28, 2013, our dealer manager sought reimbursement for $2.0 million in expenses, all of which had been paid as of February 28, 2013.
We have also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our investors serviced through the platform. From January 1, 2012 through February 28, 2013, we incurred and paid $7,000 of costs and expenses related to the AIP Reimbursement Agreement.
Currently Proposed Transactions. On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. Upon effectiveness of the Follow-on Offering, we expect that we will incur, among other fees, origination and acquisition, disposition and asset management fees payable to our advisor related to investments that would be made with the net proceeds of the offering, and selling commissions and dealer manager fees payable to our dealer manager, in connection with services provided to us in relation to the Follow-on Offering. We will also reimburse our advisor and dealer manager for certain offering costs incurred by them and for the provision of certain services to us in connection with the Follow-on Offering. There are no other currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2012, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2011 and 2012 all services rendered by Ernst & Young were pre‑approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2012 and 2011, are set forth in the table below.

	2012	2011
Audit Fees	$421,000	$254,000
Audit-related fees	104,000	13,000
Tax fees	43,307	16,145
All other fees	399	399
Total	$568,706	$283,544
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
The following financial statement schedule is included herein at pages F-31 through F-32 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b)    Exhibits
EXHIBIT LIST
Ex. Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 30, 2010

4.1
Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.3
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.1
Contract of Sale (related to Town Center), by and between North Dallas Town Center LP, Tennyson Development LP and KBS Capital Advisors LLC, dated as of December 27, 2011, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.2
First Amendment to Contract of Sale (related to Town Center), by and between North Dallas Town Center LP, Tennyson Development LP and KBS Capital Advisors LLC, dated as of January 11, 2012, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.3
Second Amendment to Contract of Sale (related to Town Center), by and between North Dallas Town Center LP, Tennyson Development LP and KBS Capital Advisors LLC, dated as of January 19, 2012, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.4
Third Amendment to Contract of Sale (related to Town Center), by and between North Dallas Town Center LP, Tennyson Development LP and KBS Capital Advisors LLC, dated as of February 10, 2012, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.5
Fourth Amendment to Contract of Sale (related to Town Center), by and between North Dallas Town Center LP, Tennyson Development LP and KBS Capital Advisors LLC, dated as of February 15, 2012, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.6
Assignment and Assumption of Purchase Agreement (related to Town Center), by and between KBS Capital Advisors LLC and KBSIII Legacy Town Center, LLC, dated as of February 15, 2012, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.7
Fifth Amendment to Contract of Sale (related to Town Center), by and between North Dallas Town Center LP, Tennyson Development LP and KBSIII Legacy Town Center, LLC, dated as of February 16, 2012, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

Ex. Description

10.8
Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBS Capital Advisors LLC, dated as of February 21, 2012, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.9
Purchase Agreement for Real Property and Escrow Instructions (related to Gateway Tech Center), by and between KBS Capital Advisors LLC and SLHNet Investments, L.C., dated as of March 8, 2012, incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 20, 2012

10.10
First Amendment to Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBS Capital Advisors LLC, dated as of March 13, 2012, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.11
Second Amendment to Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBS Capital Advisors LLC, dated as of March 15, 2012, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.12
Third Amendment to Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBS Capital Advisors LLC, dated as of March 16, 2012, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.13
Assignment and Assumption of Purchase Agreement (related to the McEwen Building), by and between KBS Capital Advisors LLC and KBSIII 1550 West McEwen Drive, LLC, dated as of March 16, 2012, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.14
Fourth Amendment to Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBSIII 1550 West McEwen Drive, LLC, dated as of March 19, 2012, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.15
Limited Guaranty (related to Town Center), by KBS REIT Properties III, LLC, for the benefit of Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.16
Loan Agreement (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.17
Modification Agreement (related to Town Center), by and between KBS Domain Gateway, LLC, KBSIII Las Cimas IV, LLC and Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.18
First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to Town Center), by and between KBSIII Domain Gateway, LLC and Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.19
First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to Town Center), by and between KBSIII Las Cimas IV, LLC and Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

10.20
Secured Promissory Note (related to Town Center), by KBSIII Legacy Town Center, LLC, for the benefit of Wells Fargo Bank, National Association, dated as of March 27, 2012, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 6, 2012

Ex. Description

10.21
Assignment and Assumption of Purchase Agreement (related to Gateway Tech Center), by and between KBS Capital Advisors LLC and KBSIII 155 North 400 West, LLC, dated as of April 9, 2012, incorporated by reference to Exhibit 10.40 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 20, 2012

10.22
First Amendment to Purchase Agreement for Real Property and Escrow Instructions (related to Gateway Tech Center), by and between SLHNet Investments, L.C. and KBSIII 155 North 400 West, LLC, dated as of April 10, 2012, incorporated by reference to Exhibit 10.41 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 20, 2012

10.23
Fifth Amendment to Purchase and Sale Agreement and Escrow Instructions (related to the McEwen Building), by and between AGL/SLC McEwen No. 2, LLC and KBSIII 1550 West McEwen Drive, LLC, dated as of April 30, 2012, incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.24
Loan Agreement (related to Domain Gateway, Las Cimas IV and the McEwen Building), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated as of April 30, 2012, incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.25
Promissory Note (Revolving Loan) (related to Domain Gateway, Las Cimas IV and the McEwen Building), by KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC and KBSIII 1550 West McEwen Drive, LLC for the benefit of U.S. Bank National Association, dated as of April 30, 2012, incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.26
Repayment Guaranty (related to Domain Gateway, Las Cimas IV and the McEwen Building), by KBS REIT Properties III, LLC and KBS Real Estate Investment Trust III, Inc. for the benefit of U.S. Bank National Association, dated as of April 30, 2012, incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.27
Assumption and Joinder Agreement (related to Gateway Tech Center), by and among KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated as of May 9, 2012, incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.28
Additional Advance and Modification Agreement (Long Form) (related to Domain Gateway, Las Cimas IV, the McEwen Building and Gateway Tech Center), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 1, 2012, incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.29
Additional Advance and Modification Agreement (Short Form) (related to Domain Gateway), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 1, 2012, incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.30
Additional Advance and Modification Agreement (Short Form) (related to Las Cimas IV), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 1, 2012, incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.31
Additional Advance and Modification Agreement (Short Form) (related to the McEwen Building), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 1, 2012, incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

Ex. Description

10.32
Additional Advance and Modification Agreement (Short Form) (related to Gateway Tech Center), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 1, 2012, incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 20, 2012

10.33
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated September 27, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2012

10.34
Purchase and Sale Agreement (related to Tower on Lake Carolyn), by and between SP III 909 Lake Carolyn Parkway, L.P. and KBS Capital Advisors LLC, dated as of December 5, 2012, incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.35
Assignment and Assumption of Purchase and Sale Agreement (related to Tower on Lake Carolyn), by and between KBS Capital Advisors LLC and KBSIII Tower at Lake Carolyn, LLC, dated as of December 18, 2012 , incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.36
First Amendment to Purchase and Sale Agreement (related to Tower on Lake Carolyn), by and between SP III 909 Lake Carolyn Parkway, L.P. and KBSIII Tower at Lake Carolyn, LLC, dated as of December 19, 2012, incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.37
Sale, Purchase and Escrow Agreement (related to RBC Plaza), by and between Brookfield DB Inc., KBS Capital Advisors LLC and Commonwealth Land title Insurance Company, dated as of December 20, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.38
Assignment and Assumption of Purchase Agreement (related to RBC Plaza), by and between KBS Capital Advisors LLC and KBSIII 60 South Sixth Street, LLC, dated as of January 18, 2013, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.39
Reinstatement and First Amendment to Sale, Purchase and Escrow Agreement (related to RBC Plaza), by and between Brookfield DB Inc. and KBSIII 60 South Sixth Street, LLC, dated as of January 21, 2013, incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.40
Assumption and Joinder Agreement (related to Tower on Lake Carolyn), by and among KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, U.S. Bank National Association, Regions Bank and Fifth Third Bank, dated as of January 29, 2013, incorporated by reference to Exhibit 10.57 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.41
Amended and Restated Promissory Note (Revolving Loan) (related to Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech and the Tower on Lake Carolyn), by KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC and KBSIII 1550 West McEwen Drive, LLC for the benefit of Fifth Third Bank, dated as of January 29, 2013, incorporated by reference to Exhibit 10.58 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.42
Amended and Restated Promissory Note (Revolving Loan) (related to Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech and the Tower on Lake Carolyn), by KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC and KBSIII 1550 West McEwen Drive, LLC for the benefit of Regions Bank, dated as of January 29, 2013, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.43
Amended and Restated Promissory Note (Revolving Loan) (related to Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech and the Tower on Lake Carolyn), by KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC and KBSIII 1550 West McEwen Drive, LLC for the benefit of U.S. Bank National Association, dated as of January 29, 2013, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

Ex. Description

10.44
Third Modification and Additional Advance Agreement (Short Form - 155 North) (related to the Tower on Lake Carolyn), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII Tower at Lake Carolyn, LLC and U.S. Bank National Association, dated as of January 29, 2013, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.45
Third Modification and Additional Advance Agreement (Short Form - Domain Gateway) (related to the Tower on Lake Carolyn), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII Tower at Lake Carolyn, LLC and U.S. Bank National Association, dated as of January 29, 2013, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.46
Third Modification and Additional Advance Agreement (Short Form - Las Cimas) (related to the Tower on Lake Carolyn), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII Tower at Lake Carolyn, LLC and U.S. Bank National Association, dated as of January 29, 2013, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.47
Third Modification and Additional Advance Agreement (Short Form - McEwen) (related to the Tower on Lake Carolyn), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII Tower at Lake Carolyn, LLC and U.S. Bank National Association, dated as of January 29, 2013, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.48
Additional Advance and Modification Agreement (Long Form) (related to the Tower on Lake Carolyn), by and among KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII Tower at Lake Carolyn, LLC, Regions Bank, Fifth Third Bank and U.S. Bank National Association, dated as of January 29, 2013, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.49
Deed of Trust (With Assignment of Leases and Rents, Security Agreement and Fixture Filing) (Lake Carolyn) (related to the Tower on Lake Carolyn), by KBSIII Tower at Lake Carolyn, LLC for the benefit of U.S. Bank National Association, dated January 29, 2013, incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.50
Guaranty Agreement (related to RBC Plaza), by KBS REIT Properties III, LLC for the benefit of Bank of America, N.A., dated as of January 31, 2013, incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.51
Promissory Note (related to RBC Plaza), by KBSIII 60 South Street, LLC for the benefit of Bank of America, N.A., dated as of January 31, 2013, incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.52
Term Loan Agreement (related to RBC Plaza), by and between KBSIII 60 South Street, LLC and Bank of America, N.A., dated as of January 31, 2013, incorporated by reference to Exhibit 10.69 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.53
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to RBC Plaza), by KBSIII 60 South Street, LLC for the benefit of Bank of America, N.A., dated as of January 31, 2013, incorporated by reference to Exhibit 10.70 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

Ex. Description

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

99.1
Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 30, 2010

99.2	Second Amended and Restated Share Redemption Program

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust III, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. Our audits also included the financial statement schedule in Item 15(a), Schedule III‑Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust III, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 8, 2013

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011

Assets
Real estate:
Land	$32,384	$7,500
Buildings and improvements	246,258	63,849
Tenant origination and absorption costs	40,418	12,080
Total real estate, cost	319,060	83,429
Less accumulated depreciation and amortization	(14,090)	(1,100)
Total real estate, net	304,970	82,329
Real estate loan receivable, net	13,691	10,310
Cash and cash equivalents	23,518	37,179
Rents and other receivables, net	3,545	383
Above-market leases, net	881	101
Deferred financing costs, prepaid expenses and other assets	2,779	556
Total assets	$349,384	$130,858
Liabilities and stockholders’ equity
Notes payable	$119,800	$42,250
Accounts payable and accrued liabilities	8,054	1,920
Due to affiliates	16	13
Distributions payable	1,465	533
Below-market leases, net	5,152	298
Other liabilities	2,872	833
Total liabilities	137,359	45,847
Commitments and contingencies (Note 13)
Redeemable common stock	4,804	740
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 27,148,131 and 10,468,043 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	271	105
Additional paid-in capital	231,792	88,801
Cumulative distributions and net losses	(24,842)	(4,635)
Total stockholders’ equity	207,221	84,271
Total liabilities and stockholders’ equity	$349,384	$130,858
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011
Revenues:
Rental income	$21,155	$1,426
Tenant reimbursements	5,122	691
Interest income from real estate loan receivable	889	395
Other operating income	117	—
Total revenues	27,283	2,512
Expenses:
Operating, maintenance, and management	5,922	421
Real estate taxes and insurance	4,567	314
Asset management fees to affiliate	1,732	178
Real estate acquisition fees to affiliates	2,296	836
Real estate acquisition fees and expenses	1,069	432
General and administrative expenses	1,974	1,386
Depreciation and amortization	13,865	1,100
Interest expense	3,568	300
Total expenses	34,993	4,967
Other income:
Other interest income	28	15
Net loss	$(7,682)	$(2,440)
Net loss per common share, basic and diluted	$(0.40)	$(0.66)
Weighted-average number of common shares outstanding, basic and diluted	19,253,338	3,724,745
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	20,000	$1	$199	$—	$200
Issuance of common stock	10,448,043	104	103,926	—	104,030
Transfers to redeemable common stock	—	—	(740)	—	(740)
Distributions declared	—	—	—	(2,195)	(2,195)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(9,434)	—	(9,434)
Other offering costs	—	—	(5,150)	—	(5,150)
Net loss	—	—	—	(2,440)	(2,440)
Balance, December 31, 2011	10,468,043	$105	$88,801	$(4,635)	$84,271
Issuance of common stock	16,755,000	167	166,690	—	166,857
Transfers to redeemable common stock	—	—	(4,501)	—	(4,501)
Redemptions of common stock	(74,912)	(1)	(739)	—	(740)
Distributions declared	—	—	—	(12,525)	(12,525)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,972)	—	(14,972)
Other offering costs	—	—	(3,487)	—	(3,487)
Net loss	—	—	—	(7,682)	(7,682)
Balance, December 31, 2012	27,148,131	$271	$231,792	$(24,842)	$207,221
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(7,682)	$(2,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,865	1,100
Noncash interest income on real estate-related investment	22	2
Deferred rents	(2,281)	(279)
Amortization of above- and below-market leases, net	(383)	(1)
Amortization of deferred financing costs	881	71
Changes in operating assets and liabilities:
Rents and other receivables	(878)	(104)
Deferred financing costs, prepaid expenses and other assets	(1,495)	(315)
Accounts payable and accrued liabilities	4,006	1,857
Other liabilities	1,602	833
Net cash provided by operating activities	7,657	724
Cash Flows from Investing Activities:
Acquisitions of real estate	(228,308)	(83,087)
Improvements to real estate	(1,712)	(128)
Investment in real estate loan receivable	—	(10,312)
Advances on real estate loans receivable	(3,403)	—
Net cash used in investing activities	(233,423)	(93,527)
Cash Flows from Financing Activities:
Proceeds from notes payable	180,250	42,250
Principal repayments on notes payable	(102,700)	—
Payments of deferred financing costs	(1,544)	(312)
Proceeds from issuance of common stock	161,616	103,290
Payments to redeem common stock	(740)	—
Payments of commissions on stock sales and related dealer manager fees	(14,972)	(9,434)
Payments of other offering costs	(3,453)	(5,090)
Distributions paid to common stockholders	(6,352)	(922)
Net cash provided by financing activities	212,105	129,782
Net (decrease) increase in cash and cash equivalents	(13,661)	36,979
Cash and cash equivalents, beginning of period	37,179	200
Cash and cash equivalents, end of period	$23,518	$37,179
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,539	$138
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$5,241	$740
Increase in other offering costs payable	$47	$60
Increase in distributions payable	$932	$533
Increase in redeemable common stock payable	$437	—
Increase in capital expenses payable	$1,974	$16
Increase in lease commissions payable	$123	$—
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2012, the Advisor owned 20,000 shares of the Company’s common stock.
The Company intends to invest in a diverse portfolio of real estate properties and real estate-related assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of December 31, 2012, the Company owned six office properties and one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through December 31, 2012, the Company had sold 27,203,043 shares of common stock for gross offering proceeds of $270.9 million, including 629,560 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $6.0 million. The Company has extended its primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013.
As of December 31, 2012, the Company had redeemed 74,912 shares sold in the Offering for $0.7 million.
On February 14, 2013, the Company filed a registration statement on Form S-11 with the SEC to register a follow-on public offering (the “Follow-on Offering”). Pursuant to the Follow-on Offering registration statement, the Company proposes to register up to $2,000,000,000 of shares of common stock for sale to the public in the primary offering. The Company also expects to register up to $760,000,000 of shares of common stock pursuant to the Company’s dividend reinvestment plan in the Follow-on Offering. The Company currently expects to commence the Follow-on Offering during the fourth quarter of 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.
The consolidated financial statements include the accounts of the Company, REIT Holdings III, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Use of Estimates
The preparation of the consolidated financial statements and the notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments. As of December 31, 2012, the Company had made no investment in real estate securities.
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
Real Estate Acquisition Valuation
The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.
The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2012 and 2011.
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
As of December 31, 2012, there was no loan loss reserve and the Company did not record any impairment losses related to its real estate loan receivable during the years ended December 31, 2012 and 2011. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
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
December 31, 2012

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2012.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2012. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits the majority of its funds.
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
December 31, 2012

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
Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan (the “DRP”) pursuant to which common stockholders may elect to have all or a portion of their dividends and other distributions reinvested in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share that is not based on the price to acquire a share in its primary offering or follow-on public offerings, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as updated by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share that is not based on the price to acquire a share in its primary offering or follow-on public offerings after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities— whether through the Offering or follow-on public offerings – and has not done so for up to 18 months. The Company currently expects to update the estimated value per share every 12 to 18 months thereafter. For purposes of determining when its offering stage is complete, the Company does not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a DRP, employee benefit plan or the redemption of interests in its Operating Partnership. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Redeemable Common Stock
The Company’s board of directors has adopted an amended and restated share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.
There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document), the Company may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document), the prices at which the Company will redeem shares are as follows:

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
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption plan document) will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of common stock that is not based on the price to acquire a share in the Company’s primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share as of the redepmtion date, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share that is not based on the price to acquire a share in its primary initial public offering or a follow-on public offering after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities - whether through the Offering or follow-on public offerings - and has not done so for up to 18 months. The Company currently expects to update the estimated value per share every 12 to 18 months thereafter. For purposes of determining when its offering stage is complete, the Company does not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a DRP, employee benefit plan or the redemption of interests in its Operating Partnership.
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to the Company’s stockholders. The Company may provide this notice by including such information in a Current Report on Form 8‑K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could purchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year dividend reinvestment plan as redeemable common stock in the accompanying consolidated balance sheets.
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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2012, the Company redeemed $0.7 million of shares of common stock. As of December 31, 2012, the Company had $0.4 million of outstanding and unfulfilled redemption requests, representing 43,194 shares, and recorded $0.4 million of other liabilities on the accompanying consolidated balance sheets related to these unfulfilled redemption requests. Effective January 1, 2013, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, the Company has $5.2 million available for redemption in 2013. The Company redeemed the remaining outstanding and unfulfilled redemption requests as of December 31, 2012 of $0.4 million on the January 31, 2013 redemption date.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the years ended December 31, 2012, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs. See Note 9, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement, the Dealer Manager Agreement or the AIP Reimbursement Agreement.
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
December 31, 2012

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
The Company reimburses the Advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on organization and offering expenses, does not exceed 15% of the gross proceeds of the Company’s primary offering and the offering under its dividend reinvestment plan as of the date of reimbursement. At the termination of the primary offering and at the termination of the offering pursuant to the dividend reinvestment plan, the Advisor has agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by the Company exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary offering and again at the end of the offering pursuant to the dividend reinvestment plan, the Advisor has agreed to reimburse the Company to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds the Company raised in the respective offering.
The Company directly pays or reimburses the Dealer Manager for underwriting compensation as discussed in the prospectus for the Offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, the Dealer Manager must reimburse the Company to the extent that the Company’s reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. The Company also pays directly or reimburses the Dealer Manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by the Company to the Dealer Manager may cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Company’s primary offering and the offering pursuant to its dividend reinvestment plan as of the date of reimbursement.
As of December 31, 2012, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2012, including shares issued through the Company’s dividend reinvestment plan, the Company had sold 27,203,043 shares in the Offering for gross offering proceeds of $270.9 million and recorded selling commissions and dealer manager fees of $24.4 million and other offering costs of $8.6 million.  Organization costs are expensed as incurred and offering costs, which include selling commissions, dealer manager fees and other offering-related costs, are charged as incurred as a reduction to stockholders’ equity.
Acquisition and Origination Fees
The Company pays the Advisor an acquisition fee equal to 1.0% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee equal to 1.0% of the amount to be funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of these loans. The Company does not pay an acquisition fee with respect to investments in loans.
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
December 31, 2012

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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends‑paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2012 and 2011. As of December 31, 2012, the return for 2011 remains subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2012 and 2011.
Distributions declared per share were $0.65 and $0.34 during the years ended December 31, 2012 and 2011, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from June 24, 2011 through December 31, 2012. For each day that was a record date for distributions during the period from June 24, 2011 through December 31, 2012, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from June 24, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2012 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 10, “Segment Information.”
Square Footage, Occupancy and Other Measures
Square footage, number of acres, occupancy and other measures used to describe real estate and real estate-related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Recently Issued Accounting Standards Update
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with International Financial Reporting Standards and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity’s financial statements. The Company does not expect the adoption of ASU No. 2011-11 will have a material impact to its consolidated financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2012, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Town Center	Plano	TX	03/27/2012	$7,428	$95,780	$12,767	$9	$(3,412)	$112,572
McEwen Building	Franklin	TN	04/30/2012	5,600	28,946	5,758	192	(496)	40,000
Gateway Tech Center	Salt Lake City	UT	05/09/2012	9,800	15,284	4,767	398	(13)	30,236
Tower on Lake Carolyn	Irving	TX	12/21/2012	2,056	38,869	5,710	317	(1,452)	45,500
				$24,884	$178,879	$29,002	$916	$(5,373)	$228,308
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Town Center	6.2	1.7	7.9
McEwen Building	6.6	6.1	8.7
Gateway Tech Center	5.5	5.2	2.1
Tower on Lake Carolyn	5.4	3.5	6.9
The Company recorded each real estate acquisition as a business combination and expensed $3.4 million of acquisition costs. For the year ended December 31, 2012, the Company recognized $16.0 million of total revenues and $9.6 million of operating expenses from these properties.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

4.	REAL ESTATE
As of December 31, 2012, the Company’s real estate portfolio was composed of six office properties encompassing in the aggregate approximately 1.6 million rentable square feet. As of December 31, 2012, the Company’s real estate portfolio was collectively 92% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2012 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(2,779)	$44,594
Las Cimas IV	10/28/2011	Austin	TX	Office	36,089	(2,679)	33,410
Town Center	03/27/2012	Plano	TX	Office	118,698	(5,302)	113,396
McEwen Building	04/30/2012	Franklin	TN	Office	40,304	(1,497)	38,807
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,961	(1,693)	28,268
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	46,635	(140)	46,495
					$319,060	$(14,090)	$304,970
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2012, the leases had remaining terms, excluding options to extend, of up to 10.7 years with a weighted-average remaining term of 5.1 years. Some of the leases have provisions to extend the term of the leases, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.7 million and $0.4 million as of December 31, 2012 and December 31, 2011, respectively.
During the years ended December 31, 2012 and 2011, the Company recognized deferred rent from tenants of $2.3 million and $0.3 million, respectively. As of December 31, 2012 and December 31, 2011, the cumulative deferred rent balance was $2.6 million and $0.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets.
As of December 31, 2012, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2013	$30,953
2014	29,678
2015	27,081
2016	24,961
2017	20,698
Thereafter	41,873
$175,244

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

As of December 31, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	20	$6,476	19.5%
Other Services	15	4,648	14.0%
		$11,124	33.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
As of December 31, 2012, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio Rentable Sq. Ft. Leased	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
OneWest Bank	Domain Gateway	Finance	173,962	12.0%	$3,716	11.2%	$21.36	08/31/2019
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2012 and does not take into account any tenant renewal or termination options.
Geographic Concentration Risk
As of December 31, 2012, the Company’s net investments in real estate in Texas represented 68% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas real estate market.  Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Cost	$40,418	$12,080	$1,025	$110	$(5,659)	$(308)
Accumulated Amortization	(6,268)	(508)	(144)	(9)	507	10
Net Amount	$34,150	$11,572	$881	$101	$(5,152)	$(298)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Year Ended December 31,		For the Year Ended December 31,		For the Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Amortization	$(6,424)	$(508)	$(136)	$(9)	$519	$10
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2012 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2013	$(7,899)	$(287)	$834
2014	(6,469)	(198)	818
2015	(5,281)	(137)	760
2016	(4,614)	(115)	678
2017	(3,526)	(102)	560
Thereafter	(6,361)	(42)	1,502
	$(34,150)	$(881)	$5,152
Weighted-Average Remaining Amortization Period	5.8 years	4.2 years	7.2 years

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

6.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2012 and December 31, 2011, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2012 (1)	Book Value as of December 31, 2012 (2)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination (4)
Dallas, Texas	06/24/2011	Office	Mortgage	$13,599	$13,691	$10,310	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of December 31, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of December 31, 2012.
(4) As of December 31, 2012, $13.6 million had been disbursed under the Aberdeen First Mortgage Loan and an additional $10.3 million remained available for future funding, subject to certain conditions set forth in the loan agreement.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2012 (in thousands):

Real estate loan receivable - December 31, 2011	$10,310
Advances on real estate loan receivable	3,403
Amortization of closing costs and origination fees on originated real estate loan receivable	(22)
Real estate loan receivable - December 31, 2012	$13,691

For the years ended December 31, 2012 and 2011, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Year Ended December 31,
	2012	2011
Contractual interest income	$911	$397
Amortization of closing costs and origination fees	(22)	(2)
Interest income from real estate loan receivable	$889	$395
As of December 31, 2012 and December 31, 2011, interest receivable from the real estate loan receivable was $0.1 million and $0.1 million, respectively, and was included in rents and other receivables.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

7.	NOTES PAYABLE
As of December 31, 2012 and December 31, 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of December 31, 2012(1)	Effective Interest Rate as of December 31, 2012 (1)	Payment Type	Maturity Date
Portfolio Bridge Loan (2)	$—	$42,250	(2)	(2)	(2)	(2)
Town Center Mortgage Loan	56,600	—	One-month LIBOR + 2.25%	2.46%	Interest Only	03/27/2013
U.S. Bank Portfolio Loan (3)	63,200	—	One-month LIBOR + 2.00%	2.21%	Interest Only	05/01/2014
Total Notes Payable	$119,800	$42,250
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2012. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2012 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2012, where applicable.
(2) In connection with the closing of the U.S. Bank Portfolio Loan, the Company repaid this loan in full. See “U.S. Bank Portfolio Loan.”
(3) As of December 31, 2012, the U.S. Bank Portfolio Loan was secured by Domain Gateway, Las Cimas IV, the McEwen Building and Gateway Tech Center. The Tower on Lake Carolyn was subsequently added as security. See “U.S. Bank Portfolio Loan” for events subsequent to December 31, 2012.
As of December 31, 2012 and 2011, the Company’s deferred financing costs were $0.9 million and $0.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2012 and 2011, the Company incurred $3.6 million and $0.3 million of interest expense, respectively. As of December 31, 2012 and December 31, 2011, $0.2 million and $0.1 million of interest expense were payable. Included in interest expense for the years ended December 31, 2012 and 2011, were $0.9 million and $0.1 million of amortization of deferred financing costs, respectively.
The Company’s notes payable contain financial debt covenants. As of December 31, 2012, the Company was in compliance with these debt covenants.
U.S. Bank Portfolio Loan
On April 30, 2012, in connection with the Company’s acquisition of the McEwen Building, the Company, through indirect wholly owned subsidiaries, entered into a two-year portfolio loan with U.S. Bank National Association (the “Lender”), an unaffiliated lender, for an amount up to $100.0 million (the “U.S. Bank Portfolio Loan”), of which $40 million was term debt and $60 million was revolving debt. During the term of the U.S. Bank Portfolio Loan, the Company had an option to increase the loan amount by up to an additional $100.0 million to a maximum of $200 million, 60% of which amount would be revolving debt and 40% would be term debt, with the addition of one or more properties to secure the U.S. Bank Portfolio Loan, subject to certain conditions contained in the loan agreement. At the closing of the acquisition of the McEwen Building, the Company drew $80.7 million, of which $42.5 million was used to repay in full the principal balance outstanding under the Portfolio Bridge Loan. On May 9, 2012, in connection with the acquisition of Gateway Tech Center, the Company added Gateway Tech Center as additional collateral for the loan and drew an additional $19.3 million on the U.S. Bank Portfolio Loan, bringing the total funded amount to $100.0 million as of May 9, 2012. On June 8, 2012, the Company increased the amount available under the loan by an additional $8.0 million and paid down the revolving debt by $26.0 million. As of December 31, 2012, the outstanding balance under the loan was $63.2 million and was composed of $43.2 million of term debt and $20.0 million of revolving debt. As of December 31, 2012, an additional $44.8 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

On January 29, 2013, the Company entered into a loan modification agreement, to add the Tower on Lake Carolyn as additional collateral to the U.S. Bank Portfolio Loan and to increase the amount available under the loan to $200.0 million, of which $80.0 million is non-revolving debt and $120.0 million is revolving debt. As a result of this modification, the Company has no further options to increase the maximum loan amount under the U.S. Bank Portfolio Loan, though a portion of the debt is revolving. The Company also extended the initial maturity date to February 1, 2016, with two one-year extension options, subject to certain conditions contained in the loan agreement. As of January 29, 2013, the outstanding balance under the loan was $98.2 million and was composed of $80.0 million of term debt and $18.2 million of revolving debt. As of January 29, 2013, an additional $101.8 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
For each calendar quarter, the interest rate on the U.S. Bank Portfolio Loan will be determined by the borrowing base leverage ratio as defined in the loan agreement and will range from 185 to 300 basis points over one-month LIBOR. Monthly payments are interest only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The Company will have the right to prepay all or a portion of the U.S. Bank Portfolio Loan, subject to certain fees and conditions contained in the loan agreement.
The U.S. Bank Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech Center and the Tower on Lake Carolyn. The Company and KBS REIT Properties III, LLC, the Company’s wholly owned subsidiary (together, the “Guarantors”), are providing a guaranty of up to 50% of the amount outstanding under the U.S. Bank Portfolio Loan. Additionally, the Guarantors are providing a guaranty of any deficiency, loss or damage suffered by the Lender that may result from certain intentional acts committed by the borrowers under the loan, or that may result from certain bankruptcy or insolvency proceedings involving the borrowers, pursuant to the terms of the repayment guaranty.

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
December 31, 2012

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of December 31, 2012 and 2011, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$13,599	$13,691	$13,563	$10,196	$10,310	$10,239
Financial liabilities:
Notes payable	$119,800	$119,800	$119,284	$42,250	$42,250	$42,239
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
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into the AIP Reimbursement Agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the years ended December 31, 2012, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2012 and 2011, respectively, and any related amounts payable as of December 31, 2012 and December 31, 2011 (in thousands):

	Incurred		Payable as of
	2012	2011	2012	2011
Expensed
Reimbursement of operating expenses (1)	$116	$314	$—	$—
Asset management fees	1,732	178	—	—
Real estate acquisition fees	2,296	836	—	—
Additional Paid-in Capital
Selling commissions	10,138	6,332	—	—
Dealer manager fees	4,834	3,102	—	—
Reimbursable other offering costs	1,516	4,904	16	13

Cumulative Distributions
Advance for distributions paid	—	820	—	—

Capitalized
Origination fees	—	239	—	—
	$20,632	$16,725	$16	$13
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $103,000 and $55,000 for the years ended December 31, 2012 and 2011, respectively, and were the only employee costs reimbursed under the Advisory Agreement through December 31, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the year ended December 31, 2012, the Advisor incurred $73,000 for the costs of the supplemental coverage obtained by the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

10.	SEGMENT INFORMATION
The Company presently operates in two reportable business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office properties. Under the real estate-related segment, the Company has originated a mortgage loan. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non‑operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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
The following tables summarize total revenues and NOI for each reportable segment for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Revenues:
Real estate segment	$26,394	$2,117
Real estate-related segment	889	395
Total segment revenues	$27,283	$2,512

Interest Expense:
Real estate segment	$3,465	$300
Real estate-related segment	—	—
Total segment interest expense	3,465	300
Corporate-level	103	—
Total interest expense	$3,568	$300

NOI:
Real estate segment	$10,795	$967
Real estate-related segment	802	332
Total NOI	$11,597	$1,299

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following table summarizes total assets and total liabilities for each reportable segment as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Assets:
Real estate segment	$317,133	$84,686
Real estate-related segment	13,811	10,409
Total segment assets	330,944	95,095
Corporate-level (1)	18,440	35,763
Total assets	$349,384	$130,858
Liabilities:
Real estate segment	$135,082	$45,063
Real estate-related segment	2	—
Total segment liabilities	135,084	45,063
Corporate-level (2)	2,275	784
Total liabilities	$137,359	$45,847
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $18.2 million and $35.6 million as of December 31, 2012 and December 31, 2011, respectively.
(2) As of December 31, 2012 and December 31, 2011, corporate-level liabilities consisted primarily of distributions payable and accruals for general and administrative expenses.
The following table reconciles the Company’s net loss to its NOI for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Net loss	$(7,682)	$(2,440)
Other interest income	(28)	(15)
Real estate acquisition fees to affiliates	2,296	836
Real estate acquisition fees and expenses	1,069	432
General and administrative expenses	1,974	1,386
Depreciation and amortization	13,865	1,100
Corporate-level interest expense	103	—
NOI	$11,597	$1,299

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

11. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2012 and 2011. The Company acquired four office properties during the year ended December 31, 2012, which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2012 and 2011 has been prepared to give effect to the acquisitions of Town Center, the McEwen Building, Gateway Tech Center and the Tower on Lake Carolyn as if the acquisitions occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Year Ended December 31,
	2011	2012
Revenues	$28,968	$39,734
Depreciation and amortization	$10,990	$18,424
Net loss	$(2,166)	$(3,270)
Net loss per common share, basic and diluted	$(0.12)	$(0.12)
Weighted-average number of common shares outstanding, basic and diluted	17,750,503	26,719,390
The unaudited pro forma information for the year ended December 31, 2012 was adjusted to exclude $3.4 million of acquisition costs related to the above properties incurred in 2012.

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,840	$7,217	$8,300	$8,926
Net loss	$(2,133)	$(2,759)	$(1,354)	$(1,436)
Net loss per common share, basic and diluted	$(0.17)	$(0.16)	$(0.06)	$(0.06)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$16	$212	$2,284
Net loss	$(285)	$(278)	$(1,032)	$(845)
Net loss per common share, basic and diluted	$(5.58)	$(0.18)	$(0.22)	$(0.10)
Distributions declared per common share (1)	$—	$0.012	$0.164	$0.164
__________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective periods from June 24, 2011 through December 31, 2012. Each day during the periods from June 24, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2012 was a record date for distributions. Distributions were calculated at the rate of $0.00178082 per share per day.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2012.

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. As of March 4, 2013, the Company had sold 30,884,910 shares of common stock in the Offering for gross offering proceeds of $307.5 million, including 845,983 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $8.0 million. Also as of March 4, 2013, the Company had redeemed 135,165 of the shares sold in the Offering for $1.3 million.
Distributions Paid
On January 2, 2013, the Company paid distributions of $1.5 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2012 through December 31, 2012. On February 1, 2013, the Company paid distributions of $1.5 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2013 through January 31, 2013. On March 1, 2013, the Company paid distributions of $1.5 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2013 through February 28, 2013.
Distributions Declared
On January 16, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from March 1, 2013 through March 31, 2013, which the Company expects to pay in April 2013. On March 6, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2013 through April 30, 2013, which the Company expects to pay in May 2013, and distributions based on daily record dates for the period from May 1, 2013 through May 31, 2013, which the Company expects to pay in June 2013. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Investment and Financing Subsequent to December 31, 2012
Acquisition of the RBC Plaza
On January 31, 2013, the Company, through an indirect wholly owned subsidiary, acquired an office property containing 609,368 rentable square feet of office space and 68,677 rentable square feet of retail space (the “RBC Plaza”) located in Minneapolis, Minnesota on approximately 1.3 acres of land. The seller is not affiliated with the Company or the Advisor. The purchase price (net of closing credits) of the RBC Plaza was approximately $118.1 million plus closing costs. The Company funded the acquisition of the RBC Plaza with proceeds from the RBC Plaza Mortgage Loan (discussed below), proceeds from the Offering and $35.0 million of proceeds drawn from the U.S. Bank Portfolio Loan on January 29, 2013.
At acquisition, the RBC Plaza was 83% leased to 34 tenants.
RBC Plaza Mortgage Loan
On January 31, 2013, in connection with the acquisition of the RBC Plaza, the Company, through an indirect wholly owned subsidiary, entered into a four-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $75.9 million secured by the RBC Plaza (the “RBC Plaza Mortgage Loan”). The Company drew $68.7 million at the closing of the loan and the remaining portion will be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. The RBC Plaza Mortgage Loan matures on February 1, 2017, with an option to extend the maturity date to February 1, 2018, subject to certain terms and conditions contained in the loan documents.  The RBC Plaza Loan Mortgage Loan bears interest at a floating rate of 180 basis points over one-month LIBOR during the initial term of the loan and monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity, assuming no prior prepayment.  Should the borrower under the loan exercise its option to extend the loan, monthly payments would be principal and interest, with principal calculated using an amortization schedule of 30 years and an annual interest rate equal to 6.5%. The Company will have the right to prepay all of the RBC Plaza Mortgage Loan, subject to certain expenses potentially incurred by the lender as a result of the prepayment and to certain conditions contained in the loan documents. In connection with the closing of the RBC Plaza Mortgage Loan, the Company entered into an interest rate swap agreement with Bank of America, N.A., which effectively fixes the interest rate on the initial $68.7 million drawn under the loan at approximately 2.59% for the initial loan term.
Share Redemption Program
On March 6, 2013, the Company’s board of directors approved a second amended and restated share redemption program (the “Second Amended Share Redemption Program”). Pursuant to the Second Amended Share Redemption Program, the Company has modified how it will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in the Company’s currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if the Company cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then it will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then the Company would redeem all of such stockholder’s shares. If the Company is redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to the Company’s dividend reinvestment plan.
There were no other changes to the share redemption program. The Second Amended Share Redemption Program will be effective for redemptions under the program 30 days after the Company files this Annual Report on Form 10-K. The complete plan document is filed as an exhibit to this Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Domain Gateway	Austin, TX	100%	$(4)	$2,850	$44,523	$47,373	$—	$2,850	$44,523	$47,373	$(2,779)	2009	9/29/2011
Las Cimas IV	Austin, TX	100%	(4)	4,650	31,262	35,912	177	4,650	31,439	36,089	(2,679)	2008	10/28/2011
Town Center	Plano, TX	100%	56,600	7,428	108,547	115,975	2,723	7,428	111,270	118,698	(5,302)	2001/2002/2006	3/27/2012
McEwen Building	Franklin, TN	100%	(4)	5,600	34,704	40,304	—	5,600	34,704	40,304	(1,497)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(4)	9,800	20,051	29,851	110	9,800	20,161	29,961	(1,693)	1909	05/09/2012
Tower on Lake Carolyn	Irving, TX	100%	—	2,056	44,579	46,635	—	2,056	44,579	46,635	(140)	1988	12/21/2012
		TOTAL	$56,600	$32,384	$283,666	$316,050	$3,010	$32,384	$286,676	$319,060	$(14,090)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $319.9 million as of December 31, 2012.
(4) As of December 31, 2012, these properties served as the security for the U.S. Bank Portfolio Loan, which had an outstanding principal balance of $63.2 million as of December 31, 2012. Subsequent to December 31, 2012, the Tower on Lake Carolyn was added as security.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

	2012	2011
Real Estate:
Balance at the beginning of the year	$83,429	$—
Acquisitions	232,765	83,285
Improvements	3,686	144
Write off of fully depreciated and fully amortized assets	(820)	—
Balance at the end of the year	$319,060	$83,429
Accumulated depreciation:
Balance at the beginning of the year	$(1,100)	$—
Depreciation expense	(13,810)	(1,100)
Write off of fully depreciated and fully amortized assets	820	—
Balance at the end of the year	$(14,090)	$(1,100)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 8, 2013.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 8, 2013
Charles J. Schreiber, Jr.
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 8, 2013
David E. Snyder
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 8, 2013
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 8, 2013
Stacie K. Yamane
/s/ HANK ADLER	Director	March 8, 2013
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 8, 2013
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 8, 2013
Stuart A. Gabriel, Ph.D.