Form 10-Q
period 2013-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2013-05-13
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes  ☐  No  ☒
As of May 7, 2013, there were 35,418,820 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Real estate:
Land	$49,335	$32,384
Buildings and improvements	339,200	246,258
Tenant origination and absorption costs	57,006	40,418
Total real estate, cost	445,541	319,060
Less accumulated depreciation and amortization	(19,879)	(14,090)
Total real estate, net	425,662	304,970
Real estate loan receivable, net	13,815	13,691
Cash and cash equivalents	46,929	23,518
Rents and other receivables, net	4,558	3,545
Above-market leases, net	826	881
Deferred financing costs, prepaid expenses and other assets	6,765	2,779
Total assets	$498,555	$349,384
Liabilities and stockholders’ equity
Notes payable	$223,530	$119,800
Accounts payable and accrued liabilities	12,222	8,054
Due to affiliates	—	16
Distributions payable	1,743	1,465
Below-market leases, net	7,034	5,152
Other liabilities	4,817	2,872
Total liabilities	249,346	137,359
Commitments and contingencies (Note 13)
Redeemable common stock	6,727	4,804
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 32,296,901 and 27,148,131 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	323	271
Additional paid-in capital	275,389	231,792
Accumulated other comprehensive loss	(1,251)	—
Cumulative distributions and net losses	(31,979)	(24,842)
Total stockholders’ equity	242,482	207,221
Total liabilities and stockholders’ equity	$498,555	$349,384
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$10,171	$1,783
Tenant reimbursements	3,064	858
Interest income from real estate loan receivable	251	199
Other operating income	180	—
Total revenues	13,666	2,840
Expenses:
Operating, maintenance and management	3,269	476
Real estate taxes and insurance	2,410	433
Asset management fees to affiliate	764	187
Real estate acquisition fees to affiliates	1,255	1,129
Real estate acquisition fees and expenses	306	318
General and administrative expenses	457	603
Depreciation and amortization	6,138	1,469
Interest expense	1,446	369
Total expenses	16,045	4,984
Other income:
Other interest income	3	11
Net loss	$(2,376)	$(2,133)
Net loss per common share, basic and diluted	$(0.08)	$(0.17)
Weighted-average number of common shares outstanding, basic and diluted	29,700,001	12,649,936

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,376)	$(2,133)
Other comprehensive loss:
Unrealized losses on derivative instruments	(1,251)	—
Total other comprehensive loss	(1,251)	—
Total comprehensive loss	$(3,627)	$(2,133)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2012 and the Three Months Ended March 31, 2013 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance at December 31, 2011	10,468,043	$105	$88,801	$(4,635)	$—	$84,271
Issuance of common stock	16,755,000	167	166,690	—	—	166,857
Transfers to redeemable common stock	—	—	(4,501)	—	—	(4,501)
Redemptions of common stock	(74,912)	(1)	(739)	—	—	(740)
Distributions declared	—	—	—	(12,525)	—	(12,525)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,972)	—	—	(14,972)
Other offering costs	—	—	(3,487)	—	—	(3,487)
Net loss	—	—	—	(7,682)	—	(7,682)
Balance, December 31, 2012	27,148,131	$271	$231,792	$(24,842)	$—	$207,221
Net loss	—	—	—	(2,376)	—	(2,376)
Other comprehensive loss	—	—	—	—	(1,251)	(1,251)
Issuance of common stock	5,209,023	53	51,748	—	—	51,801
Transfers to redeemable common stock	—	—	(1,486)	—	—	(1,486)
Redemptions of common stock	(60,253)	(1)	(569)	—	—	(570)
Distributions declared	—	—	—	(4,761)	—	(4,761)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,560)	—	—	(4,560)
Other offering costs	—	—	(1,536)	—	—	(1,536)
Balance, March 31, 2013	32,296,901	$323	$275,389	$(31,979)	$(1,251)	$242,482
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(2,376)	$(2,133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,138	1,469
Noncash interest income on real estate-related investment	6	5
Deferred rents	(728)	(284)
Allowance for doubtful accounts	(59)	—
Amortization of above-and-below-market leases, net	(183)	(26)
Amortization of deferred financing costs	283	79
Changes in operating assets and liabilities:
Rents and other receivables	(224)	7
Deferred financing costs, prepaid expenses and other assets	(1,193)	(105)
Accounts payable and accrued liabilities	(1,297)	(212)
Other liabilities	1,131	766
Due to affiliates	—	6
Net cash provided by (used in) operating activities	1,498	(428)
Cash Flows from Investing Activities:
Acquisitions of real estate	(118,089)	(112,572)
Improvements to real estate	(1,491)	(85)
Escrow deposits for future real estate purchase	—	(2,500)
Advances on real estate loans receivable	(130)	(1,058)
Net cash used in investing activities	(119,710)	(116,215)
Cash Flows from Financing Activities:
Proceeds from note payable	103,730	60,250
Payments of deferred financing costs	(2,159)	(408)
Proceeds from issuance of common stock	49,745	47,916
Payments to redeem common stock	(570)	(150)
Payments of commissions on stock sales and related dealer manager fees	(4,560)	(4,406)
Payments of other offering costs	(2,136)	(757)
Distributions paid to common stockholders	(2,427)	(981)
Net cash provided by financing activities	141,623	101,464
Net increase (decrease) in cash and cash equivalents	23,411	(15,179)
Cash and cash equivalents, beginning of period	23,518	37,179
Cash and cash equivalents, end of period	$46,929	$22,000
Supplemental Disclosure of Cash Flow Information:
Interest paid	$912	$270
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,056	$791
Increase in other offering costs payable	$249	$272
Increase in distributions payable	$278	$254
Liabilities assumed in connection with real estate acquisition	$5,933	$—
Increase in lease commissions payable	$116	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2013, the Advisor owned 20,000 shares of the Company’s common stock.
The Company intends to invest in a diverse portfolio of real estate properties and real estate-related assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of March 31, 2013, the Company owned seven office properties and one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through March 31, 2013, the Company had sold 32,412,066 shares of common stock for gross offering proceeds of $322.7 million, including 845,965 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $8.0 million. The Company has extended its primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013.
As of March 31, 2013, the Company had redeemed 135,165 shares sold in the Offering for $1.3 million.
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
March 31, 2013
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012, except for the addition of an accounting policy with respect to derivative instruments. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2013 and 2012.
Distributions declared per share were $0.160 during the three months ended March 31, 2013 and 2012. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2013 and 2012, respectively. For each day that was a record date for distributions during the three months ended March 31, 2013 and 2012, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through March 31, 2013 was a record date for distributions. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through March 31, 2012 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 11, “Segment Information.”
Recently Issued Accounting Standards Update
In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with IFRS and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity’s financial statements. The adoption of ASU No. 2011-11 did not have a material impact to the Company’s consolidated financial statements.
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45, Balance Sheet - Other Presentation Matters, or ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters, or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of ASU No. 2013-01 did not have a material impact to the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 31, 2012. The adoption of ASU No. 2013-02 did not have a material impact to the Company’s consolidated financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the three months ended March 31, 2013, the Company acquired the following property (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
RBC Plaza	Minneapolis	MN	01/31/2013	$16,951	$92,366	$16,825	$31	$(2,151)	$124,022
The intangible assets and liabilities acquired in connection with this acquisition had weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
RBC Plaza	7.9	2.2	8.2
The Company recorded the real estate acquisition as a business combination and expensed $1.5 million of acquisition costs. For the three months ended March 31, 2013, the Company recognized $3.0 million of total revenues and $2.1 million of operating expenses from this property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

4.	REAL ESTATE
As of March 31, 2013, the Company’s real estate portfolio was composed of seven office properties encompassing in the aggregate approximately 2.3 million rentable square feet. As of March 31, 2013, the Company’s real estate portfolio was collectively 90% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2013 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(3,317)	$44,056
Las Cimas IV	10/28/2011	Austin	TX	Office	36,254	(3,238)	33,016
Town Center	03/27/2012	Plano	TX	Office	118,665	(6,812)	111,853
McEwen Building	04/30/2012	Franklin	TN	Office	40,326	(2,027)	38,299
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	30,071	(2,375)	27,696
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	46,722	(977)	45,745
RBC Plaza	01/31/2013	Minneapolis	MN	Office	126,130	(1,133)	124,997
					$445,541	$(19,879)	$425,662
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2013, the leases had remaining terms, excluding options to extend, of up to 10.4 years with a weighted-average remaining term of 5.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.8 million and $1.7 million as of March 31, 2013 and December 31, 2012, respectively.
During the three months ended March 31, 2013 and 2012, the Company recognized deferred rent from tenants of $0.7 million and $0.3 million, respectively. As of March 31, 2013 and December 31, 2012, the cumulative deferred rent balance was $3.4 million and $2.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets.
As of March 31, 2013, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2013 through December 31, 2013	$29,847
2014	38,600
2015	35,561
2016	33,403
2017	29,165
Thereafter	68,737
$235,313

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

As of March 31, 2013, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	28	$11,965	28.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
As of March 31, 2013, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio Rentable Sq. Ft.	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
RBC Capital Markets, LLC	RBC Plaza	Finance	270,164	12.0%	$4,636	10.9%	$17.16	11/30/2021
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of March 31, 2013 and does not take into account any tenant renewal options.
Geographic Concentration Risk
As of March 31, 2013, the Company’s net investments in real estate in Texas and Minnesota represented 47% and 25% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas and Minnesota real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2013 and December 31, 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Cost	$57,006	$40,418	$1,044	$1,025	$(7,810)	$(5,659)
Accumulated Amortization	(8,584)	(6,268)	(218)	(144)	776	507
Net Amount	$48,422	$34,150	$826	$881	$(7,034)	$(5,152)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Amortization	$(2,553)	$(709)	$(86)	$(10)	$269	$36

6.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2013 and December 31, 2012, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2013 (1)	Book Value as of March 31, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination (4)
Dallas, Texas	06/24/2011	Office	Mortgage	$13,730	$13,815	$13,691	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of March 31, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2013, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of March 31, 2013.
(4) As of March 31, 2013, $13.7 million had been disbursed under the Aberdeen First Mortgage Loan and an additional $10.2 million remained available for future funding, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2013 (in thousands):

Real estate loan receivable - December 31, 2012	$13,691
Advances on real estate loan receivable	130
Amortization of closing costs and origination fees on originated real estate loan receivable	(6)
Real estate loan receivable - March 31, 2013	$13,815

For the three months ended March 31, 2013 and 2012, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Contractual interest income	$257	$204
Amortization of closing costs and origination fees	(6)	(5)
Interest income from real estate loan receivable	$251	$199
As of March 31, 2013, there was no interest receivable from the real estate loan receivable.

7.	NOTES PAYABLE
As of March 31, 2013 and December 31, 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of March 31, 2013(1)	Effective Interest Rate as of March 31, 2013 (1)	Payment Type	Maturity Date
Town Center Mortgage Loan (2)	$56,600	$56,600	One-month LIBOR + 1.85%	2.05%	Interest Only	04/10/2013
U.S. Bank Portfolio Loan (3)	98,200	63,200	One-month LIBOR + 1.85% to 3.00%	2.20%	Interest Only	02/01/2016
RBC Plaza Mortgage Loan (4)	68,730	—	One-month LIBOR + 1.80%	2.59%	Interest Only	02/01/2017
Total Notes Payable	$223,530	$119,800
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2013. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2013, where applicable.
(2) Subsequent to March 31, 2013, the Company entered into modification agreements to extend the maturity date to March 27, 2018 and to increase the loan amount. See “Recent Financing Transactions – Town Center Mortgage Loan Modification.”
(3) The U.S. Bank Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech Center and the Tower on Lake Carolyn. See “Recent Financing Transactions – U.S. Bank Portfolio Loan.”
(4) As of March 31, 2013, $68.7 million had been disbursed to the Company and $7.2 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. See “Recent Financing Transactions – RBC Plaza Mortgage Loan.”
As of March 31, 2013 and December 31, 2012, the Company’s deferred financing costs were $2.8 million and $0.9 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

During the three months ended March 31, 2013 and 2012, the Company incurred $1.4 million and $0.4 million of interest expense, respectively. Included in interest expense for the three months ended March 31, 2013 and 2012 were $0.3 million and $0.1 million of amortization of deferred financing costs, respectively. As of March 31, 2013 and December 31, 2012, $0.5 million and $0.2 million of interest expense were payable.
The following is a schedule of maturities for all notes payable outstanding as of March 31, 2013 (in thousands):

April 1, 2013 through December 31, 2013 (1)	$56,600
2014	—
2015	—
2016	98,200
2017	68,730
Thereafter	—
$223,530
(1) Subsequent to March 31, 2013, the Company entered into modification agreements to extend the maturity date of the Town Center Mortgage Loan to March 27, 2018 and to increase the loan amount. See “Recent Financing Transactions – Town Center Mortgage Loan Modification.”
The Company’s notes payable contain financial debt covenants. As of March 31, 2013, the Company was in compliance with these debt covenants.
Recent Financing Transactions
U.S. Bank Portfolio Loan
On April 30, 2012, in connection with the Company’s acquisition of the McEwen Building, the Company, through indirect wholly owned subsidiaries, entered into a two-year portfolio loan with U.S. Bank National Association, an unaffiliated lender, for an amount up to $100.0 million (the “U.S. Bank Portfolio Loan”), of which $40.0 million was term debt and $60.0 million was revolving debt. On May 9, 2012, the Company added Gateway Tech Center as additional collateral for the loan and drew an additional $19.3 million on the U.S. Bank Portfolio Loan, bringing the total funded amount to $100.0 million as of May 9, 2012. On June 8, 2012, the Company increased the amount available under the loan by an additional $8.0 million and paid down the revolving debt by $26.0 million.
On January 29, 2013, the Company entered into a loan modification agreement, to add the Tower on Lake Carolyn as additional collateral to the U.S. Bank Portfolio Loan and to increase the amount available under the loan to $200.0 million, of which $80.0 million is non-revolving debt and $120.0 million is revolving debt. As a result of this modification, the Company has no further options to increase the maximum loan amount under the U.S. Bank Portfolio Loan, though a portion of the debt is revolving. The Company also extended the initial maturity date to February 1, 2016, with two one-year extension options, subject to certain conditions contained in the loan agreement. As of March 31, 2013, the outstanding balance under the loan was $98.2 million and was composed of $80.0 million of term debt and $18.2 million of revolving debt. As of March 31, 2013, an additional $101.8 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The U.S. Bank Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech Center and the Tower on Lake Carolyn. The Company and KBS REIT Properties III, LLC (“REIT Properties III”), the Company’s wholly owned subsidiary (together, the “Guarantors”), are providing a guaranty of up to 50% of the amount outstanding under the U.S. Bank Portfolio Loan. Additionally, the Guarantors are providing a guaranty of any deficiency, loss or damage suffered by the Lender that may result from certain intentional acts committed by the borrowers under the loan, or that may result from certain bankruptcy or insolvency proceedings involving the borrowers, pursuant to the terms of the repayment guaranty.
RBC Plaza Mortgage Loan
On January 31, 2013, in connection with the acquisition of the RBC Plaza, the Company, through an indirect wholly owned subsidiary (the “RBC Plaza Mortgage Loan Borrower”), entered into a four-year mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $75.9 million secured by the RBC Plaza (the “RBC Plaza Mortgage Loan”). The Company drew $68.7 million at the closing of the loan and the remaining portion will be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. The RBC Plaza Mortgage Loan matures on February 1, 2017, with an option to extend the maturity date to February 1, 2018, subject to certain terms and conditions contained in the loan documents.  The RBC Plaza Mortgage Loan bears interest at a floating rate of 180 basis points over one-month LIBOR during the initial term of the loan and monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity, assuming no prior prepayment.  Should the RBC Plaza Mortgage Loan Borrower exercise its option to extend the loan, monthly payments would be principal and interest, with principal calculated using an amortization schedule of 30 years and an annual interest rate equal to 6.5%. The Company will have the right to prepay all of the RBC Plaza Mortgage Loan, subject to certain expenses potentially incurred by the lender as a result of the prepayment and to certain conditions contained in the loan documents. In connection with the closing of the RBC Plaza Mortgage Loan, the Company entered into an interest rate swap agreement with Bank of America, N.A., which effectively fixes the interest rate on the initial $68.7 million drawn under the loan at approximately 2.59% for the initial loan term.
REIT Properties III is providing a limited guaranty of the RBC Plaza Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the RBC Plaza Mortgage Loan Borrower or REIT Properties III in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the RBC Plaza Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the RBC Plaza Mortgage Loan Borrower.
Town Center Mortgage Loan Modification
On March 27, 2012, the Company, through an indirect wholly owned subsidiary (the “Town Center Mortgage Loan Borrower”), entered into a one-year mortgage loan with Wells Fargo Bank, National Association, an unaffiliated lender, for borrowings of up to $60.3 million secured by the Town Center office property (the “Town Center Mortgage Loan”). The Company drew the entire $60.3 million at the closing of the loan. The original maturity date of the Town Center Mortgage Loan was March 27, 2013 and as of March 27, 2013, the loan had an outstanding principal balance of $56.6 million.  On March 27, 2013 and April 10, 2013, the Company and the lender entered into modification agreements to extend the maturity date of the Town Center Mortgage Loan to April 22, 2013 and to modify the interest rate so that, effective March 27, 2013, the Town Center Mortgage Loan bears interest at a floating rate of 185 basis points over one-month LIBOR during the remainder of the loan term.
On April 15, 2013, the Company and the lender entered into another modification agreement to extend the maturity date of the Town Center Mortgage Loan to March 27, 2018 and to increase the loan amount to $75.0 million. As of April 15, 2013, all $75.0 million had been funded.  Monthly payments are interest only with the entire balance and all accrued and unpaid interest and other amounts accrued and unpaid due at maturity, assuming no prior prepayment.  The Company may prepay all or a portion of the Town Center Mortgage Loan without penalty or fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The Company has entered into two swap agreements to hedge the interest rate on the Town Center Mortgage Loan. On March 11, 2013, the Company entered into an interest rate swap agreement with the lender, which effectively fixes the interest rate on a $56.6 million portion of the Town Center Mortgage Loan at 2.92% effective on April 2, 2013 through March 27, 2018. On April 15, 2013, the Company entered into another interest rate swap agreement with the lender, which effectively fixes the interest rate on the remaining $18.4 million portion of the Town Center Mortgage Loan at 2.71% effective on May 1, 2013 through March 27, 2018.
REIT Properties III is providing a limited guaranty of the Town Center Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain intentional acts committed by the Company, the Town Center Mortgage Loan Borrower, REIT Properties III, the Advisor and/or any of their affiliates in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Town Center Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Town Center Mortgage Loan Borrower.

8.	DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. The Company does not enter into the derivatives for speculative purposes.
The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. All of the Company’s interest rate swaps are designated as cash flow hedges.
The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2013 and December 31, 2012. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	March 31, 2013	December 31, 2012
Interest Rate Swap	02/01/2013	02/01/2017	$68,730	One-month LIBOR/ Fixed at 0.79%	$(582)	$—
Interest Rate Swap	04/02/2013	03/27/2018	56,600	One-month LIBOR/ Fixed at 1.07%	(669)	—
Total derivatives designated as hedging instruments			$125,330		$(1,251)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized losses of $1.3 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive loss during the three months ended March 31, 2013. Amounts in other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $0.1 million of interest expense related to the effective portion of cash flow hedges during the three months ended March 31, 2013. The change in fair value of the ineffective portion is recognized directly in earnings. During the three months ended March 31, 2013, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense totaled $0.9 million as of March 31, 2013 and was included in accumulated other comprehensive loss.

9.	FAIR VALUE DISCLOSURES
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined by a third-party expert using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of March 31, 2013 and December 31, 2012, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$13,730	$13,815	$13,744	$13,599	$13,691	$13,563
Financial liabilities:
Notes payable	$223,530	$223,530	$222,449	$119,800	$119,800	$119,284
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
During the three months ended March 31, 2013, the Company measured the following liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$(1,251)	$—	$(1,251)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

10.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2013 and 2012, respectively, and any related amounts payable as of March 31, 2013 and December 31, 2012 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2013	2012	2013	2012
Expensed
Reimbursement of operating expenses (1)	$25	$15	$—	$—
Asset management fees	764	187	—	—
Real estate acquisition fees	1,255	1,129	—	—
Additional Paid-in Capital
Selling commissions	3,072	2,974	—	—
Dealer manager fees	1,488	1,432	—	—
Reimbursable other offering costs	872	400	—	16
	$7,476	$6,137	$—	$16
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $25,000 and $15,000 for the three months ended March 31, 2013 and 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement through March 31, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

11.	SEGMENT INFORMATION
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
The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Real estate segment	$13,415	$2,641
Real estate-related segment	251	199
Total segment revenues	$13,666	$2,840

Interest Expense:
Real estate segment	$1,406	$339
Real estate-related segment	—	—
Total segment interest expense	1,406	339
Corporate-level	40	30
Total interest expense	$1,446	$369

NOI:
Real estate segment	$5,592	$1,225
Real estate-related segment	225	180
Total NOI	$5,817	$1,405

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The following table summarizes total assets and total liabilities for each reportable segment as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013	As of December 31, 2012
Assets:
Real estate segment	$439,483	$317,133
Real estate-related segment	13,935	13,811
Total segment assets	453,418	330,944
Corporate-level (1)	45,137	18,440
Total assets	$498,555	$349,384
Liabilities:
Real estate segment	$246,973	$135,082
Real estate-related segment	8	2
Total segment liabilities	246,981	135,084
Corporate-level (2)	2,365	2,275
Total liabilities	$249,346	$137,359
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $44.2 million and $18.2 million as of March 31, 2013 and December 31, 2012, respectively.
(2) As of March 31, 2013 and December 31, 2012, corporate-level liabilities consisted primarily of distributions payable and accruals for general and administrative expenses.
The following table reconciles the Company’s net loss to its NOI for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Net loss	$(2,376)	$(2,133)
Other interest income	(3)	(11)
Real estate acquisition fees to affiliates	1,255	1,129
Real estate acquisition fees and expenses	306	318
General and administrative expenses	457	603
Depreciation and amortization	6,138	1,469
Corporate-level interest expense	40	30
NOI	$5,817	$1,405

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

12. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2013 and 2012. The Company acquired one office building during the three months ended March 31, 2013, which was accounted for as a business combination. The following unaudited pro forma information for the three months ended March 31, 2013 and 2012 has been prepared to give effect to the acquisition of the RBC Plaza as if the acquisition occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended March 31,
	2013	2012
Revenues	$15,117	$7,194
Depreciation and amortization	$6,585	$2,810
Net loss	$(942)	$(2,515)
Net loss per common share, basic and diluted	$(0.03)	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted	30,244,691	14,284,007
The unaudited pro forma information for the three months ended March 31, 2013 was adjusted to exclude $1.5 million of acquisition costs related to the above property incurred in 2013.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. As of May 7, 2013, the Company had sold 35,537,561 shares of common stock in the Offering for gross offering proceeds of $353.8 million, including 1,021,179 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $9.7 million. Also as of May 7, 2013, the Company had redeemed 138,741 of the shares sold in the Offering for $1.3 million.
Distributions Paid
On April 1, 2013, the Company paid distributions of $1.7 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2013 through March 31, 2013. On May 1, 2013, the Company paid distributions of $1.8 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2013 through April 30, 2013.
Distributions Declared
On May 10, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2013 through June 30, 2013, which the Company expects to pay in July 2013, and distributions based on daily record dates for the period from July 1, 2013 through July 31, 2013, which the Company expects to pay in August 2013. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Second Amended and Restated Dividend Reinvestment Plan
On April 9, 2013, the Company’s board of directors approved a second amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). Pursuant to the Amended Dividend Reinvestment Plan, in order to terminate participation in the dividend reinvestment plan, a participant must provide the Company with written notice.  The Amended Dividend Reinvestment Plan reduces the advance notice that a stockholder must provide in order to terminate participation in the dividend reinvestment plan from ten business days prior to the last day of the month to which a distribution relates to four business days prior to the last business day of the month to which a distribution relates.
There were no other changes made in the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan became effective April 20, 2013.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of March 31, 2013, our total assets were $498.6 million. We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify suitable investments and to manage our investments.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of March 31, 2013, we had used a combination of cash flows from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, in Post-Effective Amendment No. 10 to our Registration Statement (file no. 333-164703) and in Part II, Item 1A of this Quarterly Report on Form 10-Q, all filed with the Securities and Exchange Commission (the “SEC”).
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
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in or originate real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of March 31, 2013, we owned seven office properties and had originated one first mortgage loan.

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
On March 24, 2011, we broke escrow in our initial public offering and through March 31, 2013, we had sold 32,412,066 shares of common stock for gross offering proceeds of $322.7 million, including 845,965 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $8.0 million. We have extended our primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013.
Also as of March 31, 2013, we had redeemed 135,165 shares sold in the initial public offering for $1.3 million.
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
Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, Standard and Poor’s (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve their fiscal obligations. At the end of 2012 the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs, commonly referred to as “sequestration,” until March of 2013. However, these cuts began to take effect in March 2013. European governments have been unable to resolve their own political and fiscal issues. These events continue to build in importance as government and political leaders have been unable to establish plans to correct the economic imbalances that are increasingly dominating and driving global economic performance. Uncertainty and volatility have crept back into the capital markets.
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
Impact on Our Real Estate Investments
These market conditions have had and will likely continue to have a significant impact on our real estate investments and will likely impact our future real estate investments, and create a highly competitive leasing environment. In addition, these market conditions have impacted and may continue to impact our tenants’ businesses, which may make it more difficult for them to meet current lease obligations and may place pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and potential future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, may result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the life of many of our investments.
Impact on Our Real Estate‑Related Investment
As of March 31, 2013, we had a fixed rate real estate loan receivable with a principal balance of $13.7 million and a carrying value of $13.8 million that matures in 2016.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of March 31, 2013, we had variable rate notes payable with an aggregate principal amount outstanding of $223.5 million, all of which mature between 2013 and 2017, including one mortgage loan with an outstanding principal balance of $56.6 million which was scheduled to mature in April 2013, and was subsequently modified and extended to March 2018. The interest rates on $125.3 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. See “— Subsequent Events— Financing Subsequent to March 31, 2013.”
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
On March 24, 2011, we broke escrow in our initial public offering and through March 31, 2013, we had sold 32,412,066 shares for gross offering proceeds of $322.7 million, including 845,965 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $8.0 million. Also as of March 31, 2013, we had redeemed 135,165 shares sold in our initial public offering for $1.3 million. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We have extended our primary offering until the earlier of the sale of all 200,000,000 shares or October 11, 2013.
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
During the three months ended March 31, 2013, we acquired one office property. Our cash needs for that investment were met with proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate properties and real-estate related investment.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2013, we owned seven office properties that were collectively 90% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of March 31, 2013, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of March 31, 2013, we had mortgage debt obligations in the aggregate principal amount of $223.5 million, all of which mature between 2013 and 2017, including one mortgage loan with an outstanding principal balance of $56.6 million which was scheduled to mature in April 2013, and was subsequently modified and extended to March 2018. See “— Subsequent Events — Financing Subsequent to March 31, 2013.” As of March 31, 2013, we had $101.8 million of revolving debt available for future disbursements under a portfolio loan, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We made distributions to our stockholders during the three months ended March 31, 2013 using a combination of cash flows from operations and debt financing. We believe that our cash flows from operations, cash on hand, proceeds from our dividend reinvestment plan and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2013 did not exceed the charter imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with the origination of our first investment on June 24, 2011. As of March 31, 2013, we owned seven office properties and one real estate loan receivable. During the three months ended March 31, 2013, net cash provided by operating activities was $1.5 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning the asset acquired in 2013 for an entire period and anticipated future acquisitions of real estate investments and acquisitions or originations of real estate‑related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $119.7 million for the three months ended March 31, 2013 and primarily consisted of the following:

•	$118.1 million for the acquisition of one real estate property;

•	$1.5 million of improvements to real estate; and

•	$0.1 million of funding obligations under our real estate loan receivable.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the three months ended March 31, 2013, net cash provided by financing activities was $141.6 million and primarily consisted of the following:

•	$101.6 million of net cash provided by debt financing as a result of proceeds from notes payable of $103.8 million, partially offset by payments of deferred financing costs of $2.2 million;

•
$43.0 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $6.7 million, including $0.8 million of other organization and offering expenses related to the Follow-on Offering;

•	$2.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.1 million; and

•	$0.6 million of cash used for redemptions of common stock.
Once we have fully invested the proceeds of our public offerings, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of March 31, 2013, our borrowings and other liabilities were approximately 48% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2013 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$223,530	$56,600	$—	$166,930	$—
Interest payments on outstanding debt obligations (2)	13,012	3,002	7,886	2,124	—
Outstanding funding obligations under real estate loan receivable	10,170	(3)	(3)	(3)	—
_____________________
(1) Amounts include principal payments only. Subsequent to March 31, 2013, we entered into modification agreements to extend the maturity date of the debt maturing in 2013 to March 27, 2018. See “Subsequent Events – Town Center Mortgage Loan Modification.”
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of March 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $1.1 million, excluding amortization of deferred financing costs totaling $0.3 million, during the three months ended March 31, 2013.
(3) On June 24, 2011, we originated the Aberdeen First Mortgage Loan. As of March 31, 2013, we had disbursed $13.7 million to the borrower under the Aberdeen First Mortgage Loan and another $10.2 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. The Aberdeen First Mortgage Loan matures on July 1, 2016.
Results of Operations
Overview
Our results of operations as of March 31, 2013 are not indicative of those expected in future periods, as we broke escrow in our initial public offering on March 24, 2011 and have since been raising money in and investing the proceeds from our ongoing initial public offering. As of March 31, 2012, we owned three office properties and one real estate loan receivable. As of March 31, 2013, we owned seven office properties and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investment acquired in 2013 for an entire period and anticipated future acquisitions of real estate and real estate-related investments. As a result, the results of operations presented for the three months ended March 31, 2013 and 2012 are not directly comparable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2012
The following table provides summary information about our results of operations for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$10,171	$1,783	$8,388	470%	$8,372	$16
Tenant reimbursements	3,064	858	2,206	257%	2,002	204
Interest income from real estate loans receivable	251	199	52	26%	—	52
Other operating income	180	—	180	100%	170	10
Operating, maintenance, and management costs	3,269	476	2,793	587%	2,762	31
Real estate taxes, property-related taxes, and insurance	2,410	433	1,977	457%	1,836	141
Asset management fees to affiliate	764	187	577	309%	574	3
Real estate acquisition fees to affiliates	1,255	1,129	126	11%	126	—
Real estate acquisition fees and expenses	306	318	(12)	(4)%	—	(12)
General and administrative expenses	457	603	(146)	(24)%	n/a	n/a
Depreciation and amortization	6,138	1,469	4,669	318%	4,677	(8)
Interest expense	1,446	369	1,077	292%	1,105	(28)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 related to real estate and real estate-related investments acquired or originated on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 with respect to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $2.6 million for the three months ended March 31, 2012 to $13.2 million for the three months ended March 31, 2013 primarily as a result of the growth in our real estate portfolio. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.2 million during the three months ended March 31, 2012 to $0.3 million during the three months ended March 31, 2013. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the loan receivable. We expect interest income to increase in future periods as we make advances under the loan receivable and to the extent we make additional investments in real estate loans receivable.
Operating, maintenance and management costs increased from $0.5 million for the three months ended March 31, 2012 to $3.3 million for the three months ended March 31, 2013, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate assets.
Real estate taxes and insurance increased from $0.4 million for the three months ended March 31, 2012 to $2.4 million for the three months ended March 31, 2013, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate assets.
Asset management fees with respect to our real estate and real estate-related investments increased from $0.2 million for the three months ended March 31, 2012 to $0.8 million for the three months ended March 31, 2013, primarily as a result of the growth of our real estate portfolio. All asset management fees incurred as of March 31, 2013 have been paid. We expect asset management fees to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate and real estate-related investments.
Interest expense increased from $0.4 million for the three months ended March 31, 2012 to $1.4 million for the three months ended March 31, 2013. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.3 million for the three months ended March 31, 2012 and 2013, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real estate assets in 2012 and 2013. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate and acquisitions or originations of real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $1.4 million for the three months ended March 31, 2012 to $1.6 million for the three months ended March 31, 2013. The increase is primarily due to the difference in the total acquisition cost for real estate acquired during the three months ended March 31, 2012 of $112.6 million compared to the total acquisition cost for real estate acquired during the three months ended March 31, 2013 of $124.0 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition and origination activity.
Depreciation and amortization increased from $1.5 million for the three months ended March 31, 2012 to $6.1 million for the three months ended March 31, 2013, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the real estate acquired during 2013 for an entire period and anticipated future acquisitions of real estate assets.
General and administrative expenses decreased from $0.6 million for the three months ended March 31, 2012 to $0.5 million for the three months ended March 31, 2013. We expect general and administrative costs to increase in the future as we make additional investments but to decrease as a percentage of total revenue.
Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, our dealer manager or their affiliates on our behalf. Offering costs include all costs incurred or to be incurred by us in connection with our ongoing initial public offering. Organization costs include all costs incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incur on our behalf.  However, at the termination of our primary offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of our primary offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of the gross proceeds we raised in the respective offering. We reimburse our dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of March 31, 2013, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through March 31, 2013, including shares issued through our dividend reinvestment plan, we had sold 32,412,066 shares in our offering for gross offering proceeds of $322.7 million and incurred selling commissions and dealer manager fees of $29.0 million and organization and other offering costs of $10.2 million in our initial public offering. In addition, we have incurred offering expenses of $0.8 million in the Follow-on Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses, which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO also excludes non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. However, MFFO has limitations as a performance measure during the offering stage for non-traded REITs where the price of a share of common stock is a stated value and the net asset value is not established during the offering stage and for a period thereafter.  As a result, MFFO should not be used as a metric to determine or evaluate the net asset value.
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period; and

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our ongoing initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2013 and 2012 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2013	2012
Net loss	$(2,376)	$(2,133)
Depreciation of real estate assets	1,877	476
Amortization of lease-related costs	4,261	993
FFO	3,762	(664)
Straight-line rent and amortization of above- and below-market leases	(911)	(310)
Amortization of discounts and closing costs	6	5
Real estate acquisition fees to affiliates	1,255	1,129
Real estate acquisition fees and expenses	306	318
MFFO	$4,418	$478
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO and MFFO to improve as we continue to acquire additional real estate and real estate-related assets.
Distributions
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flows provided by operations or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2013	$4,761	$0.160	$2,427	$2,056	$4,483	$1,498
_____________________

(1)	Distributions for the period from January 1, 2013 through March 31, 2013 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2013, we paid aggregate distributions of $4.5 million, including $2.4 million of distributions paid in cash and $2.1 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the three months ended March 31, 2013 was $2.4 million. FFO for the three months ended March 31, 2013 was $3.8 million and cash flows provided by operations was $1.5 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $1.5 million of cash flows provided by operations and $3.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments.
From inception through March 31, 2013, we paid cumulative distributions of $17.7 million and our cumulative net loss during the same period was $12.5 million. To the extent that we pay distributions from sources other than our cash flows provided by operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, we expect to have little, if any, cash flows from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, in Post-Effective Amendment No. 10 to our Registration Statement (file no. 333-164703), and in Part II, Item 1A herein, each as filed with the SEC. Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our investments and future investments in the existing real estate and financial environment; our advisor’s ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC. There have been no significant changes to our policies during 2013.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our ongoing initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of May 7, 2013, we had sold 35,537,561 shares of common stock in our offering for gross offering proceeds of $353.8 million, including 1,021,179 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $9.7 million. Also as of May 7, 2013, we had redeemed 138,741 of the shares sold in our ongoing initial public offering for $1.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Paid
On April 1, 2013, we paid distributions of $1.7 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2013 through March 31, 2013. On May 1, 2013, we paid distributions of $1.8 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2013 through April 30, 2013.
Distributions Declared
On May 10, 2013, our board of directors declared distributions based on daily record dates for the period from June 1, 2013 through June 30, 2013, which we expect to pay in July 2013, and distributions based on daily record dates for the period from July 1, 2013 through July 31, 2013, which we expect to pay in August 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Town Center Mortgage Loan Modification
On March 27, 2012, we, through an indirect wholly owned subsidiary (the “Town Center Mortgage Loan Borrower”), entered into a one-year mortgage loan with Wells Fargo Bank, National Association, an unaffiliated lender, for borrowings of up to $60.3 million secured by the Town Center office property (the “Town Center Mortgage Loan”). We drew the entire $60.3 million at the closing of the loan. The original maturity date of the Town Center Mortgage Loan was March 27, 2013 and as of March 27, 2013, the loan had an outstanding principal balance of $56.6 million.  On March 27, 2013 and April 10, 2013, we and the lender entered into modification agreements to extend the maturity date of the Town Center Mortgage Loan to April 22, 2013 and to modify the interest rate so that, effective March 27, 2013, the Town Center Mortgage Loan bears interest at a floating rate of 185 basis points over one-month LIBOR during the remainder of the loan term.
On April 15, 2013, we and the lender entered into another modification agreement to extend the maturity date of the Town Center Mortgage Loan to March 27, 2018 and to increase the loan amount to $75.0 million. As of April 15, 2013, all $75.0 million had been funded.  Monthly payments are interest only with the entire balance and all accrued and unpaid interest and other amounts accrued and unpaid due at maturity, assuming no prior prepayment.  We may prepay all or a portion of the Town Center Mortgage Loan without penalty or fees.
We have entered into two swap agreements to hedge the interest rate on the Town Center Mortgage Loan. On March 11, 2013, we entered into an interest rate swap agreement with the lender, which effectively fixes the interest rate on a $56.6 million portion of the Town Center Mortgage Loan at 2.92% effective on April 2, 2013 through March 27, 2018. On April 15, 2013, we entered into another interest rate swap agreement with the lender, which effectively fixes the interest rate on the remaining $18.4 million portion of the Town Center Mortgage Loan at 2.71% effective on May 1, 2013 through March 27, 2018.
KBS REIT Properties III, LLC (“REIT Properties III”), our wholly owned subsidiary, is providing a limited guaranty of the Town Center Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain intentional acts committed by us, the Town Center Mortgage Loan Borrower, REIT Properties III, our advisor and/or any of their affiliates in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Town Center Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Town Center Mortgage Loan Borrower.
Second Amended and Restated Dividend Reinvestment Plan
On April 9, 2013, our board of directors approved a second amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). Pursuant to the Amended Dividend Reinvestment Plan, in order to terminate participation in the dividend reinvestment plan, a participant must provide us with written notice.  The Amended Dividend Reinvestment Plan reduces the advance notice that a stockholder must provide in order to terminate participation in the dividend reinvestment plan from ten business days prior to the last day of the month to which a distribution relates to four business days prior to the last business day of the month to which a distribution relates.
There were no other changes made in the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective April 20, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payment of distributions to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of March 31, 2013, the fair value and carrying value of our fixed rate real estate loan receivable was $13.7 million and $13.8 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations. As of March 31, 2013, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2013, we were exposed to market risks related to fluctuations in interest rates on $98.2 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreement on approximately $125.3 million of our variable debt. Based on interest rates as of March 31, 2013, if interest rates were 100 basis points higher during the 12 months ending March 31, 2014, interest expense on our variable rate debt would increase by $1.0 million. As of March 31, 2013, one-month LIBOR was 0.2037% and if this index was reduced to 0% during the 12 months ending March 31, 2014, interest expense on our variable rate debt would decrease by $0.2 million. As of March 31, 2013, we did not own any variable rate real estate-related investments.
The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2013 was 7.5%. The effective interest rate represents the effective interest rate as of March 31, 2013, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of March 31, 2013 was 2.3%.  The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2013 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and the risks identified in Post-Effective Amendment No. 10 to our Registration Statement (file no. 333-164703), filed with the SEC on April 16, 2013.
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
As of March 31, 2013, a significant portion of our real estate assets and the collateral securing our real estate loan receivable were located in Texas and Minnesota. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Texas and Minnesota real estate markets. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.
One of our tenants represents a significant percentage of our total annualized base rent and thus, the value of our stockholders’ investment in us will fluctuate with the performance of this tenant.
The largest tenant in the RBC Plaza, RBC Capital Markets, LLC, leases approximately 40% of the building and represented approximately 10.9% of our total annualized base rent as of March 31, 2013. As such, the value of our stockholders’ investment in us will fluctuate with the performance of this tenant. Additionally, revenues from this property could decrease significantly if RBC Capital Markets, LLC were to default, become insolvent, terminate its lease early or choose not to renew its lease upon its termination and we were unable to re-lease its space in the building at similar rental rates. This would make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of March 31, 2013, we had sold 32,412,066 shares of common stock in our ongoing initial public offering for gross offering proceeds of $322.7 million, including 845,965 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $8.0 million. As of March 31, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$28,966	Actual
Finders’ fees	—	Actual
Other underwriting compensation	4,197	Actual
Other organization and offering costs (excluding underwriting compensation) (1)	5,976	Actual
Total expenses	$39,139

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	12.1%	Actual

From the commencement of our ongoing initial public offering through March 31, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $283.6 million, including net offering proceeds from our dividend reinvestment plan of $8.0 million.
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
As of March 31, 2013, we had used the net proceeds from our initial public offering and debt financing to invest $460.0 million in seven real estate properties and one real estate-related investment, including $6.3 million of acquisition fees and closing costs and origination fees and expenses.

c)	Our board of directors has adopted an amended and restated share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
There are several limitations on our ability to redeem shares under the program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program document), we may not redeem shares unless the stockholder has held his or her shares for one year.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On March 6, 2013, our board of directors approved a second amended and restated share redemption program (the “Second Amended Share Redemption Program”). Pursuant to the Second Amended Share Redemption Program, we have modified how we will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then we would redeem all of such stockholder's shares. If we are redeeming all of a stockholder's shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the three months ended March 31, 2013, we fulfilled all redemption requests eligible for redemption under our share redemption program. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	52,480	$9.49	(3)
February 2013	7,773	$9.20	(3)
March 2013	—	$—	(3)
Total	60,253
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010 and announced an amendment to the program on March 8, 2013 (which amendment became effective on April 7, 2013).
(2) Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document), the prices at which we will initially redeem shares are as follows:

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
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document) will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or follow-on public offerings, the redemption price per share for all stockholders would be equal to the most recent estimated value per share as of the redemption date, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share that is not based on the price to acquire a share in our primary initial public offering or follow-on public offerings after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings - and have not done so for up to 18 months. For purposes of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership. We currently expect to update the estimated value per share every 12 to 18 months thereafter and will report such estimated values to our stockholders in our annual report, our quarterly reports, or in a current report on Form 8-K, as appropriate. We will also provide information about our estimated value per share on our website (such information may be provided by means of a link to our public filings on the SEC’s website, http://www.sec.gov).
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. In 2012, our net proceeds from the dividend reinvestment plan were $5.2 million. During the three months ended March 31, 2013, we redeemed $0.6 million of shares of common stock and $4.7 million was available for redemptions of shares eligible for redemption for the remainder of 2013.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)

Item 5. Other Information
None.
Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 10, 2010

4.1
Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 10, 2010

4.3
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Post-Effective No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

4.4
Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix A to supplement no. 8 to the Company’s prospectus included as part of Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.1
Sale, Purchase and Escrow Agreement (related to RBC Plaza), by and between Brookfield DB Inc., KBS Capital Advisors LLC and Commonwealth Land Title Insurance Company, dated as of December 20, 2013, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.2
Assignment and Assumption of Purchase Agreement (related to RBC Plaza), by and between KBS Capital Advisors LLC and KBSIII 60 South Sixth Street, LLC, dated as of January 18, 2013, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.3
Reinstatement and First Amendment to Sale, Purchase and Escrow Agreement (related to RBC Plaza), by and between Brookfield DB Inc. and KBSIII 60 South Sixth Street, LLC, dated as of January 21, 2013, incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.4
Assumption and Joinder Agreement (related to Tower on Lake Carolyn), by and among KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC, KBSIII 1550 West McEwen Drive, LLC, U.S. Bank National Association, Regions Bank and Fifth Third Bank, dated as of January 29, 2013, incorporated by reference to Exhibit 10.57 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.5
Amended and Restated Promissory Note (Revolving Loan) (related to Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech and the Tower on Lake Carolyn), by KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC and KBSIII 1550 West McEwen Drive, LLC for the benefit of Fifth Third Bank, dated as of January 29, 2013, incorporated by reference to Exhibit 10.58 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.6
Amended and Restated Promissory Note (Revolving Loan) (related to Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech and the Tower on Lake Carolyn), by KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Las Cimas IV, LLC and KBSIII 1550 West McEwen Drive, LLC for the benefit of Regions Bank, dated as of January 29, 2013, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

10.7
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

10.8
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

10.9
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

10.10
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

10.11
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

10.12
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

10.13
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

10.14
Guaranty Agreement (related to RBC Plaza), by KBS REIT Properties III, LLC for the benefit of Bank of America, N.A., dated as of January 31, 2013, incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.15
Promissory Note (related to RBC Plaza), by KBSIII 60 South Street, LLC for the benefit of Bank of America, N.A., dated as of January 31, 2013, incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.16
Term Loan Agreement (related to RBC Plaza), by and between KBSIII 60 South Street, LLC and Bank of America, N.A., dated as of January 31, 2013, incorporated by reference to Exhibit 10.69 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

10.17
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to RBC Plaza), by KBSIII 60 South Street, LLC for the benefit of Bank of America, N.A., dated as of January 31, 2013, incorporated by reference to Exhibit 10.70 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.18
Lease of Office Space (related to RBC Plaza), by and between BCED Minnesota Inc. and Inter-Regional Financial Group, Inc., dated as of February 6, 1989, incorporated by reference to Exhibit 10.71 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.19
Master Agreement (related to RBC Plaza), by and between BCED Minnesota Inc. and Inter-Regional Financial Group, Inc., dated as of February 6, 1989, incorporated by reference to Exhibit 10.72 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.20
First Amendment to Lease of Office Space (related to RBC Plaza), by and between Brookfield Development California Inc. and Inter-Regional Financial Group, Inc., dated as of May 14, 1991, incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.21
Amendment to Master Agreement (related to RBC Plaza), by and between Brookfield Development California Inc. and Inter-Regional Financial Group, Inc., dated as of August 1, 1991, incorporated by reference to Exhibit 10.74 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.22
Second Amendment to Lease of Office Space (related to RBC Plaza), by and between Brookfield Development California Inc. and Inter-Regional Financial Group, Inc., dated as of December 23, 1991, incorporated by reference to Exhibit 10.75 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.23
Third Amendment to Lease of Office Space (related to RBC Plaza), by and between Brookfield Development California Inc. and Inter-Regional Financial Group, Inc., dated as of July 9, 1992, incorporated by reference to Exhibit 10.76 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.24
Second Amendment to Master Agreement (related to RBC Plaza), by and between Brookfield Development California Inc. and Inter-Regional Financial Group, Inc., dated as of July 15, 1992, incorporated by reference to Exhibit 10.77 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.25
Fourth Amendment to Lease of Office Space (related to RBC Plaza), by and between Brookfield Development California Inc. and Inter-Regional Financial Group, Inc., dated as of July 29, 1993, incorporated by reference to Exhibit 10.78 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.26
Fifth Amendment to Lease of Office Space (related to RBC Plaza), by and between Brookfield Development California Inc. and Inter-Regional Financial Group, Inc., dated as of March 30, 1994, incorporated by reference to Exhibit 10.79 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.27
Sixth Amendment to Lease of Office Space (related to RBC Plaza), by and between Brookfield Development California Inc. and Inter-Regional Financial Group, Inc., dated as of November 27, 1997, incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.28
Seventh Amendment to Lease of Office Space (related to RBC Plaza), by and between Brookfield DB Inc. and Interra Financial Incorporated, dated as of August 22, 1997, incorporated by reference to Exhibit 10.81 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.29
Eighth Amendment to Lease of Office Space (related to RBC Plaza), by and between Brookfield DB Inc. and Dain Rauscher Corporation, dated as of May 29, 1998, incorporated by reference to Exhibit 10.82 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

10.30
Ninth Amendment to Lease of Office Space (related to RBC Plaza) by and between Brookfield DB Inc. and Dain Rauscher Corporation, dated as of February 16, 1999, incorporated by reference to Exhibit 10.83 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.31
Tenth Amendment to Lease of Office Space (related to RBC Plaza), by and between Brookfield DB Inc. and Dain Rauscher Corporation, dated as of December 9, 1999, incorporated by reference to Exhibit 10.84 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.32
Eleventh Amendment to Lease of Office Space (related to RBC Plaza), by and between Brookfield DB Inc. and Dain Rauscher Corporation, dated as of March 28, 2001, incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.33
Letter Agreement (related to RBC Plaza), by and between Brookfield DB Inc. and Interra Financial Incorporated, dated as of December 27, 2001, incorporated by reference to Exhibit 10.86 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.34
Amended and Restated Amendment of Lease to Lease of Office Space (related to RBC Plaza), by and between Brookfield DB Inc. and RBC Dain Rauscher Inc., dated as of June 6, 2003, incorporated by reference to Exhibit 10.87 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.35
Storage Space Lease (related to RBC Plaza), by and between Brookfield DB Inc. and RBC Capital Markets, LLC, dated as of February 18, 2011, incorporated by reference to Exhibit 10.88 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.36
First Amendment to Amended and Restated Amendment of Office Lease (related to RBC Plaza), by and between Brookfield DB Inc. and RBC Capital Markets, LLC, dated as of August 18, 2011, incorporated by reference to Exhibit 10.89 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.37
Letter Modification Agreement (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, executed as of March 27, 2013, incorporated by reference to Exhibit 10.90 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.38
Letter Modification Agreement (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, executed as of April 10, 2013, incorporated by reference to Exhibit 10.91 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.39
Additional Advance and Modification Agreement (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of April 15, 2013, incorporated by reference to Exhibit 10.92 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.40
Second Deed of Trust With Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of April 15, 2013, incorporated by reference to Exhibit 10.93 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.41
Second Secured Promissory Note (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of April 15, 2013, incorporated by reference to Exhibit 10.94 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

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

99.2	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, filed March 8, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 13, 2013	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 13, 2013	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)