Form 10-Q
period 2013-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2013-08-08
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes  ☐  No  ☒
As of August 2, 2013, there were 45,045,536 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Real estate:
Land	$87,723	$32,384
Buildings and improvements	549,360	246,258
Tenant origination and absorption costs	86,961	40,418
Total real estate, cost	724,044	319,060
Less accumulated depreciation and amortization	(26,238)	(14,090)
Total real estate, net	697,806	304,970
Real estate loan receivable, net	14,348	13,691
Cash and cash equivalents	32,384	23,518
Rents and other receivables, net	5,183	3,545
Above-market leases, net	815	881
Deferred financing costs, prepaid expenses and other assets	10,134	2,779
Total assets	$760,670	$349,384
Liabilities and stockholders’ equity
Notes payable	$403,890	$119,800
Accounts payable and accrued liabilities	15,975	8,054
Due to affiliates	—	16
Distributions payable	2,124	1,465
Below-market leases, net	17,504	5,152
Other liabilities	5,501	2,872
Total liabilities	444,994	137,359
Commitments and contingencies (Note 13)
Redeemable common stock	8,644	4,804
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 40,919,306 and 27,148,131 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	409	271
Additional paid-in capital	350,012	231,792
Accumulated other comprehensive income	636	—
Cumulative distributions and net losses	(44,025)	(24,842)
Total stockholders’ equity	307,032	207,221
Total liabilities and stockholders’ equity	$760,670	$349,384
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$11,973	$5,850	$22,144	$7,633
Tenant reimbursements	3,918	1,141	6,982	1,999
Interest income from real estate loan receivable	261	214	512	413
Other operating income	224	12	404	12
Total revenues	16,376	7,217	30,042	10,057
Expenses:
Operating, maintenance and management	4,169	1,487	7,438	1,963
Real estate taxes and insurance	3,221	996	5,630	1,429
Asset management fees to affiliate	919	472	1,683	659
Real estate acquisition fees to affiliates	2,695	708	3,950	1,836
Real estate acquisition fees and expenses	1,663	563	1,969	882
General and administrative expenses	611	456	1,069	1,059
Depreciation and amortization	7,312	4,018	13,450	5,487
Interest expense	1,918	1,281	3,364	1,650
Total expenses	22,508	9,981	38,553	14,965
Other income:
Other interest income	19	5	23	16
Net loss	$(6,113)	$(2,759)	$(8,488)	$(4,892)
Net loss per common share, basic and diluted	$(0.17)	$(0.16)	$(0.26)	$(0.32)
Weighted-average number of common shares outstanding, basic and diluted	36,616,023	17,586,160	33,177,117	15,118,048
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(6,113)	$(2,759)	$(8,488)	$(4,892)
Other comprehensive income:
Unrealized gains on derivative instruments	1,887	—	636	—
Total other comprehensive income	1,887	—	636	—
Total comprehensive loss	$(4,226)	$(2,759)	$(7,852)	$(4,892)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2012 and the Six Months Ended June 30, 2013 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance at December 31, 2011	10,468,043	$105	$88,801	$(4,635)	$—	$84,271
Issuance of common stock	16,755,000	167	166,690	—	—	166,857
Transfers to redeemable common stock	—	—	(4,501)	—	—	(4,501)
Redemptions of common stock	(74,912)	(1)	(739)	—	—	(740)
Distributions declared	—	—	—	(12,525)	—	(12,525)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,972)	—	—	(14,972)
Other offering costs	—	—	(3,487)	—	—	(3,487)
Net loss	—	—	—	(7,682)	—	(7,682)
Balance, December 31, 2012	27,148,131	$271	$231,792	$(24,842)	$—	$207,221
Net loss	—	—	—	(8,488)	—	(8,488)
Other comprehensive income	—	—	—	—	636	636
Issuance of common stock	13,900,724	139	137,586	—	—	137,725
Transfers to redeemable common stock	—	—	(3,403)	—	—	(3,403)
Redemptions of common stock	(129,549)	(1)	(1,254)	—	—	(1,255)
Distributions declared	—	—	—	(10,695)	—	(10,695)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(11,698)	—	—	(11,698)
Other offering costs	—	—	(3,011)	—	—	(3,011)
Balance, June 30, 2013	40,919,306	$409	$350,012	$(44,025)	$636	$307,032
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(8,488)	$(4,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,450	5,487
Noncash interest income on real estate-related investment	12	11
Deferred rents	(1,829)	(945)
Allowance for doubtful accounts	79	—
Amortization of above- and below-market leases, net	(512)	(159)
Amortization of deferred financing costs	545	416
Changes in operating assets and liabilities:
Rents and other receivables	150	(299)
Deferred financing costs, prepaid expenses and other assets	(1,804)	(571)
Accounts payable and accrued liabilities	1,775	1,293
Other liabilities	2,293	1,027
Net cash provided by operating activities	5,671	1,368
Cash Flows from Investing Activities:
Acquisitions of real estate	(384,733)	(182,808)
Improvements to real estate	(2,488)	(249)
Advances on real estate loans receivable	(669)	(1,534)
Net cash used in investing activities	(387,890)	(184,591)
Cash Flows from Financing Activities:
Proceeds from notes payable	284,090	88,350
Payments of deferred financing costs	(3,880)	(1,543)
Proceeds from issuance of common stock	133,067	89,947
Payments to redeem common stock	(1,255)	(503)
Payments of commissions on stock sales and related dealer manager fees	(11,698)	(8,346)
Payments of other offering costs	(3,861)	(1,860)
Distributions paid to common stockholders	(5,378)	(2,416)
Net cash provided by financing activities	391,085	163,629
Net increase (decrease) in cash and cash equivalents	8,866	(19,594)
Cash and cash equivalents, beginning of period	23,518	37,179
Cash and cash equivalents, end of period	$32,384	$17,585
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,424	$985
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$4,658	$1,977
Increase in other offering costs payable	$65	$202
Increase in distributions payable	$659	$483
Increase in capital expenses payable	$197	$494
Liabilities assumed in connection with real estate acquisition	$5,824	$—
Increase in lease commissions payable	$50	$101
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2013, the Advisor owned 20,000 shares of the Company’s common stock.
The Company intends to invest in a diverse portfolio of real estate properties and real estate-related assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of June 30, 2013, the Company owned ten office properties and one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through June 30, 2013, the Company had sold 41,103,767 shares of common stock for gross offering proceeds of $408.6 million, including 1,119,894 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $10.6 million. The Company has extended the closing date of its primary offering until the earlier of the sale of all 200,000,000 shares or April 24, 2014.
As of June 30, 2013, the Company had redeemed 204,461 shares sold in the Offering for $2.0 million.
On February 14, 2013, the Company filed a registration statement on Form S-11 with the SEC to register a follow-on public offering (the “Follow-on Offering”). Pursuant to the Follow-on Offering registration statement, the Company proposes to register up to $2,000,000,000 of shares of common stock for sale to the public in the primary Follow-on Offering. The Company also expects to register up to $760,000,000 of shares of common stock pursuant to the Company’s dividend reinvestment plan in the Follow-on Offering.
The Company can give no assurance that it will commence or complete a Follow-on Offering. Its offering stage will depend on a number of considerations, including the composition of its portfolio and opportunities in the market for real estate investments. The Company will continue to monitor these factors and may adjust the termination date of its offering stage as necessary should these factors change.
The Company plans to continue to offer shares under its dividend reinvestment plan beyond the termination of the offering stage for its primary offering until it has sold 80,000,000 shares through the reinvestment of distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When the Company determines that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2013 and 2012, respectively.
Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2013, respectively. Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2012, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2013 and 2012, respectively. For each day that was a record date for distributions during the three and six months ended June 30, 2013 and 2012, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through June 30, 2013 was a record date for distributions. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through June 30, 2012 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 11, “Segment Information.”
Recently Issued Accounting Standards Update
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 31, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s consolidated financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the six months ended June 30, 2013, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
RBC Plaza	Minneapolis	MN	01/31/2013	$16,951	$92,366	$16,825	$31	$(2,151)	$124,022
One Washingtonian Center	Gaithersburg	MD	06/19/2013	14,400	62,118	12,217	26	(4,702)	84,059
Preston Commons	Dallas	TX	06/19/2013	17,188	84,249	12,081	—	(4,433)	109,085
Sterling Plaza	Dallas	TX	06/19/2013	6,800	62,041	6,251	41	(1,742)	73,391
				$55,339	$300,774	$47,374	$98	$(13,028)	$390,557

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
RBC Plaza	7.9	2.2	8.2
One Washingtonian Center	9.4	4.2	10.0
Preston Commons	6.1	—	6.1
Sterling Plaza	4.6	3.0	6.0
The Company recorded each real estate acquisition as a business combination and expensed $5.9 million of acquisition costs. For the six months ended June 30, 2013, the Company recognized $8.6 million of total revenues and $5.7 million of operating expenses from these properties.

4.	REAL ESTATE
As of June 30, 2013, the Company’s real estate portfolio was composed of ten office properties encompassing in the aggregate approximately 3.3 million rentable square feet. As of June 30, 2013, the Company’s real estate portfolio was collectively 89% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2013 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(3,855)	$43,518
Las Cimas IV	10/28/2011	Austin	TX	Office	36,213	(3,794)	32,419
Town Center	03/27/2012	Plano	TX	Office	118,943	(8,485)	110,458
McEwen Building	04/30/2012	Franklin	TN	Office	40,326	(2,556)	37,770
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,885	(2,335)	27,550
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	47,174	(1,766)	45,408
RBC Plaza	01/31/2013	Minneapolis	MN	Office	126,563	(2,819)	123,744
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	88,735	(187)	88,548
Preston Commons	06/19/2013	Dallas	TX	Office	113,716	(242)	113,474
Sterling Plaza	06/19/2013	Dallas	TX	Office	75,116	(199)	74,917
					$724,044	$(26,238)	$697,806

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2013, the leases had remaining terms, excluding options to extend, of up to 10.5 years with a weighted-average remaining term of 5.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.8 million and $1.7 million as of June 30, 2013 and December 31, 2012, respectively.
During the six months ended June 30, 2013 and 2012, the Company recognized deferred rent from tenants of $1.8 million and $0.9 million, respectively. As of June 30, 2013 and December 31, 2012, the cumulative deferred rent balance was $4.6 million and $2.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets.
As of June 30, 2013, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2013 through December 31, 2013	$31,784
2014	63,832
2015	58,689
2016	53,450
2017	46,817
Thereafter	135,358
$389,930
As of June 30, 2013, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	67	$17,948	25.9%
Accommodation & Food	13	7,099	10.2%
		$25,047	36.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2013, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Geographic Concentration Risk
As of June 30, 2013, the Company’s net investments in real estate in Texas, Minnesota and Maryland represented 55%, 16% and 12% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas, Minnesota and Maryland real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2013 and December 31, 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Cost	$86,961	$40,418	$1,100	$1,025	$(18,634)	$(5,659)
Accumulated Amortization	(10,943)	(6,268)	(285)	(144)	1,130	507
Net Amount	$76,018	$34,150	$815	$881	$(17,504)	$(5,152)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(2,953)	$(1,971)	$(78)	$(31)	$407	$164

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(5,506)	$(2,680)	$(164)	$(41)	$676	$200

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

6.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2013 and December 31, 2012, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2013 (1)	Book Value as of June 30, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination (4)
Dallas, Texas	06/24/2011	Office	Mortgage	$14,268	$14,348	$13,691	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of June 30, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2013, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of June 30, 2013.
(4) As of June 30, 2013, $14.3 million had been disbursed under the Aberdeen First Mortgage Loan and an additional $9.6 million remained available for future funding, subject to certain conditions set forth in the loan agreement.
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2013 (in thousands):

Real estate loan receivable - December 31, 2012	$13,691
Advances on real estate loan receivable	669
Amortization of closing costs and origination fees on originated real estate loan receivable	(12)
Real estate loan receivable - June 30, 2013	$14,348

For the three and six months ended June 30, 2013 and 2012, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual interest income	$267	$219	$524	$424
Amortization of closing costs and origination fees	(6)	(5)	(12)	(11)
Interest income from real estate loan receivable	$261	$214	$512	$413
As of June 30, 2013 and December 31, 2012, interest receivable from the real estate loan receivable was $0.1 million and $0.1 million, respectively, and was included in rents and other receivables.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

7.	NOTES PAYABLE
As of June 30, 2013 and December 31, 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of June 30, 2013(1)	Effective Interest Rate as of June 30, 2013 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan (3)	$75,000	$56,600	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
U.S. Bank Portfolio Loan (4)	98,200	63,200	One-month LIBOR + 1.85% to 3.00%	2.19%	Interest Only	02/01/2016
RBC Plaza Mortgage Loan (5)	68,730	—	One-month LIBOR + 1.80%	2.59%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (6)	161,960	—	One-month LIBOR + 1.50%	2.80%	Interest Only	07/01/2017
Total Notes Payable	$403,890	$119,800
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2013. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2013, where applicable.
(2) Represents the maturity date as of June 30, 2013; subject to certain conditions, the maturity dates of certain loans maybe extended beyond the dates shown.
(3) On April 15, 2013, the Company entered into a modification agreement to extend the maturity date to March 27, 2018 and to increase the loan amount. See “Recent Financing Transactions – Town Center Mortgage Loan Modification.”
(4) The U.S. Bank Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech Center and the Tower on Lake Carolyn. The face amount of the U.S. Bank Portfolio Loan is $200.0 million, of which $80.0 million is term debt and $120.0 million is revolving debt. As of June 30, 2013, the outstanding balance under the loan was $98.2 million and was composed of $80.0 million of term debt and $18.2 million of revolving debt. As of June 30, 2013, an additional $42.6 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $59.2 million of revolving debt is available for future disbursements with the addition of one or more properties to secure the U.S. Bank Portfolio Loan, subject to certain conditions set forth in the loan agreement.
(5) As of June 30, 2013, $68.7 million had been disbursed to the Company and $7.2 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(6) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza. As of June 30, 2013, $162.0 million had been disbursed to the Company and $8.8 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. See “Recent Financing Transactions – National Office Portfolio Mortgage Loan.”
As of June 30, 2013 and December 31, 2012, the Company’s deferred financing costs were $4.2 million and $0.9 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2013, the Company incurred $1.9 million and $3.4 million of interest expense, respectively. During the three and six months ended June 30, 2012, the Company incurred $1.3 million and $1.7 million of interest expense, respectively. As of June 30, 2013 and December 31, 2012, $0.6 million and $0.2 million of interest expense was payable, respectively. Included in interest expense for the three and six months ended June 30, 2013 is $0.3 million and $0.5 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2012 is $0.3 million and $0.4 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2013 is $0.2 million and $0.3 million of interest incurred as a result of the Company’s interest rate swap agreements, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following is a schedule of maturities for all notes payable outstanding as of June 30, 2013 (in thousands):

July 1, 2013 through December 31, 2013	$—
2014	—
2015	—
2016	98,200
2017	230,690
Thereafter	75,000
$403,890
The Company’s notes payable contain financial debt covenants. As of June 30, 2013, the Company was in compliance with these debt covenants.
Recent Financing Transactions
Town Center Mortgage Loan Modification
On March 27, 2012, the Company, through an indirect wholly owned subsidiary (the “Town Center Mortgage Loan Borrower”), entered into a one-year mortgage loan with Wells Fargo Bank, National Association, an unaffiliated lender, for borrowings of up to $60.3 million secured by Town Center (the “Town Center Mortgage Loan”). The Company drew the entire $60.3 million at the closing of the loan. The original maturity date of the Town Center Mortgage Loan was March 27, 2013.  On March 27, 2013, the Company and the lender entered into a modification agreement to extend the maturity date of the Town Center Mortgage Loan to April 10, 2013 and to modify the interest rate so that, effective March 27, 2013, the Town Center Mortgage Loan bears interest at a floating rate of 185 basis points over one-month LIBOR during the remainder of the loan term.
On April 10, 2013, the Company and the lender entered into another modification agreement to extend the maturity date of the Town Center Mortgage Loan to April 22, 2013. On April 15, 2013, the Company and the lender entered into another modification agreement to extend the maturity date of the Town Center Mortgage Loan to March 27, 2018 and to increase the loan amount to $75.0 million. As of April 15, 2013, all $75.0 million had been funded.  Monthly payments are interest only with the entire balance and all accrued and unpaid interest and other amounts accrued and unpaid due at maturity, assuming no prior prepayment.  The Company may prepay all or a portion of the Town Center Mortgage Loan without penalty or fees.
The Company has entered into two swap agreements to hedge the interest rate on the Town Center Mortgage Loan. On March 11, 2013, the Company entered into an interest rate swap agreement with the lender, which effectively fixes the interest rate on a $56.6 million portion of the Town Center Mortgage Loan at 2.92%, which swap is effective from April 2, 2013 through March 27, 2018. On April 15, 2013, the Company entered into another interest rate swap agreement with the lender, which effectively fixes the interest rate on the remaining $18.4 million portion of the Town Center Mortgage Loan at 2.71%, which swap is effective from May 1, 2013 through March 27, 2018.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

National Office Portfolio Mortgage Loan
On June 19, 2013, in connection with the Company’s acquisitions of the One Washingtonian Center, Preston Commons and Sterling Plaza (together, the “National Office Portfolio”), the Company, through indirect wholly owned subsidiaries, entered into a four-year mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to approximately $170.8 million secured by the National Office Portfolio (the “National Office Portfolio Mortgage Loan”). At closing, approximately $162.0 million of the National Office Portfolio Mortgage Loan was funded and the remaining $8.8 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements at the National Office Portfolio, subject to certain terms and conditions contained in the loan documents. The National Office Portfolio Mortgage Loan matures on July 1, 2017, with two one-year extension options, subject to certain conditions and the payment of an extension fee equal to 0.15% of the outstanding principal balance at the time of each extension. Should the Company meet the conditions and exercise each of its extension options, which would extend the maturity date from July 1, 2017 to July 1, 2019, monthly principal payments would be $185,000 beginning on July 1, 2018. The National Office Portfolio Mortgage Loan bears interest at a floating rate of 150 basis points over one-month LIBOR during the term of the loan and monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity, assuming no prior prepayment. The Company has the right to prepay the principal balance of the loan in full at any time and in part from time to time subject to the terms of the loan agreement and upon payment to the lender of an amount equal to any loss suffered by the lender as a result of such prepayment.
On June 21, 2013, the Company entered into an interest rate swap agreement with the National Office Portfolio Mortgage Lender, which effectively fixes the interest rate on a $148.0 million portion of the National Office Portfolio Mortgage Loan at 2.91%, which swap is effective from July 1, 2013 through May 31, 2017 and which will effectively fix the interest rate on $100.0 million at 2.91% from June 1, 2017 through May 31, 2018.
KBS REIT Properties III is providing a limited guaranty of the National Office Portfolio Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender as a result of certain intentional actions committed by any borrower under the National Office Portfolio Mortgage Loan or REIT Properties III in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the National Office Portfolio Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving any borrower under the National Office Portfolio Mortgage Loan.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2013 and December 31, 2012. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2013	December 31, 2012
Interest Rate Swap	02/01/2013	02/01/2017	$68,730	One-month LIBOR/ Fixed at 0.79%	$300	$—
Interest Rate Swap	04/02/2013	03/27/2018	56,600	One-month LIBOR/ Fixed at 1.07%	700	—
Interest Rate Swap	05/01/2013	03/27/2018	18,400	One-month LIBOR/ Fixed at 0.86%	409	—
Interest Rate Swap (1)	07/01/2013	06/01/2018	148,000	One-month LIBOR/ Fixed at 1.41%	(773)	—
Total derivatives designated as hedging instruments			$291,730		$636	$—
_____________________
(1) The Company entered into an interest rate swap agreement with Bank of America, N.A., which effectively fixes the interest rate on a $148.0 million portion of the National Office Portfolio Mortgage Loan at 2.91% from July 1, 2013 through May 31, 2017, and which will fix the interest rate on $100.0 million at 2.91% from June 1, 2017 through May 31, 2018.
Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive loss and accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized gains of $1.9 million and $0.6 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income during the three and six months ended June 30, 2013, respectively. Amounts in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flows. As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $0.2 million and $0.3 million of interest expense related to the effective portion of cash flow hedges during the three and six months ended June 30, 2013, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the three and six months ended June 30, 2013, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months totaled $2.7 million as of June 30, 2013 and was included in accumulated other comprehensive income.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

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
Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
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
June 30, 2013
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of June 30, 2013 and December 31, 2012, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$14,268	$14,348	$14,229	$13,599	$13,691	$13,563
Financial liabilities:
Notes payable	$403,890	$403,890	$402,684	$119,800	$119,800	$119,284
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
During the six months ended June 30, 2013, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$1,409	$—	$1,409	$—
Liability derivatives	(773)	—	(773)	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

10.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the six months ended June 30, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2013 and 2012, respectively, and any related amounts payable as of June 30, 2013 and December 31, 2012 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Expensed
Reimbursement of operating expenses (1)	$33	$21	$58	$36	$—	$—
Asset management fees	919	472	1,683	659	—	—
Real estate acquisition fees	2,695	708	3,950	1,836	—	—
Additional Paid-in Capital
Selling commissions	4,723	2,679	7,795	5,653	—	—
Dealer manager fees	2,415	1,261	3,903	2,693	—	—
Reimbursable other offering costs	499	437	1,371	837	—	16
	$11,284	$5,578	$18,760	$11,714	$—	$16
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $33,000 and $58,000 for the three and six months ended June 30, 2013, respectively, and $21,000 and $36,000 for the three and six months ended June 30, 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement through June 30, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
June 30, 2013
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
The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Real estate segment	$16,115	$7,003	$29,530	$9,644
Real estate-related segment	261	214	512	413
Total segment revenues	$16,376	$7,217	$30,042	$10,057

Interest Expense:
Real estate segment	$1,882	$1,253	$3,288	$1,592
Real estate-related segment	—	—	—	—
Total segment interest expense	1,882	1,253	3,288	1,592
Corporate-level	36	28	76	58
Total interest expense	$1,918	$1,281	$3,364	$1,650

NOI:
Real estate segment	$5,950	$2,823	$11,542	$4,049
Real estate-related segment	235	186	461	365
Total NOI	$6,185	$3,009	$12,003	$4,414

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following table summarizes total assets and total liabilities for each reportable segment as of June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013	As of December 31, 2012
Assets:
Real estate segment	$714,868	$317,133
Real estate-related segment	14,470	13,811
Total segment assets	729,338	330,944
Corporate-level (1)	31,332	18,440
Total assets	$760,670	$349,384
Liabilities:
Real estate segment	$442,441	$135,082
Real estate-related segment	7	2
Total segment liabilities	442,448	135,084
Corporate-level (2)	2,546	2,275
Total liabilities	$444,994	$137,359
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $30.3 million and $18.2 million as of June 30, 2013 and December 31, 2012, respectively.
(2) As of June 30, 2013 and December 31, 2012 corporate-level liabilities consisted primarily of distributions payable and accruals for general and administrative expenses.
The following table reconciles the Company’s net loss to its NOI for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(6,113)	$(2,759)	$(8,488)	$(4,892)
Other interest income	(19)	(5)	(23)	(16)
Real estate acquisition fees to affiliate	2,695	708	3,950	1,836
Real estate acquisition fees and expenses	1,663	563	1,969	882
General and administrative expenses	611	456	1,069	1,059
Depreciation and amortization	7,312	4,018	13,450	5,487
Corporate-level interest expense	36	28	76	58
NOI	$6,185	$3,009	$12,003	$4,414

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

12. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2013 and 2012. The Company acquired four office buildings during the six months ended June 30, 2013, which were accounted for as business combinations. The following unaudited pro forma information for the three and six months ended June 30, 2013 and 2012 has been prepared to give effect to the acquisitions of the RBC Plaza and the National Office Portfolio as if the acquisitions occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$23,017	$18,978	$45,798	$33,578
Depreciation and amortization	$9,874	$7,680	$19,415	$12,810
Net loss	$(1,952)	$(2,756)	$(3,120)	$(5,020)
Net loss per common share, basic and diluted	$(0.04)	$(0.09)	$(0.07)	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted	47,597,044	31,053,364	45,287,925	28,585,252
The unaudited pro forma information for the three and six months ended June 30, 2013 was adjusted to exclude $4.4 million and $5.9 million, respectively, of acquisition costs related to the above properties incurred in 2013.

13.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and, if applicable, preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the Advisor and the Dealer Manager are unable to provide the respective services, the Company will be required to obtain such services from other sources.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. As of August 2, 2013, the Company had sold 45,238,479 shares of common stock in the Offering for gross offering proceeds of $449.8 million, including 1,338,208 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $12.7 million. Also as of August 2, 2013, the Company had redeemed 212,943 of the shares sold in the Offering for $2.1 million.
Distributions Paid
On July 1, 2013, the Company paid distributions of $2.1 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2013 through June 30, 2013. On August 1, 2013, the Company paid distributions of $2.3 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2013 through July 31, 2013.
Distributions Declared
On July 9, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2013 through August 31, 2013, which the Company expects to pay in September 2013. On August 5, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2013 through September 30, 2013, which the Company expects to pay in October 2013, and distributions based on daily record dates for the period from October 1, 2013 through October 31, 2013, which the Company expects to pay in November 2013. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of June 30, 2013, our total assets were $760.7 million. We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify suitable investments and to manage our investments.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of June 30, 2013, we had used a combination of cash flows from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, in Post-Effective Amendment No. 12 to our Registration Statement (file no. 333-164703) and in Part II, Item 1A of this Quarterly Report on Form 10-Q, all filed with the Securities and Exchange Commission (the “SEC”).
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
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in or originate real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of June 30, 2013, we owned ten office properties and had originated one first mortgage loan.

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
On March 24, 2011, we broke escrow in our initial public offering and through June 30, 2013, we had sold 41,103,767 shares of common stock for gross offering proceeds of $408.6 million, including 1,119,894 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $10.6 million. We have extended the closing date of our primary offering until the earlier of the sale of all 200,000,000 shares or April 24, 2014.
Also as of June 30, 2013, we had redeemed 204,461 shares sold in our initial public offering for $2.0 million.
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
We can give no assurance that we will commence or complete a Follow-on Offering. Our offering stage will depend on a number of considerations, including the composition of our portfolio and opportunities in the market for real estate investments. We will continue to monitor these factors and we may adjust the termination date of our offering stage as necessary should these factors change.
We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of the offering stage for our primary offering until we have sold 80,000,000 shares through the reinvestment of distributions. In many states, we will need to renew the registration statement or file a new registration statement to continue the dividend reinvestment plan offering for these periods. We may terminate the dividend reinvestment plan offering at any time.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management's beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the ongoing sub-par recovery of the U.S. economy, concerns persist regarding the damped pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. At the end of 2012, the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs. In 2013, the legislative and executive branches of the government were unable to negotiate a new federal budget, and the sequestration cuts began to take effect in March 2013. The cuts in government expenditures have affected each branch of government and multiple programs within each branch. These decreases in spending contributed to the slowing of U.S. economic growth in the second quarter of 2013. Increased reductions in federal government spending are scheduled in the third and fourth quarters of 2013, which has led a number of banks and economists to lower their projections for 2013 real gross domestic product growth.
With the help of an extremely accommodative Federal Reserve monetary policy, corporate America, and in particular the banking industry, has experienced improved earnings and stronger corporate finances. The U.S. dollar has remained the safe haven currency for the rest of the world, and U.S. asset prices have grown on a relative basis.
In 2012, the economic stimulus provided by certain Federal Reserve programs and an increased demand for U.S.- based assets began to fuel the U.S. commercial real estate market recovery. Transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have spurred on the recovery. Commercial real estate transaction volumes have continued to improve as the United States has become a “safe haven” for global capital. This trend has continued throughout 2013 and the U.S. commercial real estate market has gained favor as an alternative investment asset. Looking forward, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Residential real estate markets also have benefitted from the actions of the Federal Reserve. The introduction of the latest quantitative easing (QE) program has been directly focused on the purchase of mortgage backed securities at a pace of $45 billion a month and the purchase of longer-term treasury securities at a pace of $40 billion a month. This program has successfully lowered the cost of capital available to home buyers, which in turn has led to an increase in mortgage applications and construction activity. The residential real estate market has also benefitted from the presence of institutional investors who have instituted programs focused on the purchase of single-family homes with the intent of renting these homes. This increase in demand has led to a rebound in the value of residential properties in most major metropolitan areas.
In Europe, concerns remain regarding resolution of the ongoing sovereign debt crisis. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global financial markets remains a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of sovereign risks. In the wake of the crisis, some nations continue to experience an ongoing elevated cost of capital. In November 2012, Moody's downgraded France's sovereign debt rating to Aa1 from AAA and, in February 2013, Moody's downgraded the U.K. government debt to Aa1 from AAA as well. In the past 15 months, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations.
Overall, despite indications of tepid recovery both in the U.S. and abroad, uncertainties abound. China's export-based economy has slowed and Japan has recently embarked upon a large scale QE program of its own. In the United States, the Federal Reserve has begun to address the timing of the completion of the current QE program, which, when combined with the highly adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Investments
The events of the past six years have had, and will likely continue to have, a significant impact, both positive and negative, on our real estate investments. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in additional decreases in cash flows. Historically low interest rates have helped offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have begun to increase in the anticipation of the cessation of QE.
Impact on Our Real Estate‑Related Investment
Our real estate-related investment is directly secured by commercial real estate. As a result, our real estate-related investment may be impacted to some degree by the same factors that may impact our real estate investments, as may future investments in real estate-related assets.
As of June 30, 2013, we had a fixed rate real estate loan receivable with a principal balance of $14.3 million and a carrying value of $14.3 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with volatile operating cash flows from our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which has the potential of negatively impacting the value of our investments. As of June 30, 2013, we had variable rate notes payable with an aggregate principal amount outstanding of $403.9 million, all of which mature between 2016 and 2018. The interest rates on $291.7 million of our variable rate notes payable are effectively fixed through interest rate swap agreements.

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
On March 24, 2011, we broke escrow in our initial public offering and through June 30, 2013, we had sold 41,103,767 shares for gross offering proceeds of $408.6 million, including 1,119,894 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $10.6 million. Also as of June 30, 2013, we had redeemed 204,461 shares sold in our initial public offering for $2.0 million. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We have extended the closing date of our primary offering until the earlier of the sale of all 200,000,000 shares or April 24, 2014.
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
We can give no assurance that we will commence or complete a Follow-on Offering. Our offering stage will depend on a number of considerations, including the composition of our portfolio and opportunities in the market for real estate investments. We will continue to monitor these factors and we may adjust the termination date of our offering stage as necessary should these factors change.
We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of the offering stage for our primary offering until we have sold 80,000,000 shares through the reinvestment of distributions. In many states, we will need to renew the registration statement or file a new registration statement to continue the dividend reinvestment plan offering for these periods. We may terminate the dividend reinvestment plan offering at any time.
During the six months ended June 30, 2013, we acquired four office properties. Our cash needs for those investments were met with proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate properties and real-estate related investment.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2013, we owned ten office properties that were collectively 89% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of June 30, 2013, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of June 30, 2013, we had mortgage debt obligations in the aggregate principal amount of $403.9 million, all of which mature between 2016 and 2018. As of June 30, 2013, we had $42.6 million of revolving debt available for future disbursements under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We made distributions to our stockholders during the six months ended June 30, 2013 using a combination of cash flows from operations and debt financing. We believe that our cash flows from operations, cash on hand, proceeds from our dividend reinvestment plan and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2013 did not exceed the charter imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with the origination of our first investment on June 24, 2011. As of June 30, 2013, we owned ten office properties and one real estate loan receivable. During the six months ended June 30, 2013, net cash provided by operating activities was $5.7 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2013 for an entire period and anticipated future acquisitions of real estate investments and acquisitions or originations of real estate‑related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $387.9 million for the six months ended June 30, 2013 and primarily consisted of the following:

•	$384.7 million for the acquisition of four real estate properties;

•	$2.5 million of improvements to real estate; and

•	$0.7 million of funding obligations under our real estate loan receivable.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the six months ended June 30, 2013, net cash provided by financing activities was $391.1 million and primarily consisted of the following:

•	$280.2 million of net cash provided by debt financing as a result of proceeds from notes payable of $284.1 million, partially offset by payments of deferred financing costs of $3.9 million;

•
$117.5 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $15.6 million, including $0.9 million of other organization and offering expenses related to the Follow-on Offering;

•	$5.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $4.7 million; and

•	$1.3 million of cash used for redemptions of common stock.
Once we have fully invested the proceeds of our public offerings, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of June 30, 2013, our borrowings and other liabilities were approximately 56% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2013 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$403,890	$—	$—	$328,890	$75,000
Interest payments on outstanding debt obligations (2)	40,324	5,354	21,240	13,223	507
Outstanding funding obligations under real estate loan receivable	9,632	(3)	(3)	(3)	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of June 30, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $2.9 million, excluding amortization of deferred financing costs totaling $0.5 million, during the six months ended June 30, 2013.
(3) On June 24, 2011, we originated the Aberdeen First Mortgage Loan. As of June 30, 2013, we had disbursed $14.3 million to the borrower under the Aberdeen First Mortgage Loan and another $9.6 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. The Aberdeen First Mortgage Loan matures on July 1, 2016.
Results of Operations
Overview
Our results of operations as of June 30, 2013 are not indicative of those expected in future periods, as we broke escrow in our initial public offering on March 24, 2011 and have since been raising money in and investing the proceeds from our ongoing initial public offering. As of June 30, 2012, we owned five office properties and one real estate loan receivable. As of June 30, 2013, we owned ten office properties and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2013 for an entire period and anticipated future acquisitions of real estate and real estate-related investments. As a result, the results of operations presented for the three and six months ended June 30, 2013 and 2012 are not directly comparable.
Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012
The following table provides summary information about our results of operations for the three months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$11,973	$5,850	$6,123	105%	$5,773	$350
Tenant reimbursements	3,918	1,141	2,777	243%	2,314	463
Interest income from real estate loan receivable	261	214	47	22%	—	47
Other operating income	224	12	212	100%	218	(6)
Operating, maintenance and management costs	4,169	1,487	2,682	180%	2,549	133
Real estate taxes, property-related taxes and insurance	3,221	996	2,225	223%	1,777	448
Asset management fees to affiliate	919	472	447	95%	412	35
Real estate acquisition fees to affiliates	2,695	708	1,987	281%	1,987	n/a
Real estate acquisition fees and expenses	1,663	563	1,100	195%	1,100	n/a
General and administrative expenses	611	456	155	34%	n/a	n/a
Depreciation and amortization	7,312	4,018	3,294	82%	3,541	(247)
Interest expense	1,918	1,281	637	50%	770	(133)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 related to real estate and real estate-related investments acquired or originated on or after April 1, 2012.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 with respect to real estate and real estate-related investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements from our real estate properties increased from $7.0 million for the three months ended June 30, 2012 to $15.9 million for the three months ended June 30, 2013 primarily as a result of the growth in our real estate portfolio. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.2 million during the three months ended June 30, 2012 to $0.3 million during the three months ended June 30, 2013. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to increase in future periods as we make advances under the real estate loan receivable and to the extent we make additional investments in real estate loans receivable.
Operating, maintenance and management costs increased from $1.5 million for the three months ended June 30, 2012 to $4.2 million for the three months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate assets.
Real estate taxes, property-related taxes and insurance increased from $1.0 million for the three months ended June 30, 2012 to $3.2 million for the three months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. The increase in real estate taxes, property-related taxes and insurance for properties held throughout both periods was primarily due to property tax reassessments. We expect real estate taxes, property-related taxes and insurance to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate assets.
Asset management fees with respect to our real estate and real estate-related investments increased from $0.5 million for the three months ended June 30, 2012 to $0.9 million for the three months ended June 30, 2013, primarily as a result of the growth of our real estate portfolio. All asset management fees incurred as of June 30, 2013 have been paid. We expect asset management fees to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate and real estate-related investments.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $1.3 million for the three months ended June 30, 2012 to $4.4 million for the three months ended June 30, 2013. The increase is primarily due to the difference in the total acquisition cost for real estate acquired during the three months ended June 30, 2012 of $70.2 million compared to the total acquisition cost for real estate acquired during the three months ended June 30, 2013 of $266.5 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition and origination activity.
General and administrative expenses increased from $0.5 million for the three months ended June 30, 2012 to $0.6 million for the three months ended June 30, 2013. We expect general and administrative costs to increase in the future as we make additional investments but to decrease as a percentage of total revenue.
Depreciation and amortization increased from $4.0 million for the three months ended June 30, 2012 to $7.3 million for the three months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the real estate acquired during 2013 for an entire period and anticipated future acquisitions of real estate assets.
Interest expense increased from $1.3 million for the three months ended June 30, 2012 to $1.9 million for the three months ended June 30, 2013. Included in interest expense is the amortization of deferred financing costs of $0.3 million for the three months ended June 30, 2012 and 2013, respectively. The increase in interest expense is primarily a result of an increased notes payable principal balance as a result of our use of debt in acquiring real estate assets in 2012 and 2013. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate and acquisitions or originations of real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012
The following table provides summary information about our results of operations for the six months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$22,144	$7,633	$14,511	190%	$14,465	$46
Tenant reimbursements	6,982	1,999	4,983	249%	4,507	476
Interest income from real estate loan receivable	512	413	99	24%	—	99
Other operating income	404	12	392	100%	392	—
Operating, maintenance and management costs	7,438	1,963	5,475	279%	5,464	11
Real estate taxes, property-related taxes and insurance	5,630	1,429	4,201	294%	3,851	350
Asset management fees to affiliate	1,683	659	1,024	155%	993	31
Real estate acquisition fees to affiliates	3,950	1,836	2,114	115%	2,114	n/a
Real estate acquisition fees and expenses	1,969	882	1,087	123%	1,087	n/a
General and administrative expenses	1,069	1,059	10	1%	n/a	n/a
Depreciation and amortization	13,450	5,487	7,963	145%	7,961	2
Interest expense	3,364	1,650	1,714	104%	1,982	(268)
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 related to real estate and real estate-related investments acquired or originated on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 with respect to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $9.6 million for the six months ended June 30, 2012 to $29.1 million for the six months ended June 30, 2013 primarily as a result of the growth in our real estate portfolio. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.4 million during the six months ended June 30, 2012 to $0.5 million during the six months ended June 30, 2013. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to increase in future periods as we make advances under the real estate loan receivable and to the extent we make additional investments in real estate loans receivable.
Operating, maintenance and management costs increased from $2.0 million for the six months ended June 30, 2012 to $7.4 million for the six months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate assets.
Real estate taxes, property-related taxes and insurance increased from $1.4 million for the six months ended June 30, 2012 to $5.6 million for the six months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. The increase in real estate taxes, property-related taxes and insurance for properties held throughout both periods was primarily due to property tax reassessments. We expect real estate taxes, property- related taxes and insurance to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate assets.
Asset management fees with respect to our real estate and real estate-related investments increased from $0.7 million for the six months ended June 30, 2012 to $1.7 million for the six months ended June 30, 2013, primarily as a result of the growth of our real estate portfolio. All asset management fees incurred as of June 30, 2013 have been paid. We expect asset management fees to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $2.7 million for the six months ended June 30, 2012 to $5.9 million for the six months ended June 30, 2013. The increase is primarily due to the difference in the total acquisition cost for real estate acquired during the six months ended June 30, 2012 of $182.8 million compared to the total acquisition cost for real estate acquired during the six months ended June 30, 2013 of $390.6 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition and origination activity.
Depreciation and amortization increased from $5.5 million for the six months ended June 30, 2012 to $13.5 million for the six months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the real estate acquired during 2013 for an entire period and anticipated future acquisitions of real estate assets.
Interest expense increased from $1.7 million for the six months ended June 30, 2012 to $3.4 million for the six months ended June 30, 2013. Included in interest expense is the amortization of deferred financing costs of $0.4 million and $0.5 million for the six months ended June 30, 2012 and 2013, respectively. The increase in interest expense is primarily a result of an increased notes payable principal balance as a result of our use of debt in acquiring real estate assets in 2012 and 2013. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate and acquisitions or originations of real estate-related investments.
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
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incur on our behalf.  However, at the termination of our primary offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of our primary offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of the gross proceeds we raised in the respective offering. We reimburse our dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of June 30, 2013, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through June 30, 2013, including shares issued through our dividend reinvestment plan, we had sold 41,103,767 shares in our offering for gross offering proceeds of $408.6 million and incurred selling commissions and dealer manager fees of $36.1 million and organization and other offering costs of $11.6 million in our initial public offering. In addition, we have incurred offering expenses of $0.9 million in the Follow-on Offering.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2013 and 2012 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(6,113)	$(2,759)	$(8,488)	$(4,892)
Depreciation of real estate assets	2,283	1,127	4,160	1,602
Amortization of lease-related costs	5,029	2,891	9,290	3,885
FFO	$1,199	$1,259	$4,962	$595
Straight-line rent and amortization of above- and below-market leases	(1,430)	(794)	(2,341)	(1,104)
Amortization of discounts and closing costs	6	5	12	11
Real estate acquisition fees to affiliate	2,695	708	3,950	1,836
Real estate acquisition fees and expenses	1,663	563	1,969	882
MFFO	$4,133	$1,741	$8,552	$2,220
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO and MFFO to improve as we continue to acquire additional real estate and real estate-related assets.
Distributions
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2013	$4,761	$0.160	$2,427	$2,056	$4,483	$1,498
Second Quarter 2013	5,934	0.162	2,951	2,602	5,553	4,173
	$10,695	$0.322	$5,378	$4,658	$10,036	$5,671
_____________________

(1)	Distributions for the period from January 1, 2013 through June 30, 2013 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2013, we paid aggregate distributions of $10.0 million, including $5.4 million of distributions paid in cash and $4.6 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the six months ended June 30, 2013 was $8.5 million. FFO for the six months ended June 30, 2013 was $5.0 million and cash flows provided by operations was $5.7 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $5.7 million of cash flows from operations and $4.3 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments.
From inception through June 30, 2013, we paid cumulative distributions of $23.3 million and our cumulative net loss during the same period was $18.6 million. To the extent that we pay distributions from sources other than our cash flows provided by operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, we expect to have little, if any, cash flows from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, in Post-Effective Amendment No. 12 to our Registration Statement (file no. 333-164703), and in Part II, Item 1A of this Quarterly Report on Form 10-Q, each as filed with the SEC. Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our investments and future investments in the existing real estate and financial environment; our advisor’s ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. There have been no significant changes to our policies during 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our ongoing initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of August 2, 2013, we had sold 45,238,479 shares of common stock in our offering for gross offering proceeds of $449.8 million, including 1,338,208 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $12.7 million. Also as of August 2, 2013, we had redeemed 212,943 of the shares sold in our ongoing initial public offering for $2.1 million.
Distributions Paid
On July 1, 2013, we paid distributions of $2.1 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2013 through June 30, 2013. On August 1, 2013, we paid distributions of $2.3 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2013 through July 31, 2013.
Distributions Declared
On July 9, 2013, our board of directors declared distributions based on daily record dates for the period from August 1, 2013 through August 31, 2013, which we expect to pay in September 2013. On August 5, 2013, our board of directors declared distributions based on daily record dates for the period from September 1, 2013 through September 30, 2013, which we expect to pay in October 2013, and distributions based on daily record dates for the period from October 1, 2013 through October 31, 2013, which we expect to pay in November 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of June 30, 2013, the fair value and carrying value of our fixed rate real estate loan receivable was $14.2 million and $14.3 million, respectively. The fair value estimate of our real estate loan receivable is estimated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations. As of June 30, 2013, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2013, we were exposed to market risks related to fluctuations in interest rates on $112.2 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $291.7 million of our variable debt. Based on interest rates as of June 30, 2013, if interest rates were 100 basis points higher during the 12 months ending June 30, 2014, interest expense on our variable rate debt would increase by $1.1 million. As of June 30, 2013, one-month LIBOR was 0.19465% and if this index was reduced to 0% during the 12 months ending June 30, 2014, interest expense on our variable rate debt would decrease by $0.2 million. As of June 30, 2013, we did not own any variable rate real estate-related investments.
The annual effective interest rate of our fixed rate real estate loan receivable as of June 30, 2013 was 7.5%. The effective interest rate represents the effective interest rate as of June 30, 2013, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of June 30, 2013 was 2.6%.  The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2013 where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and the risks identified in Post-Effective Amendment No. 12 to our Registration Statement (file no. 333-164703), filed with the SEC on July 15, 2013.
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
As of June 30, 2013, a significant portion of our real estate assets and the collateral securing our real estate loan receivable were located in Texas, Minnesota and Maryland. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Texas, Minnesota and Maryland real estate markets. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. We have extended the closing date of our primary offering until the earlier of the sale of all 200,000,000 shares or April 24, 2014. We may sell shares under our dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2013, we had sold 41,103,767 shares of common stock in our ongoing initial public offering for gross offering proceeds of $408.6 million, including 1,119,894 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $10.6 million. As of June 30, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$36,104	Actual
Finders’ fees	—	Actual
Other underwriting compensation	4,979	Actual
Other organization and offering costs (excluding underwriting compensation)	6,669	Actual
Total expenses	$47,752

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	11.7%	Actual
From the commencement of our ongoing initial public offering through June 30, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $360.9 million, including net offering proceeds from our dividend reinvestment plan of $10.6 million.
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
As of June 30, 2013, we had used the net proceeds from our initial public offering and debt financing to invest $733.4 million in ten real estate properties and one real estate-related investment, including $10.7 million of acquisition fees and closing costs and origination fees and expenses.

c)	We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
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

If we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented, then we would redeem all of such stockholder's shares. If we are redeeming all of a stockholder's shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2013, we fulfilled all redemption requests eligible for redemption under our share redemption program. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	52,480	$9.49	(3)
February 2013	7,773	$9.20	(3)
March 2013	—	$—	(3)
April 2013	3,576	$9.98	(3)
May 2013	40,415	$9.91	(3)
June 2013	25,305	$9.83	(3)
Total	129,549
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. In 2012, our net proceeds from the dividend reinvestment plan were $5.2 million. During the six months ended June 30, 2013, we redeemed $1.2 million of shares of common stock and $4.0 million was available for redemptions of shares eligible for redemption for the remainder of 2013.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 30, 2010

4.1
Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.3
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Post-Effective No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

4.4
Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix A to supplement no. 13 to the Company’s prospectus included as part of Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.1
Letter Modification Agreement (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, executed as of April 10, 2013, incorporated by reference to Exhibit 10.91 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.2
Additional Advance and Modification Agreement (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of April 15, 2013, incorporated by reference to Exhibit 10.92 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.3
Second Deed of Trust With Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of April 15, 2013, incorporated by reference to Exhibit 10.93 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.4
Second Secured Promissory Note (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of April 15, 2013, incorporated by reference to Exhibit 10.94 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.5
Purchase and Sale Agreement (related to National Office Portfolio - Sterling Plaza), by and between KBSIII Sterling Plaza, LLC and SPUSV5 Sterling Plaza, LP, dated as of May 21, 2013, incorporated by reference to Exhibit 10.95 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.6
Purchase and Sale Agreement (related to National Office Portfolio - Preston Commons), by and between KBSIII Preston Commons, LLC and SPUSV5 Preston Commons, LP, dated as of May 21, 2013, incorporated by reference to Exhibit 10.96 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.7
Purchase and Sale Agreement (related to National Office Portfolio - One Washingtonian Center), by and between KBSIII One Washingtonian, LLC and SPUSV5 One Washingtonian, LLC, dated as of May 21, 2013, incorporated by reference to Exhibit 10.97 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.8
First Amendment to Purchase and Sale Agreement (related to National Office Portfolio - Sterling Plaza), by and between KBSIII Sterling Plaza, LLC and SPUSV5 Sterling Plaza, LP, dated as of June 14, 2013, incorporated by reference to Exhibit 10.98 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits (continued)

Ex.	Description

10.9
First Amendment to Purchase and Sale Agreement (related to National Office Portfolio - Preston Commons), by and between KBSIII Preston Commons, LLC and SPUSV5 Preston Commons, LP, dated as of June 14, 2013, incorporated by reference to Exhibit 10.99 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.10
First Amendment to Purchase and Sale Agreement (related to National Office Portfolio - One Washingtonian Center), by and between KBSIII One Washingtonian, LLC and SPUSV5 One Washingtonian, LLC, dated as of June 14, 2013, incorporated by reference to Exhibit 10.100 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.11
Term Loan Agreement (related to the National Office Portfolio), by and among KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC and Bank of America, N.A., dated as of June 19, 2013, incorporated by reference to Exhibit 10.101 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.12
Promissory Note (related to the National Office Portfolio), by KBSIII Preston Commons, KBSIII Sterling Plaza, LLC and KBSIII One Washingtonian, LLC for the benefit of Bank of America, N.A., dated as of June 19, 2013, incorporated by reference to Exhibit 10.102 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.13
Guaranty Agreement (related to the National Office Portfolio), by KBS REIT Properties III, LLC for the benefit of Bank of America, N.A., dated as of June 19, 2013, incorporated by reference to Exhibit 10.103 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

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

99.1
Amend and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11, Commission File No. 333-164703, filed September 30, 2010

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 8, 2013	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 8, 2013	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)