Form 10-Q
period 2013-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2013-11-08
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐  No  ☒
As of November 4, 2013, there were 58,963,843 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Real estate:
Land	$87,723	$32,384
Buildings and improvements	552,558	246,258
Tenant origination and absorption costs	86,272	40,418
Total real estate, cost	726,553	319,060
Less accumulated depreciation and amortization	(35,671)	(14,090)
Total real estate, net	690,882	304,970
Real estate loan receivable, net	14,667	13,691
Cash and cash equivalents	139,615	23,518
Rents and other receivables, net	7,477	3,545
Above-market leases, net	715	881
Deferred financing costs, prepaid expenses and other assets	9,646	2,779
Total assets	$863,002	$349,384
Liabilities and stockholders’ equity
Notes payable	$403,890	$119,800
Accounts payable and accrued liabilities	15,873	8,054
Due to affiliates	5	16
Distributions payable	2,742	1,465
Below-market leases, net	16,751	5,152
Other liabilities	8,848	2,872
Total liabilities	448,109	137,359
Commitments and contingencies (Note 13)
Redeemable common stock	11,556	4,804
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 53,228,785 and 27,148,131 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	532	271
Additional paid-in capital	457,112	231,792
Accumulated other comprehensive loss	(809)	—
Cumulative distributions and net losses	(53,498)	(24,842)
Total stockholders’ equity	403,337	207,221
Total liabilities and stockholders’ equity	$863,002	$349,384
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$18,321	$6,611	$40,466	$14,245
Tenant reimbursements	4,367	1,396	11,348	3,395
Interest income from real estate loan receivable	271	231	783	643
Other operating income	516	62	920	74
Total revenues	23,475	8,300	53,517	18,357
Expenses:
Operating, maintenance and management	6,170	2,044	13,607	4,007
Real estate taxes and insurance	3,537	1,419	9,168	2,847
Asset management fees to affiliate	1,375	529	3,058	1,188
Real estate acquisition fees to affiliates	—	—	3,950	1,836
Real estate acquisition fees and expenses	8	—	1,977	882
General and administrative expenses	648	520	1,716	1,579
Depreciation and amortization	10,451	4,118	23,901	9,605
Interest expense	3,084	1,030	6,449	2,680
Total expenses	25,273	9,660	63,826	24,624
Other income:
Other interest income	13	6	36	22
Net loss	$(1,785)	$(1,354)	$(10,273)	$(6,245)
Net loss per common share, basic and diluted	$(0.04)	$(0.06)	$(0.27)	$(0.36)
Weighted-average number of common shares outstanding, basic and diluted	46,920,861	21,450,066	37,808,801	17,243,961
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,785)	$(1,354)	$(10,273)	$(6,245)
Other comprehensive loss:
Unrealized losses on derivative instruments	(1,445)	—	(809)	—
Total other comprehensive loss	(1,445)	—	(809)	—
Total comprehensive loss	$(3,230)	$(1,354)	$(11,082)	$(6,245)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2012 and the Nine Months Ended September 30, 2013 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance at December 31, 2011	10,468,043	$105	$88,801	$(4,635)	$—	$84,271
Issuance of common stock	16,755,000	167	166,690	—	—	166,857
Transfers to redeemable common stock	—	—	(4,501)	—	—	(4,501)
Redemptions of common stock	(74,912)	(1)	(739)	—	—	(740)
Distributions declared	—	—	—	(12,525)	—	(12,525)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,972)	—	—	(14,972)
Other offering costs	—	—	(3,487)	—	—	(3,487)
Net loss	—	—	—	(7,682)	—	(7,682)
Balance, December 31, 2012	27,148,131	$271	$231,792	$(24,842)	$—	$207,221
Net loss	—	—	—	(10,273)	—	(10,273)
Other comprehensive loss	—	—	—	—	(809)	(809)
Issuance of common stock	26,250,057	263	260,447	—	—	260,710
Transfers to redeemable common stock	—	—	(6,315)	—	—	(6,315)
Redemptions of common stock	(169,403)	(2)	(1,642)	—	—	(1,644)
Distributions declared	—	—	—	(18,383)	—	(18,383)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(22,757)	—	—	(22,757)
Other offering costs	—	—	(4,413)	—	—	(4,413)
Balance, September 30, 2013	53,228,785	$532	$457,112	$(53,498)	$(809)	$403,337
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(10,273)	$(6,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,901	9,605
Noncash interest income on real estate-related investment	18	16
Deferred rents	(3,493)	(1,592)
Allowance for doubtful accounts	135	—
Amortization of above- and below-market leases, net	(1,165)	(271)
Amortization of deferred financing costs	877	647
Changes in operating assets and liabilities:
Rents and other receivables	(516)	(476)
Deferred financing costs, prepaid expenses and other assets	(2,099)	(1,301)
Accounts payable and accrued liabilities	4,704	2,976
Other liabilities	4,932	948
Due to affiliates	—	9
Net cash provided by operating activities	17,021	4,316
Cash Flows from Investing Activities:
Acquisitions of real estate	(388,608)	(182,808)
Improvements to real estate	(5,451)	(1,182)
Advances on real estate loans receivable	(1,031)	(2,372)
Principal repayments on real estate loan receivable	37	—
Net cash used in investing activities	(395,053)	(186,362)
Cash Flows from Financing Activities:
Proceeds from notes payable	284,090	134,250
Payments on notes payable	—	(45,900)
Payments of deferred financing costs	(3,895)	(1,544)
Proceeds from issuance of common stock	252,751	124,377
Payments to redeem common stock	(1,644)	(740)
Payments of commissions on stock sales and related dealer manager fees	(22,757)	(11,601)
Payments of other offering costs	(5,269)	(2,755)
Distributions paid to common stockholders	(9,147)	(4,241)
Net cash provided by financing activities	494,129	191,846
Net increase in cash and cash equivalents	116,097	9,800
Cash and cash equivalents, beginning of period	23,518	37,179
Cash and cash equivalents, end of period	$139,615	$46,979
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,923	$1,864
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$7,959	$3,471
Increase in other offering costs payable	$81	$9
Increase in distributions payable	$1,277	$680
Increase in capital expenses payable	$667	$1,137
Liabilities assumed in connection with real estate acquisition	$1,949	$—
Increase in lease commissions payable	$417	$300
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2013, the Advisor owned 20,000 shares of the Company’s common stock.
The Company intends to invest in a diverse portfolio of real estate investments. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company expects its primary investment focus to be core properties. The Company also currently expects to allocate between 0 and 20% of its portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of September 30, 2013, the Company owned ten office properties and one first mortgage loan secured by a deed of trust.
On February 4, 2010, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares are being offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on October 26, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated (the “Dealer Manager Agreement”). As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate investments.
On March 24, 2011, the Company broke escrow in the Offering and through September 30, 2013, the Company had sold 53,453,100 shares of common stock for gross offering proceeds of $531.6 million including 1,467,331 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $13.9 million. The Company has extended the closing date of its primary initial public offering until the earlier of the sale of all 200,000,000 shares, April 24, 2014 or the date the registration statement relating to the Company’s proposed follow-on public offering (the “Follow-on Offering”) is declared effective by the SEC.
As of September 30, 2013, the Company had redeemed 244,315 shares sold in the Offering for $2.4 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

The Company can give no assurance that it will commence or complete the Follow-on Offering. Its offering stage will depend on a number of considerations, including the composition of its portfolio and opportunities in the market for real estate investments. The Company will continue to monitor these factors and may adjust the termination date of its offering stage as necessary should these factors change.
The Company plans to continue to offer shares under its dividend reinvestment plan beyond the termination of the offering stage for its primary offering until it has sold 80,000,000 shares through the reinvestment of distributions.
The Company may terminate either offering at any time.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
September 30, 2013
(unaudited)

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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2013 and 2012, respectively.
Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2013, respectively. Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2012, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2013 and 2012, respectively. For each day that was a record date for distributions during the three and nine months ended September 30, 2013 and 2012, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through September 30, 2013 was a record date for distributions. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through September 30, 2012 was a record date for distributions.
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
September 30, 2013
(unaudited)

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the nine months ended September 30, 2013, the Company acquired the following properties (in thousands):

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
The Company recorded each real estate acquisition as a business combination and expensed $5.9 million of acquisition costs. For the nine months ended September 30, 2013, the Company recognized $21.5 million of total revenues and $13.8 million of operating expenses from these properties.

4.	REAL ESTATE
As of September 30, 2013, the Company’s real estate portfolio was composed of ten office properties encompassing in the aggregate approximately 3.3 million rentable square feet. As of September 30, 2013, the Company’s real estate portfolio was collectively 90% occupied. The following table summarizes the Company’s investments in real estate as of September 30, 2013 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,374	$(4,393)	$42,981
Las Cimas IV	10/28/2011	Austin	TX	Office	35,785	(4,040)	31,745
Town Center	03/27/2012	Plano	TX	Office	119,198	(9,934)	109,264
McEwen Building	04/30/2012	Franklin	TN	Office	40,326	(3,086)	37,240
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	30,003	(2,678)	27,325
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	48,306	(2,601)	45,705
RBC Plaza	01/31/2013	Minneapolis	MN	Office	126,867	(4,537)	122,330
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	88,797	(1,307)	87,490
Preston Commons	06/19/2013	Dallas	TX	Office	114,383	(1,714)	112,669
Sterling Plaza	06/19/2013	Dallas	TX	Office	75,514	(1,381)	74,133
					$726,553	$(35,671)	$690,882

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2013, the leases had remaining terms, excluding options to extend, of up to 10.3 years with a weighted-average remaining term of 5.1 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.0 million and $1.7 million as of September 30, 2013 and December 31, 2012, respectively.
During the nine months ended September 30, 2013 and 2012, the Company recognized deferred rent from tenants of $3.5 million and $1.6 million, respectively. As of September 30, 2013 and December 31, 2012, the cumulative deferred rent balance was $6.3 million and $2.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets.
As of September 30, 2013, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2013 through December 31, 2013	$16,157
2014	65,334
2015	60,634
2016	55,188
2017	48,401
Thereafter	141,782
$387,496
As of September 30, 2013, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	70	$18,284	26.0%
Accommodation & Food	14	7,158	10.2%
		$25,442	36.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

As of September 30, 2013, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of September 30, 2013, the Company’s net investments in real estate in Texas, Minnesota and Maryland represented 48%, 14% and 10% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas, Minnesota and Maryland real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2013 and December 31, 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Cost	$86,272	$40,418	$1,020	$1,025	$(18,601)	$(5,659)
Accumulated Amortization	(14,458)	(6,268)	(305)	(144)	1,850	507
Net Amount	$71,814	$34,150	$715	$881	$(16,751)	$(5,152)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(4,204)	$(1,885)	$(100)	$(45)	$753	$157

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(9,710)	$(4,565)	$(264)	$(86)	$1,429	$357

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

6.	REAL ESTATE LOAN RECEIVABLE
As of September 30, 2013 and December 31, 2012, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2013 (1)	Book Value as of September 30, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination (4)
Dallas, Texas	06/24/2011	Office	Mortgage	$14,593	$14,667	$13,691	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of September 30, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2013, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of September 30, 2013.
(4) As of September 30, 2013, $14.6 million had been disbursed under the Aberdeen First Mortgage Loan and an additional $9.3 million remained available for future funding, subject to certain conditions set forth in the loan agreement.
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2013 (in thousands):

Real estate loan receivable - December 31, 2012	$13,691
Advances on real estate loan receivable	1,031
Principal repayments received on real estate loan receivable	(37)
Amortization of closing costs and origination fees on originated real estate loan receivable	(18)
Real estate loan receivable - September 30, 2013	$14,667

For the three and nine months ended September 30, 2013 and 2012, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual interest income	$277	$236	$801	$659
Amortization of closing costs and origination fees	(6)	(5)	(18)	(16)
Interest income from real estate loan receivable	$271	$231	$783	$643
As of September 30, 2013, the borrower under the Aberdeen First Mortgage Loan was current on its payments. As of December 31, 2012, interest receivable from the real estate loan receivable was $0.1 million and was included in rents and other receivables.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

7.	NOTES PAYABLE
As of September 30, 2013 and December 31, 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of September 30, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of September 30, 2013(1)	Effective Interest Rate as of September 30, 2013 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$56,600	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (3)	98,200	63,200	One-month LIBOR + 1.85% to 2.75%	2.03%	Interest Only	02/01/2016
RBC Plaza Mortgage Loan (4)	68,730	—	One-month LIBOR + 1.80%	2.59%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	161,960	—	One-month LIBOR + 1.50%	2.80%	Interest Only	07/01/2017
Total Notes Payable	$403,890	$119,800
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2013. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2013, where applicable. For further information regarding the Company's derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of September 30, 2013; subject to certain conditions, the maturity dates of certain loans maybe extended beyond the dates shown.
(3) The Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech Center and the Tower on Lake Carolyn. The face amount of the Portfolio Loan is $200.0 million, of which $80.0 million is term debt and $120.0 million is revolving debt. As of September 30, 2013, the outstanding balance under the loan was $98.2 million and was composed of $80.0 million of term debt and $18.2 million of revolving debt. As of September 30, 2013, an additional $31.7 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $70.1 million of revolving debt is available for future disbursements with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions set forth in the loan agreement.
(4) As of September 30, 2013, $68.7 million had been disbursed to the Company and $7.2 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza. As of September 30, 2013, $162.0 million had been disbursed to the Company and $8.8 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
As of September 30, 2013 and December 31, 2012, the Company’s deferred financing costs were $3.9 million and $0.9 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2013, the Company incurred $3.1 million and $6.4 million of interest expense, respectively. During the three and nine months ended September 30, 2012, the Company incurred $1.0 million and $2.7 million of interest expense, respectively. As of September 30, 2013 and December 31, 2012, $0.9 million and $0.2 million of interest expense was payable, respectively. Included in interest expense for the three and nine months ended September 30, 2013 is $0.3 million and $0.9 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2012 is $0.2 million and $0.6 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2013 is $0.7 million and $1.0 million of interest incurred as a result of the Company’s interest rate swap agreements, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

The following is a schedule of maturities for all notes payable outstanding as of September 30, 2013 (in thousands):

October 1, 2013 through December 31, 2013	$—
2014	—
2015	—
2016	98,200
2017	230,690
Thereafter	75,000
$403,890
The Company’s notes payable contain financial debt covenants. As of September 30, 2013, the Company was in compliance with these debt covenants.

8.	DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of September 30, 2013 and December 31, 2012. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	September 30, 2013	December 31, 2012
Interest Rate Swap	02/01/2013	02/01/2017	$68,730	One-month LIBOR/ Fixed at 0.79%	$(34)	$—
Interest Rate Swap	04/02/2013	03/27/2018	56,600	One-month LIBOR/ Fixed at 1.07%	377	—
Interest Rate Swap	05/01/2013	03/27/2018	18,400	One-month LIBOR/ Fixed at 0.86%	295	—
Interest Rate Swap (1)	07/01/2013	06/01/2018	148,000	One-month LIBOR/ Fixed at 1.41%	(1,447)	—
Total derivatives designated as hedging instruments			$291,730		$(809)	$—
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive loss and accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized losses of $1.4 million and $0.8 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income during the three and nine months ended September 30, 2013, respectively. Amounts in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flows. As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $0.7 million and $1.0 million of interest expense related to the effective portion of cash flow hedges during the three and nine months ended September 30, 2013, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the three and nine months ended September 30, 2013, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months totaled $2.8 million as of September 30, 2013 and was included in accumulated other comprehensive income.

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
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of assets and liabilities for which it is practicable to estimate the fair value:
Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of September 30, 2013 and December 31, 2012, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$14,593	$14,667	$14,447	$13,599	$13,691	$13,563
Financial liabilities:
Notes payable	$403,890	$403,890	$402,264	$119,800	$119,800	$119,284
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

During the nine months ended September 30, 2013, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$672	$—	$672	$—
Liability derivatives	(1,481)	—	(1,481)	—

10.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and a private program. During the nine months ended September 30, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2013 and 2012, respectively, and any related amounts payable as of September 30, 2013 and December 31, 2012 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Expensed
Reimbursement of operating expenses (1)	$44	$35	$102	$71	$—	$—
Asset management fees	1,375	529	3,058	1,188	—	—
Real estate acquisition fees	—	—	3,950	1,836	—	—
Additional Paid-in Capital
Selling commissions	7,469	2,222	15,264	7,875	—	—
Dealer manager fees	3,590	1,033	7,493	3,726	—	—
Reimbursable other offering costs	827	345	2,198	1,182	5	16
	$13,305	$4,164	$32,065	$15,878	$5	$16
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $44,000 and $102,000 for the three and nine months ended September 30, 2013, respectively, and $35,000 and $71,000 for the three and nine months ended September 30, 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement through September 30, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in each of the Offering and the Follow-on Offering exceed 15% of the gross offering proceeds of the respective offering. As of September 30, 2013, organizational and offering costs in the Offering did not exceed 15% of the gross offering proceeds. From inception through September 30, 2013, the Company has incurred $0.9 million of offering costs related to the Follow-on Offering. As of September 30, 2013, the Company had not yet commenced the Follow-on Offering and as such, the Company recorded $0.9 million as deferred financing costs, prepaid expenses and other assets on its consolidated balance sheet as of September 30, 2013.

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
September 30, 2013
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
The following table summarizes total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Real estate segment	$23,204	$8,069	$52,734	$17,714
Real estate-related segment	271	231	783	643
Total segment revenues	$23,475	$8,300	$53,517	$18,357

Interest Expense:
Real estate segment	$3,065	$1,007	$6,354	$2,599
Real estate-related segment	—	—	—	—
Total segment interest expense	3,065	1,007	6,354	2,599
Corporate-level	19	23	95	81
Total interest expense	$3,084	$1,030	$6,449	$2,680

NOI:
Real estate segment	$9,083	$3,094	$20,625	$7,143
Real estate-related segment	245	207	705	573
Total NOI	$9,328	$3,301	$21,330	$7,716

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

The following table summarizes total assets and total liabilities for each reportable segment as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013	As of December 31, 2012
Assets:
Real estate segment	$714,665	$317,133
Real estate-related segment	14,801	13,811
Total segment assets	729,466	330,944
Corporate-level (1)	133,536	18,440
Total assets	$863,002	$349,384
Liabilities:
Real estate segment	$444,829	$135,082
Real estate-related segment	8	2
Total segment liabilities	444,837	135,084
Corporate-level (2)	3,272	2,275
Total liabilities	$448,109	$137,359
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $132.6 million and $18.2 million as of September 30, 2013 and December 31, 2012, respectively.
(2) As of September 30, 2013 and December 31, 2012 corporate-level liabilities consisted primarily of distributions payable and accruals for general and administrative expenses.
The following table reconciles the Company’s net loss to its NOI for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,785)	$(1,354)	$(10,273)	$(6,245)
Other interest income	(13)	(6)	(36)	(22)
Real estate acquisition fees to affiliate	—	—	3,950	1,836
Real estate acquisition fees and expenses	8	—	1,977	882
General and administrative expenses	648	520	1,716	1,579
Depreciation and amortization	10,451	4,118	23,901	9,605
Corporate-level interest expense	19	23	95	81
NOI	$9,328	$3,301	$21,330	$7,716

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

12. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2013 and 2012. The Company acquired four office buildings during the nine months ended September 30, 2013, which were accounted for as business combinations. The following unaudited pro forma information for the three and nine months ended September 30, 2013 and 2012 has been prepared to give effect to the acquisitions of the RBC Plaza, One Washingtonian Center, Preston Commons and Sterling Plaza as if the acquisitions occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$23,475	$20,061	$69,273	$53,639
Depreciation and amortization	$10,451	$7,780	$29,866	$20,590
Net loss	$(1,777)	$(1,351)	$(4,897)	$(6,235)
Net loss per common share, basic and diluted	$(0.04)	$(0.04)	$(0.11)	$(0.20)
Weighted-average number of common shares outstanding, basic and diluted	46,920,861	34,862,663	45,287,365	30,656,558
The unaudited pro forma information for the nine months ended September 30, 2013 was adjusted to exclude $5.9 million of acquisition costs related to the above properties incurred in 2013.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. As of November 4, 2013, the Company had sold 59,203,248 shares of common stock in the Offering for gross offering proceeds of $588.8 million, including 1,765,170 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $16.8 million. Also as of November 4, 2013, the Company had redeemed 259,405 of the shares sold in the Offering for $2.5 million.
Distributions Paid
On October 1, 2013, the Company paid distributions of $2.7 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2013 through September 30, 2013. On November 1, 2013, the Company paid distributions of $3.1 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2013 through October 31, 2013.
Distributions Declared
On October 15, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2013 through November 30, 2013, which the Company expects to pay in December 2013. On November 6, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2013 through December 31, 2013, which the Company expects to pay in January 2014, and distributions based on daily record dates for the period from January 1, 2014 through January 31, 2014, which the Company expects to pay in February 2014. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Probable Acquisitions
Purchase Agreement for 201 Spear Street
On October 29, 2013, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to acquire an office building containing 246,563 rentable square feet located on approximately 0.9 acres of land in San Francisco, California (“201 Spear Street”). The seller is not affiliated with the Company or the Advisor. The contractual purchase price of 201 Spear Street is $121.0 million plus closing costs. Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. As of October 30, 2013, the Company had made a deposit of $10.0 million, and in some circumstances, if the Company fails to complete the acquisition, it may forfeit up to $10.0 million of earnest money.
As of November 1, 2013, 201 Spear Street was 82% leased to 19 tenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Purchase Agreement for 500 West Madison
On October 30, 2013, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to acquire an office property containing 1,393,435 rentable square feet of office space and 64,289 rentable square feet of retail space located on approximately 2.9 acres of land in Chicago, Illinois (“500 West Madison”). The seller is not affiliated with the Company or the Advisor. The contractual purchase price of 500 West Madison is $425.0 million plus closing costs. Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. As of November 1, 2013, the Company had made a deposit of $10.0 million, and in some circumstances, if the Company fails to complete the acquisition, it may forfeit up to $10.0 million of earnest money.
As of November 1, 2013, 500 West Madison was 93% leased to more than 90 tenants.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and as of September 30, 2013, our total assets were $863.0 million. We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify suitable investments and to manage our investments.

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

•
Based on sales volume to date, we do not believe that we are likely to raise the maximum offering amount in our ongoing initial public offering. If we raise substantially less than the maximum offering amount, we will not be able to acquire as diverse a portfolio of real estate investments as we otherwise would, which may cause the value of an investment in us to vary more widely with the performance of specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our ongoing initial public offering, therefore, could increase the risk that our stockholders will lose money in their investment.

•
We pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our ongoing initial public offering, to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders’ risk of loss.

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of September 30, 2013, we had used a combination of cash flows from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

•
Our current mortgage loan investment and any future investments in real estate-related debt may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us. It could also make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, in Post Effective Amendment No. 12 to our Registration Statement (file no. 333-164703), in Supplement no. 16 to the prospectus and in Part II, Item 1A of this Quarterly Report on Form 10-Q, all filed with the Securities and Exchange Commission (the “SEC”).
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
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We expect our primary investment focus to be core properties. We also currently expect to allocate between 0 and 20% of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of September 30, 2013, we owned ten office properties and had originated one first mortgage loan.

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
On March 24, 2011, we broke escrow in our initial public offering and through September 30, 2013, we had sold 53,453,100 shares of common stock for gross offering proceeds of $531.6 million, including 1,467,331 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $13.9 million. We have extended the closing date of our primary initial public offering until the earlier of the sale of all 200,000,000 shares, April 24, 2014 or the date the registration statement relating to our proposed follow-on public offering (the “Follow-on Offering”) is declared effective by the SEC. We may terminate our primary initial public offering at any time.
Also as of September 30, 2013, we had redeemed 244,315 shares sold in our initial public offering for $2.4 million.
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
We can give no assurance that we will commence or complete the Follow-on Offering. Our offering stage will depend on a number of considerations, including the composition of our portfolio and opportunities in the market for real estate investments. We will continue to monitor these factors and we may adjust the termination date of our offering stage as necessary should these factors change.
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
In the wake of the ongoing sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. At the end of 2012, the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs. In 2013, the legislative and executive branches of the government were unable to negotiate a new federal budget and “sequestration” cuts began to take effect in March 2013. In October 2013, the lack of an approved budget and the initialization of the new federal healthcare law led to intense negotiations between the legislative and executive branches that ultimately resulted in an 18-day shutdown of the federal government. This shutdown came to an end after both sides agreed to extend the federal debt limit until the first quarter of 2014. The cuts in government expenditures and continued infighting between Congress and the White House have affected each branch of government and multiple programs within each branch. These decreases in spending contributed to the slowing of expected U.S. economic growth in the third quarter of 2013. Further reductions in federal government spending are scheduled in the fourth quarter of 2013 and uncertainty surrounding the federal government’s ability to function has led a number of banks and economists to lower their projections for 2013 real gross domestic product growth.
With the help of an extremely accommodative Federal Reserve monetary policy, corporate America, and in particular the banking industry, has experienced improved earnings and stronger corporate finances. Speculation as to the possible end of quantitative easing programs has increased the volatility in U.S. interest rates and has introduced additional uncertainty regarding the strength of corporate earnings. Despite this uncertainty, the U.S. dollar has remained the safe haven currency for the rest of the world, and U.S. asset prices have grown on a relative basis.

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
Residential real estate markets also have benefited from the actions of the Federal Reserve. The introduction of the latest quantitative easing (“QE”) program has been directly focused on the purchase of mortgage backed securities at a pace of $45 billion a month and the purchase of longer-term treasury securities at a pace of $40 billion a month. This program has successfully lowered the cost of capital available to home buyers, which in turn has led to an increase in mortgage applications and construction activity. The residential real estate market has also benefited from the presence of institutional investors who have instituted programs focused on the purchase of single-family homes with the intent of renting these homes. This increase in demand has led to a rebound in the value of residential properties in most major metropolitan areas.
In Europe, concerns remain regarding resolution of the ongoing sovereign debt crisis. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global financial markets remains a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of sovereign risks. In the wake of the crisis, some nations continue to experience an ongoing elevated cost of capital. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past 18 months, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations.
Overall, despite indications of tepid recovery both in the United States and abroad, uncertainties abound. China’s export-based economy has slowed and Japan has recently embarked upon a large scale QE program of its own. In the United States, the Federal Reserve has begun to address the timing of the completion of the current QE program, which, when combined with the highly adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
Impact on Our Real Estate‑Related Investment
Our real estate-related investment is directly secured by commercial real estate. As a result, our real estate-related investment may be impacted to some degree by the same factors that may impact our real estate investments, as may any future investments in real estate-related assets.
As of September 30, 2013, we had a fixed rate real estate loan receivable with a principal balance of $14.6 million and a carrying value of $14.7 million that matures in 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Financing Activities
In light of the risks associated with volatile operating cash flows from our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, potentially negatively impacting the value of our investments. As of September 30, 2013, we had variable rate notes payable with an aggregate principal amount outstanding of $403.9 million, all of which mature between 2016 and 2018. The interest rates on $291.7 million of our variable rate notes payable are effectively fixed through interest rate swap agreements.
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
On March 24, 2011, we broke escrow in our initial public offering and through September 30, 2013, we had sold 53,453,100 shares for gross offering proceeds of $531.6 million, including 1,467,331 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $13.9 million. Also as of September 30, 2013, we had redeemed 244,315 shares sold in our initial public offering for $2.4 million. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We have extended the closing date of our primary initial public offering until the earlier of the sale of all 200,000,000 shares, April 24, 2014 or the date the registration statement relating to our proposed Follow-on Offering is declared effective by the SEC. We may terminate our primary initial public offering at any time.
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
We can give no assurance that we will commence or complete the Follow-on Offering. Our offering stage will depend on a number of considerations, including the composition of our portfolio and opportunities in the market for real estate investments. We will continue to monitor these factors and we may adjust the termination date of our offering stage as necessary should these factors change.
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
During the nine months ended September 30, 2013, we acquired four office properties. Our cash needs for those investments were met with proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate properties and real-estate related investment.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2013, we owned ten office properties that were collectively 90% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of September 30, 2013, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of September 30, 2013, we had mortgage debt obligations in the aggregate principal amount of $403.9 million, all of which mature between 2016 and 2018. As of September 30, 2013, we had $31.7 million of revolving debt available for future disbursements under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We made distributions to our stockholders during the nine months ended September 30, 2013 using a combination of cash flows from operations and debt financing. We believe that our cash flows from operations, cash on hand, proceeds from our dividend reinvestment plan and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2013 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with the origination of our first investment on June 24, 2011. As of September 30, 2013, we owned ten office properties and one real estate loan receivable. During the nine months ended September 30, 2013, net cash provided by operating activities was $17.0 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2013 for an entire period and anticipated future acquisitions of real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $395.1 million for the nine months ended September 30, 2013 and primarily consisted of the following:

•	$388.6 million for the acquisition of four real estate properties;

•	$5.5 million of improvements to real estate; and

•	$1.0 million of funding obligations under our real estate loan receivable.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the nine months ended September 30, 2013, net cash provided by financing activities was $494.1 million and primarily consisted of the following:

•	$280.2 million of net cash provided by debt financing as a result of proceeds from notes payable of $284.1 million, partially offset by payments of deferred financing costs of $3.9 million;

•
$224.7 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $28.0 million, including $0.9 million of other organization and offering expenses related to the Follow-on Offering;

•	$9.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $8.0 million; and

•	$1.6 million of cash used for redemptions of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Once we have fully invested the proceeds of our public offerings, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of September 30, 2013, our borrowings and other liabilities were approximately 50% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and our dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to pay fees to and reimburse our advisor, our dealer manager and/or their affiliates, as applicable, for organization and other offering costs related to our public offering.  See the discussion under “— Organization and Offering Costs” below. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Among the fees payable to our advisor is an asset management fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to our advisor), as of the time of calculation.
The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee. On September 27, 2013, we renewed the advisory agreement with our advisor.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2013 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$403,890	$—	$—	$328,890	$75,000
Interest payments on outstanding debt obligations (2)	37,270	2,636	20,920	13,207	507
Outstanding funding obligations under real estate loan receivable	9,270	(3)	(3)	(3)	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of September 30, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $5.5 million, excluding amortization of deferred financing costs totaling $0.9 million, during the nine months ended September 30, 2013.
(3) On June 24, 2011, we originated the Aberdeen First Mortgage Loan. As of September 30, 2013, we had disbursed $14.6 million to the borrower under the Aberdeen First Mortgage Loan and another $9.3 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded at any time prior to maturity or the earlier payoff of the loan, subject to certain conditions set forth in the loan agreement. The Aberdeen First Mortgage Loan matures on July 1, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
Our results of operations as of September 30, 2013 are not indicative of those expected in future periods, as we broke escrow in our initial public offering on March 24, 2011 and have since been raising money in and investing the proceeds from our ongoing initial public offering. As of September 30, 2012, we owned five office properties and one real estate loan receivable. As of September 30, 2013, we owned ten office properties and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2013 for an entire period and anticipated future acquisitions of real estate investments. As a result, the results of operations presented for the three and nine months ended September 30, 2013 and 2012 are not directly comparable.
Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012
The following table provides summary information about our results of operations for the three months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$18,321	$6,611	$11,710	177%	$11,330	$380
Tenant reimbursements	4,367	1,396	2,971	213%	2,905	66
Interest income from real estate loan receivable	271	231	40	17%	—	40
Other operating income	516	62	454	100%	505	(51)
Operating, maintenance and management costs	6,170	2,044	4,126	202%	4,191	(65)
Real estate taxes and insurance	3,537	1,419	2,118	149%	2,403	(285)
Asset management fees to affiliate	1,375	529	846	160%	853	(7)
Real estate acquisition fees and expenses	8	—	8	n/a	8	n/a
General and administrative expenses	648	520	128	25%	n/a	n/a
Depreciation and amortization	10,451	4,118	6,333	154%	6,392	(59)
Interest expense	3,084	1,030	2,054	199%	1,889	165
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 related to real estate and real estate-related investments acquired or originated on or after July 1, 2012.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 with respect to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $8.0 million for the three months ended September 30, 2012 to $22.7 million for the three months ended September 30, 2013 primarily as a result of the growth in our real estate portfolio. We expect that our rental income and tenant reimbursements will increase in future periods as a result of anticipated future acquisitions of real estate.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.2 million during the three months ended September 30, 2012 to $0.3 million during the three months ended September 30, 2013. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to increase in future periods as we make advances under the real estate loan receivable and to the extent we make any additional investments in real estate loans receivable.
Operating, maintenance and management costs increased from $2.0 million for the three months ended September 30, 2012 to $6.2 million for the three months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of anticipated future acquisitions of real estate assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance increased from $1.4 million for the three months ended September 30, 2012 to $3.5 million for the three months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of anticipated future acquisitions of real estate assets.
Asset management fees with respect to our real estate and real estate-related investments increased from $0.5 million for the three months ended September 30, 2012 to $1.4 million for the three months ended September 30, 2013, primarily as a result of the growth of our real estate portfolio. All asset management fees incurred as of September 30, 2013 have been paid. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization increased from $4.1 million for the three months ended September 30, 2012 to $10.5 million for the three months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of anticipated future acquisitions of real estate assets.
Interest expense increased from $1.0 million for the three months ended September 30, 2012 to $3.1 million for the three months ended September 30, 2013. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $0.3 million for the three months ended September 30, 2012 and 2013, respectively. The increase in interest expense is primarily due to increased borrowings as a result of our use of debt in acquiring real estate assets in 2012 and 2013. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate investments.
Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2012
The following table provides summary information about our results of operations for the nine months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$40,466	$14,245	$26,221	184%	$26,209	$12
Tenant reimbursements	11,348	3,395	7,953	234%	7,290	663
Interest income from real estate loan receivable	783	643	140	22%	—	140
Other operating income	920	74	846	100%	846	—
Operating, maintenance and management costs	13,607	4,007	9,600	240%	9,535	65
Real estate taxes and insurance	9,168	2,847	6,321	222%	6,109	212
Asset management fees to affiliate	3,058	1,188	1,870	157%	1,853	17
Real estate acquisition fees to affiliates	3,950	1,836	2,114	115%	2,114	n/a
Real estate acquisition fees and expenses	1,977	882	1,095	124%	1,085	n/a
General and administrative expenses	1,716	1,579	137	9%	n/a	n/a
Depreciation and amortization	23,901	9,605	14,296	149%	14,159	137
Interest expense	6,449	2,680	3,769	141%	4,026	(257)
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 related to real estate and real estate-related investments acquired or originated on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 with respect to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $17.6 million for the nine months ended September 30, 2012 to $51.8 million for the nine months ended September 30, 2013 primarily as a result of the growth in our real estate portfolio. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.6 million during the nine months ended September 30, 2012 to $0.8 million during the nine months ended September 30, 2013. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to increase in future periods as we make advances under the real estate loan receivable and to the extent we make any additional investments in real estate loans receivable.
Operating, maintenance and management costs increased from $4.0 million for the nine months ended September 30, 2012 to $13.6 million for the nine months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate assets.
Real estate taxes and insurance increased from $2.8 million for the nine months ended September 30, 2012 to $9.2 million for the nine months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. The increase in real estate taxes and insurance for properties held throughout both periods was primarily due to property tax reassessments. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate assets.
Asset management fees with respect to our real estate and real estate-related investments increased from $1.2 million for the nine months ended September 30, 2012 to $3.1 million for the nine months ended September 30, 2013, primarily as a result of the growth of our real estate portfolio. All asset management fees incurred as of September 30, 2013 have been paid. We expect asset management fees to increase in future periods as a result of owning the real estate acquired in 2013 for an entire period and anticipated future acquisitions of real estate and real estate-related investments.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $2.7 million for the nine months ended September 30, 2012 to $5.9 million for the nine months ended September 30, 2013. The increase is primarily due to the difference in the total acquisition cost for real estate acquired during the nine months ended September 30, 2012 of $182.8 million compared to the total acquisition cost for real estate acquired during the nine months ended September 30, 2013 of $390.6 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition and origination activity.
Depreciation and amortization increased from $9.6 million for the nine months ended September 30, 2012 to $23.9 million for the nine months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the real estate acquired during 2013 for an entire period and anticipated future acquisitions of real estate assets.
Interest expense increased from $2.7 million for the nine months ended September 30, 2012 to $6.4 million for the nine months ended September 30, 2013. Included in interest expense is the amortization of deferred financing costs of $0.6 million and $0.9 million for the nine months ended September 30, 2012 and 2013, respectively. The increase in interest expense is primarily a result of an increased notes payable principal balance as a result of our use of debt in acquiring real estate assets in 2012 and 2013. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate investments.
Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, our dealer manager or their affiliates on our behalf. Offering costs include all costs incurred or to be incurred by us in connection with our ongoing initial public offering or Follow-on Offering, as the case may be. Organization costs include all costs incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs in our ongoing initial public offering, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incur on our behalf.  However, at the termination of our primary initial public offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of our primary intitial public offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of the gross proceeds we raised in the respective offering. We reimburse our dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary initial public offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of September 30, 2013, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through September 30, 2013, including shares issued through our dividend reinvestment plan, we had sold 53,453,100 shares in our offering for gross offering proceeds of $531.6 million and incurred selling commissions and dealer manager fees of $47.2 million and organization and other offering costs of $13.1 million in our initial public offering.
In addition, from inception through September 30, 2013, we have incurred $0.9 million of offering costs related to the Follow-on Offering. Pursuant to the advisory agreement, our advisor would be obligated to reimburse us to the extent offering costs incurred by us in the Follow-on Offering exceed 15% of the gross offering proceeds of the offering. As of September 30, 2013, we had not yet commenced the Follow-on Offering and as such, we recorded $0.9 million as deferred financing costs, prepaid expenses and other assets on our consolidated balance sheet as of September 30, 2013.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period; and

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our ongoing initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2013 and 2012 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,785)	$(1,354)	$(10,273)	$(6,245)
Depreciation of real estate assets	3,372	1,222	7,532	2,824
Amortization of lease-related costs	7,079	2,896	16,369	6,781
FFO	$8,666	$2,764	$13,628	$3,360
Straight-line rent and amortization of above- and below-market leases	(2,317)	(759)	(4,658)	(1,863)
Amortization of discounts and closing costs	6	5	18	16
Real estate acquisition fees to affiliate	—	—	3,950	1,836
Real estate acquisition fees and expenses	8	—	1,977	882
MFFO	$6,363	$2,010	$14,915	$4,231

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO and MFFO to improve as we continue to acquire additional real estate investments.
Distributions
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2013	$4,761	$0.160	$2,427	$2,056	$4,483	$1,498
Second Quarter 2013	5,934	0.162	2,951	2,602	5,553	4,173
Third Quarter 2013	7,688	0.164	3,769	3,301	7,070	11,350
	$18,383	$0.486	$9,147	$7,959	$17,106	$17,021
_____________________

(1)	Distributions for the period from January 1, 2013 through September 30, 2013 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2013, we paid aggregate distributions of $17.1 million, including $9.1 million of distributions paid in cash and $8.0 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the nine months ended September 30, 2013 was $10.3 million. FFO for the nine months ended September 30, 2013 was $13.6 million and cash flows provided by operations was $17.0 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $12.8 million of cash flows from operations and $4.3 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments.
From inception through September 30, 2013, we paid cumulative distributions of $30.4 million and our cumulative net loss during the same period was $20.4 million. To the extent that we pay distributions from sources other than our cash flows provided by operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, we expect to have little, if any, cash flows from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, in Post Effective Amendment No. 12 to our Registration Statement (file no. 333-164703), in Supplement no. 16 to the prospectus and in Part II, Item 1A of this Quarterly Report on Form 10-Q, each as filed with the SEC. Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our investments and future investments in the existing real estate and financial environment; our advisor’s ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.

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
Status of the Offering
We commenced our ongoing initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of November 4, 2013, we had sold 59,203,248 shares of common stock in our offering for gross offering proceeds of $588.8 million, including 1,765,170 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $16.8 million. Also as of November 4, 2013, we had redeemed 259,405 of the shares sold in our ongoing initial public offering for $2.5 million.
Distributions Paid
On October 1, 2013, we paid distributions of $2.7 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2013 through September 30, 2013. On November 1, 2013, we paid distributions of $3.1 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2013 through October 31, 2013.
Distributions Declared
On October 15, 2013, our board of directors declared distributions based on daily record dates for the period from November 1, 2013 through November 30, 2013, which we expect to pay in December 2013. On November 6, 2013, our board of directors declared distributions based on daily record dates for the period from December 1, 2013 through December 31, 2013, which we expect to pay in January 2014, and distributions based on daily record dates for the period from January 1, 2014 through January 31, 2014, which we expect to pay in February 2014. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Probable Acquisitions
Purchase Agreement for 201 Spear Street
On October 29, 2013, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to acquire an office building containing 246,563 rentable square feet located on approximately 0.9 acres of land in San Francisco, California (“201 Spear Street”). The seller is not affiliated with us or our advisor. The contractual purchase price of 201 Spear Street is $121.0 million plus closing costs. Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. As of October 30, 2013, we had made a deposit of $10.0 million, and in some circumstances, if we fail to complete the acquisition, we may forfeit up to $10.0 million of earnest money.
As of November 1, 2013, 201 Spear Street was 82% leased to 19 tenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Purchase Agreement for 500 West Madison
On October 30, 2013, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to acquire an office property containing 1,393,435 rentable square feet of office space and 64,289 rentable square feet of retail space located on approximately 2.9 acres of land in Chicago, Illinois (“500 West Madison”). The seller is not affiliated with us or our advisor. The contractual purchase price of 500 West Madison is $425.0 million plus closing costs. Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. As of November 1, 2013, we had made a deposit of $10.0 million, and in some circumstances, if we fail to complete the acquisition, we may forfeit up to $10.0 million of earnest money.
As of November 1, 2013, 500 West Madison was 93% leased to more than 90 tenants.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of September 30, 2013, the fair value and carrying value of our fixed rate real estate loan receivable was $14.4 million and $14.7 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations. As of September 30, 2013, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2013, we were exposed to market risks related to fluctuations in interest rates on $112.2 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $291.7 million of our variable debt. Based on interest rates as of September 30, 2013, if interest rates were 100 basis points higher during the 12 months ending September 30, 2014, interest expense on our variable rate debt would increase by $1.1 million. As of September 30, 2013, one-month LIBOR was 0.17885% and if this index was reduced to 0% during the 12 months ending September 30, 2014, interest expense on our variable rate debt would decrease by $0.2 million. As of September 30, 2013, we did not own any variable rate real estate-related investments.
The annual effective interest rate of our fixed rate real estate loan receivable as of September 30, 2013 was 7.5%. The effective interest rate represents the effective interest rate as of September 30, 2013, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of September 30, 2013 was 2.6%.  The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2013 where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and the risks identified in Post Effective Amendment No. 12 to our Registration Statement (file no. 333-164703) filed with the SEC on July 15, 2013, and in Supplement no. 16 to the prospectus, filed with the SEC on October 17, 2013.
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
As of September 30, 2013, a significant portion of our real estate assets and the collateral securing our real estate loan receivable were located in Texas, Minnesota and Maryland. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Texas, Minnesota and Maryland real estate markets. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. We have extended the closing date of our primary offering until the earlier of the sale of all 200,000,000 shares, April 24, 2014 or the date the registration statement relating to our proposed Follow-on Offering is declared effective by the SEC. We may sell shares under our dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. We may terminate either offering at any time.

As of September 30, 2013, we had sold 53,453,100 shares of common stock in our ongoing initial public offering for gross offering proceeds of $531.6 million, including 1,467,331 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $13.9 million. As of September 30, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$47,163	Actual
Finders’ fees	—	Actual
Other underwriting compensation	5,973	Actual
Other organization and offering costs (excluding underwriting compensation)	7,077	Actual
Total expenses	$60,213

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	11.3%	Actual
From the commencement of our ongoing initial public offering through September 30, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $471.4 million, including net offering proceeds from our dividend reinvestment plan of $13.9 million.
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
As of September 30, 2013, we had used the net proceeds from our initial public offering and debt financing to invest $737.1 million in ten real estate properties and one real estate-related investment, including $10.7 million of acquisition fees and closing costs and origination fees and expenses.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2013, we fulfilled all redemption requests eligible for redemption under our share redemption program. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	52,480	$9.49	(3)
February 2013	7,773	$9.20	(3)
March 2013	—	$—	(3)
April 2013	3,576	$9.98	(3)
May 2013	40,415	$9.91	(3)
June 2013	25,305	$9.83	(3)
July 2013	8,482	$9.71	(3)
August 2013	21,887	$9.86	(3)
September 2013	9,485	$9.33	(3)
Total	169,403
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. In 2012, our net proceeds from the dividend reinvestment plan were $5.2 million. During the nine months ended September 30, 2013, we redeemed $1.6 million of shares of common stock and $3.6 million was available for redemptions of shares eligible for redemption for the remainder of 2013.
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

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated September 27, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, filed March 8, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 7, 2013	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 7, 2013	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)