Form 10-K
period 2013-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2014-03-07
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-164703), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 40,899,306 shares of common stock held by non-affiliates as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 3, 2014, there were 75,066,568 outstanding shares of common stock of the Registrant.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We commenced investment operations on June 24, 2011 in connection with our first investment and we have a limited operating history. We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify suitable investments and to manage our investments.

•
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination or acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•
Based on sales volume to date, we do not believe that we are likely to raise the maximum offering amount in our ongoing initial public offering, and we have filed a registration statement on Form S-11 with the SEC to register a follow-on public offering (the “Follow-on Offering”). We can give no assurance that we will commence or complete the Follow-on Offering. If we are unable to raise substantial proceeds in our public offerings, we will not be able to acquire as diverse a portfolio of real estate investments as we otherwise would, which may cause the value of an investment in us to vary more widely with the performance of specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds, therefore, could increase the risk that our stockholders will lose money in their investment.

•
We have paid and will pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our public offerings, have paid and will pay substantial fees to and expenses of participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders’ risk of loss.

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of December 31, 2013, we had used a combination of cash flows from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

•
If we are unable to locate investments with attractive yields while we are investing the proceeds of our public offerings, our distributions and the long-term returns of our investors may be lower than they otherwise would.

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
Overview
KBS Real Estate Investment Trust III, Inc. (the “Company”) was formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011 and it intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership III, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We conduct our business through our Operating Partnership, of which we are the sole general partner.
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
We intend to invest in a diverse portfolio of real estate investments. We expect our primary investment focus to be core properties. The types of real estate properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also currently expect to allocate between 0 and 20% of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of December 31, 2013, we owned 12 office properties and had originated one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering and through December 31, 2013, we had sold 66,777,311 shares of common stock for gross offering proceeds of $664.3 million, including 1,936,250 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $18.4 million. We have extended the closing date of our primary initial public offering until the earlier of the sale of all 200,000,000 shares, April 24, 2014 or the date the registration statement relating to our proposed follow-on public offering (the “Follow-on Offering”) is declared effective by the SEC. We may terminate our primary initial public offering at any time.
Also as of December 31, 2013, we had redeemed 366,423 shares sold in our initial public offering for $3.5 million.
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
We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of the offering stage for our primary offerings. In some states, we will need to renew the registration statement or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate the dividend reinvestment plan offering at any time.
Subject to certain restrictions and limitations, KBS Capital Advisors manages our day-to-day operations and our portfolio of real estate investments, pursuant to an advisory agreement. KBS Capital Advisors makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor owns 20,000 shares of our common stock.

Investment Objectives
We expect to use substantially all of the net proceeds from our public offerings to acquire and manage a diverse portfolio of real estate investments. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing real estate investments that provides attractive and stable returns to our investors and that allows us to preserve and return our investors’ capital contributions.
We had initially expected to allocate approximately 70% of our portfolio to, and had expected that, once we had fully invested the proceeds from our public offerings, approximately 60% to 80% of our portfolio would consist of, investments in core real estate properties. We also had initially expected to allocate approximately 30% of our portfolio to, and had expected that, once we had fully invested the proceeds from our public offerings, approximately 20% to 40% of our portfolio would consist of, investments in other real estate-related investments such as mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and the equity securities of other REITs and real estate companies.
However, due to current market conditions for the types of real estate-related investments that we had intended to target, such as first mortgage loans, and opportunities for investments in core properties, we currently may not make any significant investments in real estate-related investments, and we now expect our primary investment focus to be core real estate properties. We currently expect to allocate between 0% and 20% of our portfolio to real estate-related investments once we have fully invested the proceeds from our public offerings. If we make investments in other public companies, we do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offerings, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.
As has always been the case, although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
2013 Investment Highlights
During 2013, we acquired:

•	one office property consisting of 609,398 rentable square feet and 68,677 rentable square feet of retail space located in Minneapolis, Minnesota for $124.0 million plus closing costs;

•	one office property containing 314,175 rentable square feet located in Gaithersburg, Maryland for $84.1 million plus closing costs;

•	one office property containing 427,799 rentable square feet located in Dallas, Texas for $109.1 million plus closing costs;

•	one office property containing 313,609 rentable square feet located in Dallas, Texas for $73.4 million plus closing costs;

•	one office property containing 246,563 rentable square feet located in San Francisco, California for $120.6 million plus closing costs; and

•	one office property containing 1,393,435 rentable square feet and 64,289 rentable square feet of retail space located in Chicago, Illinois for $421.2 million plus closing costs.

Real Estate Portfolio
Real Estate Properties
We have invested in and expect to invest in core real estate properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. The types of properties that we may invest in include office, industrial, and retail properties located throughout the United States. Although we may invest in any of these types of properties, the primary property types in which we intend to invest are as follows (in no order of priority):

•
office properties - including low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation; and

•	industrial properties - including warehouse and distribution facilities, office/warehouse flex properties, research and development properties and light industrial properties.
We will generally hold fee title to or a long-term leasehold interest in the properties we acquire. We may also invest in or acquire operating companies or other entities that own and operate assets that meet our investment objectives. We will make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We may also participate with other entities (including non-affiliated entities) in property ownership through joint ventures, limited liability companies, partnerships and other types of common ownership.
We generally intend to hold our core properties for three to seven years, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of properties. However, economic and market conditions may influence us to hold our investments for different periods of time.
We acquired our first real estate property on September 29, 2011. As of December 31, 2013, our real estate portfolio was composed of 12 office properties encompassing in the aggregate 5.0 million rentable square feet and was collectively 91% occupied. For more information on our real estate investments, including tenant information, see Item 1, Part 2, “Properties.”
Real Estate-Related Investments
We also may make investments in real estate-related loans, including first and second mortgage loans, mezzanine loans, B-Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in such loans. We intend to structure, underwrite and originate some of the debt products in which we invest. Our underwriting process will involve comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we will be able to efficiently structure a diverse range of products. For instance, we may sell some components of the debt we originate while retaining attractive, risk-adjusted strips of the debt for ourselves. Our advisor will source our debt investments.
We may also invest in debt and equity securities. The debt securities in which we may invest include commercial mortgage-backed securities (“CMBS”) and debt securities issued by other real estate companies. While we may invest in any of these debt-related investments, we expect that the majority of these investments will be CMBS. With respect to equity securities, we may purchase the common or preferred stock of REITs or other real estate companies or options to acquire their stock. We may purchase the stock of a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.
As of December 31, 2013, we owned one real estate loan receivable with an outstanding principal balance of $17.1 million.
Financing Objectives
We financed our real estate acquisitions to date with a combination of the proceeds received from our initial public offering and debt. We may use proceeds from borrowings to finance acquisitions of new properties or assets or for originations of new loans; to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio. We may elect to secure financing subsequent to the acquisition date of future real estate properties and initially acquire investments without debt financing. To the extent that we do not finance our properties and other investments, our ability to acquire additional real estate investments will be restricted.

We expect to borrow funds at fixed and variable rates. As of December 31, 2013, we had $730.7 million of variable rate debt outstanding, all of which has an initial maturity between 2015 and 2018. We did not have any fixed rate debt outstanding as of December 31, 2013.  The interest rates on $291.7 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, on November 26, 2013, we entered into an interest rate swap related to the 500 West Madison Mortgage Loan for $215.0 million of the $255.0 million loan, which swap is effective from March 3, 2014 through December 16, 2018. The weighted-average interest rate of our variable rate debt as of December 31, 2013 was 2.3%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps), using interest rate indices as of December 31, 2013, where applicable. On February 27, 2014, in connection with our acquisition of 222 Main, we, through an indirect wholly owned subsidiary, entered into a seven-year mortgage loan with an unaffiliated lender, for borrowings of $102.7 million secured by 222 Main. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Investment and Financing Subsequent to December 31, 2013.”
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the contractual and fully extended maturities of our debt as of December 31, 2013 (in thousands):

	Current Maturity	Extended Maturity
2014	$—	$—
2015	20,000	20,000
2016	170,000	—
2017	230,690	—
2018	310,000	313,730
Thereafter	—	396,960
	$730,690	$730,690
Once we have fully invested the proceeds of our public offerings, we expect our debt financing and other liabilities to be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition and origination of real-estate related investments to be between 0% and 65% of the aggregate cost of all such assets depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed the 75% limit in our charter only if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of our charter limit is available at attractive terms, the conflicts committee may approve debt in excess of the charter limit. From time to time, our debt financing and other liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2013, our borrowings and other liabilities were approximately 59% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%.
In February of 2014, Congress ended a lengthy dispute with the White House and unconditionally extended the government’s borrowing limit until March 2015. While this action should provide some measure of stability, the federal government is still facing major policy issues, including passage of a federal budget. The federal government is currently working from a modified sequestration budget that was not intended to be a long-term solution.
The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) and the Troubled Asset Relief Program (“TARP”) in October of 2008. Using the U.S. treasury balance sheet to purchase U.S. treasury bonds and mortgage backed securities, the Federal Reserve has injected trillions of U.S. dollars into the global financial markets. At this point in time, it is unclear what the final cost or impact of this program will be, but commentators believe that the U.S. economy has emerged from the recent recession. In December 2013, the speculation as to the possible end of QE programs was finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. The tapering of these purchases has led to increased volatility in the emerging markets which has, in turn, triggered a global repricing of financial assets that has impacted stocks, bonds (both corporate and sovereign) and currencies.
Despite cuts to federal government spending, U.S. GDP has most recently begun to grow well above most economists’ expectations. In the third quarter of 2013, U.S. GDP increased at a robust annual rate of 4.1% and the second estimate of fourth quarter 2013 reflects an annual rate increase in U.S. GDP of 2.4%. A combination of pent-up U.S. consumer demand and global demand for U.S. equipment, machinery and airplanes has contributed to the strong growth.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefitted from an inflow of foreign capital. Gateway markets such as New York City and San Francisco continue to benefit from a strong bid for commercial properties. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market has gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to pre-recession levels, but the majority of U.S. housing markets still have not recaptured the lost equity experienced during the recent recession, which weighs on consumer confidence. Impediments to a continued recovery in this market include rising interest rates, more stringent underwriting standards for borrowers and a potential slowdown in demand by institutional investors. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $40 billion a month in purchases of mortgage backed securities, is slowly being scaled down. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to the increase in the cost of future mortgage financings.
In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global financial markets remain significant concerns. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Most recently, Europe has benefited from the emerging markets investor exodus and the yields on almost all European sovereign debt have declined.
Europe’s gain has come at the cost of emerging market countries such as South Africa, Turkey and Argentina. Capital outflows have destabilized local markets for most of 2013, as investors struggled with the implications of the end of QE programs.

The global rating agencies continue to be vigilant in their analysis of the health of the global financial markets. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past two years, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations. In recent months these credit issues have shifted away from the European sovereign credits to Asia and some emerging market nations (Turkey, South America, Brazil and Argentina).
Overall, despite indications of recovery both in the United States and abroad, uncertainties abound. China’s export-based economy has slowed and Japan embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program which, when combined with the highly adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Properties
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the capital markets have begun to react to the end of QE.
Impact on Our Real Estate-Related Investments
Our real estate-related investment is directly secured by commercial real estate. As a result, our real estate-related investment in general has been and likely will continue to be impacted to some degree by the same factors impacting our real estate investments. The relatively high yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing any loan investments we make, and therefore may impact the ability of some borrowers under any loans we make to make contractual interest payments to us.
As of December 31, 2013, we had a fixed-rate real estate loan receivable with an outstanding principal balance of $17.1 million and a carrying value (including unamortized origination and closing costs) of $17.2 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2013, we had $730.7 million of variable rate debt outstanding, all of which has an initial maturity between 2015 and 2018. We did not have any fixed rate debt outstanding as of December 31, 2013. The interest rates on $291.7 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, on November 26, 2013, we entered into an interest rate swap related to the 500 West Madison Mortgage Loan for $215.0 million of the $255.0 million loan, which swap is effective from March 3, 2014 through December 16, 2018. On February 27, 2014, in connection with our acquisition of 222 Main, we, through an indirect wholly owned subsidiary, entered into a seven-year mortgage loan with an unaffiliated lender, for borrowings of $102.7 million secured by 222 Main. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Investment and Financing Subsequent to December 31, 2013.”

Economic Dependency
We are dependent on our advisor and our dealer manager for certain services that are essential to us, including the sale of our shares in our public offering; the identification, evaluation, negotiation, acquisition or origination and disposition of real estate investments; management of the daily operations and leasing of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.
Competitive Market Factors
The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities in core real estate properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our public offering. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
To the extent we acquire or originate additional real estate-related investments, the success of our portfolio of real estate-related investments will depend, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we will compete with other REITs that acquire or originate real estate loans, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our real estate-related investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders. All of our properties are subject to Phase I environmental assessments prior to the time they are acquired.
Industry Segments
We operate in two business segments. Our segments are based on our method of internal reporting, which classifies operations by investment type: real estate and real estate-related. For financial data by segment, see Note 11 “Segment Information” in the notes to our consolidated financial statements filed herewith.

Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.  Our telephone number, general facsimile number and website address are (949) 417-6500, (949) 417-6520 and http://www.kbsreitiii.com, respectively.
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
Risks Related to an Investment in Our Common Stock
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price.
Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice, provided that we may increase or decrease funding available for the redemption of shares pursuant to our share redemption program upon 10 business days’ notice. We describe the restrictions of our share redemption program in detail under Part II, Item 5, “Share Redemption Program.” Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. Investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time because of the illiquid nature of our shares.
We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.
We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have impacted the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. This potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have impacted the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. The potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We also depend upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The highly competitive U.S. commercial real estate industry has created increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in our ongoing public offering, the greater our challenge will be to invest the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of our advisor, the property managers our advisor selects and the oversight of our board of directors. We can give no assurance that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from our public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our stockholders to be lower than they otherwise would.
We could suffer from delays in locating suitable investments. The more shares we sell in our ongoing public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our public offering increases the risk of delays in investing our net offering proceeds. Our reliance on our advisor, sponsors and the real estate and debt finance professionals that our advisor retains to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other KBS-sponsored programs or KBS-advised investors could also delay the investment of the proceeds of our public offering. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Delays we encounter in the selection, acquisition and development of income-producing properties or the acquisition of other real estate investments would likely limit our ability to pay distributions to our stockholders and reduce their overall returns.
Continued disruptions in the financial markets and uncertain economic conditions could continue to adversely impact the commercial mortgage market as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
We had initially expected to allocate approximately 30% of our portfolio to, and had expected that, once we had fully invested the proceeds from our ongoing public offerings, approximately 20% to 40% of our portfolio would consist of investments in other real estate-related investments such as mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and the equity securities of other REITs and real estate companies. However, due to current markets conditions for the types of real estate-related investments that we had intended to target, such as first mortgage loans, and opportunities for investments in core properties, we currently may not make any significant investments in real estate-related investments, and we now expect our primary investment focus to be core properties. We currently expect to allocate between 0% and 20% of our portfolio to real estate-related investments once we have fully invested the proceeds from our offering stage.
The returns available to investors in investments in commercial mortgage loans and other real estate-related debt investments are determined by: (i) the supply and demand for such investments; (ii) the terms we are able to negotiate for our investments; (iii) the performance of the assets underlying the investments; and (iv) the existence of a market for such investments, which includes the ability to sell or finance such investments.
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.

The Federal Reserve has maintained an accommodative monetary policy since the introduction of QE and the TARP in October of 2008. Using the U.S. treasury balance sheet to purchase U.S. treasury bonds and mortgage backed securities, the Federal Reserve has injected trillions of U.S. dollars into the global financial markets. At this point in time, it is unclear what the final cost or impact of this program will be, but commentators believe that the U.S. economy has emerged from the recent recession. In December 2013, the speculation as to the possible end of QE programs was finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. The tapering of these purchases has led to increased volatility in the emerging markets which has, in turn, triggered a global repricing of financial assets that has impacted stocks, bonds (both corporate and sovereign) and currencies.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefitted from an inflow of foreign capital. Gateway markets such as New York City and San Francisco continue to benefit from a strong bid for commercial properties. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market has gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
Continued disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.
While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Currently, both the investing and leasing environments are highly competitive. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the capital markets have begun to react to the end of QE.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to pre-recession levels, but the majority of U.S. housing markets still have not recaptured the lost equity experienced during the recent recession, which weighs on consumer confidence. Impediments to a continued recovery in this market include rising interest rates, more stringent underwriting standards for borrowers and a potential slowdown in demand by institutional investors. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $40 billion a month in purchases of mortgage backed securities, is slowly being scaled down. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to the increase in the cost of future mortgage financings.
Overall, despite indications of recovery both in the United States and abroad, uncertainties abound. China’s export-based economy has slowed and Japan has embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program which, when combined with the highly adversarial political climate at the federal level, led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macroeconomic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
We have relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which has the potential of negatively impacting the value of our assets.

Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity only recently increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; and/or

•
revenues generated by the properties and other assets underlying our loan investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.
Because our stockholders will not have the opportunity to evaluate any additional investments we may make with the proceeds from our public offering before we make them, we are considered to be a blind pool. We may make investments with which our stockholders do not agree.
As of March 3, 2014, we owned 12 real estate properties and one real estate loan receivable, and as of March 3, 2014, we had not identified any additional investments that it is reasonably probable that we will acquire or originate with the proceeds from our public offering. As a result, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the net proceeds from our public offering, after the payment of fees and expenses in real estate investments. Our board of directors and our advisor have broad discretion when identifying, evaluating and making such investments. Our stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will likewise have no opportunity to evaluate potential tenants, managers or borrowers. As a result, our stockholders must rely on our board of directors and our advisor to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives, may make unwise decisions or may make investments with which our stockholders do not agree.
Based on sales volume to date, we do not believe that we are likely to raise the maximum offering amount in our ongoing initial public offering, and we have filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. We can give no assurance that we will commence or complete the Follow-on Offering. If we are unable to raise substantial proceeds in our public offerings, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of our stockholders’ investment in us to vary more widely with the performance of specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds, therefore, could increase the risk that our stockholders will lose money in their investment.
Our common stock is being offered on a “best efforts” basis in our ongoing initial public offering and will be offered on a best efforts basis in our Follow-on Offering, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of our shares. As a result, there is no assurance that we will raise significant proceeds in our offerings. If we are unable to raise substantial proceeds, we will make fewer additional investments resulting in less diversification in terms of the type, number, size and geographic location of investments that we make. In that case, the likelihood that any single property’s performance would adversely affect our profitability will increase. If most of our properties are located in a single geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate market in that area. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offerings. Our inability to raise substantial proceeds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to pay distributions to our stockholders.

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
As of March 3, 2014, a significant portion of our real estate properties and the collateral securing our real estate loan receivable were located in Illinois, Texas and Utah. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Illinois, Texas and Utah real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.
We acquired 500 West Madison on December 16, 2013. A significant percentage of our assets is invested in 500 West Madison and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
As of December 31, 2013, 500 West Madison represented approximately 32% of our total assets and represented approximately 30% of our total annualized base rent. Further, as a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.
We have a limited operating history and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
We were incorporated in the State of Maryland on December 22, 2009 and have a limited operating history. As of March 3, 2014, we owned 12 real estate properties and one real estate loan receivable, and as of March 3, 2014, we had not identified any additional investments that it is reasonably probable that we will acquire or originate. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored real estate investment programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer.
We depend on our advisor to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. ("KBS Strategic Opportunity REIT II") and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.
Our dealer manager may not be successful in conducting our public offering, which would adversely impact our ability to implement our investment strategy.
We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our public offering. The success of our offering, and our ability to implement our business strategy, depends upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. Some or all of the broker-dealers in this network have a choice of numerous competing real estate investment trust offerings, many with similar investment objectives, to recommend to their clients, which may make selling our shares to their clients more difficult. If KBS Capital Markets Group is not successful in growing, operating and managing this network of broker-dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy.

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
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We have paid distributions in part from financings (including with an advance from our advisor that we have repaid with debt financing) and expect that in the future we may not pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flow from operations in future periods. To the extent that we pay distributions from sources other than our cash flow from operations, we will have fewer funds available with which to make real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.
During our offering stage, when we may raise capital in our public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operations.
For the year ended December 31, 2013, we paid aggregate distributions of $26.2 million, including $13.8 million of distributions paid in cash and $12.4 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $20.2 million (77%) of cash flow from operations and $6.0 million (23%) of debt financing. For the year ended December 31, 2013, our cash flow from operations to distributions paid coverage ratio was 77% and our funds from operations to distributions paid coverage ratio was 52%. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions” in this Annual Report.
The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor and key employees at our dealer manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
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
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that none of our independent directors shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
We may change our targeted investments without stockholder consent.
We had initially expected to allocate approximately 70% of our portfolio to, and had expected that, once we had fully invested the proceeds from our public offerings, approximately 60% to 80% of our portfolio would consist of, investments in core properties. We also had expected to allocate approximately 30% of our portfolio to, and had expected that, once we had fully invested the proceeds from our public offerings, approximately 20% to 40% of our portfolio would consist of, investments in: other real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies.
However, due to current market conditions for the types of real estate-related investments that we had intended to target, such as first mortgage loans, and opportunities for investments in core real estate properties, we currently may not make any significant investments in real estate-related investments, and we now expect our primary investment focus to be core real estate properties. We currently expect to allocate between 0% and 20% of our portfolio to real estate-related investments once we have fully invested the proceeds from our offering stage. If we make investments in other public companies, we do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.
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
We are currently offering shares in our ongoing initial public offering at $10.00 per share, with discounts available to certain categories of purchasers. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) the substantial fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker-dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses and (iv) accumulated depreciation and amortization of real estate investments.
As of December 31, 2013, our net tangible book value per share was $7.76. To the extent we are able to raise substantial proceeds in our ongoing initial public offering, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.
Our offering price in our initial public offering was not established on an independent basis and bears no relationship to the net value of our assets. Further, the factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount our stockholders would receive per share if we were to liquidate at this time.

The offering price of our shares in our ongoing initial public offering was not established in reliance on a valuation of our assets and liabilities; the actual value of an investment in us may be substantially less than the purchase price of our shares. We may use the most recent price paid to acquire a share in our offering or a follow-on public offering as the estimated value of our shares until no later than the completion of our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
We established the offering price of our shares in our initial public offering on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price in our initial public offering is not based upon any valuation (independent or otherwise), the offering price is likely to be higher than the proceeds that an investor would receive upon liquidation or a resale of his or her shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we pay in connection with the issuance of our shares.
To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our initial public offering of common stock in meeting their customer account statement reporting obligations, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor estimated the value of our common stock as $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary initial public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our ongoing initial public offering (ignoring purchase price discounts for certain categories of purchasers) or follow-on public offerings as its estimated per share value of our shares until no later than the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings-and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our ongoing initial public offering. We have filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. We can give no assurance that we will commence or complete the Follow-on Offering. Our charter does not restrict our ability to conduct equity offerings in the future. For purposes of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.
Although this initial estimated value represents the most recent price at which most investors have been willing to purchase shares in our ongoing primary initial public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary public offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary initial public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and acquisition and origination expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
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
Risks Related to Conflicts of Interest
Our advisor and its affiliates, including all of our executive officers and our affiliated directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or KBS-affiliated entities. Our advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

•
acquisitions of real estate investments, which entitle our advisor to acquisition or origination fees based on the cost of the investment and asset management fees based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us, which may influence our advisor to recommend riskier transactions to us and/or transactions that are not in our best interest and, in the case of acquisitions of investments from other KBS-sponsored programs, which might entitle affiliates of our advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire real estate investments, which borrowings will increase the acquisition and origination fees and asset-management fees payable to KBS Capital Advisors;

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

Our advisor and its affiliates face conflicts of interest relating to the acquisition and origination of assets and leasing of properties due to their relationship with other KBS-sponsored programs and KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. As such, we and the other KBS-sponsored programs that are currently raising funds for investment, or that otherwise have funds available for investment, and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future programs. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our acquisition stage will overlap to some extent with KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, five private KBS-sponsored programs and possibly future KBS-sponsored programs. As of March 3, 2014, KBS REIT II potentially could make some additional investments during our acquisition stage. When the KBS real estate and debt finance professionals direct an investment opportunity to KBS REIT II or to us, they, in their sole discretion, will determine the program for which the investment opportunity is most suitable based on the cash available for investment and the length of time such funds have been available for investment, the cash flow requirements, operating needs, diversification goals and overall portfolio mix of each program. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of our advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
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
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs advised by our advisor. Further, our officers and affiliated directors are also officers and/or affiliated directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT I and KBS REIT II. Messrs. Hall, McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. As a result of their interests in other KBS-sponsored programs, their obligations to other KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Capital Advisors, other KBS sponsored programs and other KBS advised investors, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while KBS Legacy Partners Apartment REIT is publicly offering securities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Because other KBS-sponsored programs offered through our dealer manager are conducting offerings concurrently with our offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
KBS Strategic Opportunity REIT II has filed a registration statement with the SEC for an initial public offering that it expects to commence in 2014 and expects KBS Capital Markets Group to serve as the dealer manager for its initial public offering. In addition, from time to time KBS Capital Markets Group serves as the dealer manager for private KBS-sponsored programs. Future KBS-sponsored programs may also seek to raise capital through offerings conducted concurrently with our offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more KBS-sponsored programs will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.
Our board of directors’ loyalties to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT I and KBS REIT II. One of our affiliated directors is also an affiliated director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•
The conflicts committee of our board of directors must evaluate the performance of our advisor with respect to whether our advisor is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to another KBS-sponsored program or if our advisor is giving preferential treatment to another KBS-sponsored program in this regard, our conflicts committee may not be well-suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

•
We could enter into transactions with other KBS-sponsored programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other KBS-sponsored programs might entitle our advisor or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to acquisition or origination fees and other fees that we might pay to our advisor in connection with such transaction. Similarly, property sales to other KBS-sponsored programs might entitle our advisor or its affiliates to acquisition or origination fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our advisor in connection with such transaction. Decisions of our board or the conflicts committee regarding the terms of those transactions may be influenced by our board’s or the conflicts committee’s loyalties to such other KBS-sponsored programs.

•
A decision of our board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other KBS-sponsored programs.

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

Because our independent directors are also independent directors of KBS REIT I and KBS REIT II, they receive compensation for service on the boards of KBS REIT I and KBS REIT II. Like us, KBS REIT I and KBS REIT II each pays each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each audit or conflicts committee meeting attended (except the committee chairman is paid $3,000 for each audit or conflicts committee meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference audit or conflicts committee meeting attended). In addition, KBS REIT II also pays each independent director compensation for attending other committee meetings as follows: (i) $2,000 for each meeting attended (except that the meeting chairman is paid $3,000 for each meeting attended), and (ii) $2,000 for each teleconference meeting attended (except that the meeting chairman is paid $3,000 for each teleconference meeting attended). In addition, like us, KBS REIT I and KBS REIT II each reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of their boards of directors.
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
We believe that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Below are some of the risks related to our share redemption program as amended and restated by our board of directors on March 5, 2014, which will be effective April 6, 2014. Our stockholders must hold their shares for at least one year in order to participate in our share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). We limit the number of shares redeemed pursuant to our share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; however, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.
Unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence, and until such time as we establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our primary public offerings, the prices at which we will redeem shares are as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of the price paid to acquire the shares from us; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of the price paid to acquire the shares from us.
Notwithstanding the above, and unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence, once we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in one of our primary public offerings, the prices at which we will redeem shares will be as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of our most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of our most recent estimated value per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of our most recent estimated value per share as of the applicable redemption date.
We expect to establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our primary public offerings no later than the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities-whether through our initial public offering or subsequent follow-on public offerings-and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. For purposes of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.

In March 2009, in order to preserve capital and value for all stockholders during the economic crisis, KBS REIT I amended its share redemption program to limit redemptions (other than redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence) during any calendar year to the amount of the net proceeds from the sale of shares under its dividend reinvestment plan from the prior calendar year less amounts KBS REIT I deemed necessary from such proceeds to fund current and future funding obligations and needs of the company. Pursuant to this limitation, KBS REIT I suspended ordinary redemptions for the remainder of 2009 and from 2010 through March 2012. KBS REIT I provided notice of this amendment in its Annual Report on Form 10-K filed on March 27, 2009, and the amendment was effective upon 30 days’ notice. The amendment became effective before the April 30, 2009 redemption date. As a result, investors did not have a final opportunity to submit redemptions. In March 2012, KBS REIT I amended and restated its share redemption program to provide only for redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence (each as defined in the share redemption program). These redemptions will be limited to an annual amount determined by KBS REIT I’s board of directors which may be reviewed and adjusted from time to time during the year.
On January 24, 2014, in consideration of the cash requirements necessary to effectively manage KBS Legacy Partners Apartment REIT’s assets, KBS Legacy Partners Apartment REIT amended and restated its share redemption program to limit redemptions to $2.0 million of shares in the aggregate during any calendar year. Additionally, during any calendar year, once KBS Legacy Partners Apartment REIT has redeemed $1.5 million of shares under its share redemption program, including redemptions in connection with a stockholder’s death, qualifying disability or determination of incompetence, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence. KBS Legacy Partners Apartment REIT provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on January 28, 2014 and its amended and restated share redemption program is effective for redemptions under the program on or after February 27, 2014, which is 30 days after filing the Current Report on Form 8-K.
Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease funding available for the redemption of shares pursuant to our share redemption program upon 10 business days’ notice. See Part II, Item 5, “Share Redemption Program” for more information about the program. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover the value they invested in our common stock.
If funds are not available from our dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
We depend on the proceeds from our dividend reinvestment plan offering for general corporate purposes including, but not limited to, the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; funding obligations under any of our real estate loans receivable; real estate investments, which would include payment of acquisition or origination fees to our advisor; and the repayment of debt. We cannot predict with any certainty how much, if any, dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
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
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares in our public offering, our board may elect to (i) sell additional shares in our current public offering or in future public offerings, including through our dividend reinvestment plan; (ii) issue equity interests in private offerings; (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; or (v) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after our investors purchase shares in our public offering, whether in a primary offering, pursuant to our dividend reinvestment plan or otherwise, our investors’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to our advisor and its affiliates reduces cash available for investment and distribution to our stockholders and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our advisor and its affiliates perform services for us in connection with the selection and acquisition or origination of our investments, the management and leasing of our properties, the administration of our other investments and the disposition of our investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our primary initial public offering and assuming a $10.00 purchase price for shares sold in the primary initial public offering, we estimate that we will use 82.68% to 87.20% of the gross proceeds from the primary initial public offering, or between $8.27 and $8.72 per share, for investments after fees and expenses.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first receiving agreed-upon investment returns, the investment-return thresholds may be reduced subject to the approval of our conflicts committee and the other limitations in our charter.
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
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our dividend reinvestment plan, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of their investment.
Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our sponsors have invested only $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for the significant organization and offering expenses that they incurred, through our advisor, our dealer manager and their affiliates, on our behalf in connection with our public offering, our sponsors will have little exposure to loss in the value of our shares. With this limited exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

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
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.
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
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment.

If our acquisitions fail to perform as expected, cash distributions to our stockholders may decline.
As of March 3, 2014, we had acquired 13 real estate properties (one of which was sold on February 19, 2014) and one real estate loan receivable based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operations available to fund distributions and investor returns may be reduced.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay distributions to our stockholders.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distribution to our stockholders. In addition, the resale value of the property could be diminished because the market value of a core real estate property, which we intend to target, depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment.
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
The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of our assets may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. Because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce distributions to stockholders.
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
If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce cash available for distribution to our stockholders.
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
Costs imposed pursuant to laws and governmental regulations may reduce our net income and our cash available for distribution to our stockholders.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials and other health and safety-related concerns.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to pay distributions to our stockholders and may reduce the value of our stockholders’ investment.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property or of paying personal injury or other damage claims could reduce our cash available for distribution to our stockholders.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders.
All of our real estate acquisitions are subject to Phase I environmental assessments prior to the time they are acquired; however, such assessments may not provide complete environmental histories due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire the property. A Phase I environmental assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment. In addition, real estate-related investments in which we invest may be secured by properties with recognized environmental conditions. Where we are secured creditors, we will attempt to acquire contractual agreements, including environmental indemnities, that protect us from losses arising out of environmental problems in the event the property is transferred by foreclosure or bankruptcy; however, no assurances can be given that such indemnities would fully protect us from responsibility for costs associated with addressing any environmental problems related to such properties.
Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for distribution.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distribution to our stockholders.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flow from operations and the return on our stockholders’ investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We have invested in and expect that we will continue to invest in major metropolitan areas. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans.
Risks Related to Real Estate-Related Investments
Our real estate-related investments are subject to the risks typically associated with real estate.
Our mortgage loan investment and any future investments we make in real estate loans are and generally will be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of these properties may change after the dates of acquisition or origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Any investments we make in residential and commercial mortgage-backed securities and other real estate-related investments may be similarly affected by real estate property values. Therefore, our real estate-related investments are subject to the risks typically associated with real estate, which are described above under the heading “-General Risks Related to Investments in Real Estate.”
Our mortgage loan investment and any future investments we make in real estate loans are and will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us is subject to fluctuations in interest rates.
With respect to our fixed rate, long-term loans receivable, if interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. If we invest in variable-rate loans receivable and interest rates decrease, our revenues will also decrease. For these reasons, our investments in real estate loans, our returns on those loans and the value of our stockholders’ investment in us are and will be subject to fluctuations in interest rates.
The mortgage loans we invest in and the mortgage loans underlying any mortgage securities we may invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate loans generally are secured by commercial real estate properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, occupancy rates, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, fiscal policies and regulations (including environmental legislation), natural disasters, terrorism, social unrest and civil disturbances.
In the event of any default under a mortgage loan held by us, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure on a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the investment. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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
We may provide bridge loans secured by first-lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to repay the bridge loan, and we may not recover some or all of our investment.
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
We may acquire or originate subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to repay our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to repay the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be repaid only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers.
In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.
Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investments.
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
To close loan transactions within a time frame that meets the needs of borrowers of loans we may originate, we may perform underwriting analyses in a very short period of time, which may result in credit decisions based on limited information.
We may gain a competitive advantage by, from time to time, being able to analyze and close loan transactions within a very short period of time. Our underwriting guidelines require a thorough analysis of many factors, including the underlying property’s financial performance and condition, geographic market assessment, experience and financial strength of the borrower and future prospects of the property within the market. If we make the decision to extend credit to a borrower prior to the completion of one or more of these analyses, we may fail to identify certain credit risks that we would otherwise have identified.
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
Real estate securities may become non-performing after acquisition for a wide variety of reasons. Such non-performing real estate investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may earn or recover from an investment.
We depend on borrowers for the revenue generated by our real estate-related investments and, accordingly, our revenue and our ability to make distributions to our stockholders are partially dependent upon the success and economic viability of such borrowers.
The success of our real estate-related investments materially depends on the financial stability of the borrowers under such investments. The inability of a single major borrower or a number of smaller borrowers to meet their payment obligations could result in reduced revenue or losses for us. In the event of a borrower default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of their investment.
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
The yields on our debt investments may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any prepayments we receive in assets with at least an equivalent yield, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if an asset is not repaid when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.
We will price our assets based on our assumptions about future credit spreads for financing of those assets. We may obtain longer-term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
We have entered and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, certain swap transactions will be required to be submitted for clearing to a derivatives clearing organization, unless certain exemptions apply. The rulemaking implementing the clearing requirement is still in process, however, and the implementation of the clearing requirement may affect, among other things, our exposure to our swap counterparties, the margin or collateral required to be posted in connection with our swap transactions and the costs of entering into such transactions.
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
If we fail to make a required payment or otherwise default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. In certain circumstances, the counterparty may have the right to terminate derivative transactions early even if we are not defaulting. If our derivative transactions are terminated early, it may not be possible for us to replace those transactions with another counterparty, on as favorable terms or at all.
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
There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. Pursuant to the regulatory framework established by Title VII of the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has been granted broad regulatory authority over “swaps,” which term has been defined in the Dodd-Frank Act and related CFTC rules to include interest rate derivatives such as the ones we may use in our interest rate hedging activities. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. For example, subject to an exception for end-users of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
Our investments in real estate-related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
We may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations, and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
A portion of our assets may be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security on our income statement, which will reduce our earnings in the period recognized.
A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. As a result, if the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not have otherwise chosen to do so. A reduction in available credit may reduce our earnings and, in turn, cash available for distribution to stockholders.
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
Market values of our real estate-related investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults related to the underlying collateral, increases in voluntary prepayments for our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
Some of our real estate-related investments may be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments may be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these real estate-related investments are materially higher than the values that we ultimately realize upon their disposal.
Our investments in derivatives are carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these instruments.
Our investments in derivatives are recorded at fair value but have limited liquidity and are not publicly traded. The fair value of our derivatives may not be readily determinable. We will estimate the fair value of any such investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal or maturity.
Risks Associated with Debt Financing
We obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.

If we do mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
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
High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distribution to our stockholders.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
We may use leverage in connection with any real estate investments we make, which increases the risk of loss associated with this type of investment.
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
Our debt service payments will reduce our cash available for distribution. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuances of commercial mortgage-backed securities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives and limit our ability to pay distributions to our stockholders.
Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
We have incurred variable rate debt and we expect that we will incur additional debt in the future. Increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for distribution to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2013, our borrowings and other liabilities were approximately 59% of both the cost (before deducting depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, or status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimus exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations or financing arrangements.
We may be deemed to be, or make investments in entities that own or are themselves deemed to be, taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, certain categories of stockholders, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and (i) those borrowings are secured by mortgages or residential or commercial mortgage-backed securities and (ii) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or residential or commercial mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, provided we own 100% of such entity, but a portion of the taxable income we recognize may be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

•
be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•
be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.
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
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the income and/or asset tests.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

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
The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
As of December 31, 2013, we owned 12 office properties encompassing 5.0 million rentable square feet in the aggregate that were collectively 91% occupied. The following table provides summary information regarding the properties owned by us as of December 31, 2013:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Square Foot (2)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Domain Gateway Austin, TX	09/29/2011	Office	173,962	$47,373	$3,716	$21.36	5.7	3.2%	100.0%
Las Cimas IV Austin, TX (3)	10/28/2011	Office	138,008	35,809	2,705	20.95	3.8	2.4%	93.5%
Town Center Plano, TX	03/27/2012	Office	522,043	119,352	12,591	24.87	4.6	8.2%	97.0%
McEwen Building Franklin, TN	04/30/2012	Office	175,262	40,327	4,412	25.87	4.8	2.8%	97.3%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	198,446	30,040	4,468	22.51	4.5	2.0%	100.0%
Tower on Lake Carolyn Irving, TX	12/21/2012	Office	364,336	48,829	6,722	20.73	3.6	3.5%	89.0%
RBC Plaza Minneapolis, MN	01/31/2013	Office	678,045	127,689	8,740	15.57	5.9	9.3%	82.8%
One Washingtonian Center Gaithersburg, MD	06/19/2013	Office	314,175	88,874	9,115	30.39	7.4	6.6%	95.5%
Preston Commons Dallas, TX	06/19/2013	Office	427,799	115,564	11,134	29.67	4.7	8.6%	87.7%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	76,332	7,150	27.60	3.4	5.6%	82.6%
201 Spear Street San Francisco, CA	12/03/2013	Office	246,563	126,580	8,554	41.49	2.9	9.6%	83.6%
500 West Madison Chicago, Illinois	12/16/2013	Office	1,457,724	419,968	34,194	25.21	5.7	32.0%	93.0%
			5,009,972	$1,276,737	$113,501	$24.89	5.1		91.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(3) On February 19, 2014, we sold Las Cimas IV to an unaffiliated purchaser. For more information, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Events-Disposition of Property Subsequent to December 31, 2013- Las Cimas.”

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2013:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	18	$672	0.6%	66,689	1.4%
2014	61	7,624	6.7%	357,755	7.8%
2015	58	9,672	8.5%	372,301	8.2%
2016	64	14,053	12.4%	513,074	11.3%
2017	66	17,118	15.1%	623,329	13.7%
2018	48	9,434	8.3%	338,786	7.4%
2019	34	17,328	15.3%	707,660	15.5%
2020	19	8,671	7.6%	345,897	7.6%
2021	12	7,226	6.4%	390,257	8.6%
2022	22	7,125	6.3%	276,500	6.1%
2023	12	11,627	10.2%	442,189	9.7%
Thereafter	8	2,951	2.6%	126,140	2.7%
Total	422	$113,501	100.0%	4,560,577	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2013, our portfolio’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	90	$27,858	24.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2013, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.

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
Stockholder Information
As of March 3, 2014, we had 75.1 million shares of common stock outstanding held by a total of approximately 19,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
To assist the FINRA members and their associated persons that participate in our initial public offering of common stock in meeting their customer account statement reporting obligations pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, KBS Capital Advisors estimated the value of our shares of common stock as $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary initial public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our primary initial public offering (ignoring purchase price discounts for certain categories of purchasers) or follow-on public offerings as its estimated per share value of our shares until no later than the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. For purposes of determining when our offering stage is complete, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct equity offerings in the future.
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
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2011. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
During 2012 and 2013, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2013. We have initially paid distributions for all record dates of a given month approximately 15 days following month end. However, commencing with distributions for November 2012 record dates, distributions are paid on or about the first business day of the following month. Distributions declared during 2013 and 2012, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$4,761	$5,934	$7,688	$9,926	$28,309
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share (1)	6.5%	6.5%	6.5%	6.5%	6.5%
	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$2,026	$2,850	$3,516	$4,133	$12,525
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share (1)	6.5%	6.5%	6.5%	6.5%	6.5%
_____________________
(1) During the years ended December 31, 2012 and 2013, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2013.  Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
The tax composition of our distributions declared for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Ordinary Income	43%	18%
Return of Capital	57%	82%
Total	100%	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On November 6, 2013, our board of directors declared distributions based on daily record dates for the period from January 1, 2014 through January 31, 2014, which we paid on February 3, 2014. On January 23, 2014, our board of directors declared distributions based on daily record dates for the period from February 1, 2014 through February 28, 2014, which we paid on March 3, 2014, and distributions based on daily record dates for the period from March 1, 2014 through March 31, 2014, which we expect to pay in April 2014. On March 5, 2014, our board of directors declared distributions based on daily record dates for the period from April 1, 2014 through April 30, 2014, which we expect to pay in May 2014, and distributions based on daily record dates for the period from May 1, 2014 to May 31, 2014, which we expect to pay in June 2014. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
As of December 31, 2013, we had sold 66,777,311 shares of common stock in our ongoing initial public offering for gross offering proceeds of $664.3 million, including 1,936,250 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $18.4 million. As of December 31, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount ( in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$59,069	Actual
Finders’ fees	—	Actual
Other underwriting compensation	5,949	Actual
Other organization and offering costs (excluding underwriting compensation)	8,112	Actual
Total expenses	$73,130
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	11.0%	Actual
From the commencement of our ongoing initial public offering through December 31, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $591.2 million, including net offering proceeds from our dividend reinvestment plan of $18.4 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by any financings of our real estate investments; funding obligations under any of our real estate loans receivable; real estate investments, which would include payment of acquisition fees or origination fees to our advisor; and the repayment of debt. As of December 31, 2013, we had used the net proceeds from our initial public offering and debt financing to invest $1.3 billion in 12 real estate properties and one real estate-related investment, including $19.8 million of acquisition fees and expenses and closing costs and origination fees and expenses.

During the fiscal year ended December 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
Our board of directors has adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. Below is a summary of certain terms of the share redemption program as currently in effect. On March 5, 2014, our board of directors adopted a third amended and restated share redemption program, which will be effective April 6, 2014. See Part II, Item 9B, “Other Information - Share Redemption Program” for more information. The third amended and restated share redemption program is filed as an exhibit to this Annual Report on form 10-K.
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
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document), the prices at which we will initially redeem shares are as follows:

•	For those shares held by the redeeming stockholder for at least one year, the lower of $9.25 or 92.5% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least two years, the lower of $9.50 or 95.0% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least three years, the lower of $9.75 or 97.5% of the price paid to acquire the shares from us; and

•	For those shares held by the redeeming stockholder for at least four years, the lower of $10.00 or 100% of the price paid to acquire the shares from us.
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to our dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares relate. The date of the share’s original issuance by us is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.

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
During the year ended December 31, 2013, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	52,480	$9.49	(3)
February 2013	7,773	$9.20	(3)
March 2013	—	$—	(3)
April 2013	3,576	$9.98	(3)
May 2013	40,415	$9.91	(3)
June 2013	25,305	$9.83	(3)
July 2013	8,482	$9.71	(3)
August 2013	21,887	$9.86	(3)
September 2013	9,485	$9.33	(3)
October 2013	15,090	$9.38	(3)
November 2013	64,896	$9.06	(3)
December 2013	42,122	$9.77	(3)
Total	291,511
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment will become effective on April 6, 2014). See Part II, Item 9B, “Other Information - Share Redemption Program.”
(2) During the year ended December 31, 2013, shares eligible for redemption were redeemed at the prices set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. In 2012, our net proceeds from the dividend reinvestment plan were $5.2 million. During the year ended December 31, 2013, we redeemed $2.8 million of shares of common stock. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2013, we have $12.4 million available for redemptions of shares eligible for redemption in 2014.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2013, 2012, 2011 and 2010 and for the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2013	2012	2011	2010
Balance sheet data
Total real estate and real estate-related investments, net	$1,247,319	$318,661	$92,639	$—
Total assets	1,311,394	349,384	130,858	200
Notes payable	730,690	119,800	42,250	—
Total liabilities	796,163	137,359	45,847	—
Redeemable common stock	12,414	4,804	740	—
Total stockholders’ equity	502,817	207,221	84,271	200
	For the Years Ended December 31,
	2013	2012	2011
Operating data
Total revenues	$80,423	$27,283	$2,512
Net loss	(21,637)	(7,682)	(2,440)
Net loss per common share - basic and diluted	(0.50)	(0.40)	(0.66)
Other data
Cash flows provided by operating activities	20,164	7,657	724
Cash flows used in investing activities	(938,610)	(233,423)	(93,527)
Cash flows provided by financing activities	928,117	212,105	129,782
Distributions declared	28,309	12,525	2,195
Distributions declared per common share (1)	0.650	0.650	0.340
Weighted-average number of common shares outstanding, basic and diluted	43,547,227	19,253,338	3,724,745
Reconciliation of funds from operations (2)
Net loss	$(21,637)	$(7,682)	$(2,440)
Depreciation of real estate assets	11,445	4,150	387
Amortization of lease-related costs	23,935	9,715	713
FFO	$13,743	$6,183	$(1,340)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the periods from June 24, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2013 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
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
FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Investors should exercise caution when using non-GAAP performance measures, such as FFO, to make investment decisions. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” preceding Part I and Part I, Item 1A, “Risk Factors.”
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
We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We expect our primary investment focus to be core properties. We also currently expect to allocate between 0% and 20% of our portfolio to real estate-related investments such as mortgage loans. As of December 31, 2013, we owned 12 office properties and had originated one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering and through December 31, 2013, we had sold 66,777,311 shares of common stock for gross offering proceeds of $664.3 million, including 1,936,250 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $18.4 million. We have extended the closing date of our primary initial public offering until the earlier of the sale of all 200,000,000 shares, April 24, 2014 or the date the registration statement relating to our proposed Follow-on Offering is declared effective by the SEC. We may terminate our primary initial public offering at any time.
Also as of December 31, 2013, we had redeemed 366,423 shares sold in our initial public offering for $3.5 million.
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
We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of the offering stage for our primary offerings. In some states, we will need to renew the registration statement or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate the dividend reinvestment plan offering at any time.
Our advisor, KBS Capital Advisors, manages our day-to-day operations and our portfolio of real estate properties and real estate-related investments. KBS Capital Advisors makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor owns 20,000 shares of our common stock.

Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Properties
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the capital markets have begun to react to the end of QE.
Impact on Our Real Estate-Related Investment
Our real estate-related investment is directly secured by commercial real estate. As a result, our real estate-related investment has been and likely will continue to be impacted to some degree by the same factors impacting our real estate properties. The relatively high yields and the improving credit position of general U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing any loan investments we make and therefore may impact the ability of some borrowers under any loans we make to make contractual interest payments to us.
As of December 31, 2013, we had a fixed rate real estate loan receivable with a outstanding principal balance of $17.1 million and a carrying value (including unamortized origination and closing costs) of $17.2 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2013, we had $730.7 million of variable rate debt outstanding , all of which has an initial maturity between 2015 and 2018. We did not have any fixed rate debt outstanding as of December 31, 2013. The interest rates on $291.7 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, on November 26, 2013, we entered into an interest rate swap related to the 500 West Madison Mortgage Loan for $215.0 million of the $255.0 million loan, which swap is effective from March 3, 2014 through December 16, 2018. On February 27, 2014, in connection with our acquisition of 222 Main, we, through an indirect wholly owned subsidiary, entered into a seven-year secured mortgage loan with an unaffiliated lender, for borrowings of up to $102.7 million secured by 222 Main. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Investment and Financing Subsequent to December 31, 2013.”

Liquidity and Capital Resources
We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase real estate investments and conduct our operations from: the proceeds of our ongoing initial public offering, including our dividend reinvestment plan, and any future follow-on offerings we may conduct; secured or unsecured financings from banks and other lenders; and any undistributed funds from our operations.
On March 24, 2011, we broke escrow in our initial public offering and through December 31, 2013, we had sold 66,777,311 shares for gross offering proceeds of $664.3 million, including 1,936,250 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $18.4 million. Also as of December 31, 2013, we had redeemed 366,423 shares sold in our initial public offering for $3.5 million. If we are unable to raise substantial funds in our ongoing initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of investments we make and the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We have extended the closing date of our primary initial public offering until the earlier of the sale of all 200,000,000 shares, April 24, 2014 or the date the registration statement relating to our proposed Follow-on Offering is declared effective by the SEC. We may terminate our primary initial public offering at any time.
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
We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of the offering stage for our primary offering. In some states, we will need to renew the registration statement or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate the dividend reinvestment plan offering at any time.
During the year ended December 31, 2013, we acquired six office properties. Our cash needs for those investments were met with proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from our operations from real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2013, we owned 12 office properties that were collectively 91% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of December 31, 2013, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of December 31, 2013, we had variable rate notes payable with an aggregate principal amount outstanding of $730.7 million, all of which mature between 2015 and 2018. As of December 31, 2013, we had $45.7 million of revolving debt available for future disbursements under a portfolio loan and an unsecured credit facility, subject to certain conditions set forth in the loan agreements.

We made distributions to our stockholders during the year ended December 31, 2013 using a combination of cash flows from operations and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2013 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with the origination of our first investment on June 24, 2011. As of December 31, 2013, we owned 12 office properties and one real estate loan receivable. During the year ended December 31, 2013, net cash provided by operating activities was $20.2 million, compared to $7.7 million during the year ended December 31, 2012. Net cash provided by operating activities increased in 2013 primarily as a result of acquisition activity and we expect that our net cash provided by operating activities will increase in future periods as a result of owning investments acquired in 2013 for an entire period and anticipated future acquisitions or originations of real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $938.6 million for the year ended December 31, 2013 and primarily consisted of the following:

•	$926.2 million for the acquisition of six real estate properties;

•	$8.9 million of improvements to real estate; and

•	$3.6 million to fund obligations under our real estate loan receivable.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the year ended December 31, 2013, net cash provided by financing activities was $928.1 million and primarily consisted of the following:

•
$604.6 million of net cash provided by debt financing as a result of proceeds from notes payable of $649.1 million, partially offset by payments on notes payable of $38.2 million and payments of deferred financing costs of $6.3 million;

•
$340.0 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $40.9 million, including $1.0 million of other organization and offering expenses related to the Follow-on Offering;

•	$13.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $12.4 million; and

•	$2.8 million of cash used for redemptions of common stock.
Once we have fully invested the proceeds of our public offerings, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of December 31, 2013, our borrowings and other liabilities were approximately 59% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and our dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to pay fees to and reimburse our advisor, our dealer manager and/or their affiliates, as applicable, for organization and other offering costs related to our public offering. See the discussion under “ - Organization and Offering Costs” below. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. We may also pay fees to our advisor in connection with the disposition of properties.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$730,690	$—	$190,000	$540,690	$—
Interest payments on outstanding debt obligations (2)	59,540	16,530	29,557	13,453	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of December 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $8.5 million, excluding amortization of deferred financing costs totaling $1.2 million, during the year ended December 31, 2013.
Results of Operations
Overview
Our results of operations as of December 31, 2013 are not indicative of those expected in future periods, as we broke escrow in our initial public offering on March 24, 2011 and have since been raising money in and investing the proceeds from our ongoing initial public offering. As of December 31, 2012, we owned six office properties and one real estate loan receivable. As of December 31, 2013, we owned 12 office properties and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2013 for an entire period and anticipated future acquisitions of real estate investments. As a result, the results of operations presented for the years ended December 31, 2013 and 2012 are not directly comparable.

Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012
The following table provides summary information about our results of operations for the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$61,253	$21,155	$40,098	190%	$40,078	$20
Tenant reimbursements	16,612	5,122	11,490	224%	11,284	206
Interest income from real estate loan receivable	1,082	889	193	22%	—	193
Other operating income	1,476	117	1,359	1,162%	1,376	(17)
Operating, maintenance and management costs	20,870	5,922	14,948	252%	14,856	92
Real estate taxes and insurance	14,134	4,567	9,567	209%	9,595	(28)
Asset management fees to affiliate	4,653	1,732	2,921	169%	2,901	20
Real estate acquisition fees to affiliates	9,423	2,296	7,127	310%	7,127	n/a
Real estate acquisition fees and expenses	5,677	1,069	4,608	431%	4,608	n/a
General and administrative expenses	2,234	1,974	260	13%	n/a	n/a
Depreciation and amortization	35,380	13,865	21,515	155%	21,404	111
Interest expense	9,751	3,568	6,183	173%	6,338	(155)
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 related to real estate investments acquired or originated on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $26.3 million for the year ended December 31, 2012 to $77.9 million for the year ended December 31, 2013, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2012 for an entire period. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning real estate properties acquired in 2013 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.9 million for the year ended December 31, 2012 to $1.1 million for the year ended December 31, 2013. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to vary in future periods as we make advances under the real estate loan receivable, or receive principal repayments and to the extent we make any additional investments in real estate loans receivable.
Operating, maintenance and management costs increased from $5.9 million for the year ended December 31, 2012 to $20.9 million for the year ended December 31, 2013, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2012 for an entire period. We expect operating, maintenance and management costs to increase in future periods as a result of owning real estate properties acquired in 2013 for an entire period and anticipated future acquisitions of real estate properties.
Real estate taxes and insurance increased from $4.6 million for the year ended December 31, 2012 to $14.1 million for the year ended December 31, 2013, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2012 for an entire period. We expect real estate taxes and insurance to increase in future periods as a result of owning real estate properties acquired in 2013 for an entire period and anticipated future acquisitions of real estate properties.
Asset management fees with respect to our real estate investments increased from $1.7 million for the year ended December 31, 2012 to $4.7 million for the year ended December 31, 2013, primarily as a result of the growth of our real estate portfolio. All asset management fees incurred as of December 31, 2013 have been paid. We expect asset management fees to increase in future periods as a result of owning real estate properties acquired in 2013 for an entire period and anticipated future acquisitions of real estate investments.

Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $3.4 million for the year ended December 31, 2012 to $15.1 million for the year ended December 31, 2013. The increase is primarily due to the difference in the total acquisition cost for real estate properties acquired during the year ended December 31, 2012 of $228.3 million compared to the total acquisition cost for real estate properties acquired during the year ended December 31, 2013 of $932.3 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $13.9 million for the year ended December 31, 2012 to $35.4 million for the year ended December 31, 2013, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2012 for an entire period. We expect depreciation and amortization to increase in future periods as a result of owning the real estate properties acquired during 2013 for a full year and anticipated future acquisitions of real estate properties.
Interest expense increased from $3.6 million for the year ended December 31, 2012 to $9.8 million for the year ended December 31, 2013. Included in interest expense is the amortization of deferred financing costs of $1.2 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively. The increase in interest expense is primarily a result of an increased notes payable principal balance as a result of our use of debt in acquiring real estate properties in 2013. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate investments.
Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011
We broke escrow in our initial public offering on March 24, 2011 and commenced operations on June 24, 2011 in connection with our first investment, the origination of a real estate loan receivable. We acquired our first real estate property, an office property, on September 29, 2011. As of December 31, 2011, we owned two office properties and one real estate loan receivable. As of December 31, 2012, we owned six office properties and one real estate loan receivable. The results of operations presented for the years ended December 31, 2012 and 2011 are not directly comparable because since 2011 we have been raising money in and investing the proceeds from our ongoing initial public offering.
Rental income and tenant reimbursements increased from $2.1 million for the year ended December 31, 2011 to $26.3 million for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2011 for an entire period.
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
Operating, maintenance and management costs increased from $0.4 million for the year ended December 31, 2011 to $5.9 million for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2011 for an entire period.
Real estate taxes and insurance increased from $0.3 million for the year ended December 31, 2011 to $4.6 million for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2011 for an entire period.
Asset management fees with respect to our real estate investments increased from $0.2 million for the year ended December 31, 2011 to $1.7 million for the year ended December 31, 2012, as a result of the growth in our real estate investment portfolio. All asset management fees incurred as of December 31, 2012 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $1.3 million for the year ended December 31, 2011 to $3.4 million for the year ended December 31, 2012. The increase in real estate acquisition fees and expenses was due to an overall increase in real estate property acquisition activities during 2012.
Depreciation and amortization increased from $1.1 million for the year ended December 31, 2011 to $13.9 million for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2011 for an entire period.
Interest expense increased from $0.3 million for the year ended December 31, 2011 to $3.6 million for the year ended December 31, 2012. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.9 million for the years ended December 31, 2011 and 2012, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real estate properties in 2011 and 2012.

Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, our dealer manager or their affiliates on our behalf, or we may pay these costs directly. Offering costs include all costs incurred or to be incurred by us in connection with our ongoing initial public offering or Follow-on Offering, as the case may be. Organization costs include all costs incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs in our ongoing initial public offering, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incur on our behalf.  However, at the termination of our primary initial public offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of our primary initial public offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by FINRA), exceed 2% of the gross proceeds we raised in the respective offering. We reimburse our dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by us to our advisor or our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary initial public offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of December 31, 2013, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2013, including shares issued through our dividend reinvestment plan, we had sold 66,777,311 shares in our offering for gross offering proceeds of $664.3 million and incurred selling commissions and dealer manager fees of $59.1 million and organization and other offering costs of $14.1 million in our initial public offering.
In addition, from inception through December 31, 2013, we had incurred $1.0 million of offering costs related to the Follow-on Offering. Pursuant to the advisory agreement, our advisor would be obligated to reimburse us to the extent offering costs incurred by us in the Follow-on Offering exceed 15% of the gross offering proceeds of the offering. As of December 31, 2013, we had not yet commenced the Follow-on Offering and as such, we recorded $1.0 million as deferred financing costs, prepaid expenses and other assets on our consolidated balance sheet as of December 31, 2013. Through December 31, 2013, our dealer manager had incurred approximately $21,000 in offering expenses related to the Follow-on Offering. We may not reimburse our dealer manager for these expenses to the extent that total organization and offering expenses incurred by us exceed 15% of the aggregate gross proceeds from the Follow-on Offering. As we have not yet commenced the Follow-on Offering, we have not recorded any reimbursements to our dealer manager related to the Follow-on Offering.
Funds from Operations and Modified Funds from Operations
We believe that FFO is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current NAREIT definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period; and

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate;

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2013	2012	2011
Net loss	(21,637)	$(7,682)	$(2,440)
Depreciation of real estate assets	11,445	4,150	387
Amortization of lease-related costs	23,935	9,715	713
FFO	$13,743	$6,183	$(1,340)
Straight-line rent and amortization of above- and below-market leases	(7,054)	(2,664)	(280)
Amortization of discounts and closing costs	24	22	2
Real estate acquisition fees to affiliate	9,423	2,296	836
Real estate acquisition fees and expenses	5,677	1,069	432
MFFO	$21,813	$6,906	$(350)
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO and MFFO to improve as we continue to acquire additional real estate investments.
Distributions
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from operating activities were as follows during 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow From Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2013	$4,761	$0.160	$2,427	$2,056	$4,483	$1,498
Second Quarter 2013	5,934	0.162	2,951	2,602	5,553	4,173
Third Quarter 2013	7,688	0.164	3,769	3,301	7,070	11,350
Fourth Quarter 2013	9,926	0.164	4,626	4,455	9,081	3,143
	$28,309	$0.650	$13,773	$12,414	$26,187	$20,164
_____________________
(1) Distributions for the period from January 1, 2013 through December 31, 2013 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2013, we paid aggregate distributions of $26.2 million, including $13.8 million of distributions paid in cash and $12.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the year ended December 31, 2013 was $21.6 million. FFO for the year ended December 31, 2013 was $13.7 million and cash flows provided by operations was $20.2 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $20.2 million of cash flow from operating activities and $6.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through December 31, 2013, we paid cumulative distributions of $39.4 million and our cumulative net loss during the same period was $31.8 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operating activities and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations  ─ Results of Operations.” Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
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
Revenue Recognition
Real Estate
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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
We make estimates of the collectability of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Real Estate Loans Receivable
Interest income on our real estate loan receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are capitalized and amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest according to the contractual terms of the loan is probable.
Real Estate Securities
We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.
We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments. As of December 31, 2013, we had not made any investments in real estate securities.
Cash and Cash Equivalents
We recognize interest income on our cash and cash equivalents as it is earned and classify such amounts as other interest income.
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

We record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
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
The reserve for loan losses is a valuation allowance that reflects our estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” in our consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.
An asset-specific reserve relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of our loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.

A portfolio-based reserve covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, we assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.
Derivative Instruments
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. We record these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments on the accompanying consolidated statements of operations.
We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. We also assess and document, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When we determine that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and reclassify amounts recorded in accumulated other comprehensive income (loss) to earnings.
The termination of a cash flow hedge prior to the maturity date may result in a net derivative instrument gain or loss that continues to be reported in accumulated other comprehensive income (loss) and is reclassified into earnings over the period of the original forecasted hedged transaction (i.e., LIBOR based debt service payments) unless it is probable that the original forecasted hedged transaction will not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month period of time thereafter. If it is probable that the hedged forecasted transaction will not occur either by the end of the originally specified time period or within the additional two-month period of time, that derivative instrument gain or loss reported in accumulated other comprehensive income (loss) shall be reclassified into earnings immediately.
Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other non-financial and financial assets and liabilities at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
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
We consider the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.
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
Status of the Offering
We commenced our ongoing initial public offering of 280,000,000 shares of common stock on October 26, 2010. As of March 3, 2014, we had sold 75,442,242 shares of common stock in our offering for gross offering proceeds of $750.5 million, including 2,328,343 shares of common stock sold pursuant to our dividend reinvestment plan for gross offering proceeds of $22.1 million. Also as of March 3, 2014, we had redeemed 395,674 of the shares sold in our ongoing initial public offering for $3.8 million.

Distributions Paid
On January 2, 2014, we paid distributions of $3.6 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2013 through December 31, 2013. On February 3, 2014, we paid distributions of $3.8 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2014 through January 31, 2014. On March 3, 2014, we paid distributions of $3.6 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2014 through February 28, 2014.
Distributions Declared
On January 23, 2014, our board of directors declared distributions based on daily record dates for the period from March 1, 2014 through March 31, 2014, which we expect to pay in April 2014. On March 5, 2014, our board of directors declared distributions based on daily record dates for the period from April 1, 2014 through April 30, 2014, which we expect to pay in May 2014, and distributions based on daily record dates for the period from May 1, 2014 through May 31, 2014, which we expect to pay in June 2014. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Share Redemption Program
On March 5, 2014, our board of directors approved a third amended and restated share redemption program (the “Third Amended Share Redemption Program”). For more information, see Part II, Item 9B, “Other Information - Share Redemption Program.”
Dividend Reinvestment Plan
On March 5, 2014, our board of directors approved a third amended and restated dividend reinvestment plan (the “Third Amended Dividend Reinvestment Plan”). For more information, see Part II, Item 9B, “Other Information - Dividend Reinvestment Plan.”
Advisory Agreement Amendment
On March 5, 2014, we and our advisor entered into an amendment to the advisory agreement between the parties. Pursuant to the amendment, with respect to asset management fees accruing from March 1, 2014, our advisor defers, without interest, our obligation to pay asset management fees for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the amendment. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with this amendment.
However, notwithstanding the foregoing, any and all deferred asset management fees that are unpaid will become immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8.0% per year cumulative, noncompounded return on such net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive deferred asset management fees.

Investment and Financing Subsequent to December 31, 2013
Acquisition of 222 Main
On February 27, 2014, we, through an indirect wholly owned subsidiary (the “222 Main Owner”), acquired from 222 S. Main Investments LLC an office property containing 426,657 rentable square feet located on approximately 1.6 acres of land in Salt Lake City, Utah (“222 Main”). The seller is not affiliated with us or our advisor.
The purchase price of 222 Main was $170.5 million plus closing costs. We funded the acquisition of 222 Main with proceeds from the 222 Main Mortgage Loan (discussed below), proceeds from our ongoing initial public offering and proceeds from the sale of real estate. We have yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
At acquisition, 222 Main was 85% leased to 16 tenants.
222 Main Mortgage Loan
On February 27, 2014, in connection with our acquisition of 222 Main, we, through the 222 Main Owner, entered into a seven-year mortgage loan with an unaffiliated lender, for borrowings of $102.7 million secured by 222 Main (the “222 Main Mortgage Loan”). The 222 Main Mortgage Loan matures on March 1, 2021 and bears interest at a fixed rate of 3.97%. Monthly payments are initially interest-only. Beginning April 1, 2016, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity. The 222 Main Owner has the right to repay the loan in whole, but not in part, on or after September 1, 2017 subject to certain conditions and possible fees as described in the loan documents.
KBS REIT Properties III, LLC (“REIT Properties III”), our wholly owned subsidiary, is providing a limited guaranty of the 222 Main Mortgage Loan with respect to certain potential fees, costs, expenses, losses or damages incurred or suffered by the lender as a result of certain intentional actions committed by the 222 Main Owner in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the 222 Main Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the 222 Main Owner, certain direct or indirect transfers or financings of 222 Main in violation of the loan documents and the violation of certain other terms of the loan documents by the 222 Main Owner.
Disposition of Property Subsequent to December 31, 2013
Las Cimas IV
On October 28, 2011, we, through an indirect wholly owned subsidiary, acquired a five-story office building containing 138,008 rentable square feet located on 9.7 acres of land in Austin, Texas (“Las Cimas IV”). The purchase price (net of closing credits) of Las Cimas IV was $35.7 million plus closing costs. On February 19, 2014, we sold Las Cimas IV for $43.2 million, resulting in a gain of approximately $10.9 million, calculated in accordance with GAAP, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser is not affiliated with us or our advisor.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate property portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. We may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the book values and the weighted‑average interest rates of our real estate loans receivable and notes payable for each category as of December 31, 2013 based on the maturity dates and the notional amounts and average pay and receive rates of our derivative instruments as of December 31, 2013 based on maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
	2014	2015	2016	2017	2018	Thereafter		Fair Value
Assets
Loan Receivable
Fixed Rate	$—	$—	$17,190	$—	$—	$—	$17,190	$16,877
Annual effective interest rate (1)	—	—	7.5%	—	—	—	7.5%

Derivative Instruments
Interest rate swaps, nominal amount	$—	$—	$—	$68,730	$290,000	$—	$358,730	$2,900
Average pay rate (2)	—	—	—	0.8%	1.4%	—	1.3%
Average receive rate (3)	—	—	—	0.2%	0.2%	—	0.2%
Liabilities
Notes payable
Variable Rate	$—	$20,000	$170,000	$230,690	$310,000	$—	$730,690	$726,162
Weighted-average interest rate (4)	—	1.8%	2.0%	2.7%	2.1%	—	2.3%

Derivative Instruments
Interest rate swaps, nominal amount	$—	$—	$—	$—	$148,000	$—	$148,000	$721
Average pay rate (2)	—	—	—	—	1.4%	—	1.4%
Average receive rate (3)	—	—	—	—	0.2%	—	0.2%
_____________________
(1) The annual effective interest rate represents the effective interest rate as of December 31, 2013, using the interest method, which we use to recognize interest income on our real estate loan receivable.
(2) Average pay rate is the interest rate swap fixed rate.
(3) Average receive rate is the 30‑day LIBOR rate at December 31, 2013.
(4) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2013, where applicable.

We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of December 31, 2013, the fair value and carrying value of our fixed rate real estate loan receivable was $16.9 million and $17.2 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations. As of December 31, 2013, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2013, we were exposed to market risks related to fluctuations in interest rates on $439.0 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $291.7 million of our variable debt. Based on interest rates as of December 31, 2013, if interest rates were 100 basis points higher during the 12 months ending December 31, 2014, interest expense on our variable rate debt would increase by $4.4 million. As of December 31, 2013, one-month LIBOR was 0.1677% and if this index was reduced to 0% during the 12 months ending December 31, 2014, interest expense on our variable rate debt would decrease by $0.7 million. As of December 31, 2013, we did not own any variable rate real estate-related investments.
The annual effective interest rate of our fixed rate real estate loan receivable as of December 31, 2013 was 7.5%. The effective interest rate represents the effective interest rate as of December 31, 2013, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our variable rate debt as of December 31, 2013 was 2.3%.  The weighted-average interest rate represents the actual interest rate in effect at December 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2013 where applicable.
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.
Share Redemption Program
On March 5, 2014, our board of directors approved the Third Amended Share Redemption Program. Below are the material terms of the Third Amended Share Redemption Program. Pursuant to the Third Amended Share Redemption Program, unless our shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the program), and until such time as we establish an estimated value per share for a purpose other than to set the offering price to acquire a share in one of our primary public offerings, the prices at which we will initially redeem shares under the program are as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of the price paid to acquire the shares from us; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of the price paid to acquire the shares from us.
Notwithstanding the above, and unless our shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” once we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in one of our primary public offerings, the redemption price at which we will redeem shares will be as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of our most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of our most recent estimated value per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of our most recent estimated value per share as of the applicable redemption date.
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to our dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares relate. The date of the share’s original issuance by us is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.

We expect to establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our primary public offerings no later than the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities-whether through our initial public offering or subsequent follow-on public offerings-and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. For purposes of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership. We will report the estimated value per share of our common stock in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our web site (such information may be provided by means of a link to our public filings on the SEC’s web site, www.sec.gov).
There are several limitations on our ability to redeem shares under the Third Amended Share Redemption Program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” we may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Notwithstanding anything contained in the Third Amended Share Redemption Program to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to program upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to our stockholders.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For a stockholder’s shares to be eligible for redemption in a given month, the administrator must receive a written redemption request from the stockholder or from an authorized representative of the stockholder setting forth the number of shares requested to be redeemed at least five business days before the redemption date. If we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the Third Amended Share Redemption Program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement, as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares.
If we do not completely satisfy a redemption request on a redemption date because the program administrator did not receive the request in time; because of the limitations on redemptions set forth in the Third Amended Share Redemption Program or because of a suspension of the Third Amended Share Redemption Program, then we will treat the unsatisfied portion of the redemption request as a request for redemption at the next redemption date funds are available for redemption, unless the redemption request is withdrawn. Any stockholder can withdraw a redemption request by sending written notice to the program administrator, provided such notice is received at least five business days before the redemption date.
In several respects we would treat redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” differently from other redemptions:

•	there is no one-year holding requirement;

•
until we establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our primary public offerings, which we expect to occur no later than the completion of our offering stage, the redemption price is the amount paid to acquire the shares from us; and

•
once we have established an estimated value per share for a purpose other than to set the price to acquire a share in one of our primary public offerings, the redemption price would be the estimated value of the shares as of the redemption date, as determined by our advisor or another firm chosen for that purpose.

Our board may amend, suspend or terminate the Third Amended Share Redemption Program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to the Third Amended Share Redemption Program upon 10 business days’ notice. The restrictions of the Third Amended Share Redemption Program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover the value they invested in our common stock.

There were no other changes to our share redemption program. The Third Amended Share Redemption Program will become effective for redemptions under the program on April 6, 2014. The complete program document is filed as an exhibit to this Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.
Dividend Reinvestment Plan
On March 5, 2014, our board of directors approved the Third Amended Dividend Reinvestment Plan. The material terms of the Third Amended Dividend Reinvestment Plan are below. Pursuant to the Third Amended Dividend Reinvestment Plan, common stockholders may elect to have all or a portion of their dividends and other distributions, exclusive of dividends and other distributions that our board of directors designates as ineligible for reinvestment through the plan, reinvested in additional shares of our common stock in lieu of receiving cash distributions. The number of shares of our common stock authorized for issuance under the Third Amended Dividend Reinvestment Plan is (i) up to 80,000,000 shares of our common stock at an initial offering price of $9.50 in our initial public offering and (ii) up to $760,000,000 of shares of our common stock in our Follow-On Offering.
Until we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share of our common stock in one of our public offerings, participants in the dividend reinvestment plan will acquire our common stock at a price per share equal to 95% of the price to acquire a share of our common stock in the primary offering of our then-effective public offering (ignoring any discounts that may be available to certain categories of investors). Once we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in one of our public offerings, participants in the dividend reinvestment plan will acquire our common stock at a price equal to 95% of the estimated value of our common stock, as estimated by our advisor or other firm chosen by the board of directors for that purpose. We expect to establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in one of our public offerings no later than the completion of our offering stage. Our offering stage will be complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings - and have not done so for up to 18 months. For the purpose of determining when our offering stage is complete, public equity offerings do not include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan or the redemption of interests in KBS Limited Partnership III, our operating partnership. Participants in the dividend reinvestment plan may purchase fractional shares so that 100% of the distributions will be used to acquire shares. However, a participant will not be able to acquire shares under the dividend reinvestment plan to the extent such purchase would cause it to exceed limits set forth in our charter, as amended.
There were no other changes to our dividend reinvestment plan. The Third Amended Dividend Reinvestment Plan will become effective on March 17, 2014. The complete plan document is filed as an exhibit to this Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age *
Peter M. Bren	President	80
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	62
Peter McMillan III	Executive Vice President, Treasurer, Secretary, and Director	56
Keith D. Hall	Executive Vice President	55
David E. Snyder	Chief Financial Officer	42
Stacie K. Yamane	Chief Accounting Officer	49
Hank Adler	Independent Director	67
Barbara R. Cambon	Independent Director	60
Stuart A. Gabriel, Ph.D.	Independent Director	60
_____________________
* As of March 1, 2014.
Peter M. Bren is our President, a position he has held since January 2010. He is also the Chairman of the Board and President of our advisor, President of KBS REIT I and President of KBS REIT II, positions he has held for these entities since October 2004, June 2005 and August 2007, respectively. Mr. Bren is President and a director of KBS Legacy Partners Apartment REIT, positions he has held since August 2009 and July 2009, respectively. In addition, Mr. Bren is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, which were formed in 2009, 2005, 2007, 2008, 2009 and 2013, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisers with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2013, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $18.1 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.
Mr. Bren oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-advised investors and their portfolios of income-producing real estate assets. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is responsible for investor relationships. Mr. Bren is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 41 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 21 years. Prior to taking his current positions as Chairman of the Board and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company, and was President of Lincoln Property Company, Europe. Mr. Bren is also a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management and is a member of the Real Estate Round Table in Washington, D.C.

Charles J. Schreiber, Jr. is the Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2010, January 2010 and December 2009, respectively. He is also the Chief Executive Officer of our advisor and the Chairman of the Board, Chief Executive Officer and a director of KBS REIT I, positions he has held for these entities since October 2004 and June 2005, respectively, and he is the Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held since August 2007, August 2007 and July 2007, respectively. In addition, Mr. Schreiber is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, which were formed in 2009, 2005, 2007, 2008, 2009 and 2013, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisers with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2013, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $18.1 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.
Mr. Schreiber oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition and management of individual investments and portfolios of investments for KBS-advised investors and their portfolios of income-producing real estate assets. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is responsible for investor relationships. Mr. Schreiber is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 41 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 21 years. Prior to teaming with Mr. Bren in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
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
Our board of directors has concluded that Mr. Schreiber is qualified to serve as a director, the Chairman of our Board and as our Chief Executive Officer for reasons including his extensive industry and leadership experience. Since the formation of the first investment advisor affiliated with Messrs. Bren and Schreiber in 1992, and through December 31, 2013, Mr. Schreiber has been involved in the investment in or management of over $18.1 billion of real estate investments through KBS affiliates. With more than 41 years of experience in real estate development, management, acquisition and disposition and more than 21 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber is best-positioned to provide our board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I and KBS REIT II, Mr. Schreiber brings to our board of directors demonstrated management and leadership ability.

Peter McMillan III is one of our Executive Vice Presidents, our Treasurer and Secretary, and one of our directors, positions he has held since January 2010. He is also an Executive Vice President, the Treasurer and Secretary and a director of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and August 2007, respectively. He is President, Chairman of the Board and a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since December 2008 and February 2013, respectively. He is also an Executive Vice President of KBS Legacy Partners Apartment REIT, which position he has held since August 2009. In addition, Mr. McMillan is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, which were formed in 2009, 2005, 2007, 2008, 2009 and 2013, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor. Mr. McMillan is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC which, from August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the Board of Trustees of Metropolitan West Funds and of TCW Mutual Funds and is a former director of Steinway Musical Instruments, Inc.
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors for reasons including his expertise in real estate finance and with real estate-related investments. With over 31 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, TCW Mutual Funds and Metropolitan West Funds and as a former director of Steinway Musical Instruments, Inc. provide him with an understanding of the requirements of serving on a public company board.
Keith D. Hall is one of our Executive Vice Presidents, a position he has held since January 2010. He is an Executive Vice President of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and August 2007, respectively. He is also the Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively, and is the Chief Executive Officer and a director KBS Strategic Opportunity REIT II, positions he has held since February 2013. In addition, Mr. Hall is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, which were formed in 2009, 2005, 2007, 2008, 2009 and 2013, respectively. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor. Mr. Hall is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Hall is a co-founder of Willowbrook Capital Group, LLC which, from August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.

David E. Snyder is our Chief Financial Officer, a position he has held since January 2010. He is the Chief Financial Officer of our advisor, KBS REIT I and KBS REIT II, positions he has held for these entities since November 2008, December 2008 and December 2008, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since December 2008, August 2009 and February 2013, respectively. Mr. Snyder is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
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
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2010. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, positions she has held for these entities since October 2008, October 2008, October 2008, August 2009, August 2009 and February 2013, respectively. From July 2007 until December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I; and from June 2005 to October 2008, she served as Controller of KBS REIT I.
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, Ms. Yamane is responsible for client accounting/reporting for two real estate portfolios. These portfolios consist of industrial, office and retail properties as well as land parcels. Ms. Yamane works closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assists in the supervision and management of KBS Realty Advisors’ accounting department.
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 26 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).

Hank Adler is one of our independent directors and is the chair of the audit committee, positions he has held since September 2010. Professor Adler is also an independent director and chair of the audit committee of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and March 2008, respectively. He is currently an Assistant Professor of Accounting at Chapman University. Prior to his retirement from Deloitte & Touche, LLP in 2003, Professor Adler was a partner with that firm where he had been employed for over 30 years. He specialized in tax accounting and served as client service and tax partner for a variety of public and private companies. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of California, Los Angeles. Professor Adler currently serves on the board of directors, on the compliance committee and as chairman of the audit committee of Corinthian Colleges, Inc. and he formerly served on the board of directors and on the finance committee of Healthy Smiles for Kids of Orange County, a California non-profit entity. From 1998 to 2007, he also chaired the Toshiba Senior Classic charity event, a PGA Senior Tour championship event. From 1994 to 2006, he served on the board of directors of Hoag Memorial Hospital Presbyterian. In the 1990s, he served on the board of trustees and as President of the Irvine Unified School District. Professor Adler is a Certified Public Accountant (California).
Our board of directors has concluded that Professor Adler is qualified to serve as an independent director and as the chair of our audit committee for reasons including his extensive experience in public accounting. With over 30 years at one of the big four accounting firms, Professor Adler brings to our board critical insights into and an understanding of the accounting principles and financial reporting rules and regulations affecting our company. His expertise in evaluating the financial and operational results of public companies and overseeing the financial reporting process makes him a valuable director and chair of our audit committee. In addition, as a director and chair of the audit committee of KBS REIT I and KBS REIT II, as a director of Corinthian Colleges, Inc., and as a former director of Hoag Memorial Hospital Presbyterian and Healthy Smiles for Kids of Orange County, Professor Adler is well aware of the corporate governance and regulatory issues facing public and other companies.
Barbara R. Cambon is one of our independent directors and is the chair of our conflicts committee, positions she has held since September 2010. Ms. Cambon is also an independent director and chair of the conflicts committee of KBS REIT I and KBS REIT II, positions she has held for these entities since June 2005 and March 2008, respectively. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she also served as a Managing Member of Snowcreek Management LLC, a real estate asset-management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been involved in the real estate investment business for 31 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as its Chief Operating Officer. Prior to joining Colony Capital in 1999, Ms. Cambon was President and founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past director and chairman of the board of the Pension Real Estate Association and past director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the board of directors and on the audit and nominating and corporate governance committees of BioMed Realty Trust, Inc., on the board of Amstar Advisers and on the University of San Diego Burnham-Moores Center for Real Estate’s Policy Advisory Board. Ms. Cambon previously served on the board of directors of Neighborhood National Bancorp. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.
Our board of directors has concluded that Ms. Cambon is qualified to serve as an independent director and as the chair of our conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s 30 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As former Managing Member of her own real estate asset-management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service as a director and chair of the conflicts committee of KBS REIT I and KBS REIT II, as a director and member of the audit and nominating and corporate governance committees of BioMed Realty Trust, Inc., all public REITs, as a director of Amstar Advisers and as a former director of Neighborhood National Bancorp, gives her additional perspective and insight into large public real estate companies such as ours.

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
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.kbsreitiii.com.

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
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our conflicts committee, based upon recommendations from our advisor. Four of our executive officers, Messrs. Bren, Hall, McMillan and Schreiber, manage and control our advisor, and through our advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2013.

Name	Fees Earned in 2013 or Paid in Cash (1)	All Other Compensation	Total
Hank Adler	$106,837	$—	$106,837
Barbara R. Cambon	112,837	—	112,837
Stuart A. Gabriel, Ph.D.	103,837	—	103,837
Peter McMillan (2)	—	—	—
Charles J. Schreiber, Jr. (2)	—	—	—
_____________________
(1)Fees Earned or Paid in Cash include meeting fees earned in: (i) 2012 but paid or reimbursed in the first quarter of 2013 as follows: Professor Adler $5,337, Ms. Cambon $6,337, and Professor Gabriel $5,337; and (ii) 2013 and paid or to be paid in 2014 as follows: Professor Adler $7,337, Ms. Cambon $7,337, and Professor Gabriel $7,337.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board and audit or conflicts committee meetings as follows:

•	$2,500 for each board meeting attended;

•	$2,500 for each audit or conflicts committee meeting attended (except that the chairman of the committee is paid $3,000 for each audit or conflicts meeting attended);

•	$2,000 for each teleconference meeting of the board; and

•
$2,000 for each teleconference audit or conflicts committee meeting attended (except that the chairman of the committee is paid $3,000 for each teleconference audit or conflicts committee meeting attended).

All of our directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 7, 2014, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

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
(1) The address of each named beneficial owner is 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.
(2) None of the shares is pledged as security.
(3) Includes 20,000 shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that Hank Adler, Barbara R. Cambon and Stuart A. Gabriel, Ph.D. each satisfies the New York Stock Exchange independence standards. In determining that Professor Gabriel is independent under the New York Stock Exchange independence standards, our board of directors considered that Mr. Bren, one of our executive officers and sponsors, is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, that Professor Gabriel is a Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management and that in March 2012, Mr. Bren pledged a gift of $1.25 million to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. The contribution by Mr. Bren would be made over five years in the amount of $250,000 per year. Because this contribution is to a tax exempt entity and the contribution will not exceed $250,000 in any year, our board of directors determined that this contribution was not material and Professor Gabriel met the New York Stock Exchange independence standards. All of our independent directors also serve as independent directors of KBS REIT I and KBS REIT II. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.
Our Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Chief Compliance Officer, currently our Chief Financial Officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.
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

Our Relationship with KBS Capital Advisors. Our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations and acquisitions;

•	arranging for financing and refinancing of our properties and our other investments;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and our overall portfolio;

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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring September 27, 2014, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2012 through December 31, 2012 and from January 1, 2013 through the most recent date practicable, which was January 31, 2014, we compensated our advisor as set forth below.
Our advisor or its affiliates have paid, and may pay in the future, some of our organization and other offering costs (other than selling commissions and dealer manager fees) incurred in connection with our public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our primary initial public offering and the offering under our dividend reinvestment plan as of the date of reimbursement. However, at the termination of our primary initial public offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of our primary initial public offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by FINRA) exceed 2% of the gross proceeds we raised in our respective offering. From January 1, 2012 through December 31, 2012, our advisor incurred approximately $1.5 million of organization and offering expenses on our behalf and from January 1, 2013 through January 31, 2014, our advisor incurred approximately $2.8 million of organization and offering expenses on our behalf, all of which we had reimbursed as of January 31, 2014.

We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. Acquisition fees from January 1, 2012 through December 31, 2012 totaled approximately $2.3 million and acquisition fees from January 1, 2013 through January 31, 2014 totaled approximately $9.4 million, all of which we had paid as of January 31, 2014. We did not originate or purchase any loans from January 1, 2012 through December 31, 2012 and January 1, 2013 through January 31, 2014.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2012 through December 31, 2012, our advisor and its affiliates did not incur any such costs on our behalf. From January 1, 2013 through January 31, 2014, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid or payable to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding the acquisition or origination fees paid or payable to our advisor), as of the time of calculation. From January 1, 2012 through December 31, 2012, our asset management fees totaled $1.7 million and from January 1, 2013 through January 31, 2014, our asset management fees totaled $5.5 million, all of which we had paid as of January 31, 2014.
Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2012 through December 31, 2012, we had reimbursed our advisor for $0.1 million of operating expenses, including $0.1 million of employee costs. From January 1, 2013 through January 31, 2014, we had reimbursed our advisor for $0.1 million of operating expenses, including $0.1 million of employee costs.
On January 6, 2014, we, together with KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our advisor’s and our dealer manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
In connection with our initial public offering, our sponsors agreed to provide additional indemnification to one of the participating broker-dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure our sponsors’ obligations under this indemnification agreement in exchange for reimbursement to us by our sponsors for all costs, expenses and premiums related to this supplemental coverage, which does not dilute the directors and officers liability insurance coverage for the KBS entities. From January 1, 2012 through December 31, 2012, our advisor had incurred $73,000 for the costs of the supplemental coverage obtained by us and from January 1, 2013 through January 31, 2014, our advisor had incurred $107,000 for the costs of the supplemental coverage obtained by us, all of which has been paid to the insurer or reimbursed to us as of January 31, 2014.

Our Relationship with KBS Capital Markets Group. On October 26, 2010, upon the launch of our initial public offering, we entered into the dealer manager agreement with our dealer manager. Pursuant to the agreement, our dealer manager is entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary initial public offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions are not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales. The dealer manager reallows 100% of selling commissions to broker-dealers participating in our initial public offering. From its dealer manager fee, our dealer manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2012 through December 31, 2012, we incurred selling commissions of $23.3 million, of which 100% was reallowed to participating broker-dealers. From January 1, 2012 through December 31, 2012, we incurred dealer manager fees of $4.8 million, of which $1.9 million was reallowed by our dealer manager to participating broker-dealers. From January 1, 2013 through January 31, 2014, we incurred selling commissions of $25.7 million, of which 100% was reallowed to participating broker-dealers. From January 1, 2013 through January 31, 2014, we incurred dealer manager fees of $12.5 million, of which $5.2 million was reallowed by our dealer manager to participating broker-dealers.
In addition to selling commissions and dealer manager fees, we are also obligated to reimburse our dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These expenses include, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with our public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares by such broker-dealers and the ownership of our shares by such broker-dealers’ customers. We reimburse our dealer manager for such underwriting compensation as discussed in the prospectus for our initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from the offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by us to our dealer manager or our advisor may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary initial public offering and the offering under our dividend reinvestment plan as of the date of reimbursement. From January 1, 2012 through December 31, 2012, our dealer manager sought reimbursement for $1.3 million in expenses and from January 1, 2013 through January 31, 2014, our dealer manager sought reimbursement for $2.6 million in expenses, all of which had been paid as of January 31, 2014.
We have also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our investors serviced through the platform. From January 1, 2012 through December 31, 2012, we incurred and paid $6,000 of costs and expenses related to the AIP Reimbursement Agreement. From January 1, 2013 through January 31, 2014, we incurred and paid $30,000 of costs and expenses related to the AIP Reimbursement Agreement.
Currently Proposed Transactions. On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. Upon effectiveness of the Follow-on Offering, we expect that we will incur, among other fees, origination and acquisition, disposition and asset management fees payable to our advisor related to investments that would be made with the net proceeds of the offering, and selling commissions and dealer manager fees payable to our dealer manager, in connection with services provided to us in relation to the Follow-on Offering. We will also reimburse our advisor and dealer manager for certain offering costs incurred by them and for the provision of certain services to us in connection with the Follow-on Offering. In addition, from inception through January 31, 2014, we had incurred $1.0 million of offering costs related to the Follow-on Offering. Pursuant to the advisory agreement, our advisor would be obligated to reimburse us to the extent offering costs incurred by us in the Follow-on Offering exceed 15% of the gross offering proceeds of the offering. As of January 31, 2014, we had not yet commenced the Follow-on Offering and as such, we recorded $1.0 million as deferred financing costs, prepaid expenses and other assets on our consolidated balance sheet as of January 31, 2014.  Through January 31, 2014, our dealer manager had incurred approximately $21,000 in offering expenses related to the Follow-on Offering.  We may not reimburse our dealer manager for these expenses to the extent that total organization and offering expenses incurred by us exceed 15% of the aggregate gross proceeds from the Follow-on Offering.  As we have not yet commenced the Follow-on Offering, we have not recorded any reimbursements to our dealer manager related to the Follow-on Offering.
There are no other currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2013, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2011, 2012 and 2013 all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2013 and 2012, are set forth in the table below.

	2013	2012
Audit Fees	$537,500	$428,232
Audit-related fees	80,000	104,000
Tax fees	108,675	43,307
All other fees	399	399
Total	$726,574	$575,938
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
The following financial statement schedule is included herein at pages F-39 through F-40 of this report:
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

4.4	Third Amended and Restated Dividend Reinvestment Plan

10.1
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

10.7
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

10.17
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

10.19
Term Loan Agreement (related to RBC Plaza), by and between KBSIII 60 South Street, LLC and Bank of America, N.A., dated as of January 31, 2013, incorporated by reference to Exhibit 10.69 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.20
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to RBC Plaza), by KBSIII 60 South Street, LLC for the benefit of Bank of America, N.A., dated as of January 31, 2013, incorporated by reference to Exhibit 10.70 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

10.21
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

10.30
Sixth Amendment to Lease of Office Space (related to RBC Plaza), by and between Brookfield Development California Inc. and Inter-Regional Financial Group, Inc., dated as of November 27, 1997, incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

Ex.	Description

10.31
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

10.42
Additional Advance and Modification Agreement (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of April 15, 2013, incorporated by reference to Exhibit 10.92 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

10.43
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

10.44
Second Secured Promissory Note (related to Town Center), by and between KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of April 15, 2013, incorporated by reference to Exhibit 10.94 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 16, 2013

Ex.	Description

10.45
Purchase and Sale Agreement (related to National Office Portfolio - Sterling Plaza), by and between KBSIII Sterling Plaza, LLC and SPUSV5 Sterling Plaza, LP, dated as of May 21, 2013, incorporated by reference to Exhibit 10.95 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.46
Purchase and Sale Agreement (related to National Office Portfolio - Preston Commons), by and between KBSIII Preston Commons, LLC and SPUSV5 Preston Commons, LP, dated as of May 21, 2013, incorporated by reference to Exhibit 10.96 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.47
Purchase and Sale Agreement (related to National Office Portfolio - One Washingtonian Center), by and between KBSIII One Washingtonian, LLC and SPUSV5 One Washingtonian, LLC, dated as of May 21, 2013, incorporated by reference to Exhibit 10.97 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.48
First Amendment to Purchase and Sale Agreement (related to National Office Portfolio - Sterling Plaza), by and between KBSIII Sterling Plaza, LLC and SPUSV5 Sterling Plaza, LP, dated as of June 14, 2013, incorporated by reference to Exhibit 10.98 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.49
First Amendment to Purchase and Sale Agreement (related to National Office Portfolio - Preston Commons), by and between KBSIII Preston Commons, LLC and SPUSV5 Preston Commons, LP, dated as of June 14, 2013, incorporated by reference to Exhibit 10.99 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.50
First Amendment to Purchase and Sale Agreement (related to National Office Portfolio - One Washingtonian Center), by and between KBSIII One Washingtonian, LLC and SPUSV5 One Washingtonian, LLC, dated as of June 14, 2013, incorporated by reference to Exhibit 10.100 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.51
Term Loan Agreement (related to the National Office Portfolio), by and among KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC and Bank of America, N.A., dated as of June 19, 2013, incorporated by reference to Exhibit 10.101 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.52
Promissory Note (related to the National Office Portfolio), by KBSIII Preston Commons, KBSIII Sterling Plaza, LLC and KBSIII One Washingtonian, LLC for the benefit of Bank of America, N.A., dated as of June 19, 2013, incorporated by reference to Exhibit 10.102 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.53
Guaranty Agreement (related to the National Office Portfolio), by KBS REIT Properties III, LLC for the benefit of Bank of America, N.A., dated as of June 19, 2013, incorporated by reference to Exhibit 10.103 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

10.54
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2013, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed November 8, 2013

10.55
Purchase and Sale Agreement and Joint Escrow Instructions (related to 201 Spear Street), by and between Massachusetts Mutual Life Insurance Company and KBSIII 201 Spear Street, LLC, dated as of October 29, 2013, incorporated by reference to Exhibit 10.105 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

10.56
Purchase and Sale Agreement (related to 500 West Madison), by and between UST-GEPT Joint Venture, L.P and KBS Capital Advisors LLC, dated as of October 30, 2013, incorporated by reference to Exhibit 10.106 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

10.57
Assignment and Assumption of Purchase Agreement (related to 500 West Madison), by and between KBS Capital Advisors LLC and KBSIII 500 West Madison, LLC, dated as of October 30, 2013, incorporated by reference to Exhibit 10.107 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

10.58
Assumption and Joinder Agreement (related to 201 Spear Street), by and between KBSIII 201 Spear Street, LLC and U.S. Bank National Association, dated as of December 3, 2013, incorporated by reference to Exhibit 10.108 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

Ex.	Description

10.59
Deed of Trust (with Assignment of Leases and Rents, Security Agreement and Fixture Filing) (related to 201 Spear Street), by KBSIII 201 Spear Street, LLC for the benefit of U.S. Bank National Association, dated as of December 3, 2013, incorporated by reference to Exhibit 10.109 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

10.60
Loan Agreement (related to 500 West Madison), by and between KBSIII 500 West Madison, LLC and Wells Fargo Bank, National Association, dated as of December 16, 2013, incorporated by reference to Exhibit 10.110 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

10.61
Secured Promissory Note (related to 500 West Madison), by KBSIII 500 West Madison, LLC for the benefit of Wells Fargo Bank, National Association, dated as of December 16, 2013, incorporated by reference to Exhibit 10.111 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

10.62
Limited Guaranty (related to 500 West Madison), by KBS REIT Properties III, LLC for the benefit of Wells Fargo Bank, National Association, dated as of December 16, 2013, incorporated by reference to Exhibit 10.112 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

10.63
Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to 500 West Madison), by KBSIII 500 West Madison for the benefit of Wells Fargo Bank, National Association, dated as of December 16, 2013, incorporated by reference to Exhibit 10.113 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

10.64
Secured Promissory Note (related to 500 West Madison), by KBSIII 500 West Madison, LLC for the benefit of PNC Bank, National Association, dated as of December 20, 2013, incorporated by reference to Exhibit 10.114 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

10.65
Secured Promissory Note (related to 500 West Madison), by KBSIII 500 West Madison, LLC for the benefit of Union Bank, N.A., dated as of December 20, 2013, incorporated by reference to Exhibit 10.115 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

10.66
Amended and Restated Secured Promissory Note (related to 500 West Madison), by KBSIII 500 West Madison, LLC for the benefit of Wells Fargo Bank, National Association, dated as of December 20, 2013, incorporated by reference to Exhibit 10.116 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 10, 2014

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

99.2	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, filed March 8, 2013

99.3	Third Amended and Restated Share Redemption Program

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust III, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust III, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 7, 2014

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012

Assets
Real estate:
Land	$177,308	$32,384
Buildings and improvements	970,492	246,258
Tenant origination and absorption costs	128,937	40,418
Total real estate, cost	1,276,737	319,060
Less accumulated depreciation and amortization	(46,608)	(14,090)
Total real estate, net	1,230,129	304,970
Real estate loan receivable, net	17,190	13,691
Cash and cash equivalents	33,189	23,518
Rents and other receivables, net	8,655	3,545
Above-market leases, net	7,607	881
Deferred financing costs, prepaid expenses and other assets	14,624	2,779
Total assets	$1,311,394	$349,384
Liabilities and stockholders’ equity
Notes payable	$730,690	$119,800
Accounts payable and accrued liabilities	24,783	8,054
Due to affiliates	57	16
Distributions payable	3,587	1,465
Below-market leases, net	27,330	5,152
Other liabilities	9,716	2,872
Total liabilities	796,163	137,359
Commitments and contingencies (Note 14)
Redeemable common stock	12,414	4,804
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 66,430,888 and 27,148,131 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	664	271
Additional paid-in capital	574,762	231,792
Accumulated other comprehensive income	2,179	—
Cumulative distributions and net losses	(74,788)	(24,842)
Total stockholders’ equity	502,817	207,221
Total liabilities and stockholders’ equity	$1,311,394	$349,384
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$61,253	$21,155	$1,426
Tenant reimbursements	16,612	5,122	691
Interest income from real estate loan receivable	1,082	889	395
Other operating income	1,476	117	—
Total revenues	80,423	27,283	2,512
Expenses:
Operating, maintenance, and management	20,870	5,922	421
Real estate taxes and insurance	14,134	4,567	314
Asset management fees to affiliate	4,653	1,732	178
Real estate acquisition fees to affiliates	9,423	2,296	836
Real estate acquisition fees and expenses	5,677	1,069	432
General and administrative expenses	2,234	1,974	1,386
Depreciation and amortization	35,380	13,865	1,100
Interest expense	9,751	3,568	300
Total expenses	102,122	34,993	4,967
Other income:
Other interest income	62	28	15
Net loss	$(21,637)	$(7,682)	$(2,440)
Net loss per common share, basic and diluted	$(0.50)	$(0.40)	$(0.66)
Weighted-average number of common shares outstanding, basic and diluted	43,547,227	19,253,338	3,724,745
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(21,637)	$(7,682)	$(2,440)
Other comprehensive income:
Unrealized gains on derivative instruments	2,179	—	—
Total other comprehensive income	2,179	—	—
Total comprehensive loss	$(19,458)	$(7,682)	$(2,440)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	20,000	$1	$199	$—	$—	$200
Issuance of common stock	10,448,043	104	103,926	—	—	104,030
Transfers to redeemable common stock	—	—	(740)	—	—	(740)
Distributions declared	—	—	—	(2,195)	—	(2,195)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(9,434)	—	—	(9,434)
Other offering costs	—	—	(5,150)	—	—	(5,150)
Net loss	—	—	—	(2,440)	—	(2,440)
Balance, December 31, 2011	10,468,043	$105	$88,801	$(4,635)	$—	$84,271
Issuance of common stock	16,755,000	167	166,690	—	—	166,857
Transfers to redeemable common stock	—	—	(4,501)	—	—	(4,501)
Redemptions of common stock	(74,912)	(1)	(739)	—	—	(740)
Distributions declared	—	—	—	(12,525)	—	(12,525)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,972)	—	—	(14,972)
Other offering costs	—	—	(3,487)	—		(3,487)
Net loss	—	—	—	(7,682)	—	(7,682)
Balance, December 31, 2012	27,148,131	$271	$231,792	$(24,842)	$—	$207,221
Net loss	—	—	—	(21,637)	—	(21,637)
Other comprehensive income	—	—	—	—	2,179	2,179
Issuance of common stock	39,574,268	396	393,009	—	—	393,405
Transfers to redeemable common stock	—	—	(7,172)	—	—	(7,172)
Redemptions of common stock	(291,511)	(3)	(2,780)	—	—	(2,783)
Distributions declared	—	—	—	(28,309)	—	(28,309)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(34,663)	—	—	(34,663)
Other offering costs	—	—	(5,424)	—	—	(5,424)
Balance, December 31, 2013	66,430,888	$664	$574,762	$(74,788)	$2,179	$502,817
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(21,637)	$(7,682)	$(2,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,380	13,865	1,100
Noncash interest income on real estate-related investment	24	22	2
Deferred rents	(5,154)	(2,281)	(279)
Allowance for doubtful accounts	158	—	—
Amortization of above- and below-market leases, net	(1,900)	(383)	(1)
Amortization of deferred financing costs	1,227	881	71
Changes in operating assets and liabilities:
Rents and other receivables	(103)	(878)	(104)
Deferred financing costs, prepaid expenses and other assets	(3,244)	(1,495)	(315)
Accounts payable and accrued liabilities	8,852	4,006	1,857
Other liabilities	6,561	1,602	833
Net cash provided by operating activities	20,164	7,657	724
Cash Flows from Investing Activities:
Acquisitions of real estate	(926,222)	(228,308)	(83,087)
Improvements to real estate	(8,865)	(1,712)	(128)
Investment in real estate loan receivable	—	—	(10,312)
Advances on real estate loan receivable	(3,594)	(3,403)	—
Principal repayments on real estate loan receivable	71	—	—
Net cash used in investing activities	(938,610)	(233,423)	(93,527)
Cash Flows from Financing Activities:
Proceeds from notes payable	649,090	180,250	42,250
Payments on notes payable	(38,200)	(102,700)	—
Payments of deferred financing costs	(6,266)	(1,544)	(312)
Proceeds from issuance of common stock	380,991	161,616	103,290
Payments to redeem common stock	(2,783)	(740)	—
Payments of commissions on stock sales and related dealer manager fees	(34,663)	(14,972)	(9,434)
Payments of other offering costs	(6,279)	(3,453)	(5,090)
Distributions paid to common stockholders	(13,773)	(6,352)	(922)
Net cash provided by financing activities	928,117	212,105	129,782
Net increase (decrease) in cash and cash equivalents	9,671	(13,661)	36,979
Cash and cash equivalents, beginning of period	23,518	37,179	200
Cash and cash equivalents, end of period	$33,189	$23,518	$37,179
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,538	$2,539	$138
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$12,414	$5,241	$740
Increase in other offering costs payable	$99	$47	$60
Increase in distributions payable	$2,122	$932	$533
Increase in redeemable common stock payable	$—	$437	$—
Increase in capital expenses payable	$1,655	$1,974	$16
Liabilities assumed in connection with real estate acquisition	$6,101	$—	$—
Increase in lease commissions and lease incentive payable	$60	$123	$—
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2013, the Advisor owned 20,000 shares of the Company’s common stock.
The Company intends to invest in a diverse portfolio of real estate investments. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company expects its primary investment focus to be core properties. The Company also currently expects to allocate between 0 and 20% of its portfolio to real estate-related investments such as mortgage loans. As of December 31, 2013, the Company owned 12 office properties and one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through December 31, 2013, the Company had sold 66,777,311 shares of common stock for gross offering proceeds of $664.3 million, including 1,936,250 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $18.4 million. The Company has extended the closing date of its primary initial public offering until the earlier of the sale of all 200,000,000 shares, April 24, 2014 or the date the registration statement relating to the Company’s proposed follow-on public offering (the “Follow-on Offering”) is declared effective by the SEC.
As of December 31, 2013, the Company had redeemed 366,423 shares sold in the Offering for $3.5 million.
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
December 31, 2013

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
Revenue Recognition
Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments. As of December 31, 2013, the Company had made no investment in real estate securities.
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
December 31, 2013

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
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.
The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2013, 2012 and 2011.
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
December 31, 2013

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
As of December 31, 2013, there was no loan loss reserve and the Company did not record any impairment losses related to its real estate loan receivable during the years ended December 31, 2013, 2012 and 2011. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.
An asset-specific reserve relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.
A portfolio-based reserve covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2013.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2013. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Fair Value Measurements
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets and liabilities at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
December 31, 2013

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
Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan (the “DRP”) pursuant to which common stockholders may elect to have all or a portion of their dividends and other distributions reinvested in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share that is not based on the price to acquire a share in its primary offering or follow-on public offerings, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as updated by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share that is not based on the price to acquire a share in its primary offering or follow-on public offerings after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for up to 18 months. The Company currently expects to update the estimated value per share every 12 to 18 months thereafter. For purposes of determining when its offering stage is complete, the Company does not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a DRP, employee benefit plan or the redemption of interests in its Operating Partnership. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.
On March 5, 2014, the Company’s board of directors approved an amendment to the DRP. See Note 15, “Subsequent Events - Dividend Reinvestment Plan.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Redeemable Common Stock
The Company’s board of directors has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.
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

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document), the prices at which the Company will initially redeem shares are as follows:

•	For those shares held by the redeeming stockholder for at least one year, the lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company;

•	For those shares held by the redeeming stockholder for at least two years, the lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company;

•	For those shares held by the redeeming stockholder for at least three years, the lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company; and

•	For those shares held by the redeeming stockholder for at least four years, the lower of $10.00 or 100% of the price paid to acquire the shares from the Company.
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to the Company’s DRP will be deemed to have been acquired on the same date as the initial share to which the DRP shares relate. The date of the share’s original issuance by the Company is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption plan document) will initially be the amount paid to acquire the shares from the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2013, the Company fulfilled all redemption requests eligible for redemption under the share redemption program and received in good order, redeeming $2.8 million of shares of common stock. Effective January 1, 2014, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013, the Company has $12.4 million available for redemption in 2014.
On March 5, 2014, the Company’s board of directors approved an amendment and restatement of the share redemption program (the “Third Amended Share Redemption Program”). See Note 15, “Subsequent Events - Share Redemption Program.”
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

In connection with the Company’s initial public offering, its sponsors agreed to provide additional indemnification to one of the participating broker-dealers. The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure its sponsors’ obligations under this indemnification agreement in exchange for reimbursement to the Company by the sponsors for all costs, expenses and premiums related to this supplemental coverage, which does not dilute the directors and officers liability insurance coverage for the KBS-affiliated entities.
During the years ended December 31, 2013, 2012 and 2011, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement, the Dealer Manager Agreement or the AIP Reimbursement Agreement. See Note 10, “Related Party Transactions.”
Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary initial public offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance.
Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company or may be paid directly by the Company. These offering costs include all expenses incurred or to be incurred by the Company in connection with the Offering or the Follow-on Offering, as the case may be. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
The Company reimburses the Advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on organization and offering expenses, does not exceed 15% of the gross proceeds of the Company’s primary initial public offering and the offering under its dividend reinvestment plan as of the date of reimbursement. At the termination of the primary initial public offering and at the termination of the offering pursuant to the dividend reinvestment plan, the Advisor has agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by the Company exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary initial public offering and again at the end of the offering pursuant to the dividend reinvestment plan, the Advisor has agreed to reimburse the Company to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross proceeds the Company raised in the respective offering.
The Company directly pays or reimburses the Dealer Manager for underwriting compensation as discussed in the prospectus for the Offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, the Dealer Manager must reimburse the Company to the extent that the Company’s reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. The Company also pays directly or reimburses the Dealer Manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by the Company to the Dealer Manager may cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Company’s primary initial public offering and the offering pursuant to its dividend reinvestment plan as of the date of reimbursement.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

As of December 31, 2013, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds of the Offering. Through December 31, 2013, including shares issued through the Company’s dividend reinvestment plan, the Company had sold 66,777,311 shares in the Offering for gross offering proceeds of $664.3 million and recorded selling commissions and dealer manager fees of $59.1 million and other offering costs of $14.1 million.  Organization costs are expensed as incurred and offering costs, which include selling commissions, dealer manager fees and other offering-related costs, are charged as incurred as a reduction to stockholders’ equity.
In addition, from inception through December 31, 2013, the Company had incurred $1.0 million of offering costs related to the Follow-on Offering. Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent offering costs incurred by the Company in the Follow-on Offering exceed 15% of the gross offering proceeds of the Follow-on Offering. As of December 31, 2013, the Company had not yet commenced the Follow-on Offering and as such, the Company recorded $1.0 million as deferred financing costs, prepaid expenses and other assets on the Company’s consolidated balance sheet as of December 31, 2013. Through December 31, 2013, the Dealer Manager had incurred approximately $21,000 in offering expenses related to the Follow-on Offering. The Company may not reimburse the Dealer Manager for these expenses to the extent that total organization and offering expenses incurred by the Company exceed 15% of the aggregate gross proceeds from the Follow-on Offering. As the Company has not yet commenced the Follow-on Offering, the Company has not recorded any reimbursements to the Dealer Manager related to the Follow-on Offering.
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
Asset Management Fee
With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to the Advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.
With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto but is exclusive of acquisition or origination fees paid or payable to the Advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (but excluding acquisition or origination fees paid or payable to the Advisor), as of the time of calculation.
Disposition Fee
For substantial assistance in connection with the sale of properties or other investments, the Company pays the Advisor or one of its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Advisor or one of its affiliates, the fee paid to the Advisor or one of its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the disposition fees paid to the Advisor or one of its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, the returns for calendar years 2012 and 2011 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2013, 2012 and 2011, respectively.
Distributions declared per common share were $0.650, $0.650 and $0.340 during the years ended December 31, 2013, 2012 and 2011, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from June 24, 2011 through December 31, 2013. For each day that was a record date for distributions during the period from June 24, 2011 through December 31, 2013, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from June 24, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2013 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 11, “Segment Information.”
Square Footage, Occupancy and Other Measures
Square footage, number of acres, occupancy and other measures used to describe real estate investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2013, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
RBC Plaza	Minneapolis	MN	01/31/2013	$16,951	$92,366	$16,825	$31	$(2,151)	$124,022
One Washingtonian Center	Gaithersburg	MD	06/19/2013	14,400	62,118	12,217	26	(4,702)	84,059
Preston Commons	Dallas	TX	06/19/2013	17,188	84,249	12,081	—	(4,433)	109,085
Sterling Plaza	Dallas	TX	06/19/2013	6,800	62,041	6,251	41	(1,742)	73,391
201 Spear Street	San Francisco	CA	12/03/2013	40,279	81,189	4,752	88	(5,741)	120,567
500 West Madison	Chicago	IL	12/16/2013	49,306	332,525	38,137	6,936	(5,705)	421,199
				$144,924	$714,488	$90,263	$7,122	$(24,474)	$932,323
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
RBC Plaza	7.9	2.2	8.2
One Washingtonian Center	9.4	4.2	10.0
Preston Commons	6.1	—	6.1
Sterling Plaza	4.6	3.0	6.0
201 Spear Street	3.3	3.0	3.0
500 West Madison	6.5	6.1	8.3
The Company recorded each real estate acquisition as a business combination and expensed $15.1 million of acquisition costs. For the year ended December 31, 2013, the Company recognized $37.6 million of total revenues and $24.4 million of operating expenses from these properties.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

4.	REAL ESTATE
As of December 31, 2013, the Company’s real estate portfolio was composed of 12 office properties encompassing in the aggregate approximately 5.0 million rentable square feet. As of December 31, 2013, the Company’s real estate portfolio was collectively 91% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2013 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(4,931)	$42,442
Las Cimas IV	10/28/2011	Austin	TX	Office	35,809	(4,564)	31,245
Town Center	03/27/2012	Plano	TX	Office	119,352	(11,559)	107,793
McEwen Building	04/30/2012	Franklin	TN	Office	40,327	(3,615)	36,712
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	30,040	(3,177)	26,863
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	48,829	(3,360)	45,469
RBC Plaza	01/31/2013	Minneapolis	MN	Office	127,689	(6,205)	121,484
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	88,874	(2,427)	86,447
Preston Commons	06/19/2013	Dallas	TX	Office	115,564	(3,221)	112,343
Sterling Plaza	06/19/2013	Dallas	TX	Office	76,332	(2,430)	73,902
201 Spear Street	12/03/2013	San Francisco	CA	Office	126,580	(202)	126,378
500 West Madison	12/16/2013	Chicago	IL	Office	419,968	(917)	419,051
					$1,276,737	$(46,608)	$1,230,129
As of December 31, 2013, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$419,051	32.0%	$34,194	$25.21	93.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2013, the leases had remaining terms, excluding options to extend, of up to 12.9 years with a weighted-average remaining term of 5.1 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.7 million and $1.7 million as of December 31, 2013 and 2012, respectively.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

During the years ended December 31, 2013, 2012 and 2011, the Company recognized deferred rent from tenants of $5.2 million, $2.3 million and $0.3 million, respectively. As of December 31, 2013 and 2012, the cumulative deferred rent balance, including an unamortized lease incentive receivable balance, was $8.1 million and $2.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets.
As of December 31, 2013, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2014	$105,119
2015	100,512
2016	91,930
2017	76,660
2018	63,306
Thereafter	155,625
$593,152
As of December 31, 2013, the Company had approximately 420 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	90	$27,858	24.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2013, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of December 31, 2013, the Company’s net investments in real estate in Illinois and Texas represented 32% and 31% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2013 and 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Cost	$128,937	$40,418	$8,022	$1,025	$(30,041)	$(5,659)
Accumulated Amortization	(18,638)	(6,268)	(415)	(144)	2,711	507
Net Amount	$110,299	$34,150	$7,607	$881	$(27,330)	$(5,152)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Amortization	(14,114)	$(6,424)	$(508)	$(396)	$(136)	$(9)	$2,296	$519	$10
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2013 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2014	$(23,913)	$(1,656)	$5,930
2015	(20,621)	(1,503)	5,069
2016	(17,691)	(1,387)	4,265
2017	(13,644)	(1,200)	2,760
2018	(10,719)	(717)	2,425
Thereafter	(23,711)	(1,144)	6,881
	$(110,299)	$(7,607)	$27,330
Weighted-Average Remaining Amortization Period	6.2 years	5.9 years	6.5 years

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

6.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2013 and 2012, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2013 (1)	Book Value as of December 31, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	$17,123	$17,190	$13,691	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of December 31, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2013, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of December 31, 2013.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2013 (in thousands):

Real estate loan receivable - December 31, 2012	$13,691
Advances on real estate loan receivable	3,594
Principal repayments received on real estate loan receivable	(71)
Amortization of closing costs and origination fees on originated real estate loan receivable	(24)
Real estate loan receivable - December 31, 2013	$17,190

For the years ended December 31, 2013, 2012 and 2011, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Contractual interest income	$1,106	$911	$397
Amortization of closing costs and origination fees	(24)	(22)	(2)
Interest income from real estate loan receivable	$1,082	$889	$395
As of December 31, 2013, the borrower under the Aberdeen First Mortgage Loan was current on its payments. As of December 31, 2012, interest receivable from the real estate loan receivable was $0.1 million and was included in rents and other receivables.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

7.	NOTES PAYABLE
As of December 31, 2013 and 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of December 31, 2013(1)	Effective Interest Rate as of December 31, 2013 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$56,600	One-month LIBOR + 1.85%	2.9%	Interest Only	03/27/2018
Portfolio Loan (3)	170,000	63,200	One-month LIBOR + 1.85% to 2.75%	2.0%	Interest Only	02/01/2016
RBC Plaza Mortgage Loan (4)	68,730	—	One-month LIBOR + 1.80%	2.6%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	161,960	—	One-month LIBOR + 1.50%	2.8%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	255,000	—	One-month LIBOR + 1.65%	1.8%	Interest Only	12/16/2018
Total Notes Payable	$730,690	$119,800
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2013. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2013, where applicable. For further information regarding the Company's derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2013; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) The Portfolio Loan is secured by Domain Gateway, Las Cimas IV, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn and 201 Spear Street. The face amount of the Portfolio Loan is $200.0 million, of which $80.0 million is term debt and $120.0 million is revolving debt. As of December 31, 2013, the outstanding balance under the loan was $170.0 million and was composed of $80.0 million of term debt and $90.0 million of revolving debt. As of December 31, 2013, an additional $19.7 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $10.3 million of revolving debt is available for future disbursements upon us meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement.
(4) As of December 31, 2013, $68.7 million had been disbursed to the Company and $7.2 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza. As of December 31, 2013, $162.0 million had been disbursed to the Company and $8.8 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(6) The 500 West Madison Mortgage Loan consists of $215.0 million of term debt, $20.0 million of non-revolving debt (the “First Non-Revolver Tranche”) and another $20.0 million of non-revolving debt (the “Second Non-Revolver Tranche”). At closing, the entire $255.0 million of the 500 West Madison Mortgage Loan was funded. The Company is obligated to pay down and have $20.0 million of availability under the First Non-Revolver Tranche by December 16, 2015 to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Following the repayment of the $20.0 million principal balance outstanding under the First Non-Revolver Tranche, the Company has the right to repay an additional amount of up to $20.0 million of the outstanding principal balance under the Second Non-Revolver Tranche.
As of December 31, 2013 and 2012, the Company’s deferred financing costs were $5.9 million and $0.9 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2013, 2012 and 2011, the Company incurred $9.8 million, $3.6 million and $0.3 million of interest expense, respectively. As of December 31, 2013 and 2012, $1.2 million and $0.2 million of interest expense were payable. Included in interest expense for the years ended December 31, 2013, 2012 and 2011, were $1.2 million, $0.9 million and $0.1 million of amortization of deferred financing costs, respectively. Included in interest expense for the year ended December 31, 2013 was $1.8 million of interest incurred as a result of the Company's interest rate swap agreements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following is a schedule of maturities for all notes payable outstanding as of December 31, 2013 (in thousands):

2014	$—
2015	20,000
2016	170,000
2017	230,690
2018	310,000
Thereafter	—
$730,690
The Company’s notes payable contain financial debt covenants. As of December 31, 2013, the Company was in compliance with these debt covenants.

8.	DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2013 and 2012. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	December 31, 2013	December 31, 2012
Interest Rate Swap	02/01/2013	02/01/2017	$68,730	One-month LIBOR/ Fixed at 0.79%	$25	$—
Interest Rate Swap	04/02/2013	03/27/2018	56,600	One-month LIBOR/ Fixed at 1.07%	631	—
Interest Rate Swap	05/01/2013	03/27/2018	18,400	One-month LIBOR/ Fixed at 0.86%	369	—
Interest Rate Swap (1)	07/01/2013	06/01/2018	148,000	One-month LIBOR/ Fixed at 1.41%	(721)	—
Interest Rate Swap (2)	03/03/2014	12/16/2018	215,000	One-month LIBOR/ Fixed at 1.51%	1,875	—
Total derivatives designated as hedging instruments			$506,730		$2,179	$—
_____________________
(1) The Company entered into an interest rate swap agreement with Bank of America, N.A., which effectively fixes the interest rate on a $148.0 million portion of the National Office Portfolio Mortgage Loan at 2.91% from July 1, 2013 through May 31, 2017, and which will fix the interest rate on $100.0 million at 2.91% from June 1, 2017 through May 31, 2018.
(2) The Company entered into an interest rate swap agreement with an unaffiliated lender, which effectively fixes the interest rate on $215.0 million of the 500 West Madison Mortgage Loan at 3.16% from March 3, 2014 through December 16, 2018.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive loss and accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized gains of $2.2 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income during the year ended December 31, 2013. Amounts in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flows. As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $1.8 million of interest expense related to the effective portion of cash flow hedges during the year ended December 31, 2013. The change in fair value of the ineffective portion is recognized directly in earnings. During the year ended December 31, 2013, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months totaled $5.0 million as of December 31, 2013 and was included in accumulated other comprehensive income.

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
Real estate loan receivable: The Company’s real estate loan receivable is presented in the accompanying consolidated balance sheets at its amortized cost net of recorded loan loss reserves and not at fair value. The fair value of the real estate loan receivable was estimated using an internal valuation model that considered the expected cash flows for the loan, underlying collateral value and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. The Company classifies these inputs as Level 3 inputs.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of December 31, 2013 and 2012, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$17,123	$17,190	$16,877	$13,599	$13,691	$13,563
Financial liabilities:
Notes payable	$730,690	$730,690	$726,162	$119,800	$119,800	$119,284
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
During the year ended December 31, 2013, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$2,900	$—	$2,900	$—
Liability derivatives	(721)	—	(721)	—

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

10.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into the AIP Reimbursement Agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the years ended December 31, 2013, 2012 and 2011, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2013, 2012 and 2011, respectively, and any related amounts payable as of December 31, 2013 and 2012 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2013	2012	2011	2013	2012
Expensed
Reimbursement of operating expenses (1)	$137	$116	$314	$—	$—
Asset management fees	4,653	1,732	178	—	—
Real estate acquisition fees	9,423	2,296	836	—	—
Additional Paid-in Capital
Selling commissions	23,323	10,138	6,332	—	—
Dealer manager fees	11,340	4,834	3,102	—	—
Reimbursable other offering costs	2,726	1,516	4,904	57	16

Cumulative Distributions
Advance for distributions paid	—	—	820	—	—

Capitalized
Origination fees	—	—	239	—	—
	$51,602	$20,632	$16,725	$57	$16
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $131,000, $103,000 and $55,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and were the only employee costs reimbursed under the Advisory Agreement through December 31, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the years ended December 31, 2013 and 2012, the Advisor incurred $19,000 and $73,000 for the costs of the supplemental coverage obtained by the Company, respectively.
Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in each of the Offering and the Follow-on Offering exceed 15% of the gross offering proceeds of the respective offering. As of December 31, 2013, organizational and offering costs in the Offering did not exceed 15% of the gross offering proceeds. From inception through December 31, 2013, the Company has incurred $1.0 million of offering costs related to the Follow-on Offering. As of December 31, 2013, the Company had not yet commenced the Follow-on Offering and as such, the Company recorded $1.0 million as deferred financing costs, prepaid expenses and other assets on its consolidated balance sheet as of December 31, 2013.  Through December 31, 2013, the Dealer Manager had incurred approximately $21,000 in offering expenses related to the Follow-on Offering. The Company may not reimburse the Dealer Manager for these expenses to the extent that total organization and offering expenses incurred by the Company exceed 15% of the aggregate gross proceeds from the Follow-on Offering. As the Company has not yet commenced the Follow-on Offering, the Company has not recorded any reimbursements to the Dealer Manager related to the Follow-on Offering.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, real estate acquisition fees and expenses and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance, as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.
The following table summarizes total revenues and NOI for each reportable segment for the years ended     December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
Real estate segment	$79,341	$26,394	$2,117
Real estate-related segment	1,082	889	395
Total segment revenues	$80,423	$27,283	$2,512

Interest Expense:
Real estate segment	$9,609	$3,465	$300
Real estate-related segment	—	—	—
Total segment interest expense	9,609	3,465	300
Corporate-level	142	103	—
Total interest expense	$9,751	$3,568	$300

NOI:
Real estate segment	$30,181	$10,795	$967
Real estate-related segment	976	802	332
Total NOI	$31,157	$11,597	$1,299

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following table summarizes total assets and total liabilities for each reportable segment as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Assets:
Real estate segment	$1,273,231	$317,133
Real estate-related segment	17,339	13,811
Total segment assets	1,290,570	330,944
Corporate-level (1)	20,824	18,440
Total assets	$1,311,394	$349,384
Liabilities:
Real estate segment	$792,029	$135,082
Real estate-related segment	—	2
Total segment liabilities	792,029	135,084
Corporate-level (2)	4,134	2,275
Total liabilities	$796,163	$137,359
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $19.8 million and $18.2 million as of December 31, 2013 and 2012, respectively.
(2) As of December 31, 2013 and 2012, corporate-level liabilities consisted primarily of distributions payable and accruals for general and administrative expenses.
The following table reconciles the Company’s net loss to its NOI for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net loss	$(21,637)	$(7,682)	$(2,440)
Other interest income	(62)	(28)	(15)
Real estate acquisition fees to affiliates	9,423	2,296	836
Real estate acquisition fees and expenses	5,677	1,069	432
General and administrative expenses	2,234	1,974	1,386
Depreciation and amortization	35,380	13,865	1,100
Corporate-level interest expense	142	103	—
NOI	$31,157	$11,597	$1,299

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

12. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2013 and 2012. The Company acquired six office properties during the year ended December 31, 2013, which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2013 and 2012 has been prepared to give effect to the acquisitions of RBC Plaza, One Washingtonian Center, Preston Commons, Sterling Plaza, 201 Spear Street and 500 West Madison as if the acquisitions occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Years Ended December 31,
	2013	2012
Revenues	$152,366	$129,121
Depreciation and amortization	$59,106	$46,299
Net loss	$(7,500)	$(11,362)
Net loss per common share, basic and diluted	$(0.11)	$(0.22)
Weighted-average number of common shares outstanding, basic and diluted	66,430,888	52,559,873
The unaudited pro forma information for the year ended December 31, 2013 was adjusted to exclude $15.1 million of acquisition fees and expenses related to the above properties incurred in 2013.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$13,666	$16,376	$23,475	$26,906
Net loss	$(2,376)	$(6,113)	$(1,785)	$(11,363)
Net loss per common share, basic and diluted	$(0.08)	$(0.17)	$(0.04)	$(0.19)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,840	$7,217	$8,300	$8,926
Net loss	$(2,133)	$(2,759)	$(1,354)	$(1,436)
Net loss per common share, basic and diluted	$(0.17)	$(0.16)	$(0.06)	$(0.06)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164
__________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective periods from January 1, 2012 through December 31, 2013. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2013 was a record date for distributions. Distributions were calculated at the rate of $0.00178082 per share per day.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

14.	COMMITMENTS AND CONTINGENCIES
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
Legal Matters
From time to time, the Company may be party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2013.

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. As of March 3, 2014, the Company had sold 75,442,242 shares of common stock in the Offering for gross offering proceeds of $750.5 million, including 2,328,343 shares of common stock sold pursuant to its dividend reinvestment plan for gross offering proceeds of $22.1 million. Also as of March 3, 2014, the Company had redeemed 395,674 of the shares sold in the Offering for $3.8 million.
Distributions Paid
On January 2, 2014, the Company paid distributions of $3.6 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2013 through December 31, 2013. On February 3, 2014, the Company paid distributions of $3.8 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2014 through January 31, 2014. On March 3, 2013, the Company paid distributions of $3.6 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2014 through February 28, 2014.
Distributions Declared
On January 23, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from March 1, 2014 through March 31, 2014, which the Company expects to pay in April 2014. On March 5, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2014 through April 30, 2014, which the Company expects to pay in May 2014, and distributions based on daily record dates for the period from May 1, 2014 through May 31, 2014, which the Company expects to pay in June 2014. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Share Redemption Program
On March 5, 2014, the Company’s board of directors approved a third amended and restated share redemption program (the “Third Amended Share Redemption Program”). Below are the material terms of the Third Amended Share Redemption Program. Pursuant to the Third Amended Share Redemption Program, unless the Company’s shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the program), and until such time as the Company establishes an estimated value per share for a purpose other than to set the offering price to acquire a share in one of the Company’s primary public offerings, the prices at which the Company will initially redeem shares under the program are as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of the price paid to acquire the shares from the Company;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of the price paid to acquire the shares from the Company;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of the price paid to acquire the shares from the Company; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of the price paid to acquire the shares from the Company.
Notwithstanding the above, and unless the Company’s shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” once the Company establishes an estimated value per share of its common stock for a purpose other than to set the price to acquire a share in one of the Company’s primary public offerings, the redemption price at which the Company will redeem shares will be as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of the Company’s most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of the Company’s most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of the Company’s most recent estimated value per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of the Company’s most recent estimated value per share as of the applicable redemption date.
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to the Company’s dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares relate. The date of the share’s original issuance by the Company is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
The Company expects to establish an estimated value per share for a purpose other than to set the price to acquire a share in one of the Company’s primary public offerings no later than the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities-whether through its ongoing initial public offering or subsequent follow-on public offerings-and has not done so for up to 18 months. The Company currently expects to update its the estimated value per share every 12 to 18 months thereafter. For purposes of determining when the Company’s offering stage is complete, the Company does not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Company’s Operating Partnership. The Company will report the estimated value per share of its common stock in a current report on Form 8-K or in its Annual or Quarterly Reports, all publicly filed with the SEC. The Company will also provide information about its estimated value per share on its web site (such information may be provided by means of a link to the Company’s public filings on the SEC’s web site, www.sec.gov).

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

There are several limitations on the Company’s ability to redeem shares under the Third Amended Share Redemption Program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” the Company may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, the Company may redeem only the number of shares that it could purchase with the amount of net proceeds from the sale of shares under its dividend reinvestment plan during the prior calendar year. Notwithstanding anything contained in the Third Amended Share Redemption Program to the contrary, the Company may increase or decrease the funding available for the redemption of shares pursuant to program upon ten business days’ notice to its stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its Annual or Quarterly Reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to its stockholders.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For a stockholder’s shares to be eligible for redemption in a given month, the administrator must receive a written redemption request from the stockholder or from an authorized representative of the stockholder setting forth the number of shares requested to be redeemed at least five business days before the redemption date. If the Company cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the Third Amended Share Redemption Program, then the Company will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in a currently effective, or the most recently effective, registration statement of the Company, as such registration statement has been amended or supplemented, then the Company would redeem all of such stockholder’s shares.
If the Company does not completely satisfy a redemption request on a redemption date because the program administrator did not receive the request in time; because of the limitations on redemptions set forth in the Third Amended Share Redemption Program or because of a suspension of the Third Amended Share Redemption Program, then the Company will treat the unsatisfied portion of the redemption request as a request for redemption at the next redemption date funds are available for redemption, unless the redemption request is withdrawn. Any stockholder can withdraw a redemption request by sending written notice to the program administrator, provided such notice is received at least five business days before the redemption date.
In several respects the Company would treat redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” differently from other redemptions:

•	there is no one-year holding requirement;

•
until the Company establishes an estimated value per share for a purpose other than to set the price to acquire a share in one of its primary public offerings, which the Company expects to occur no later than the completion of its offering stage, the redemption price is the amount paid to acquire the shares from the Company; and

•
once the Company has established an estimated value per share for a purpose other than to set the price to acquire a share in one of its primary public offerings, the redemption price would be the estimated value of the shares as of the redemption date, as determined by the Company’s advisor or another firm chosen for that purpose.

The Company’s board may amend, suspend or terminate the Third Amended Share Redemption Program upon 30 days’ notice to its stockholders, provided that the Company may increase or decrease the funding available for the redemption of shares pursuant to the Third Amended Share Redemption Program upon 10 business days’ notice. The restrictions of the Company’s Third Amended Share Redemption Program will severely limit the Company’s stockholders’ ability to sell their shares should they require liquidity and will limit the Company’s stockholders’ ability to recover the value they invested in the Company’s common stock.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

There were no other changes to the Company’s share redemption program. The Third Amended Share Redemption Program will become effective for redemptions under the program on April 6, 2014. The complete program document is filed as an exhibit to this Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.
Dividend Reinvestment Plan
On March 5, 2014, the Company’s board of directors approved a third amended and restated dividend reinvestment plan (the “Third Amended Dividend Reinvestment Plan”). Below are the material terms of the Third Amended Dividend Reinvestment Plan. Pursuant to the Third Amended Dividend Reinvestment Plan, common stockholders may elect to have all or a portion of their dividends and other distributions, exclusive of dividends and other distributions that the Company’s board of directors designates as ineligible for reinvestment through the plan, reinvested in additional shares of the Company’s common stock in lieu of receiving cash distributions. The number of shares of the Company’s common stock authorized for issuance under the Third Amended Dividend Reinvestment Plan is (i) up to 80,000,000 shares of the Company’s common stock at an initial offering price of $9.50 in the Company’s initial public offering and (ii) up to $760,000,000 of shares of the Company’s common stock in its Follow-On Offering.
Until the Company establishes an estimated value per share of its common stock for a purpose other than to set the price to acquire a share of the Company’s common stock in one of its public offerings, participants in the dividend reinvestment plan will acquire the Company’s common stock at a price per share equal to 95% of the price to acquire a share of the Company’s common stock in the primary offering of its then-effective public offering (ignoring any discounts that may be available to certain categories of investors). Once the Company establishes an estimated value per share of its common stock for a purpose other than to set the price to acquire a share in one of its public offerings, participants in the dividend reinvestment plan will acquire the Company’s common stock at a price equal to 95% of the estimated value of the Company’s common stock, as estimated by the Advisor or other firm chosen by the Company’s board of directors for that purpose. The Company expects to establish an estimated value per share of its common stock for a purpose other than to set the price to acquire a share in one of its public offerings no later than the completion of its offering stage. The Company’s offering stage will be complete when it is no longer publicly offering equity securities - whether through its initial public offering or follow-on public offerings - and has not done so for up to 18 months. For the purpose of determining when the Company’s offering stage is complete, public equity offerings do not include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan or the redemption of interests in KBS Limited Partnership III, the Company’s operating partnership. Participants in the dividend reinvestment plan may purchase fractional shares so that 100% of the distributions will be used to acquire shares. However, a participant will not be able to acquire shares under the dividend reinvestment plan to the extent such purchase would cause it to exceed limits set forth in the Company’s charter, as amended.
There were no other changes to the Company’s dividend reinvestment plan. The Third Amended Dividend Reinvestment Plan will become effective March 17, 2014. The complete plan document is filed as an exhibit to this Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.
Advisory Agreement Amendment
On March 5, 2014, the Company and the Advisor entered into an amendment to the advisory agreement between the parties. Pursuant to the amendment, with respect to asset management fees accruing from March 1, 2014, the Advisor defers, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company's MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the amendment. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with this amendment.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

However, notwithstanding the foregoing, any and all deferred asset management fees that are unpaid will become immediately due and payable at such time as the Company's stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8.0% per year cumulative, noncompounded return on such net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company's share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company's stockholders to have received any minimum return in order for the Advisor to receive deferred asset management fees.
Investment and Financing Subsequent to December 31, 2013
Acquisition of 222 Main
On February 27, 2014, the Company, through an indirect wholly owned subsidiary (the “222 Main Owner”), acquired from 222 S. Main Investments LLC an office property containing 426,657 rentable square feet located on approximately 1.6 acres of land in Salt Lake City, Utah (“222 Main”). The seller is not affiliated with the Company or the Advisor.
The purchase price of 222 Main was $170.5 million plus closing costs. The Company funded the acquisition of 222 Main with proceeds from the 222 Main Mortgage Loan (discussed below), proceeds from the Company’s ongoing initial public offering and proceeds from the sale of real estate. The Company has yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
At acquisition, 222 Main was 85% leased to 16 tenants.
222 Main Mortgage Loan
On February 27, 2014, in connection with the Company’s acquisition of 222 Main, the Company, through the 222 Main Owner entered into a seven-year mortgage loan with Metropolitan Life Insurance Company, an unaffiliated lender, for borrowings of $102.7 million secured by 222 Main (the “222 Main Mortgage Loan”). The 222 Main Mortgage Loan matures on March 1, 2021 and bears interest at a fixed rate of 3.97%. Monthly payments are initially interest-only. Beginning April 1, 2016, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity. The 222 Main Owner has the right to repay the loan in whole, but not in part, on or after September 1, 2017 subject to certain conditions and possible fees as described in the loan documents.
KBS REIT Properties III, LLC (“REIT Properties III”), the Company’s wholly owned subsidiary, is providing a limited guaranty of the 222 Main Mortgage Loan with respect to certain potential fees, costs, expenses, losses or damages incurred or suffered by the lender as a result of certain intentional actions committed by the 222 Main Owner in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the 222 Main Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the 222 Main Owner, certain direct or indirect transfers or financings of 222 Main in violation of the loan documents and the violation of certain other terms of the loan documents by the 222 Main Owner.
Disposition of Property Subsequent to December 31, 2013
Las Cimas IV
On October 28, 2011, the Company, through an indirect wholly owned subsidiary, acquired a five-story office building containing 138,008 rentable square feet located on 9.7 acres of land in Austin, Texas (“Las Cimas IV”). The purchase price (net of closing credits) of Las Cimas IV was $35.7 million plus closing costs. On February 19, 2014, the Company sold Las Cimas IV for $43.2 million, resulting in a gain of approximately $10.9 million, calculated in accordance with GAAP, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser is not affiliated with the Company or the Advisor.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Domain Gateway	Austin, TX	100%	$(4)	$2,850	$44,523	$47,373	$—	$2,850	$44,523	$47,373	$(4,931)	2009	09/29/2011
Las Cimas IV	Austin, TX	100%	(4)	4,650	31,262	35,912	(103)	4,650	31,159	35,809	(4,564)	2008	10/28/2011
Town Center	Plano, TX	100%	75,000	7,428	108,547	115,975	3,377	7,428	111,924	119,352	(11,559)	2001/2002/2006	03/27/2012
McEwen Building	Franklin, TN	100%	(4)	5,600	34,704	40,304	23	5,600	34,727	40,327	(3,615)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(4)	9,800	20,051	29,851	189	9,800	20,240	30,040	(3,177)	1909	05/09/2012
Tower on Lake Carolyn	Irving, TX	100%	(4)	2,056	44,579	46,635	2,194	2,056	46,773	48,829	(3,360)	1988	12/21/2012
RBC Plaza	Minneapolis, MN	100%	68,730	16,951	109,191	126,142	1,547	16,951	110,738	127,689	(6,205)	1991	01/31/2013
One Washingtonian Center	Gaithersburg, MD	100%	(5)	14,400	74,335	88,735	139	14,400	74,474	88,874	(2,427)	1990	06/19/2013
Preston Commons	Dallas, TX	100%	(5)	17,188	96,330	113,518	2,046	17,188	98,376	115,564	(3,221)	1958/1986	06/19/2013
Sterling Plaza	Dallas, TX	100%	(5)	6,800	68,292	75,092	1,240	6,800	69,532	76,332	(2,430)	1984	06/19/2013
201 Spear Street	San Francisco, CA	100%	(4)	40,279	85,941	126,220	360	40,279	86,301	126,580	(202)	1984	12/03/2013
500 West Madison	Chicago, IL	100%	255,000	49,306	370,662	419,968	—	49,306	370,662	419,968	(917)	1987	12/16/2013
		TOTAL		$177,308	$1,088,417	$1,265,725	$11,012	$177,308	$1,099,429	$1,276,737	$(46,608)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $1.3 billion as of December 31, 2013.
(4) As of December 31, 2013, these properties served as the security for the Portfolio Loan, which had an outstanding principal balance of $170.0 million as of December 31, 2013.
(5) As of December 31, 2013, these properties served as the security for the National Office Portfolio Mortgage Loan, which had an outstanding principal balance of $162.0 million as of December 31, 2013.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

	2013	2012	2011
Real Estate:
Balance at the beginning of the year	$319,060	$83,429	$—
Acquisitions	949,675	232,765	83,285
Improvements	10,520	3,686	144
Write off of fully depreciated and fully amortized assets	(2,518)	(820)	—
Balance at the end of the year	$1,276,737	$319,060	$83,429
Accumulated depreciation and amortization:
Balance at the beginning of the year	(14,090)	$(1,100)	$—
Depreciation and amortization expense	(35,036)	(13,810)	(1,100)
Write off of fully depreciated and fully amortized assets	2,518	820	—
Balance at the end of the year	$(46,608)	$(14,090)	$(1,100)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 7, 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 7, 2014
Charles J. Schreiber, Jr.
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 7, 2014
David E. Snyder
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 7, 2014
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 7, 2014
Stacie K. Yamane
/s/ HANK ADLER	Director	March 7, 2014
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 7, 2014
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 7, 2014
Stuart A. Gabriel, Ph.D.