Form 10-Q
period 2014-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2014-05-06
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐  No  ☒
As of May 2, 2014, there were 87,878,039 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Real estate:
Land	$178,358	$172,658
Buildings and improvements	1,084,334	944,440
Tenant origination and absorption costs	141,960	123,830
Total real estate held for investment, cost	1,404,652	1,240,928
Less accumulated depreciation and amortization	(57,407)	(42,044)
Total real estate held for investment, net	1,347,245	1,198,884
Real estate held for sale, net	—	31,245
Total real estate, net	1,347,245	1,230,129
Real estate loan receivable, net	17,492	17,190
Cash and cash equivalents	75,377	33,189
Rents and other receivables, net	12,873	8,370
Above-market leases, net	10,242	7,602
Assets related to real estate held for sale	—	1,027
Deferred financing costs, prepaid expenses and other assets	24,930	13,887
Total assets	$1,488,159	$1,311,394
Liabilities and stockholders’ equity
Notes payable
Notes payable	$793,390	$700,022
Notes payable related to real estate held for sale	—	30,668
Total notes payable	793,390	730,690
Accounts payable and accrued liabilities	19,014	24,783
Due to affiliates	1,350	57
Distributions payable	4,280	3,587
Below-market leases, net	25,969	27,120
Liabilities related to real estate held for sale	—	210
Other liabilities	11,833	9,716
Total liabilities	855,836	796,163
Commitments and contingencies (Note 12)
Redeemable common stock	17,466	12,414
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 80,182,921 and 66,430,888 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	802	664
Additional paid-in capital	692,829	574,762
Accumulated other comprehensive income	948	2,179
Cumulative distributions and net losses	(79,722)	(74,788)
Total stockholders’ equity	614,857	502,817
Total liabilities and stockholders’ equity	$1,488,159	$1,311,394
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$30,995	$10,171
Tenant reimbursements	9,483	3,064
Interest income from real estate loan receivable	320	251
Other operating income	938	180
Total revenues	41,736	13,666
Expenses:
Operating, maintenance and management	10,485	3,269
Real estate taxes and insurance	7,655	2,410
Asset management fees to affiliate	2,459	764
Real estate acquisition fees to affiliate	1,705	1,255
Real estate acquisition fees and expenses	303	306
General and administrative expenses	734	457
Depreciation and amortization	17,269	6,138
Interest expense	5,297	1,446
Total expenses	45,907	16,045
Other income:
Other interest income	3	3
Total other income	3	3
Loss from continuing operations	(4,168)	(2,376)
Gain on sale of real estate, net	10,895	—
Net income (loss)	$6,727	$(2,376)
Net income (loss) per common share, basic and diluted	$0.09	$(0.08)
Weighted-average number of common shares outstanding, basic and diluted	72,753,222	29,700,001
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$6,727	$(2,376)
Other comprehensive loss:
Unrealized losses on derivative instruments	(1,231)	(1,251)
Total other comprehensive loss	(1,231)	(1,251)
Total comprehensive income (loss)	$5,496	$(3,627)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2013 and the Three Months Ended March 31, 2014 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	27,148,131	$271	$231,792	$(24,842)	$—	$207,221
Net loss	—	—	—	(21,637)	—	(21,637)
Other comprehensive income	—	—	—	—	2,179	2,179
Issuance of common stock	39,574,268	396	393,009	—	—	393,405
Transfers to redeemable common stock	—	—	(7,172)	—	—	(7,172)
Redemptions of common stock	(291,511)	(3)	(2,780)	—	—	(2,783)
Distributions declared	—	—	—	(28,309)	—	(28,309)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(34,663)	—	—	(34,663)
Other offering costs	—	—	(5,424)	—	—	(5,424)
Balance, December 31, 2013	66,430,888	$664	$574,762	$(74,788)	$2,179	$502,817
Net income	—	—	—	6,727	—	6,727
Other comprehensive loss	—	—	—	—	(1,231)	(1,231)
Issuance of common stock	13,806,949	139	137,244	—	—	137,383
Transfers to redeemable common stock	—	—	(5,052)	—	—	(5,052)
Redemptions of common stock	(54,916)	(1)	(523)	—	—	(524)
Distributions declared	—	—	—	(11,661)	—	(11,661)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(12,157)	—	—	(12,157)
Other offering costs	—	—	(1,445)	—	—	(1,445)
Balance, March 31, 2014	80,182,921	$802	$692,829	$(79,722)	$948	$614,857
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$6,727	$(2,376)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	17,269	6,138
Noncash interest income on real estate-related investment	6	6
Deferred rents	(2,174)	(728)
Allowance for doubtful accounts	138	(59)
Amortization of above- and below-market leases, net	(1,054)	(183)
Amortization of deferred financing costs	481	283
Gain on sale of real estate	(10,895)	—
Changes in operating assets and liabilities:
Rents and other receivables	(2,465)	(224)
Deferred financing costs, prepaid expenses and other assets	(5,824)	(1,193)
Accounts payable and accrued liabilities	(5,373)	(1,297)
Other liabilities	2,060	1,131
Due to affiliates	910	—
Net cash (used in) provided by operating activities	(194)	1,498
Cash Flows from Investing Activities:
Acquisitions of real estate	(169,369)	(118,089)
Improvements to real estate	(4,274)	(1,491)
Proceeds from sale of real estate, net	42,740	—
Advances on real estate loan receivable	(348)	(130)
Principal repayments on real estate loan receivable	40	—
Net cash used in investing activities	(131,211)	(119,710)
Cash Flows from Financing Activities:
Proceeds from notes payable	102,700	103,730
Principal payments on notes payable	(40,000)	—
Payments of deferred financing costs	(1,560)	(2,159)
Proceeds from issuance of common stock	131,807	49,745
Payments to redeem common stock	(524)	(570)
Payments of commissions on stock sales and related dealer manager fees	(12,157)	(4,560)
Payments of other offering costs	(1,281)	(2,136)
Distributions paid to common stockholders	(5,392)	(2,427)
Net cash provided by financing activities	173,593	141,623
Net increase in cash and cash equivalents	42,188	23,411
Cash and cash equivalents, beginning of period	33,189	23,518
Cash and cash equivalents, end of period	$75,377	$46,929
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,165	$912
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$5,576	$2,056
Increase in other offering costs payable	$542	$249
Increase in distributions payable	$693	$278
Liabilities assumed in connection with real estate acquisition	$967	$5,933
Increase in lease commissions payable	$322	$116
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2014, the Advisor owned 20,000 shares of the Company’s common stock.
The Company intends to invest in a diverse portfolio of real estate investments. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company expects its primary investment focus to be core properties. The Company also currently expects to allocate between 0 and 20% of its portfolio to real estate-related investments such as mortgage loans. As of March 31, 2014, the Company owned 12 office properties and one first mortgage loan secured by a deed of trust.
On February 4, 2010, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public (the “Offering”), of which up to 80,000,000 shares, or up to $760,000,000 of shares, are being offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on October 26, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated (the “Dealer Manager Agreement”). As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate investments.
On March 24, 2011, the Company broke escrow in the Offering and through March 31, 2014, the Company had sold 80,584,260 shares of common stock for gross offering proceeds of $801.7 million including 2,523,237 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $24.0 million. The Company’s board of directors has extended the closing date of the primary offering until the earlier of the sale of up to 200,000,000 shares, or up to $2,000,000,000 of shares, or the date the registration statement relating to the Company’s proposed follow-on offering (the “Follow-on Offering”) is declared effective by the SEC.
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
The Dealer Manager has recommended that the Company’s offering stage last no longer than September 2015. The Company’s offering stage will be based on a number of considerations, including its goal of raising sufficient proceeds to continue to acquire a diverse portfolio of real estate investments prior to seeking a liquidity event, the expected pace of sales of its common stock during 2014 and 2015, the current and anticipated composition and quality of the Company’s portfolio and the condition of the commercial real estate market. The Company will continue to monitor these factors and may adjust its anticipated offering stage as necessary based on these and other factors.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The Company plans to offer shares under its dividend reinvestment plan beyond the termination of its offering stage. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering.
The Company may terminate any of its offerings at any time.
As of March 31, 2014, the Company had redeemed 421,339 shares sold in the Offering for $4.0 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations.  For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the three months ended March 31, 2014, the Company disposed of one office property.  As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2014 and 2013, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Distributions declared per common share were $0.160 for both the three months ended March 31, 2014 and 2013. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2014 and 2013, respectively. For each day that was a record date for distributions during the three months ended March 31, 2014 and 2013, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through March 31, 2013 and January 1, 2014 through March 31, 2014 was a record date for distributions.
Segments
The Company invests in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of March 31, 2014, the Company aggregated its investments in real estate properties into one reportable business segment.  The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment.  Prior to the reporting period commencing on January 1, 2014, the Company had identified two reportable business segments based on its investment types: real estate and real estate-related. However, based on the Company’s current investment portfolio and its future investment focus, the Company does not believe that its investment in a real estate-related investment is a reportable segment.
Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented, on the statements of operations, below income from continuing operations and income from discontinued operations.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the three months ended March 31, 2014, the Company acquired the following property (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below- Market Lease Liabilities	Other		Total Purchase Price
222 Main	Salt Lake City	UT	02/27/2014	$5,700	$137,660	$19,182	$3,108	$(367)	$4,477	(1)	$169,760
_____________________
(1) The property is subject to certain property tax reimbursements from the city’s redevelopment agency. The estimated fair value of the property tax reimbursements of $4.5 million is recorded as deferred financing costs, prepaid expenses and other assets on the Company’s consolidated balance sheet as of the acquisition date and is amortized over the projected property tax reimbursement period of approximately 9.5 years.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
222 Main	10.1	10.6	8.2
The Company recorded the real estate acquisition as a business combination and expensed $2.0 million of acquisition costs. For the three months ended March 31, 2014, the Company recognized $1.4 million of total revenues and $0.8 million of operating expenses from this property.

4.	REAL ESTATE
As of March 31, 2014, the Company’s real estate portfolio was composed of 12 office properties encompassing in the aggregate approximately 5.3 million rentable square feet. As of March 31, 2014, the Company’s real estate portfolio was collectively 90% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2014 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,374	$(5,468)	$41,906
Town Center	03/27/2012	Plano	TX	Office	118,637	(12,399)	106,238
McEwen Building	04/30/2012	Franklin	TN	Office	40,326	(4,145)	36,181
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,483	(3,107)	26,376
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	48,701	(4,064)	44,637
RBC Plaza	01/31/2013	Minneapolis	MN	Office	129,064	(7,955)	121,109
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	88,929	(3,551)	85,378
Preston Commons	06/19/2013	Dallas	TX	Office	116,043	(4,809)	111,234
Sterling Plaza	06/19/2013	Dallas	TX	Office	76,982	(3,554)	73,428
201 Spear Street	12/03/2013	San Francisco	CA	Office	126,630	(1,424)	125,206
500 West Madison	12/16/2013	Chicago	IL	Office	419,941	(6,391)	413,550
222 Main	02/27/2014	Salt Lake City	UT	Office	162,542	(540)	162,002
					$1,404,652	$(57,407)	$1,347,245
As of March 31, 2014, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$413,550	27.8%	$33,958	$25.42	92.3%
222 Main	Salt Lake City, UT	426,657	162,002	10.9%	13,163	36.22	85.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2014, the leases had remaining terms, excluding options to extend, of up to 12.7 years with a weighted-average remaining term of 5.3 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.6 million and $4.7 million as of March 31, 2014 and December 31, 2013, respectively.
During the three months ended March 31, 2014 and 2013, the Company recognized deferred rent from tenants of $2.2 million and $0.7 million, respectively. As of March 31, 2014 and December 31, 2013, the cumulative deferred rent balance was $10.0 million and $7.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.3 million and $0.3 million of unamortized lease incentives as of March 31, 2014 and December 31, 2013, respectively.
As of March 31, 2014, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2014 through December 31, 2014	$86,351
2015	111,214
2016	103,414
2017	88,832
2018	75,940
Thereafter	231,393
$697,144
As of March 31, 2014, the Company had approximately 500 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	95	$34,342	27.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2014, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Geographic Concentration Risk
As of March 31, 2014, the Company’s net investments in real estate in Illinois, Texas and Utah represented 28%, 25% and 13% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, Texas and Utah real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Disposition
Las Cimas IV
On October 28, 2011, the Company, through an indirect wholly owned subsidiary, acquired a five-story office building containing 138,008 rentable square feet located on 9.7 acres of land in Austin, Texas (“Las Cimas IV”). The purchase price of Las Cimas IV was $35.7 million plus closing costs. On February 19, 2014, the Company sold Las Cimas IV for $43.2 million, resulting in a gain of $10.9 million, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser was not affiliated with the Company or the Advisor.
For the three months ended March 31, 2014 and 2013, Las Cimas IV had revenues of $0.6 million and $1.1 million, respectively. For the three months ended March 31, 2014 and 2013, Las Cimas IV had total expenses of $0.4 million and $1.2 million, respectively. The results of operations from Las Cimas IV were included in continuing operations on the Company’s consolidated statements of operations.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2014 and December 31, 2013, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Cost	$141,960	$123,830	$11,025	$7,989	$(30,058)	$(29,736)
Accumulated Amortization	(21,438)	(16,237)	(783)	(387)	4,089	2,616
Net Amount	$120,522	$107,593	$10,242	$7,602	$(25,969)	$(27,120)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Amortization	$(6,252)	$(2,553)	$(469)	$(86)	$1,523	$269

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

6.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2014 and December 31, 2013, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2014 (1)	Book Value as of March 31, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	$17,431	$17,492	$17,190	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of March 31, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2014, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of March 31, 2014.
The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2014 (in thousands):

Real estate loan receivable - December 31, 2013	$17,190
Advances on real estate loan receivable	348
Principal repayments received on real estate loan receivable	(40)
Amortization of closing costs and origination fees on originated real estate loan receivable	(6)
Real estate loan receivable - March 31, 2014	$17,492

For the three months ended March 31, 2014 and 2013, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Contractual interest income	$326	$257
Amortization of closing costs and origination fees	(6)	(6)
Interest income from real estate loan receivable	$320	$251
As of March 31, 2014, the borrower under the Aberdeen First Mortgage Loan was current on its payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

7.	NOTES PAYABLE
As of March 31, 2014 and December 31, 2013, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of March 31, 2014(1)	Effective Interest Rate as of March 31, 2014 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (3)	130,000	170,000	One-month LIBOR + 1.75%	1.90%	Interest Only	04/01/2018
RBC Plaza Mortgage Loan (4)	68,730	68,730	One-month LIBOR + 1.80%	2.59%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	161,960	161,960	One-month LIBOR + 1.50%	2.80%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	255,000	255,000	One-month LIBOR + 1.65%	2.94%	Interest Only	12/16/2018
222 Main Mortgage Loan (7)	102,700	—	3.97%	3.97%	(7)	03/01/2021
Total Notes Payable	$793,390	$730,690
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2014. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2014, where applicable. For further information regarding the Company's derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of March 31, 2014, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn and 201 Spear Street. The face amount of the Portfolio Loan is $200.0 million, of which $130.0 million is term debt and $70.0 million is revolving debt. As of March 31, 2014, the outstanding balance under the loan was $130.0 million and was composed of $130.0 million of term debt. As of March 31, 2014, an additional $19.4 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $50.6 million of revolving debt is available for future disbursements upon us meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. Also see “Recent Financing Transactions - Amendment and Restatement of Portfolio Loan.”
(4) As of March 31, 2014, $68.7 million had been disbursed to the Company and $7.2 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza. As of March 31, 2014, $162.0 million had been disbursed to the Company and $8.8 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
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
(7) See “Recent Financing Transactions – 222 Main Mortgage Loan.”
As of March 31, 2014 and December 31, 2013, the Company’s deferred financing costs were $7.0 million and $5.9 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2014 and 2013, the Company incurred $5.3 million and $1.4 million of interest expense, respectively. As of March 31, 2014 and December 31, 2013, $1.9 million and $1.2 million of interest expense were payable, respectively. Included in interest expense for the three months ended March 31, 2014 and 2013 were $0.5 million and $0.3 million of amortization of deferred financing costs, respectively. Included in interest expense for the three months ended March 31, 2014 and 2013 were $1.0 million and $0.1 million of interest incurred as a result of the Company’s interest rate swap agreements, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2014 (in thousands):

April 1, 2014 through December 31, 2014	$—
2015	20,000
2016	1,357
2017	232,563
2018	441,949
Thereafter	97,521
$793,390
The Company’s notes payable contain financial debt covenants. As of March 31, 2014, the Company was in compliance with these debt covenants.
Recent Financing Transactions
222 Main Mortgage Loan
On February 27, 2014, in connection with the acquisition of 222 Main, the Company, through an indirect wholly owned subsidiary (the “222 Main Owner”), entered into a seven-year mortgage loan with an unaffiliated lender, for borrowings of $102.7 million secured by 222 Main (the “222 Main Mortgage Loan”). The 222 Main Mortgage Loan matures on March 1, 2021 and bears interest at a fixed rate of 3.97%. Monthly payments are initially interest-only. Beginning April 1, 2016, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity. The 222 Main Owner has the right to repay the loan in whole, but not in part, on or after September 1, 2017 subject to certain conditions and possible fees as described in the loan documents.
KBS REIT Properties III (“REIT Properties III”), the Company’s wholly owned subsidiary, is providing a limited guaranty of the 222 Main Mortgage Loan with respect to certain potential fees, costs, expenses, losses or damages incurred or suffered by the lender as a result of certain intentional actions committed by the 222 Main Owner in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the 222 Main Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the 222 Main Owner, certain direct or indirect transfers or financings of 222 Main in violation of the loan documents and the violation of certain other terms of the loan documents by the 222 Main Owner.
Amendment and Restatement of Portfolio Loan
On April 30, 2012, the Company, through indirect wholly owned subsidiaries, entered into a two-year portfolio loan secured by Domain Gateway, Las Cimas IV and the McEwen Building with an unaffiliated lender, for an amount up to $100.0 million (the “Portfolio Loan”). Subsequently, the Company added Gateway Tech Center, the Tower on Lake Carolyn and 201 Spear Street as additional collateral for the Portfolio Loan.  Additionally, the Company entered into a loan modification agreement to increase the face amount of the loan to $200.0 million, of which $80.0 million was non-revolving debt and $120.0 million was revolving debt, and to extend the initial maturity date to February 1, 2016, with two one-year extension options, subject to certain conditions contained in the loan agreement. On February 19, 2014, in connection with its disposition, Las Cimas IV was released as collateral to the Portfolio Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

On March 13, 2014, the Company entered into an amended and restated loan agreement to extend the initial maturity date of the Portfolio Loan to April 1, 2018, with a one-year extension option, subject to certain conditions contained in the loan agreement, and to modify the interest rate under the loan. The Portfolio Loan, as amended, bears interest at a floating rate of 175 basis points over one-month LIBOR and monthly payments are interest only with the entire balance due at maturity, assuming no prior prepayment. The Company has the right to prepay all or a portion of the Portfolio Loan, subject to certain fees and conditions contained in the loan agreement. The Portfolio Loan is composed of $130.0 million of non-revolving debt and $70.0 million of revolving debt. The availability of the revolving debt is subject to certain conditions contained in the loan documents. During the term of the Portfolio Loan, the Company has an option, which may be exercised up to three times, to increase the loan amount to a maximum of $350.0 million, of which 65% would be non-revolving debt and 35% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
REIT Properties III is providing a guaranty of up to 25% of the outstanding principal balance under the Portfolio Loan, as such amount may be adjusted from time to time pursuant to the terms of the loan documents. Additionally, REIT Properties III is providing a guaranty of any deficiency, loss or damage suffered by the lender under the Portfolio Loan that may result from certain intentional acts committed by the borrowers under the loan, or that may result from certain bankruptcy or insolvency proceedings involving the borrowers, pursuant to the terms of the repayment guaranty.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2014 and December 31, 2013. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	March 31, 2014	December 31, 2013
Interest Rate Swap	02/01/2013	02/01/2017	$68,730	One-month LIBOR/ Fixed at 0.79%	$(2)	$25
Interest Rate Swap	04/02/2013	03/27/2018	56,600	One-month LIBOR/ Fixed at 1.07%	552	631
Interest Rate Swap	05/01/2013	03/27/2018	18,400	One-month LIBOR/ Fixed at 0.86%	334	369
Interest Rate Swap (1)	07/01/2013	06/01/2018	148,000	One-month LIBOR/ Fixed at 1.41%	(776)	(721)
Interest Rate Swap	03/03/2014	12/16/2018	215,000	One-month LIBOR/ Fixed at 1.51%	840	1,875
Total derivatives designated as hedging instruments			$506,730		$948	$2,179
_____________________
(1) The Company entered into an interest rate swap agreement with Bank of America, N.A., which effectively fixes the interest rate on a $148.0 million portion of the National Office Portfolio Mortgage Loan at 2.91% from July 1, 2013 through May 31, 2017, and which will effectively fix the interest rate on $100.0 million at 2.91% from June 1, 2017 through May 31, 2018.
Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized losses of $1.2 million and $1.3 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three months ended March 31, 2014 and 2013, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flows. As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $1.0 million and $0.1 million of interest expense related to the effective portion of cash flow hedges during the three months ended March 31, 2014 and 2013, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the three months ended March 31, 2014 and 2013, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months totaled $5.7 million as of March 31, 2014 and was included in accumulated other comprehensive income.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
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
March 31, 2014
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of March 31, 2014 and December 31, 2013, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$17,431	$17,492	$17,205	$17,123	$17,190	$16,877
Financial liabilities:
Notes payable	$793,390	$793,390	$792,798	$730,690	$730,690	$726,162
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
During the three months ended March 31, 2014, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$1,726	$—	$1,726	$—
Liability derivatives	(778)	—	(778)	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
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
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the three months ended March 31, 2014 and 2013, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2014 and 2013, respectively, and any related amounts payable as of March 31, 2014 and December 31, 2013 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2014	2013	2014	2013
Expensed
Asset management fees (1)	$2,459	$764	$910	$—
Reimbursement of operating expenses (2)	27	25	—	—
Real estate acquisition fees	1,705	1,255	—	—
Additional Paid-in Capital
Selling commissions	8,202	3,072	—	—
Dealer manager fees	3,955	1,488	—	—
Reimbursable other offering costs (3)	1,122	872	440	57
	$17,470	$7,476	$1,350	$57
_____________________
(1) As of March 31, 2014, the Company had accrued and deferred payment of $0.9 million of asset management fees. See “Advisory Agreement Amendment” below.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $27,000 and $25,000 for the three months ended March 31, 2014 and 2013, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Amounts include $0.2 million incurred by the Dealer Manager related to the Follow-on Offering for the three months ended March 31, 2014. The Company may not reimburse the Dealer Manager for these expenses to the extent that total organization and offering expenses incurred by the Company exceed 15% of the aggregate gross proceeds from the Follow-on Offering. As of March 31, 2014, the Company had not commenced the Follow-on Offering, and as such the Company recorded all offering costs incurred related to the Follow-on Offering, including the $0.2 million incurred by the Dealer Manager, as deferred financing costs, prepaid expenses and other assets on its consolidated balance sheet.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three months ended March 31, 2014, the Advisor incurred $88,000 for the costs of the supplemental coverage obtained by the Company.
Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in each of the Offering and the Follow-on Offering exceed 15% of the gross offering proceeds of the respective offering. As of March 31, 2014, organizational and offering costs in the Offering did not exceed 15% of the gross offering proceeds. From inception through March 31, 2014, the Company had recorded $1.3 million of offering costs related to the Follow-on Offering. As of March 31, 2014, the Company had not commenced the Follow-on Offering and as such, the Company recorded $1.3 million as deferred financing costs, prepaid expenses and other assets on its consolidated balance sheet, of which $0.2 million was incurred by the Dealer Manager.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

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
However, notwithstanding the foregoing, any and all deferred asset management fees that are unpaid will become immediately due and payable at such time as the Company's stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8.0% per year cumulative, noncompounded return on such net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company's share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company's stockholders to have received any minimum return in order for the Advisor to receive deferred asset management fees. As of March 31, 2014, the Company had accrued and deferred payment of $0.9 million of asset management fees under this amendment, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
11. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2014 and 2013. The Company acquired one office building during the three months ended March 31, 2014, which was accounted for as a business combination. The following unaudited pro forma information for the three months ended March 31, 2014 and 2013 has been prepared to give effect to the acquisition of 222 Main as if the acquisition occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended March 31,
	2014	2013
Revenues	$43,838	$17,003
Depreciation and amortization	$18,252	$7,699
Net income (loss)	$8,467	$(2,802)
Net income (loss) per common share, basic and diluted	$0.11	$(0.08)
Weighted-average number of common shares outstanding, basic and diluted	77,583,054	37,326,052
The unaudited pro forma information for the three months ended March 31, 2014 was adjusted to exclude $2.0 million of acquisition costs related to the above property incurred in 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2014.

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. As of May 2, 2014, the Company had sold 88,335,764 shares of common stock in the Offering for gross offering proceeds of $878.7 million, including 2,998,558 shares of common stock sold under its dividend reinvestment plan for gross offering proceeds of $28.5 million. Also as of May 2, 2014, the Company had redeemed 477,725 of the shares sold in the Offering for $4.6 million.
Distributions Paid
On April 1, 2014, the Company paid distributions of $4.3 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2014 through March 31, 2014. On May 1, 2014, the Company paid distributions of $4.5 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2014 through April 30, 2014.
Distributions Declared
On May 5, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2014 through June 30, 2014, which the Company expects to pay in July 2014, and distributions based on daily record dates for the period from July 1, 2014 through July 31, 2014, which the Company expects to pay in August 2014. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

•
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination or acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

•
Because investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs or KBS-advised investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
If we do not raise significant proceeds in our public offerings, we may not be able to acquire as diverse a portfolio of real estate investments as we otherwise would, which may cause the value of an investment in us to vary more widely with the performance of specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds, therefore, could increase the risk that our stockholders will lose money in their investment.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of March 31, 2014, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

•
Our real estate investments and any future investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our real estate properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us and could in turn make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•
If we are unable to locate investments with attractive yields while we are investing the proceeds of our public offerings, our distributions and the long-term returns of our investors may be lower than they otherwise would.

•
We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; funding obligations under our real estate loan receivable; the acquisition or origination of real estate investments, which include payment of acquisition or origination fees to our advisor; and the repayment of debt. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

•	Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 16 to our Registration Statement (file no. 333-164703), each as filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview
We were formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011 and we intend to continue to operate in such a manner. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.
We intend to invest in a diverse portfolio of real estate investments. We expect our primary investment focus to be core real estate properties. The types of real estate properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also currently expect to allocate between 0 and 20% of our portfolio to real estate-related investments such as mortgage loans. As of March 31, 2014, we owned 12 office properties and had originated one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering and through March 31, 2014, we had sold 80,584,260 shares of common stock for gross offering proceeds of $801.7 million, including 2,523,237 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $24.0 million.
Our board of directors has extended the closing date of our primary initial public offering until the earlier of the sale of up to 200,000,000 shares, or up to $2,000,000,000 of shares, or the date the registration statement relating to our proposed follow-on offering (the “Follow-on Offering”) is declared effective by the SEC.
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
Our dealer manager has recommended that our offering stage last no longer than September 2015. Our offering stage will be based on a number of considerations, including our goal of raising sufficient proceeds to continue to acquire a diverse portfolio of real estate investments prior to seeking a liquidity event, the expected pace of sales of our common stock during 2014 and 2015, the current and anticipated composition and quality of our portfolio and the condition of the commercial real estate market. We will continue to monitor these factors and may adjust our anticipated offering stage as necessary based on these and other factors.
We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of the offering stage for our primary offering. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering.
We may terminate our primary offering or our dividend reinvestment plan offering at any time.
Also as of March 31, 2014, we had redeemed 421,339 shares sold in our initial public offering for $4.0 million.
As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of real estate investments. KBS Capital Advisors makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor owns 20,000 shares of our common stock. We have no paid employees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the sub-par recovery of the U.S. economy, and despite recent improvements regarding the pace of job growth, concerns persist regarding income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%.
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
The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. Using the U.S. treasury balance sheet to purchase U.S. treasury bonds and mortgage backed securities, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. At this point in time, it is unclear what the final cost or impact of this program will be. In December 2013, the speculation as to the possible end of QE programs was finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. The tapering of these purchases led to increased volatility in the emerging markets which has, in turn, triggered a global repricing of financial assets that has impacted stocks, bonds (both corporate and sovereign) and currencies.
Despite cuts to federal government spending, U.S. GDP has continued to grow at moderate level. In the third quarter of 2013, U.S. GDP increased at an annual rate of 4.1% and the third estimate of fourth quarter 2013 reflects an annual rate increase in U.S. GDP of 2.6%. A combination of pent-up U.S. consumer demand and global demand for U.S. equipment, machinery and airplanes has contributed to the strong growth.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefited from an inflow of foreign capital. Gateway markets such as New York City and San Francisco continue to benefit from a strong bid for commercial properties. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to pre-recession levels, but the majority of U.S. housing markets still have not recaptured the equity lost as a result of the recent recession, which weighs on consumer confidence. Impediments to a continued recovery in this market include rising interest rates, more stringent underwriting standards for borrowers and a potential slowdown in demand by institutional investors. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury securities and mortgage backed securities, is slowly being scaled down. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to increases in the cost of future mortgage financing.
In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting potential negative impact on the global financial markets remains of concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Europe has benefited from the emerging markets investor exodus and the yields on almost all European sovereign debt have declined.
Europe’s gain has come at the cost of emerging market countries such as South Africa, Turkey and Argentina. Capital outflows destabilized local markets for most of 2013, as investors struggled with the implications of the end of QE programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The global rating agencies continue to be vigilant in their analysis of the health of the global financial markets. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past two years, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations. Beginning in late 2013, these credit issues shifted away from the European sovereign credits to Asia and to some emerging market nations, such as Turkey, Russia, South America, Brazil and Argentina.
Overall, despite indications of recovery both in the United States and abroad, uncertainties abound. China’s export-based economy slowed and Japan embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program which, when combined with the adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Properties
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates became more volatile as the capital markets reacted to the December 2013 announcement of the tapering of QE.
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
As of March 31, 2014, we owned one fixed rate real estate loan receivable with a principal balance of $17.4 million and a carrying value of $17.5 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from our real estate portfolio, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, potentially negatively impacting the value of our investments. As of March 31, 2014, we had debt obligations in the aggregate principal amount of $793.4 million, all of which mature between 2015 and 2021, including principal amortization payments. We have a total of $102.7 million of fixed rate notes payable and $690.7 million of variable rate notes payable. The interest rates on $506.7 million of our variable rate notes payable are effectively fixed through interest rate swap agreements.

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
On March 24, 2011, we broke escrow in our initial public offering and through March 31, 2014, we had sold 80,584,260 shares for gross offering proceeds of $801.7 million, including 2,523,237 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $24.0 million. Also as of March 31, 2014, we had redeemed 421,339 shares sold in our initial public offering for $4.0 million. If we do not raise significant funds in our public offerings, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region and the value of an investment in us will be tied more closely to the performance of each individual asset we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise significant funds in our public offerings. Our inability to raise significant funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our board of directors has extended the closing date of our primary initial public offering until the earlier of the sale of up to 200,000,000 shares, or up to $2,000,000,000 of shares, or the date the registration statement relating to the Follow-on Offering is declared effective by the SEC.
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
Our dealer manager has recommended that our offering stage last no longer than September 2015. Our offering stage will be based on a number of considerations, including our goal of raising sufficient proceeds to continue to acquire a diverse portfolio of real estate investments prior to seeking a liquidity event, the expected pace of sales of our common stock during 2014 and 2015, the current and anticipated composition and quality of our portfolio and the current condition of the commercial real estate market. We will continue to monitor these factors and may adjust our anticipated offering stage as necessary based on these and other factors.
We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of the offering stage for our primary offering. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering.
We may terminate our primary offering or our dividend reinvestment plan offering at any time.
During the three months ended March 31, 2014, we acquired one office property. Our cash needs for that investment was met with proceeds from our ongoing initial public offering, proceeds from the sale of real estate and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate properties and real estate- related investment.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2014, we owned 12 office properties that were collectively 90% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of March 31, 2014, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of March 31, 2014, we had mortgage debt obligations in the aggregate principal amount of $793.4 million, all of which mature between 2015 and 2021, including principal amortization payments. As of March 31, 2014, we had $19.4 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We made distributions to our stockholders during the three months ended March 31, 2014 using debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2014 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of March 31, 2014, we owned 12 office properties and one real estate loan receivable. During the three months ended March 31, 2014, net cash used in operating activities was $0.2 million, compared to net cash provided by operating activities of $1.5 million during the three months ended March 31, 2013. Net cash provided by operating activities decreased in 2014 primarily as a result of acquisition fees and expenses and timing of payments for operating expenses, but we expect that our cash flow from operating activities will increase in future periods as a result of owning the investment acquired in 2014 for an entire period and anticipated future acquisitions or originations of real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $131.2 million for the three months ended March 31, 2014 and primarily consisted of the following:

•	$169.4 million for the acquisition of one real estate property;

•	$42.7 million of net proceeds from the sale of real estate;

•	$4.3 million of improvements to real estate; and

•	$0.3 million of advances on our real estate loan receivable.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the three months ended March 31, 2014, net cash provided by financing activities was $173.6 million and primarily consisted of the following:

•
$118.4 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $13.4 million, including $0.1 million of other organization and offering expenses related to the Follow-on Offering;

•
$61.1 million of net cash provided by debt financing as a result of proceeds from notes payable of $102.7 million, partially offset by principal payments on notes payable of $40.0 million and payments of deferred financing costs of $1.6 million;

•	$5.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $5.6 million; and

•	$0.5 million of cash used for redemptions of common stock.
Once we have fully invested the proceeds of our public offerings, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of March 31, 2014, our borrowings and other liabilities were approximately 56% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and our dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to pay fees to and reimburse our advisor, our dealer manager and/or their affiliates, as applicable, for organization and other offering costs related to our public offering.  See the discussion under “— Organization and Offering Costs” below. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. We also expect to pay fees to our advisor in connection with the disposition of properties.
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
On March 5, 2014, we and our advisor entered into an amendment to the advisory agreement. Pursuant to the amendment, with respect to asset management fees accruing from March 1, 2014, our advisor defers, without interest, our obligation to pay asset management fees for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the amendment. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the amendment.
As of March 31, 2014, we had accrued and deferred payment of $0.9 million of asset management fees under this amendment, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.  The amount of asset management fees deferred will vary on a month-to-month basis, especially during our offering stage as we may raise capital in our offering (and possibly future offerings) more quickly than we acquire income-producing assets. The total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the volume of capital raised in our offering, the speed with which we are able to deploy capital raised, the level of operating cash flow on future acquisitions, the performance of all of the properties in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals even after the initial deferrals are fully repaid.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2014 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$793,390	$—	$21,357	$674,512	$97,521
Interest payments on outstanding debt obligations (2)	96,646	16,862	42,077	26,451	11,256
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of March 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $4.8 million, excluding amortization of deferred financing costs totaling $0.5 million, during the three months ended March 31, 2014.
Results of Operations
Overview
Our results of operations as of March 31, 2014 are not indicative of those expected in future periods, as we broke escrow in our initial public offering on March 24, 2011 and have since been raising money in and investing the proceeds from our ongoing initial public offering. As of March 31, 2013, we owned seven office properties and one real estate loan receivable. As of March 31, 2014, we owned 12 office properties and one real estate loan receivable and had sold one office property. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investment acquired in 2014 for an entire period and anticipated future acquisitions of real estate investments. As a result, the results of operations presented for the three months ended March 31, 2014 and 2013 are not directly comparable.
Comparison of the three months ended March 31, 2014 versus the three months ended March 31, 2013
The following table provides summary information about our results of operations for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2014	2013
Rental income	$30,995	$10,171	$20,824	205%	$20,620	$204
Tenant reimbursements	9,483	3,064	6,419	209%	6,288	131
Interest income from real estate loan receivable	320	251	69	27%	—	69
Other operating income	938	180	758	421%	762	(4)
Operating, maintenance and management costs	10,485	3,269	7,216	221%	7,242	(26)
Real estate taxes and insurance	7,655	2,410	5,245	218%	5,029	216
Asset management fees to affiliate	2,459	764	1,695	222%	1,679	16
Real estate acquisition fees to affiliate	1,705	1,255	450	36%	450	n/a
Real estate acquisition fees and expenses	303	306	(3)	(1)%	(3)	n/a
General and administrative expenses	734	457	277	61%	277	n/a
Depreciation and amortization	17,269	6,138	11,131	181%	11,260	(129)
Interest expense	5,297	1,446	3,851	266%	3,344	507
Gain on sale of real estate, net	10,895	—	10,895	100%	10,895	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 related to real estate investments acquired and disposed of on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 with respect to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements from our real estate properties increased from $13.2 million for the three months ended March 31, 2013 to $40.5 million for the three months ended March 31, 2014 primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2013 for an entire period, partially offset by the sale of one of our properties during the three months ended March 31, 2014. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate property acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $251,000 during the three months ended March 31, 2013 to $320,000 during the three months ended March 31, 2014. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to vary in future periods as we make advances under the real estate loan receivable, or receive principal repayments and to the extent we make any additional investments in real estate loans receivable.
Operating, maintenance and management costs increased from $3.3 million for the three months ended March 31, 2013 to $10.5 million for the three months ended March 31, 2014, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2013 for an entire period, partially offset by the sale of one of our properties during the three months ended March 31, 2014. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate property acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Real estate taxes and insurance increased from $2.4 million for the three months ended March 31, 2013 to $7.7 million for the three months ended March 31, 2014, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2013 for an entire period, partially offset by the sale of one of our properties during the three months ended March 31, 2014. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate property acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Asset management fees with respect to our real estate investments increased from $0.8 million for the three months ended March 31, 2013 to $2.5 million for the three months ended March 31, 2014, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2013 for an entire period, partially offset by the sale of one of our properties during the three months ended March 31, 2014. We expect asset management fees to increase in future periods as a result of owning the real estate property acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties. As of March 31, 2014, $0.9 million of asset management fees were payable. For a discussion of deferred asset management fees, see “Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates increased from $1.6 million for the three months ended March 31, 2013 to $2.0 million for the three months ended March 31, 2014. The increase is primarily due to the difference in the total acquisition cost for the real estate property acquired during the three months ended March 31, 2013 of $124.0 million compared to the total acquisition cost for the real estate property acquired during the three months ended March 31, 2014 of $169.8 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $6.1 million for the three months ended March 31, 2013 to $17.3 million for the three months ended March 31, 2014, primarily as a result of the growth in our real estate portfolio and holding the real estate properties acquired in 2013 for an entire period, partially offset by the sale of one of our properties during the three months ended March 31, 2014. We expect depreciation and amortization to increase in future periods as a result of owning the real estate property acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $1.4 million for the three months ended March 31, 2013 to $5.3 million for the three months ended March 31, 2014. Included in interest expense is the amortization of deferred financing costs of $0.3 million and $0.5 million for the three months ended March 31, 2013 and 2014, respectively. The increase in interest expense is primarily due to increased borrowings as a result of our use of debt in acquiring real estate assets in 2013 and 2014. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate investments.
For the three months ended March 31, 2014, we sold one office property that resulted in a gain on sale of $10.9 million. During the three months ended March 31, 2013, we did not dispose of any properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, our dealer manager or their affiliates on our behalf, or we may pay these costs directly. Offering costs include all costs incurred or to be incurred by us in connection with our ongoing initial public offering or Follow-on Offering. Organization costs include all costs incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs in our ongoing initial public offering, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incur on our behalf.  However, at the termination of our primary initial public offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds. In addition, at the end of our primary initial public offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of gross offering proceeds. We reimburse our dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by us to our advisor or our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary initial public offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of March 31, 2014, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through March 31, 2014, including shares issued through our dividend reinvestment plan, we had sold 80,584,260 shares in our offering for gross offering proceeds of $801.7 million and incurred selling commissions and dealer manager fees of $71.2 million and organization and other offering costs of $15.5 million in our initial public offering.
In addition, from inception through March 31, 2014, we had recorded $1.3 million of offering costs related to the Follow-on Offering, of which approximately $0.2 million had been incurred by our dealer manager. Pursuant to the advisory agreement, our advisor would be obligated to reimburse us to the extent offering costs incurred by us in the Follow-on Offering exceed 15% of the gross offering proceeds of the offering. As of March 31, 2014, we had not commenced the Follow-on Offering and as such, we recorded $1.3 million as deferred financing costs, prepaid expenses and other assets on our consolidated balance sheet as of March 31, 2014. We may not reimburse our dealer manager for these expenses to the extent that total organization and offering expenses incurred by us exceed 15% of the aggregate gross proceeds from the Follow-on Offering. Since as of March 31, 2014, we had not commenced the Follow-on Offering we had reimbursed any amounts to our dealer manager related to the Follow-on Offering.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above-and below-market leases and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2014 and 2013 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2014	2013
Net income (loss)	$6,727	$(2,376)
Depreciation of real estate assets	6,222	1,877
Amortization of lease-related costs	11,047	4,261
Gain on sale of real estate, net	(10,895)	—
FFO	13,101	3,762
Straight-line rent and amortization of above- and below-market leases	(3,228)	(911)
Amortization of discounts and closing costs	6	6
Real estate acquisition fees to affiliate	1,705	1,255
Real estate acquisition fees and expenses	303	306
MFFO	$11,887	$4,418
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow used in operating activities were as follows for the first quarter of 2014 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow Used in Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2014	$11,661	$0.160	$5,392	$5,576	$10,968	$(194)
_____________________

(1)	Distributions for the period from January 1, 2014 through March 31, 2014 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2014, we paid aggregate distributions of $11.0 million, including $5.4 million of distributions paid in cash and $5.6 million of distributions reinvested through our dividend reinvestment plan. Our net income for the three months ended March 31, 2014 was $6.7 million. FFO for the three months ended March 31, 2014 was $13.1 million and cash flow used in operating activities was $0.2 million. See the reconciliation of FFO to net income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant periods or prior periods to fund distribution payments.
From inception through March 31, 2014, we paid cumulative distributions of $50.4 million and our cumulative net loss during the same period was $25.0 million. To the extent that we pay distributions from sources other than our cash flow provided by operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operating activities and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 16 to our Registration Statement (file no. 333-164703), each as filed with the SEC. Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. There have been no significant changes to our policies during 2014.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our ongoing initial public offering of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock on October 26, 2010. As of May 2, 2014, we had sold 88,335,764 shares of common stock in our offering for gross offering proceeds of $878.7 million, including 2,998,558 shares of common stock sold under our dividend reinvestment plan for gross offering proceeds of $28.5 million. Also as of May 2, 2014, we had redeemed 477,725 of the shares sold in our ongoing initial public offering for $4.6 million.
Distributions Paid
On April 1, 2014, we paid distributions of $4.3 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2014 through March 31, 2014. On May 1, 2014, we paid distributions of $4.5 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2014 through April 30, 2014.
Distributions Declared
On May 5, 2014, our board of directors declared distributions based on daily record dates for the period from June 1, 2014 through June 30, 2014, which we expect to pay in July 2014, and distributions based on daily record dates for the period from July 1, 2014 through July 31, 2014, which we expect to pay in August 2014. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage and other loans. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. We may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of March 31, 2014, the fair value and carrying value of our fixed rate real estate loan receivable was $17.2 million and $17.5 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2014, the fair value of our fixed rate debt was $102.0 million and the carrying value of our fixed rate debt was $102.7 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2014.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $184.0 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $506.7 million of our variable debt. Based on interest rates as of March 31, 2014, if interest rates were 100 basis points higher during the 12 months ending March 31, 2015, interest expense on our variable rate debt would increase by $1.8 million. As of March 31, 2014, one-month LIBOR was 0.152% and if this index was reduced to 0% during the 12 months ending March 31, 2015, interest expense on our variable rate debt would decrease by $0.3 million. As of March 31, 2014, we did not own any variable rate loans receivable.
The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2014 was 7.5%. The effective interest rate represents the effective interest rate as of March 31, 2014, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of March 31, 2014 were 4.0% and 2.7%, respectively.  The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2014 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook - Real Estate and Real Estate Finance Markets” herein, the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 16 to our Registration Statement (file no. 333-164703), each as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 16 to our Registration Statement (file no. 333-164703), each as filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares, or up to $2,000,000,000 of shares, of common stock in our primary offering and 80,000,000 shares, or up to $760,000,000 of shares, of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC as the dealer manager of our offering. We are offering up to 200,000,000 shares, or up to $2,000,000,000 of shares, of common stock in our primary offering at a price initially equal to $10.00 per share with discounts available to certain categories of purchasers. We are also offering up to 80,000,000 shares, or up to $760,000,000 of shares, under our dividend reinvestment plan at a price initially equal to $9.50 per share. We expect to announce and implement an updated primary offering price and dividend reinvestment plan price for new purchases of common stock on or about May 6, 2014, which prices will be effective for shares acquired beginning the day after the announcement.  Subscriptions dated on or before the date of the repricing announcement will be processed at the current offering prices and subscriptions dated after such date will be processed at the new offering prices, in each case subject to discounts that may be available for some categories of investors. Our board of directors may adjust the offering price of the primary offering shares or dividend reinvestment plan shares during the course of our ongoing initial public offering.

Our board of directors has extended the closing date of our primary initial public offering until the earlier of the sale of up to 200,000,000 shares, or up to $2,000,000,000 of shares, or the date the registration statement relating to our proposed Follow-on Offering is declared effective by the SEC.
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
Our dealer manager has recommended that our offering stage last no longer than September 2015. Our offering stage will be based on a number of considerations, including our goal of raising sufficient proceeds to continue to acquire a diverse portfolio of real estate investments prior to seeking a liquidity event, the expected pace of sales of our common stock during 2014 and 2015, the current and anticipated composition and quality of our portfolio and the current condition of the commercial real estate market. We will continue to monitor these factors and may adjust our anticipated offering stage as necessary based on these and other factors.
We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of the offering stage for our primary offering. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering.
We may terminate our primary offering or our dividend reinvestment plan offering at any time.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of March 31, 2014, we had sold 80,584,260 shares of common stock in our ongoing initial public offering for gross offering proceeds of $801.7 million, including 2,523,237 shares of common stock sold under our dividend reinvestment plan for gross offering proceeds of $24.0 million. As of March 31, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$71,226	Actual
Finders’ fees	—	Actual
Other underwriting compensation	6,592	Actual
Other organization and offering costs (excluding underwriting compensation)	8,914	Actual
Total expenses	$86,732

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.8%	Actual
From the commencement of our ongoing initial public offering through March 31, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $715.0 million, including net offering proceeds from our dividend reinvestment plan of $24.0 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to: the redemption of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; funding obligations under any of our real estate loans receivable; the acquisition or origination of real estate investments, which would include payment of acquisition fees or origination fees to our advisor; and the repayment of debt.
As of March 31, 2014, we had used the net proceeds from our initial public offering and debt financing to invest $1.5 billion in 13 real estate properties and one real estate-related investment, including $21.8 million of acquisition fees and origination fees, acquisition and origination expenses and closing costs. On February 19, 2014, we sold Las Cimas IV for $43.2 million, which proceeds have been and will be used to make investments.

c)	We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
On March 5, 2014, our board of directors approved the Third Amended and Restated Share Redemption Program (the “Third Amended Share Redemption Program”), which became effective on April 6, 2014. For information regarding the terms of our share redemption program prior to this amendment, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Share Redemption Program” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014. The amendments made in the Third Amended Share Redemption Program would not have affected the redemption prices or the number of shares redeemed during the three months ended March 31, 2014. Below are the material terms of the Third Amended Share Redemption Program.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

There are several limitations on our ability to redeem shares under the Third Amended Share Redemption Program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the Third Amended Share Redemption Program document), we may not redeem shares unless the stockholder has held the shares for one year.

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

For a stockholder’s shares to be eligible for redemption in a given month, the administrator must receive a written redemption request from the stockholder or from an authorized representative of the stockholder setting forth the number of shares requested to be redeemed at least five business days before the redemption date. If we cannot redeem all shares presented for redemption in any month because of the limitations on redemptions set forth in the Third Amended Share Redemption Program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement, as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares.
If we do not completely satisfy a redemption request on a redemption date because the program administrator did not receive the request in time, because of the limitations on redemptions set forth in the Third Amended Share Redemption Program or because of a suspension of the Third Amended Share Redemption Program, then we will treat the unsatisfied portion of the redemption request as a request for redemption at the next redemption date funds are available for redemption, unless the redemption request is withdrawn. Any stockholder can withdraw a redemption request by sending written notice to the program administrator, provided such notice is received at least five business days before the redemption date.
Unless our shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” and until such time as we establish an estimated value per share for a purpose other than to set the offering price to acquire a share in one of our primary public offerings, the prices at which we will initially redeem shares under the program are as follows:

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
We expect to establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our primary public offerings no later than the completion of our offering stage. Our offering stage will be complete when we are no longer publicly offering equity securities—whether through our initial public offering or follow-on public offerings—and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. For purposes of determining when our offering stage is complete, public equity offerings do not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our web site (such information may be provided by means of a link to our public filings on the SEC’s web site, www.sec.gov).
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
There were no other changes made in the Third Amended Share Redemption Program. The Third Amended Share Redemption Program became effective for redemptions under the program on April 6, 2014. The complete program document is filed as an exhibit to our Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2014, we fulfilled all redemption requests eligible for redemption under our share redemption program. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	10,011	$9.89	(3)
February 2014	19,240	$9.42	(3)
March 2014	25,665	$9.49	(3)
Total	54,916
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2013, our net proceeds from the dividend reinvestment plan were $12.4 million. During the three months ended March 31, 2014, we redeemed $0.5 million of shares of common stock and $11.9 million was available for redemptions of shares eligible for redemption for the remainder of 2014.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 30, 2010

4.1
Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.3
Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix A to supplement no. 30 to the Company’s prospectus included as part of Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 10, 2014

4.4	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed March 7, 2014

10.1
Purchase and Sale Agreement (related to 222 Main), by and between 222 S. Main Investments LLC and KBSIII 222 Main, LLC, dated as of January 31, 2014, incorporated by reference to Exhibit 10.120 to the Company’s Registration Statement on Form S-11, Commission File No. 333-186685, filed February 14, 2014

10.2
Deed of Trust, Security Agreement and Fixture Filing (related to 222 Main), by KBSIII 222 Main, LLC for the benefit of Metropolitan Life Insurance Company, dated as of February 27, 2014, incorporated by reference to Exhibit 10.117 to the Company’s Registration Statement on Form S-11, Commission File No. 333-186685, filed April 10, 2014

10.3
Guaranty of Recourse Obligations (related to 222 Main), by KBS REIT Properties III, LLC for the benefit of Metropolitan Life Insurance Company, dated as of February 27, 2014, incorporated by reference to Exhibit 10.118 to the Company’s Registration Statement on Form S-11, Commission File No. 333-186685, filed April 10, 2014

10.4
Promissory Note (related to 222 Main), by KBSIII 222 Main, LLC for the benefit of Metropolitan Life Insurance Company, dated as of February 27, 2014, incorporated by reference to Exhibit 10.119 to the Company’s Registration Statement on Form S-11, Commission File No. 333-186685, filed April 10, 2014

10.5
Amendment No. 1 to Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of March 5, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2014

10.6
Amended and Restated Repayment Guaranty (related to the Portfolio Loan), by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated as of March 10, 2014, incorporated by reference to Exhibit 10.121 to the Company’s Registration Statement on Form S-11, Commission File No. 333-186685, filed April 10, 2014

10.7
Amended and Restated Loan Agreement (related to the Portfolio Loan), by and among KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII West McEwen Drive, LLC, KBSIII Tower at Lake Carolyn, LLC, KBSIII 201 Spear Street, LLC and U.S. Bank National Association, dated as of March 10, 2014, incorporated by reference to Exhibit 10.122 to the Company’s Registration Statement on Form S-11, Commission File No. 333-186685, filed April 10, 2014

10.8
Second Amended and Restated Promissory Note (Revolving Loan) (related to the Portfolio Loan), by KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII West McEwen Drive, LLC, KBSIII Tower at Lake Carolyn, LLC and KBSIII 201 Spear Street, LLC for the benefit of Fifth Third Bank, dated as of March 10, 2014, incorporated by reference to Exhibit 10.123 to the Company’s Registration Statement on Form S-11, Commission File No. 333-186685, filed April 10, 2014

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits (continued)

Ex.	Description

10.9
Second Amended and Restated Promissory Note (Revolving Loan) (related to the Portfolio Loan), by KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII West McEwen Drive, LLC, KBSIII Tower at Lake Carolyn, LLC and KBSIII 201 Spear Street, LLC for the benefit of Union Bank, N.A., dated as of March 10, 2014, incorporated by reference to Exhibit 10.124 to the Company’s Registration Statement on Form S-11, Commission File No. 333-186685, filed April 10, 2014

10.10
Third Amended and Restated Promissory Note (Revolving Loan) (related to the Portfolio Loan), by KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII West McEwen Drive, LLC, KBSIII Tower at Lake Carolyn, LLC and KBSIII 201 Spear Street, LLC for the benefit of Regions Bank, dated as of March 10, 2014, incorporated by reference to Exhibit 10.125 to the Company’s Registration Statement on Form S-11, Commission File No. 333-186685, filed April 10, 2014

10.11
Third Amended and Restated Promissory Note (Revolving Loan) (related to the Portfolio Loan), by KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII West McEwen Drive, LLC, KBSIII Tower at Lake Carolyn, LLC and KBSIII 201 Spear Street, LLC for the benefit of U.S. Bank National Association, dated as of March 10, 2014, incorporated by reference to Exhibit 10.126 to the Company’s Registration Statement on Form S-11, Commission File No. 333-186685, filed April 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, filed March 8, 2013

99.2	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K, filed March 7, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 6, 2014	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 6, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)