Form 10-Q
period 2014-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2014-08-06
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐  No  ☒
As of August 4, 2014, there were 92,696,926 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate:
Land	$192,258	$172,658
Buildings and improvements	1,155,045	944,440
Tenant origination and absorption costs	148,068	123,830
Total real estate held for investment, cost	1,495,371	1,240,928
Less accumulated depreciation and amortization	(74,573)	(42,044)
Total real estate held for investment, net	1,420,798	1,198,884
Real estate held for sale, net	—	31,245
Total real estate, net	1,420,798	1,230,129
Real estate loan receivable, net	18,120	17,190
Cash and cash equivalents	132,362	33,189
Rents and other receivables, net	14,292	8,370
Above-market leases, net	10,506	7,602
Assets related to real estate held for sale	—	1,027
Deferred financing costs, prepaid expenses and other assets	21,566	13,887
Total assets	$1,617,644	$1,311,394
Liabilities and stockholders’ equity
Notes payable
Notes payable	$843,390	$700,022
Notes payable related to real estate held for sale	—	30,668
Total notes payable	843,390	730,690
Accounts payable and accrued liabilities	23,629	24,783
Due to affiliates	2,665	57
Distributions payable	4,781	3,587
Below-market leases, net	28,372	27,120
Liabilities related to real estate held for sale	—	210
Other liabilities	16,095	9,716
Total liabilities	918,932	796,163
Commitments and contingencies (Note 12)
Redeemable common stock	23,450	12,414
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 89,940,951 and 66,430,888 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	899	664
Additional paid-in capital	774,499	574,762
Accumulated other comprehensive (loss) income	(2,710)	2,179
Cumulative distributions and net losses	(97,426)	(74,788)
Total stockholders’ equity	675,262	502,817
Total liabilities and stockholders’ equity	$1,617,644	$1,311,394
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$33,591	$11,973	$64,585	$22,144
Tenant reimbursements	9,936	3,918	19,419	6,982
Interest income from real estate loan receivable	327	261	648	512
Other operating income	1,329	224	2,267	404
Total revenues	45,183	16,376	86,919	30,042
Expenses:
Operating, maintenance and management	10,154	4,169	20,639	7,438
Real estate taxes and insurance	8,413	3,221	16,068	5,630
Asset management fees to affiliate	2,725	919	5,184	1,683
Real estate acquisition fees to affiliate	853	2,695	2,558	3,950
Real estate acquisition fees and expenses	167	1,663	470	1,969
General and administrative expenses	891	611	1,626	1,069
Depreciation and amortization	19,293	7,312	36,562	13,450
Interest expense	6,269	1,918	11,566	3,364
Total expenses	48,765	22,508	94,673	38,553
Other income:
Other interest income	21	19	24	23
Gain on sale of real estate, net	—	—	10,895	—
Total other income	21	19	10,919	23
Net (loss) income	$(3,561)	$(6,113)	$3,165	$(8,488)
Net (loss) income per common share, basic and diluted	$(0.04)	$(0.17)	$0.04	$(0.26)
Weighted-average number of common shares outstanding, basic and diluted	87,278,000	36,616,023	80,055,877	33,177,117
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(3,561)	$(6,113)	$3,165	$(8,488)
Other comprehensive (loss) income:
Unrealized (losses) income on derivative instruments	(3,658)	1,887	(4,889)	636
Total other comprehensive (loss) income	(3,658)	1,887	(4,889)	636
Total comprehensive loss	$(7,219)	$(4,226)	$(1,724)	$(7,852)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2013 and the Six Months Ended June 30, 2014 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	27,148,131	$271	$231,792	$(24,842)	$—	$207,221
Net loss	—	—	—	(21,637)	—	(21,637)
Other comprehensive income	—	—	—	—	2,179	2,179
Issuance of common stock	39,574,268	396	393,009	—	—	393,405
Transfers to redeemable common stock	—	—	(7,172)	—	—	(7,172)
Redemptions of common stock	(291,511)	(3)	(2,780)	—	—	(2,783)
Distributions declared	—	—	—	(28,309)	—	(28,309)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(34,663)	—	—	(34,663)
Other offering costs	—	—	(5,424)	—	—	(5,424)
Balance, December 31, 2013	66,430,888	$664	$574,762	$(74,788)	$2,179	$502,817
Net income	—	—	—	3,165	—	3,165
Other comprehensive loss	—	—	—	—	(4,889)	(4,889)
Issuance of common stock	23,676,734	237	235,558	—	—	235,795
Transfers to redeemable common stock	—	—	(11,036)	—	—	(11,036)
Redemptions of common stock	(166,671)	(2)	(1,601)	—	—	(1,603)
Distributions declared	—	—	—	(25,803)	—	(25,803)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(20,476)	—	—	(20,476)
Other offering costs	—	—	(2,708)	—	—	(2,708)
Balance, June 30, 2014	89,940,951	$899	$774,499	$(97,426)	$(2,710)	$675,262
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$3,165	$(8,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,562	13,450
Noncash interest income on real estate-related investment	12	12
Deferred rents	(4,452)	(1,829)
Allowance for doubtful accounts	446	79
Amortization of above- and below-market leases, net	(2,237)	(512)
Amortization of deferred financing costs	929	545
Gain on sale of real estate	(10,895)	—
Changes in operating assets and liabilities:
Rents and other receivables	(1,823)	150
Deferred financing costs, prepaid expenses and other assets	(4,119)	(1,804)
Accounts payable and accrued liabilities	(2,316)	1,775
Other liabilities	4,033	2,293
Due to affiliates	2,410	—
Net cash provided by operating activities	21,715	5,671
Cash Flows from Investing Activities:
Acquisitions of real estate	(253,835)	(384,733)
Improvements to real estate	(7,689)	(2,488)
Proceeds from sale of real estate, net	42,740	—
Advances on real estate loan receivable	(1,019)	(669)
Principal repayments on real estate loan receivable	77	—
Net cash used in investing activities	(219,726)	(387,890)
Cash Flows from Financing Activities:
Proceeds from notes payable	152,700	284,090
Principal payments on notes payable	(40,000)	—
Payments of deferred financing costs	(1,911)	(3,880)
Proceeds from issuance of common stock	223,156	133,067
Payments to redeem common stock	(1,603)	(1,255)
Payments of commissions on stock sales and related dealer manager fees	(20,476)	(11,698)
Payments of other offering costs	(2,712)	(3,861)
Distributions paid to common stockholders	(11,970)	(5,378)
Net cash provided by financing activities	297,184	391,085
Net increase in cash and cash equivalents	99,173	8,866
Cash and cash equivalents, beginning of period	33,189	23,518
Cash and cash equivalents, end of period	$132,362	$32,384
Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,590	$2,424
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$12,639	$4,658
Increase in other offering costs payable	$243	$65
Increase in distributions payable	$1,194	$659
Increase in capital expenses payable	$498	$197
Liabilities assumed in connection with real estate acquisition	$967	$5,824
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor, as amended (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2014, the Advisor owned 20,000 shares of the Company’s common stock.
The Company has invested in and intends to invest in a diverse portfolio of real estate investments. The primary types of properties the Company invests in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company expects its primary investment focus to be core properties. The Company also currently expects to allocate between 0 and 20% of its portfolio to real estate-related investments such as mortgage loans. As of June 30, 2014, the Company owned 13 office properties and one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through June 30, 2014, the Company had sold 90,454,045 shares of common stock for gross offering proceeds of $900.1 million including 3,256,347 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $31.0 million. The Company’s board of directors has extended the closing date of the primary offering until the earlier of the sale of up to 200,000,000 shares, or up to $2,000,000,000 of shares, or the date the registration statement relating to the Company’s proposed follow-on offering (the “Follow-on Offering”) is declared effective by the SEC.
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
June 30, 2014
(unaudited)

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
As of June 30, 2014, the Company had redeemed 533,094 shares sold in the Offering for $5.1 million.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the six months ended June 30, 2014, the Company disposed of one office property.  As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all applicable periods presented.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2014 and 2013, respectively.
Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2014, respectively. Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2013, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2014 and 2013, respectively. For each day that was a record date for distributions during the three and six months ended June 30, 2014 and 2013, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2013 through June 30, 2013 and January 1, 2014 through June 30, 2014 was a record date for distributions.
Segments
The Company invests in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of June 30, 2014, the Company aggregated its investments in real estate properties into one reportable business segment.  The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment.  Prior to the reporting period commencing on January 1, 2014, the Company had identified two reportable business segments based on its investment types: real estate and real estate-related. However, based on the Company’s current investment portfolio and its future investment focus, the Company does not believe that its investment in a real estate-related investment is a reportable segment.
Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company does not expect the adoption of ASU No. 2014-09 to have an impact on its financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the six months ended June 30, 2014, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below- Market Lease Liabilities	Other		Total Purchase Price
222 Main	Salt Lake City	UT	02/27/2014	$5,700	$137,660	$19,182	$3,108	$(367)	$4,477	(1)	$169,760
Anchor Centre	Phoenix	AZ	05/22/2014	13,900	66,353	7,127	797	(4,119)	—		84,058
				$19,600	$204,013	$26,309	$3,905	$(4,486)	$4,477		$253,818
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
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
222 Main	10.1	10.6	8.2
Anchor Centre	6.9	2.9	7.8
The Company recorded each real estate acquisition as a business combination and expensed $3.0 million of acquisition costs. For the six months ended June 30, 2014, the Company recognized $6.3 million of total revenues and $3.6 million of operating expenses from these properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

4.	REAL ESTATE
As of June 30, 2014, the Company’s real estate portfolio was composed of 13 office properties encompassing in the aggregate approximately 5.6 million rentable square feet. As of June 30, 2014, the Company’s real estate portfolio was collectively 89% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2014 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,374	$(6,006)	$41,368
Town Center	03/27/2012	Plano	TX	Office	117,867	(13,267)	104,600
McEwen Building	04/30/2012	Franklin	TN	Office	40,334	(4,674)	35,660
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,387	(3,451)	25,936
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	49,397	(4,829)	44,568
RBC Plaza	01/31/2013	Minneapolis	MN	Office	130,447	(9,560)	120,887
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	88,930	(4,678)	84,252
Preston Commons	06/19/2013	Dallas	TX	Office	116,272	(6,353)	109,919
Sterling Plaza	06/19/2013	Dallas	TX	Office	77,393	(4,568)	72,825
201 Spear Street	12/03/2013	San Francisco	CA	Office	127,370	(2,500)	124,870
500 West Madison	12/16/2013	Chicago	IL	Office	420,251	(12,054)	408,197
222 Main	02/27/2014	Salt Lake City	UT	Office	162,671	(2,160)	160,511
Anchor Centre	05/22/2014	Phoenix	AZ	Office	87,678	(473)	87,205
					$1,495,371	$(74,573)	$1,420,798
As of June 30, 2014, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$408,197	25.2%	$33,841	$25.45	91.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2014, the leases had remaining terms, excluding options to extend, of up to 12.4 years with a weighted-average remaining term of 5.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.7 million and $4.7 million as of June 30, 2014 and December 31, 2013, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

During the six months ended June 30, 2014 and 2013, the Company recognized deferred rent from tenants of $4.5 million and $1.8 million, respectively. As of June 30, 2014 and December 31, 2013, the cumulative deferred rent balance was $12.3 million and $7.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.4 million and $0.3 million of unamortized lease incentives as of June 30, 2014 and December 31, 2013, respectively.
As of June 30, 2014, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2014 through December 31, 2014	$61,408
2015	121,752
2016	115,229
2017	100,112
2018	85,528
Thereafter	256,426
$740,455
As of June 30, 2014, the Company’s real estate properties were leased to approximately 500 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	99	$35,693	27.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2014, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of June 30, 2014, the Company’s net investments in real estate in Illinois, Texas and Utah represented 25%, 23% and 12% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, Texas and Utah real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

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
For the six months ended June 30, 2014, Las Cimas IV had revenues of $0.6 million and total expenses of $0.4 million. For the three and six months ended June 30, 2013, Las Cimas IV had revenues of $1.1 million and $2.2 million, respectively. For the three and six months ended June 30, 2013, Las Cimas IV had total expenses of $1.2 million and $2.5 million, respectively. The results of operations from Las Cimas IV were included in continuing operations on the Company’s consolidated statements of operations.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2014 and December 31, 2013, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Cost	$148,068	$123,830	$11,791	$7,989	$(33,929)	$(29,736)
Accumulated Amortization	(27,309)	(16,237)	(1,285)	(387)	5,557	2,616
Net Amount	$120,759	$107,593	$10,506	$7,602	$(28,372)	$(27,120)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(6,890)	$(2,953)	$(534)	$(78)	$1,717	$407

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(13,142)	$(5,506)	$(1,003)	$(164)	$3,240	$676

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

6.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2014 and December 31, 2013, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2014 (1)	Book Value as of June 30, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	$18,065	$18,120	$17,190	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of June 30, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2014, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of June 30, 2014.
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2014 (in thousands):

Real estate loan receivable - December 31, 2013	$17,190
Advances on real estate loan receivable	1,019
Principal repayments received on real estate loan receivable	(77)
Amortization of closing costs and origination fees on originated real estate loan receivable	(12)
Real estate loan receivable - June 30, 2014	$18,120

For the three and six months ended June 30, 2014 and 2013, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractual interest income	$333	$267	$660	$524
Amortization of closing costs and origination fees	(6)	(6)	(12)	(12)
Interest income from real estate loan receivable	$327	$261	$648	$512
As of June 30, 2014, the borrower under the Aberdeen First Mortgage Loan was current on its payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

7.	NOTES PAYABLE
As of June 30, 2014 and December 31, 2013, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of June 30, 2014(1)	Effective Interest Rate as of June 30, 2014 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (3)	130,000	170,000	One-month LIBOR + 1.75%	1.90%	Interest Only	04/01/2018
RBC Plaza Mortgage Loan (4)	68,730	68,730	One-month LIBOR + 1.80%	2.59%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	161,960	161,960	One-month LIBOR + 1.50%	2.80%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	255,000	255,000	One-month LIBOR + 1.65%	2.94%	Interest Only	12/16/2018
222 Main Mortgage Loan (7)	102,700	—	3.97%	3.97%	(7)	03/01/2021
Anchor Centre Mortgage Loan (8)	50,000	—	One-month LIBOR + 1.50%	1.65%	(8)	06/01/2017
Total Notes Payable	$843,390	$730,690
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2014. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2014, where applicable. For further information regarding the Company's derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of June 30, 2014, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn and 201 Spear Street. The face amount of the Portfolio Loan is $200.0 million, of which $130.0 million is term debt and $70.0 million is revolving debt. As of June 30, 2014, the outstanding balance under the loan was $130.0 million and was composed of $130.0 million of term debt. As of June 30, 2014, an additional $37.3 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $32.7 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the term of the Portfolio Loan, the Company has an option, which may be exercised up to three times, to increase the loan amount to a maximum of $350.0 million, of which 65% would be non-revolving debt and 35% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(4) As of June 30, 2014, $68.7 million had been disbursed to the Company and $7.2 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza. As of June 30, 2014, $162.0 million had been disbursed to the Company and $8.8 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
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
(7) Monthly payments are initially interest-only. Beginning April 1, 2016, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(8) See “Recent Financing Transactions – Anchor Centre Mortgage Loan.”
As of June 30, 2014 and December 31, 2013, the Company’s deferred financing costs were $6.9 million and $5.6 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

During the three and six months ended June 30, 2014, the Company incurred $6.3 million and $11.6 million of interest expense, respectively. During the three and six months ended June 30, 2013, the Company incurred $1.9 million and $3.4 million of interest expense, respectively. As of June 30, 2014 and December 31, 2013, $1.9 million and $1.2 million of interest expense were payable, respectively. Included in interest expense for the three and six months ended June 30, 2014 were $0.4 million and $0.9 million of amortization of deferred financing costs, respectively, and $1.5 million and $2.4 million of interest incurred as a result of the Company’s interest rate swap agreements, respectively. Included in interest expense for the three and six months ended June 30, 2013 were $0.3 million and $0.5 million of amortization of deferred financing costs, respectively, and $0.2 million and $0.3 million of interest incurred as a result of the Company’s interest rate swap agreements, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2014 (in thousands):

July 1, 2014 through December 31, 2014	$—
2015	20,000
2016	1,357
2017	282,563
2018	441,949
Thereafter	97,521
$843,390
The Company’s notes payable contain financial debt covenants. As of June 30, 2014, the Company was in compliance with these debt covenants.
Recent Financing Transactions
Anchor Centre Mortgage Loan
On May 22, 2014, in connection with the acquisition of Anchor Centre, the Company, through an indirect wholly owned subsidiary (the “Anchor Centre Buyer”), entered into a three-year secured mortgage loan with an unaffiliated lender for borrowings of up to $53.2 million secured by Anchor Centre (the “Anchor Centre Mortgage Loan”). At closing, $50.0 million of the loan had been funded and the remaining $3.2 million was available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Anchor Centre Mortgage Loan matures on June 1, 2017, with three one-year extension options, subject to certain terms and conditions contained in the loan documents. The Anchor Centre Mortgage Loan bears interest at a floating rate of 150 basis points over one-month LIBOR. Monthly payments are initially interest-only. Monthly payments during the second and third extension periods would consist of principal and interest, with monthly principal payments of $50,365. The Anchor Centre Buyer has the right to repay the loan in part and in whole subject to an exit fee, in certain circumstances, and other fees, expenses and conditions, all as described in the loan documents.
KBS REIT Properties III, LLC (“REIT Properties III”), the Company’s wholly owned subsidiary, is providing a guaranty of 25% of the principal outstanding under the Anchor Centre Mortgage Loan on the date the loan becomes due and payable in full. REIT Properties III is also providing a guaranty of 100% of any deficiency, loss or damage suffered by the lender under the Anchor Centre Mortgage Loan as a result of certain (i) intentional actions committed by the Anchor Centre Buyer and/or REIT Properties III in violation of the loan documents, or (ii) bankruptcy or insolvency proceedings involving the Anchor Centre Buyer.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

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
The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2014 and December 31, 2013. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2014	December 31, 2013
Interest Rate Swap	02/01/2013	02/01/2017	$68,730	One-month LIBOR/ Fixed at 0.79%	$(176)	$25
Interest Rate Swap	04/02/2013	03/27/2018	56,600	One-month LIBOR/ Fixed at 1.07%	160	631
Interest Rate Swap	05/01/2013	03/27/2018	18,400	One-month LIBOR/ Fixed at 0.86%	197	369
Interest Rate Swap (1)	07/01/2013	06/01/2018	148,000	One-month LIBOR/ Fixed at 1.41%	(1,572)	(721)
Interest Rate Swap	03/03/2014	12/16/2018	215,000	One-month LIBOR/ Fixed at 1.51%	(1,094)	1,875
Interest Rate Swap	06/01/2015	06/1/2018	50,000	One-month LIBOR/ Fixed at 1.68%	(225)	—
Total derivatives designated as hedging instruments			$556,730		$(2,710)	$2,179
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized losses of $3.7 million and $4.9 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2014, respectively. The Company recorded unrealized gain of $1.9 million and $0.6 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2013, respectively. Amounts in accumulated other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flows. As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $1.5 million and $2.4 million of interest expense related to the effective portion of cash flow hedges during the three and six months ended June 30, 2014, respectively. As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $0.2 million and $0.3 million of interest expense related to the effective portion of cash flow hedges during the three and six months ended June 30, 2013, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the three and six months ended June 30, 2014 and 2013, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months totaled $5.8 million as of June 30, 2014 and was included in accumulated other comprehensive income (loss).

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
June 30, 2014
(unaudited)

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of June 30, 2014 and December 31, 2013, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$18,065	$18,120	$17,856	$17,123	$17,190	$16,877
Financial liabilities:
Notes payable	$843,390	$843,390	$843,720	$730,690	$730,690	$726,162
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

During the six months ended June 30, 2014, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$357	$—	$357	$—
Liability derivatives	(3,067)	—	(3,067)	—

10.	RELATED PARTY TRANSACTIONS
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
During the three and six months ended June 30, 2014 and 2013, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2014 and 2013, respectively, and any related amounts payable as of June 30, 2014 and December 31, 2013 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Expensed
Asset management fees (1)	$2,725	$919	5,184	1,683	$2,410	$—
Reimbursement of operating expenses (2)	36	33	$63	$58	—	—
Real estate acquisition fees	853	2,695	2,558	3,950	—	—
Additional Paid-in Capital
Selling commissions	5,579	4,723	13,781	7,795	—	—
Dealer manager fees	2,740	2,415	6,695	3,903	—	—
Reimbursable other offering costs	565	499	1,687	1,371	255	57
	$12,498	$11,284	$29,968	$18,760	$2,665	$57
_____________________
(1) As of June 30, 2014, the Company had accrued and deferred payment of $2.4 million of asset management fees. See “Advisory Agreement Amendment” below.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $36,000 and $63,000 for the three and six months ended June 30, 2014, respectively, and $33,000 and $58,000 for the three and six months ended June 30, 2013, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage. During the six months ended June 30, 2014, the Advisor incurred $88,000 for the costs of the supplemental coverage obtained by the Company.
Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in each of the Offering and the Follow-on Offering exceed 15% of the gross offering proceeds of the respective offering. As of June 30, 2014, organizational and offering costs in the Offering did not exceed 15% of the gross offering proceeds. From inception through June 30, 2014, the Company had recorded $1.2 million of offering costs related to the Follow-on Offering. As of June 30, 2014, the Company had not commenced the Follow-on Offering and as such, the Company recorded $1.2 million as deferred financing costs, prepaid expenses and other assets on its consolidated balance sheet.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
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
As of June 30, 2014, the Company had accrued and deferred payment of $2.4 million of asset management fees under this amendment, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
11. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following unaudited pro forma information for the three and six months ended June 30, 2014 and 2013 has been prepared to give effect to the acquisition of 222 Main as if the acquisition occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$45,183	$19,713	$88,625	$36,717
Depreciation and amortization	$19,293	$8,873	$37,292	$16,571
Net (loss) income	$(3,561)	$(6,539)	$2,535	$(9,339)
Net (loss) income per common share, basic and diluted	$(0.04)	$(0.15)	$0.03	$(0.23)
Weighted-average number of common shares outstanding, basic and diluted	87,278,000	44,231,308	82,454,061	40,792,402
The unaudited pro forma information for the six months ended June 30, 2014 was adjusted to exclude $2.0 million of acquisition costs related to 222 Main incurred in 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2014.

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. As of August 4, 2014, the Company had sold 93,222,846 shares of common stock in the Offering for gross offering proceeds of $928.5 million, including 3,776,275 shares of common stock sold under its dividend reinvestment plan for gross offering proceeds of $36.2 million. Also as of August 4, 2014, the Company had redeemed 545,920 of the shares sold in the Offering for $5.2 million.
Distributions Paid
On July 1, 2014, the Company paid distributions of $4.8 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2014 through June 30, 2014. On August 1, 2014, the Company paid distributions of $5.0 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2014 through July 31, 2014.
Distributions Declared
On July 8, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2014 through August 31, 2014, which the Company expects to pay in September 2014. On August 5, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2014 through September 30, 2014, which the Company expects to pay in October 2014, and distributions based on daily record dates for the period from October 1, 2014 through October 31, 2014, which the Company expects to pay in November 2014. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the prior primary public offering purchase price of $10.00 per share or a 6.26% annualized rate based on the current primary offering purchase price of $10.39 per share.
Probable Real Estate Acquisition
On July 24, 2014, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to acquire an office property containing 509,237 rentable square feet located on approximately 0.7 acres of land in Atlanta, Georgia (“171 17th Street”). The seller is not affiliated with the Company or the Advisor.  The contractual purchase price of 171 17th Street is $132.5 million plus closing costs. The Company is currently negotiating the terms of the mortgage loan. Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions.  There can be no assurance that we will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, the Company may forfeit up to $4.0 million of earnest money. As of July 29, 2014, 171 17th Street was approximately 89% leased to 11 tenants.

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

•
All of our executive officers, our affiliated directors and other key real estate and debt finance professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. As a result, our executive officers, our affiliated directors, some of our key real estate and debt finance professionals, our advisor and its affiliates face conflicts of interest, including significant conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. Furthermore, these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

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

•
Our advisor and its affiliates receive fees in connection with transactions involving the purchase or origination and management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increases our stockholders’ risk of loss. In addition, we have paid and will pay substantial fees to and expenses of our advisor, its affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed-upon investment returns, the investment return thresholds may be reduced subject to approval by our conflicts committee and to other limitations in our charter.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of June 30, 2014, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

•
Our charter does not require us to liquidate our assets and dissolve by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. Our shares cannot be readily sold and, if our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount from their public offering price.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Our current primary offering price of $10.39 per share may not be indicative of the price at which our shares would trade if they were listed on an exchange or actively traded. This updated offering price of shares of common stock to be sold in our ongoing primary initial public offering was determined by adding certain offering costs to the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of March 31, 2014. As such, the offering price of our shares is not a statement of our estimated net asset value per share, as the offering price takes into consideration the projected costs and expenses associated with raising capital in our ongoing initial public offering. These costs include selling commissions, dealer manager fees and certain other offering costs. The estimated net asset value per share was determined for the sole purpose of updating the offering prices in our primary initial public offering and in our dividend reinvestment plan offering. Moreover, the valuation methodologies used to establish the net asset value component of our updated offering prices are based upon a number of estimates and assumptions that may not be accurate or complete. Our board of directors may adjust the offering price of the primary offering shares or dividend reinvestment plan shares during the course of our ongoing initial public offering. For information related to the determination of our updated offering prices, see supplement no. 3 dated May 6, 2014 to the prospectus.

All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein, Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 16 to our Registration Statement (File No. 333-164703), each as filed with the Securities and Exchange Commission (the “SEC”).
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
We have invested in and intend to invest in a diverse portfolio of real estate investments. Our primary investment focus is core real estate properties. The types of real estate properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also currently expect to allocate between 0 and 20% of our portfolio to real estate-related investments such as mortgage loans. As of June 30, 2014, we owned 13 office properties and had originated one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering and through June 30, 2014, we had sold 90,454,045 shares of common stock for gross offering proceeds of $900.1 million, including 3,256,347 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $31.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 5, 2014, our board of directors established an updated offering price for shares of common stock to be sold in our primary initial public offering of $10.39 per share (with discounts available to certain categories of purchasers) and an offering price for shares of common stock to be sold under our dividend reinvestment plan of $9.88 per share (which is 95% of the price to acquire a share in our primary offering). These updated offering prices for our primary offering and the dividend reinvestment plan offering were effective May 7, 2014. The updated offering price of shares of common stock to be sold in the primary offering was determined by adding certain offering costs to the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of March 31, 2014. We did not make any adjustments to our estimated net asset value subsequent to March 31, 2014, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The updated offering price of our shares is not a statement of our estimated net asset value per share, as our board of directors also took into consideration the projected costs and expenses associated with raising capital in our ongoing initial public offering. These costs include selling commissions, dealer manager fees and certain other offering costs. The estimated net asset value per share was determined for the sole purpose of updating the offering prices in our primary initial public offering and in our dividend reinvestment plan offering. Moreover, the valuation methodologies used to establish the net asset value component of our updated offering prices are based upon a number of estimates and assumptions that may not be accurate or complete. For information related to the determination of our updated offering prices, see supplement no. 3 dated May 6, 2014 to our prospectus.
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
Also as of June 30, 2014, we had redeemed 533,094 shares sold in our initial public offering for $5.1 million.
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
In the wake of the sub-par recovery of the U.S. economy, and despite recent improvements regarding the pace of job growth, concerns persist regarding income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but consistent.
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
The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. The Federal Reserve injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At this point in time, it is unclear what the final cost or impact of this program will be. In December 2013, the speculation as to the possible end of QE programs was finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. In July of 2014, the Federal Reserve announced plans to end the purchase of securities by October of 2014.
Despite cuts to federal government spending, U.S. gross domestic product (“U.S. GDP”) has continued to grow at moderate level. In the third quarter of 2013, U.S. GDP increased at an annual rate of 4.5%, which was followed by fourth quarter U.S. GDP growth of 3.5%. First quarter U.S. GDP reflects a step back as a severe winter has been blamed for a decrease in U.S. GDP of 2.1%. Consensus expectations are for a rebound in U.S. economic growth as employment numbers and corporate earnings strength indicate that the U.S. economy is healthy and growing. The initial estimate of second quarter 2014 reflects an annual rate increase in U.S. GDP of 4.0%.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a strong bid for commercial properties. In 2014, the commercial real estate market recovery began to spread to secondary markets. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to prices above pre-recession levels, but the majority of U.S. housing markets still have not recaptured the equity lost as a result of the recent recession. Impediments to a continued recovery in this market include more stringent underwriting standards for borrowers, a slowdown in demand by institutional investors and a lack of supply of affordable housing for entry level purchasers. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury securities and mortgage backed securities, is slowly being scaled down and is scheduled to end in October of 2014. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to increases in the cost of future mortgage financing.
In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting potential negative impact on the global financial markets remain of concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Europe has benefited from statements made by the European Central Bank which affirm the bank’s commitment to provide substantial support for the European banking system.

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
Impact on Our Real Estate Properties
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates have become more volatile as the capital markets have begun to react to the announced end of QE in October of 2014.
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
As of June 30, 2014, we owned one fixed rate real estate loan receivable with a principal balance of $18.1 million and a carrying value of $18.1 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from our real estate portfolio, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, potentially negatively impacting the value of our investments. As of June 30, 2014, we had debt obligations in the aggregate principal amount of $843.4 million, all of which mature between 2015 and 2021, including principal amortization payments. We have a total of $102.7 million of fixed rate notes payable and $740.7 million of variable rate notes payable. The interest rates on $506.7 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into an interest rate swap related to the Anchor Centre Mortgage Loan, which has an outstanding principal balance of $50.0 million, effective June 1, 2015 through June 1, 2018.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On March 24, 2011, we broke escrow in our initial public offering and through June 30, 2014, we had sold 90,454,045 shares for gross offering proceeds of $900.1 million, including 3,256,347 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $31.0 million. Also as of June 30, 2014, we had redeemed 533,094 shares sold in our initial public offering for $5.1 million. If we do not raise significant funds in our public offerings, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic region of our investments and the value of an investment in us will be tied more closely to the performance of each individual asset we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise significant funds in our public offerings. Our inability to raise significant funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
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
During the six months ended June 30, 2014, we acquired two office properties. Our cash needs for these investments were met with proceeds from our ongoing initial public offering, proceeds from the sale of real estate and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate properties and real estate-related investment.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2014, we owned 13 office properties that were collectively 89% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of June 30, 2014, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of June 30, 2014, we had mortgage debt obligations in the aggregate principal amount of $843.4 million, all of which mature between 2015 and 2021, including principal amortization payments. As of June 30, 2014, we had $37.3 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We made distributions to our stockholders during the six months ended June 30, 2014 using cash flow from operations and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2014 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of June 30, 2014, we owned 13 office properties and one real estate loan receivable. During the six months ended June 30, 2014, net cash provided by operating activities was $21.7 million, compared to net cash provided by operating activities of $5.7 million during the six months ended June 30, 2013. Net cash provided by operating activities increased in 2014 primarily as a result of the growth in our real estate portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities was $219.7 million for the six months ended June 30, 2014 and primarily consisted of the following:

•	$253.8 million for the acquisitions of two real estate properties;

•	$42.7 million of net proceeds from the sale of real estate;

•	$7.7 million of improvements to real estate; and

•	$1.0 million of advances on our real estate loan receivable.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the six months ended June 30, 2014, net cash provided by financing activities was $297.2 million and primarily consisted of the following:

•
$200.0 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $23.2 million, including $0.2 million of other organization and offering expenses related to the Follow-on Offering;

•
$110.8 million of net cash provided by debt financing as a result of proceeds from notes payable of $152.7 million, partially offset by principal payments on notes payable of $40.0 million and payments of deferred financing costs of $1.9 million;

•	$12.0 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $12.6 million; and

•	$1.6 million of cash used for redemptions of common stock.
Once we have fully invested the proceeds of our public offerings, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, our charter does not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of June 30, 2014, our borrowings and other liabilities were approximately 54% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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
As of June 30, 2014, we had accrued and deferred payment of $2.4 million of asset management fees under this amendment, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.  The amount of asset management fees deferred will vary on a month-to-month basis, especially during our offering stage as we may raise capital in our offering (and possibly future offerings) more quickly than we acquire income-producing assets. The total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the volume of capital raised in our offering, the speed with which we are able to deploy capital raised, the level of operating cash flow on future acquisitions, the performance of all of the properties in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals even after the initial deferrals are fully repaid.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2014 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$843,390	$—	$21,357	$724,512	$97,521
Interest payments on outstanding debt obligations (2)	96,207	11,676	46,309	30,017	8,205
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of June 30, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $10.7 million, excluding amortization of deferred financing costs totaling $0.9 million, during the six months ended June 30, 2014.
Results of Operations
Overview
Our results of operations as of June 30, 2014 are not indicative of those expected in future periods, as we broke escrow in our initial public offering on March 24, 2011 and have since been raising money in and investing the proceeds from our ongoing initial public offering. As of June 30, 2013, we owned ten office properties and one real estate loan receivable. As of June 30, 2014, we owned 13 office properties and one real estate loan receivable and had sold one office property. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2014 for an entire period and anticipated future acquisitions of real estate investments. As a result, the results of operations presented for the three and six months ended June 30, 2014 and 2013 are not directly comparable.
Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013
The following table provides summary information about our results of operations for the three months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2014	2013
Rental income	$33,591	$11,973	$21,618	181%	$21,564	$54
Tenant reimbursements	9,936	3,918	6,018	154%	6,076	(58)
Interest income from real estate loan receivable	327	261	66	25%	—	66
Other operating income	1,329	224	1,105	493%	1,043	62
Operating, maintenance and management costs	10,154	4,169	5,985	144%	6,210	(225)
Real estate taxes and insurance	8,413	3,221	5,192	161%	5,249	(57)
Asset management fees to affiliate	2,725	919	1,806	197%	1,792	14
Real estate acquisition fees to affiliate	853	2,695	(1,842)	(68)%	(1,842)	n/a
Real estate acquisition fees and expenses	167	1,663	(1,496)	(90)%	(1,496)	n/a
General and administrative expenses	891	611	280	46%	280	n/a
Depreciation and amortization	19,293	7,312	11,981	164%	12,010	(29)
Interest expense	6,269	1,918	4,351	227%	4,468	(117)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 related to real estate investments acquired and disposed of on or after April 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 with respect to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements from our real estate properties increased from $15.9 million for the three months ended June 30, 2013 to $43.5 million for the three months ended June 30, 2014 primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $261,000 during the three months ended June 30, 2013 to $327,000 during the three months ended June 30, 2014. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to vary in future periods as we make advances under the real estate loan receivable or receive principal repayments and to the extent we make any additional investments in real estate loans receivable.
Operating, maintenance and management costs increased from $4.2 million for the three months ended June 30, 2013 to $10.2 million for the three months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Real estate taxes and insurance increased from $3.2 million for the three months ended June 30, 2013 to $8.4 million for the three months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Asset management fees with respect to our real estate investments increased from $0.9 million for the three months ended June 30, 2013 to $2.7 million for the three months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect asset management fees to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate investments. As of June 30, 2014, there were $2.4 million of accrued and deferred asset management fees. For a discussion of deferred asset management fees, see “Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $4.4 million for the three months ended June 30, 2013 to $1.0 million for the three months ended June 30, 2014. The decrease is primarily due to the difference in the total acquisition cost for the real estate properties acquired during the three months ended June 30, 2013 of $266.5 million compared to the total acquisition cost for the real estate property acquired during the three months ended June 30, 2014 of $84.1 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $7.3 million for the three months ended June 30, 2013 to $19.3 million for the three months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect depreciation and amortization to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $1.9 million for the three months ended June 30, 2013 to $6.3 million for the three months ended June 30, 2014. Included in interest expense is the amortization of deferred financing costs of $0.3 million and $0.4 million for the three months ended June 30, 2013 and 2014, respectively. The increase in interest expense is primarily due to increased borrowings as a result of our use of debt in acquiring real estate properties in 2013 and 2014. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2013
The following table provides summary information about our results of operations for the six months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2014	2013
Rental income	$64,585	$22,144	$42,441	192%	$42,100	$341
Tenant reimbursements	19,419	6,982	12,437	178%	12,292	145
Interest income from real estate loan receivable	648	512	136	27%	—	136
Other operating income	2,267	404	1,863	461%	1,873	(10)
Operating, maintenance and management costs	20,639	7,438	13,201	177%	13,428	(227)
Real estate taxes and insurance	16,068	5,630	10,438	185%	10,320	118
Asset management fees to affiliate	5,184	1,683	3,501	208%	3,484	17
Real estate acquisition fees to affiliate	2,558	3,950	(1,392)	(35)%	(1,392)	n/a
Real estate acquisition fees and expenses	470	1,969	(1,499)	(76)%	(1,499)	n/a
General and administrative expenses	1,626	1,069	557	52%	557	n/a
Depreciation and amortization	36,562	13,450	23,112	172%	23,368	(256)
Interest expense	11,566	3,364	8,202	244%	7,814	388
Gain on sale of real estate, net	10,895	—	10,895	100%	10,895	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 related to real estate investments acquired and disposed of on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $29.1 million for the six months ended June 30, 2013 to $84.0 million for the six months ended June 30, 2014 primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. Additionally, rental income and tenant reimbursements related to properties held throughout both periods increased by approximately $0.5 million primarily as a result of a slight increase in occupancy. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.5 million during the six months ended June 30, 2013 to $0.6 million during the six months ended June 30, 2014. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to vary in future periods as we make advances under the real estate loan receivable or receive principal repayments and to the extent we make any additional investments in real estate loans receivable.
Operating, maintenance and management costs increased from $7.4 million for the six months ended June 30, 2013 to $20.6 million for the six months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Real estate taxes and insurance increased from $5.6 million for the six months ended June 30, 2013 to $16.1 million for the six months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Asset management fees with respect to our real estate investments increased from $1.7 million for the six months ended June 30, 2013 to $5.2 million for the six months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect asset management fees to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate investments. As of June 30, 2014, there were $2.4 million of accrued and deferred asset management fees. For a discussion of deferred asset management fees, see “Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $5.9 million for the six months ended June 30, 2013 to $3.0 million for the six months ended June 30, 2014. The decrease is primarily due to the difference in the total acquisition cost for the real estate properties acquired during the six months ended June 30, 2013 of $390.6 million compared to the total acquisition cost for the real estate properties acquired during the six months ended June 30, 2014 of $253.8 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $13.5 million for the six months ended June 30, 2013 to $36.6 million for the six months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect depreciation and amortization to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $3.4 million for the six months ended June 30, 2013 to $11.6 million for the six months ended June 30, 2014. Included in interest expense is the amortization of deferred financing costs of $0.5 million and $0.9 million for the six months ended June 30, 2013 and 2014, respectively. The increase in interest expense is primarily due to increased borrowings as a result of our use of debt in acquiring real estate properties in 2013 and 2014. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate investments.
During the six months ended June 30, 2014, we sold one office property that resulted in a gain on sale of $10.9 million. During the six months ended June 30, 2013, we did not dispose of any properties.
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
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incur on our behalf.  However, at the termination of our primary initial public offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds. In addition, at the end of our primary initial public offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of gross offering proceeds. We reimburse our dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by us to our advisor or our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary initial public offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of June 30, 2014, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through June 30, 2014, including shares issued through our dividend reinvestment plan, we had sold 90,454,045 shares in our offering for gross offering proceeds of $900.1 million and incurred selling commissions and dealer manager fees of $79.5 million and organization and other offering costs of $16.7 million in our initial public offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, from inception through June 30, 2014, we had recorded $1.2 million of offering costs related to the Follow-on Offering. Pursuant to the advisory agreement, our advisor would be obligated to reimburse us to the extent offering costs incurred by us in the Follow-on Offering exceed 15% of the gross offering proceeds of the offering. As of June 30, 2014, we had not commenced the Follow-on Offering and as such, we recorded $1.2 million as deferred financing costs, prepaid expenses and other assets on our consolidated balance sheet as of June 30, 2014. We may not reimburse our dealer manager for expenses it has incurred to the extent that total organization and offering expenses incurred by us exceed 15% of the aggregate gross proceeds from the Follow-on Offering. Since as of June 30, 2014, we had not commenced the Follow-on Offering, we had not reimbursed any amounts to our dealer manager related to the Follow-on Offering.
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
We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO also excludes non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. However, MFFO has limitations as a performance measure during the offering stage for non-traded REITs where the price of a share of common stock is a stated value.  As a result, MFFO should not be used as a metric to determine or evaluate the net asset value.

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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above-and below-market leases and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period;

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2014 and 2013 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(3,561)	$(6,113)	$3,165	$(8,488)
Depreciation of real estate assets	7,136	2,283	13,397	4,160
Amortization of lease-related costs	12,157	5,029	23,165	9,290
Gain on sale of real estate, net	—	—	(10,895)	—
FFO	15,732	1,199	28,832	4,962
Straight-line rent and amortization of above- and below-market leases	(3,458)	(1,430)	(6,689)	(2,341)
Amortization of discounts and closing costs	6	6	12	12
Real estate acquisition fees to affiliate	853	2,695	2,558	3,950
Real estate acquisition fees and expenses	167	1,663	470	1,969
MFFO	$13,300	$4,133	$25,183	$8,552
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from (used in) operating activities were as follows for the first and second quarters of 2014 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from (used in) Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2014	$11,661	$0.160	$5,392	$5,576	$10,968	$(194)
Second Quarter 2014	14,142	0.162	6,578	7,063	13,641	21,909
	$25,803	$0.322	$11,970	$12,639	$24,609	$21,715
_____________________

(1)	Distributions for the period from January 1, 2014 through June 30, 2014 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2014, we paid aggregate distributions of $24.6 million, including $12.0 million of distributions paid in cash and $12.6 million of distributions reinvested through our dividend reinvestment plan. Our net income for the six months ended June 30, 2014 was $3.2 million. FFO for the six months ended June 30, 2014 was $28.8 million and cash flow from operating activities was $21.7 million. See the reconciliation of FFO to net income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $13.6 million of cash flow from operating activities and $11.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant periods or prior periods to fund distribution payments.
From inception through June 30, 2014, we paid cumulative distributions of $64.1 million and our cumulative net loss during the same period was $28.6 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operating activities and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). During our offering stage, when we may raise capital in our ongoing initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part II, Item 1A, herein, Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 16 to our Registration Statement (File No. 333-164703), each as filed with the SEC. Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

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
Status of the Offering
We commenced our ongoing initial public offering of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock on October 26, 2010. As of August 4, 2014, we had sold 93,222,846 shares of common stock in our offering for gross offering proceeds of $928.5 million, including 3,776,275 shares of common stock sold under our dividend reinvestment plan for gross offering proceeds of $36.2 million. Also as of August 4, 2014, we had redeemed 545,920 of the shares sold in our ongoing initial public offering for $5.2 million.
Distributions Paid
On July 1, 2014, we paid distributions of $4.8 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2014 through June 30, 2014. On August 1, 2014, we paid distributions of $5.0 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2014 through July 31, 2014.
Distributions Declared
On July 8, 2014, our board of directors declared distributions based on daily record dates for the period from August 1, 2014 through August 31, 2014, which we expect to pay in September 2014. On August 5, 2014, our board of directors declared distributions based on daily record dates for the period from September 1, 2014 through September 30, 2014, which we expect to pay in October 2014, and distributions based on daily record dates for the period from October 1, 2014 through October 31, 2014, which we expect to pay in November 2014. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the prior primary public offering purchase price of $10.00 per share or a 6.26% annualized rate based on the current primary offering purchase price of $10.39 per share.
Probable Real Estate Acquisition
On July 24, 2014, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to acquire an office property containing 509,237 rentable square feet located on approximately 0.7 acres of land in Atlanta, Georgia (“171 17th Street”). The seller is not affiliated with us or our advisor.  The contractual purchase price of 171 17th Street is $132.5 million plus closing costs.  We are currently negotiating the terms of the mortgage loan. Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions.  There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit up to $4.0 million of earnest money. As of July 29, 2014, 171 17th Street was approximately 89% leased to 11 tenants.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of June 30, 2014, the fair value and carrying value of our fixed rate real estate loan receivable was $17.9 million and $18.1 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2014, the fair value of our fixed rate debt was $102.9 million and the carrying value of our fixed rate debt was $102.7 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2014.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2014, we were exposed to market risks related to fluctuations in interest rates on $234.0 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $506.7 million of our variable debt. Based on interest rates as of June 30, 2014, if interest rates were 100 basis points higher during the 12 months ending June 30, 2015, interest expense on our variable rate debt would increase by $2.3 million. As of June 30, 2014, one-month LIBOR was 0.1552% and if this index was reduced to 0% during the 12 months ending June 30, 2015, interest expense on our variable rate debt would decrease by $0.4 million. As of June 30, 2014, we did not own any variable rate loans receivable.
The annual effective interest rate of our fixed rate real estate loan receivable as of June 30, 2014 was 7.5%. The effective interest rate represents the effective interest rate as of June 30, 2014, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of June 30, 2014 were 4.0% and 2.6%, respectively.  The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2014 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook - Real Estate and Real Estate Finance Markets” herein, the risks discussed in Part II, Item 1A herein, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 16 to our Registration Statement (file no. 333-164703), each as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and the risks identified in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 16 to our Registration Statement (file no. 333-164703), each as filed with the SEC.
We have paid distributions in part from financings and expect that in the future we may not pay distributions solely from our cash flow from operating activities. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We have paid distributions in part from financings (including with an advance from KBS Capital Advisors, LLC, our advisor, that we have repaid with debt financing) and expect that in the future we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operating activities available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flow from operating activities in future periods. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available with which to make real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operating activities.
During our offering stage, when we may raise capital in this offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities.
For the year ended December 31, 2013, we paid aggregate distributions of $26.2 million, including $13.8 million of distributions paid in cash and $12.4 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $20.2 million (77%) of cash flow from operating activities and $6.0 million (23%) of debt financing. For the year ended December 31, 2013, our cash flow from operating activities to distributions paid coverage ratio was 77% and our funds from operations to distributions paid coverage ratio was 52%.
For the six months ended June 30, 2014, we paid aggregate distributions of $24.6 million, including $12.0 million of distributions paid in cash and $12.6 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $13.6 million (55%) of cash flow from operating activities and $11.0 million (45%) of debt financing. For the six months ended June 30, 2014, our cash flow from operating activities to distributions paid coverage ratio was 88% and our funds from operations to distributions paid coverage ratio was 117%.
See Part I, Item II, “Management’s Discussion and Analysis of Financing Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “Distributions” herein and in Part II, Item VII, “Management’s Discussion and Analysis of Financing Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)

To the extent that we buy core real estate properties with occupancy of less than 95% or that have significant rollover during the expected hold period, we may incur significant costs for capital expenditures and tenant improve costs to lease-up the properties, which increases the risk of loss associated with these properties compared to other properties.
We have invested in, and may make additional investments in, core properties that have an occupancy rate of less than 95%, significant rollover during the expected hold period, or other characteristics that could provide an opportunity for us to achieve appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. We likely will need to fund reserves or maintain capacity under our credit facilities to fund capital expenditures, tenant improvements and other improvements in order to attract new tenants to these properties. To the extent we do not maintain adequate reserves to fund these costs, we may use our cash flow from operations, which will reduce the amount of cash flow available for distribution to our investors.  If we are unable to execute our business plan for these investments, the overall return on these investments will decrease.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares, or up to $2,000,000,000 of shares, of common stock in our primary offering and 80,000,000 shares, or up to $760,000,000 of shares, of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC as the dealer manager of our offering. We initially offered shares of common stock in our primary offering at a price equal to $10.00 per share with discounts available to certain categories of purchasers. We initially offered shares under our dividend reinvestment plan at a price equal to $9.50 per share. On May 5, 2014, our board of directors established an updated offering price for shares of common stock to be sold in our primary initial public offering of $10.39 per share (with discounts available to certain categories of purchasers) and an offering price for shares of common stock to be sold under our dividend reinvestment plan of $9.88 per share (which is 95% of the price to acquire a share in our primary initial public offering). These updated offering prices for our primary offering and our dividend reinvestment plan offering were effective May 7, 2014. The updated offering price of shares of common stock to be sold in our primary initial public offering was determined by adding certain offering costs to the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of March 31, 2014. We did not make any adjustments to our estimated net asset value subsequent to March 31, 2014, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The updated offering price of our shares is not a statement of our estimated net asset value per share, as our board of directors also took into consideration the projected costs and expenses associated with raising capital in our ongoing initial public offering. These costs include selling commissions, dealer manager fees and certain other offering costs. The estimated net asset value per share was determined for the sole purpose of updating the offering prices in our primary initial public offering and in our dividend reinvestment plan offering. For information related to the determination of our updated offering prices, see supplement no. 3 dated May 6, 2014 to our prospectus. Our board of directors may adjust the offering price of the primary offering shares or dividend reinvestment plan shares during the course of our ongoing initial public offering.

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
As of June 30, 2014, we had sold 90,454,045 shares of common stock in our ongoing initial public offering for gross offering proceeds of $900.1 million, including 3,256,347 shares of common stock sold under our dividend reinvestment plan for gross offering proceeds of $31.0 million. As of June 30, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$79,545	Actual
Finders’ fees	—	Actual
Other underwriting compensation	7,260	Actual
Other organization and offering costs (excluding underwriting compensation)	9,439	Actual
Total expenses	$96,244

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.7%	Actual
From the commencement of our ongoing initial public offering through June 30, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $803.8 million, including net offering proceeds from our dividend reinvestment plan of $31.0 million.
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
As of June 30, 2014, we had used the net proceeds from our initial public offering and debt financing to invest $1.6 billion in 14 real estate properties and one real estate-related investment, including $22.9 million of acquisition fees and origination fees, acquisition and origination expenses and closing costs. On February 19, 2014, we sold Las Cimas IV for $43.2 million, which proceeds have been used to make additional investments.

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
There were no other changes made in the Third Amended Share Redemption Program. The Third Amended Share Redemption Program became effective for redemptions under the program on April 6, 2014. The complete program document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and is available at the SEC’s website at http://www.sec.gov.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2014, we fulfilled all redemption requests eligible for redemption under our share redemption program. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	10,011	$9.89	(3)
February 2014	19,240	$9.42	(3)
March 2014	25,665	$9.49	(3)
April 2014	56,386	$9.56	(3)
May 2014	23,621	$9.74	(3)
June 2014	31,748	$9.76	(3)
Total	166,671
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2013, our net proceeds from the dividend reinvestment plan were $12.4 million. During the six months ended June 30, 2014, we redeemed $1.6 million of shares of common stock and $10.8 million was available for redemptions of shares eligible for redemption for the remainder of 2014.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 30, 2010

4.1
Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed July 15, 2013

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.3
Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the Company’s prospectus included as part of Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 10, 2014

4.4
Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the Company’s prospectus included as part of Pre-Effective No. 1 to Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 25, 2014

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 6, 2014	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 6, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)