Form 10-K
period 2014-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2015-03-09
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54687
______________________________________________________
KBS REAL ESTATE INVESTMENT TRUST III, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	27-1627696
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 Newport Center Drive, Suite 700 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-164703). From May 6, 2014 through December 11, 2014 shares were sold in the offering at $10.39 per share, with discounts available for certain categories of purchasers. Shares are currently being sold in the offering at $10.51 per share (effective December 12, 2014), with discounts available for certain categories of purchasers. There were approximately 89,920,951 shares of common stock held by non-affiliates as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 3, 2015, there were 138,124,027 outstanding shares of common stock of the Registrant.

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

•
If we do not acquire a diverse portfolio of real estate investments, the value of an investment in us may vary more widely with the performance of specific assets and could increase the risk that our stockholders will lose money in their investment.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of December 31, 2014, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

•
We may incur debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

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

•
Our charter does not require us to liquidate our assets and dissolve by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. No public market currently exists for our shares of common stock, and we have no plans at this time to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. Our shares cannot be readily sold and, if our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount from the price our stockholders paid to acquire the shares.

•
Our current primary initial public offering price of $10.51 per share may not be indicative of the price at which our shares would trade if they were listed on a national securities exchange or actively traded. This updated offering price of shares of common stock to be sold in our ongoing primary initial public offering was determined by adding certain offering costs to the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that were either acquired subsequent to September 30, 2014 or were under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, we had closed on each of these six properties.

•
As such, the offering price of our shares is not a statement of our estimated net asset value per share, as the offering price takes into consideration the projected costs and expenses associated with raising capital in our ongoing initial public offering. These costs include selling commissions, dealer manager fees and certain other offering costs. The estimated net asset value per share was determined for the sole purpose of updating the offering prices in our ongoing primary initial public offering and in our dividend reinvestment plan offering. Moreover, the valuation methodologies used to establish the net asset value component of our updated offering prices are based upon a number of estimates and assumptions that may not be accurate or complete. Our board of directors may adjust the offering price of the primary offering shares or dividend reinvestment plan shares during the course of our ongoing initial public offering. For information related to the determination of our updated offering prices, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

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
We have invested in and intend to invest in a diverse portfolio of real estate investments. Our primary investment focus is core office properties located throughout the United States, though we may also invest in industrial and retail properties. Although we may invest in any of these types of properties, we expect to invest primarily in core office properties. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy, and based on the current market outlook, we expect to continue this strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space in these properties at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also currently expect to allocate between 0 and 20% of our portfolio to real estate-related investments such as mortgage loans. As of December 31, 2014, we owned 20 office properties and had originated one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering and through December 31, 2014, we had sold 123,891,580 shares of common stock for gross offering proceeds of $1.2 billion, including 4,945,618 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $47.7 million.
Additionally, on October 3, 2014, we issued 258,462 shares of common stock, for $2.4 million, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register a follow-on offering (the “Follow-on Offering”). We can give no assurance that we will commence or complete the Follow-on Offering.
On February 12, 2015, in consideration of our offering proceeds raised to date and the pace of sales in our primary public offering, our board of directors approved the termination of our primary public offering stage effective approximately 90 days (as determined by our Chief Executive Officer, such date the “Offering Termination Date”) after we have announced that we have raised $1.3 billion in the aggregate in our primary public offerings, whether in our ongoing initial public offering or a follow-on offering. On February 20, 2015 we announced that, as of February 20, 2015, we had accepted aggregate gross offering proceeds in excess of $1.3 billion in our primary public offering. Our Offering Termination Date will be Friday, May 29, 2015. Subscriptions must be dated on or before May 29, 2015, and subscriptions and all related documents and funds must be received by us in good order no later than July 28, 2015.

We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of the offering stage for our primary offering. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
Also as of December 31, 2014, we had redeemed 743,496 shares sold in our ongoing initial public offering for $7.2 million.
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
Investment Objectives
We expect to use substantially all of the net proceeds from our public offerings to acquire and manage a diverse portfolio of real estate investments. We plan to diversify our portfolio by geography, investment size and investment risk with the goal of attaining a portfolio of income-producing real estate investments that provides attractive and stable returns to our investors and that allows us to preserve and return our investors’ capital contributions.
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

2014 Investment Highlights
During 2014, we acquired:

•	one office property consisting of 426,657 rentable square feet located in Salt Lake City, Utah for $169.8 million plus closing costs;

•	one office property containing 333,014 rentable square feet located in Phoenix, Arizona for $84.1 million plus closing costs;

•	one office property containing 509,237 rentable square feet located in Atlanta, Georgia for $132.2 million plus closing costs;

•	one office property containing 220,020 rentable square feet located in Rocklin, California for $32.8 million plus closing costs;

•	one office property containing 139,071 rentable square feet located in Reston, Virginia for $47.7 million plus closing costs;

•	one office property containing 309,254 rentable square feet located in San Jose, California for $116.0 million plus closing costs;

•	one office property consisting of three buildings containing an aggregate of 815,018 rentable square feet located in Emeryville, California for $245.6 million plus closing costs;

•	one office property containing 346,451 rentable square feet located in St. Louis, Missouri for $61.9 million plus closing costs; and

•	one office property containing 210,804 rentable square feet located in Arlington, Virginia for $148.6 million plus closing costs.
Real Estate Portfolio
Real Estate Properties
We have invested in and expect to invest in core real estate properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. Our primary investment focus is core office properties located throughout the United States, though we may also invest in industrial and retail properties. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy, and based on the current market outlook, we expect to continue this strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space in these properties at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects.
The office properties we may invest in include low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation. The industrial properties we may invest in include warehouse and distribution facilities, office/warehouse flex properties, research and development properties and light industrial properties.
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
We expect that our real property investments will typically range in size from $50 million to $200 million; however, we may make investments outside of this range. For example, we may make investments for less than $50 million if the acquired properties will complement our existing portfolio. Further, we may invest more than $200 million in a single property if we believe that property will help us meet our investment objectives. We do not generally expect that we will invest more than $300 million in any single property, although we will not forego an attractive investment because it does not precisely fit our expected portfolio composition. In making such determination, we will consider the diversification of our portfolio and how such investment would assist us in meeting our investment objectives. An example of such an acquisition is the 500 West Madison building in Chicago, which we purchased in 2013 for approximately $420 million.

We generally intend to hold our core properties for three to seven years, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of properties. However, economic and market conditions may influence us to hold our investments for different periods of time.
We acquired our first real estate property on September 29, 2011. As of December 31, 2014, our real estate portfolio was composed of 20 office properties encompassing in the aggregate 8.2 million rentable square feet and was collectively 89% occupied. For more information on our real estate investments, including tenant information, see Item 1, Part 2, “Properties.”
Real Estate-Related Investments
We also may make investments in real estate-related loans, including first and second mortgage loans, mezzanine loans, B-Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in such loans. We may structure, underwrite and originate some of the debt products in which we invest. Our underwriting process will involve comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we will be able to efficiently structure a diverse range of products. For instance, we may sell some components of the debt we originate while retaining attractive, risk-adjusted strips of the debt for ourselves. Our advisor will source our debt investments.
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
As of December 31, 2014, we owned one real estate loan receivable with an outstanding principal balance of $20.0 million.
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
We expect to borrow funds at fixed and variable rates. As of December 31, 2014, we had debt obligations in the aggregate principal amount of $1.3 billion, with a weighted-average remaining term of 3.5 years. We have a total of $102.7 million of fixed rate notes payable and $1.2 billion of variable rate notes payable. The interest rates on $575.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of December 31, 2014 was 4.0% and 2.3%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps), using interest rate indices as of December 31, 2014, where applicable. In addition, we have entered into $314.4 million of forward swaps which will be effective at various times between 2015 and 2020. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Financing Subsequent to December 31, 2014.”

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2014 (in thousands):

2015	$20,000
2016	1,357
2017	293,231
2018	787,768
2019	2,581
Thereafter	217,961
$1,322,898

Once we have fully invested the proceeds of our public offerings, we expect our debt financing and other liabilities to be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition and origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of the charter limit. From time to time, our total liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2014, our borrowings and other liabilities were approximately 57% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a steep price decline in most commodity market prices. In this type of economic environment the possibility of deflation is now a very real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions and the use of monetary policy to combat the lingering effects of the recent recession continue to dominate the performance of the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kick start the country’s economy. To date the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement has led to lower European interest rates and a weakening of the Euro against other currencies.

The Federal Reserve has maintained an accommodative monetary policy since the beginning of the recent financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October of 2014, the Federal Reserve concluded the current phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets has driven unemployment below 6%. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. The effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014.
The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. In 2014, the commercial real estate market recovery spread to secondary and tertiary markets, and most asset classes. The U.S. commercial real estate market has gained favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
As the dollar strengthens, the flow of capital into the United States could be curtailed. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. A decrease in flow of capital into the United States could lead to a decrease in the demand for U.S. commercial real estate assets, and result in a decline in commercial real estate valuations.
After several years of improving market conditions, the recovery in the U.S. residential real estate market recently began to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes slowed and stringent mortgage lending standards reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities, ended on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve has completed the latest phase of QE and is now faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Properties
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.

Impact on Our Real Estate-Related Investments
Our real estate-related investment is directly secured by commercial real estate. As a result, our real estate-related investment, in general, has been and likely will continue to be impacted by the same factors impacting our real estate properties. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some borrowers under our loans to make contractual interest payments to us.
As of December 31, 2014, we owned one fixed-rate real estate loan receivable with a principal balance of $20.0 million and a carrying value of $20.0 million that matures in 2016.
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
As of December 31, 2014, we had debt obligations in the aggregate principal amount of $1.3 billion, with a weighted-average remaining term of 3.5 years. We have a total of $102.7 million of fixed rate notes payable and $1.2 billion of variable rate notes payable. The interest rates on $575.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we have entered into $314.4 million of forward swaps which will be effective at various times between 2015 and 2020. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Financing Subsequent to December 31, 2014.”
Economic Dependency
We are dependent on our advisor and our dealer manager for certain services that are essential to us, including the sale of our shares of common and, if applicable, preferred stock available for issue; the identification, evaluation, negotiation, acquisition or origination and disposition of investments; management of the daily operations and leasing of our portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.
Competitive Market Factors
The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities in core real estate properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. These factors could result in delays in the investment of proceeds from our public offerings. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
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
Industry Segments
As of December 31, 2014, we aggregated our investments into one reportable business segment. We considered both quantitative and qualitative thresholds and determined that our investment in a real estate loan receivable does not constitute a reportable segment. Prior to the reporting period commencing on January 1, 2014, we had identified two reportable business segments based on our investment types: real estate and real estate-related. However, based on our current investment portfolio and our future investment focus, we do not believe that our investment in a real estate-related investment is a reportable segment.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.  Our telephone number, general facsimile number and website address are (949) 417-6500, (949) 417-6501 and http://www.kbsreitiii.com, respectively.
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
Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we have no plans at this time to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice to our stockholders, provided that we may increase or decrease funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We describe the restrictions of our share redemption program in detail under Part II, Item 5, “Share Redemption Program.” Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. Investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time because of the illiquid nature of our shares.
We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.
We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit market and a potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. The potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We also depend upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The highly competitive U.S. commercial real estate industry has created increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in our ongoing public offering, the greater our challenge will be to invest the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of our advisor, the property managers our advisor selects and the oversight of our board of directors. We can give no assurance that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from our public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our stockholders to be lower than they otherwise would.
We could suffer from delays in locating suitable investments. The more shares we sell in our ongoing public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our public offering increases the risk of delays in investing our net offering proceeds. Our reliance on our advisor, sponsors and the real estate and debt finance professionals that our advisor retains to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other KBS-sponsored programs or KBS-advised investors could also delay the investment of the proceeds of our public offering. See “—Risks Related to Conflicts of Interest.” Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Delays we encounter in the selection, acquisition and development of income-producing properties or the acquisition or origination of other real estate investments would likely limit our ability to pay distributions to our stockholders and reduce their overall returns.
Disruptions in the financial markets and uncertain economic conditions could continue to adversely impact the commercial mortgage market as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
We had initially expected to allocate approximately 30% of our portfolio to, and had expected that, once we had fully invested the proceeds from our ongoing public offerings, approximately 20% to 40% of our portfolio would consist of real estate-related investments such as mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and the equity securities of other REITs and real estate companies. However, due to current markets conditions for the types of real estate-related investments that we had intended to target, we currently may not make any significant investments in real estate-related investments, and we now expect our primary investment focus to be core real estate properties. We currently expect to allocate between 0% and 20% of our portfolio to real estate-related investments once we have fully invested the proceeds from our offering stage.
The returns available to investors generated by real estate-related investments are determined by: (i) the supply and demand for such investments; (ii) the terms we are able to negotiate for our investments; (iii) the performance of the assets underlying the investments; and (iv) the existence of a market for such investments, which includes the ability to sell or finance such investments.
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.

The Federal Reserve has maintained an accommodative monetary policy since the beginning of the recent financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. quantitative easing (“QE”) program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October of 2014, the Federal Reserve concluded the current phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets has driven unemployment below 6%. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. The effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014.
Recently, the U.S. dollar has greatly strengthened its role as an international safe haven currency. On January 5, 2015, the Bloomberg Dollar Spot Index, which measures the strength of the U.S. dollar against a basket of ten leading global currencies, reached an all-time high since the index was created in 2004. As a result, U.S. commercial property markets have benefitted from an inflow of foreign capital and gateway markets such as New York City and San Francisco continue to benefit from a strong demand for commercial properties. In 2014, the commercial real estate market recovery began to spread to secondary and tertiary markets and to most asset classes.  The U.S. commercial real estate market has continued to gain favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
After several years of improving market conditions, the recovery in the U.S. residential real estate market has recently begun to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes slowed and stringent mortgage lending standards have reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities terminated on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
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
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve has completed the latest phase of QE and is now faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

We have relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which could negatively impact the value of our assets.
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
As of March 3, 2015, we owned 20 real estate properties and one real estate loan receivable, and as of March 3, 2015, we had not identified any additional investments that it is reasonably probable that we will acquire or originate with the proceeds from our public offering. As a result, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the net proceeds from our public offering, after the payment of fees and expenses in real estate investments. Our board of directors and our advisor have broad discretion when identifying, evaluating and making such investments. Our stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will likewise have no opportunity to evaluate potential tenants, managers or borrowers. As a result, our stockholders must rely on our board of directors and our advisor to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives, may make unwise decisions or may make investments with which our stockholders do not agree.
If we do not invest in a diverse portfolio of properties, the value of our stockholders’ investment in us may vary more widely with the performance of specific assets and could increase the risk that our stockholders will lose money in their investment.
If we make a low number of investments, our portfolio will be less diverse in terms of the number, size and geographic location of investments that we make. In that case, the likelihood that any single property’s performance would adversely affect our profitability will increase. If most of our properties are located in a single geographic area, our operating results and ability to pay distributions to our stockholders are likely to be impacted by economic changes affecting the real estate market in that area. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments.

If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.
While we intend to diversify our portfolio of investments in the manner described in our prospectus, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders.
As of March 3, 2015, a significant portion of our real estate properties and the collateral securing our real estate loan receivable were located in California, Illinois and Texas. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.
A significant percentage of our assets is invested in 500 West Madison and the Towers at Emeryville and the value of our stockholders’ investment in us will fluctuate with the performance of these investments.
As of December 31, 2014, 500 West Madison and the Towers at Emeryville represented approximately 17% and 11% of our total assets, respectively, and represented approximately 17% and 11% of our total annualized base rent, respectively. Further, as a result of these acquisitions, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago and San Francisco Bay Area real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.
We have a limited operating history and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
We were incorporated in the State of Maryland on December 22, 2009 and have a limited operating history. As of March 3, 2015, we owned 20 real estate properties and one real estate loan receivable, and as of March 3, 2015, we had not identified any additional real estate investments that it is reasonably probable that we will acquire or originate with the proceeds of our public offerings. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer.
We depend on our advisor to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations, including a new REIT, KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), that is expected to engage our advisor. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

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
For the year ended December 31, 2014, we paid aggregate distributions of $56.5 million, including $27.1 million of distributions paid in cash and $29.4 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $45.5 million (81%) of cash flow from operating activities and $11.0 million (19%) of debt financing. For the year ended December 31, 2014, our cash flow from operating activities to distributions paid coverage ratio was 89% and our funds from operations to distributions paid coverage ratio was 100%. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions” in this Annual Report.
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
However, due to current market conditions for the types of real estate-related investments that we had intended to target, we currently may not make any significant investments in real estate-related investments, and we now expect our primary investment focus to be core real estate properties. We currently expect to allocate between 0% and 20% of our portfolio to real estate-related investments once we have fully invested the proceeds from our offering stage. If we make investments in other public companies, we do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offerings, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.
As has always been the case, although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
Because the offering price in our ongoing initial public offering exceeds our net tangible book value per share, investors in our initial public offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares in our ongoing primary initial public offering at $10.51 per share, with discounts available to certain categories of purchasers. Our current primary public offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) the substantial fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker-dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses and (iv) accumulated depreciation and amortization of real estate investments.

As of December 31, 2014, our net tangible book value per share was $7.80. To the extent we are able to raise additional proceeds in our public offerings, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.
The offering price per share of our common stock may not reflect the value that stockholders will receive for their investment.
To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our initial public offering of common stock in meeting their customer account statement reporting obligations, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor estimated the value of our common stock as $10.51 per share as of December 31, 2014. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary initial public offering is $10.51 per share (ignoring purchase price discounts for certain categories of purchasers).
Although this estimated value represents the most recent price at which most investors have been willing to purchase shares in our ongoing primary initial public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.51 primary public offering price includes the payment of projected underwriting compensation and other directed selling efforts as well as other offering costs, which costs and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments subsequent to the establishment of the offering price, including how disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio subsequent to the establishment of the offering price.
On December 9, 2014, our board of directors established an updated offering price for shares of common stock to be sold in our ongoing primary initial public offering of $10.51 per share (with discounts available to certain categories of purchasers) and an offering price for shares of common stock to be sold under our dividend reinvestment plan of $9.99 per share (which is 95% of the price to acquire a share in our ongoing primary initial public offering). These updated offering prices for our ongoing primary initial public offering and our dividend reinvestment plan offering became effective December 12, 2014. The offering price for shares of our common stock in our ongoing primary initial public offering was established by adding certain projected offering costs to the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that were either acquired subsequent to September 30, 2014 or were under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, we had closed on each of these six properties. We did not make any other adjustments to our estimated net asset value per share subsequent to September 30, 2014, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The updated offering price of our shares is not a statement of our estimated net asset value per share as our board of directors also took into consideration the projected costs and expenses associated with raising capital in our ongoing primary initial public offering. These costs include selling commissions, dealer manager fees and certain other offering costs and are included in the updated offering price so that any dilutive impact to our existing stockholders is minimized. We provided information regarding our estimated net asset value per share for the sole purpose of updating the offering prices in our ongoing primary initial public offering and in our dividend reinvestment plan offering. The updated primary offering price is not based on any public trading market.
We engaged CBRE Capital Advisors, Inc. (“CBRE Cap”), an independent investment banking firm, to provide a calculation of the range in estimated net asset value per share of our common stock as of September 30, 2014. CBRE Cap based this range in estimated net asset value per share upon appraisals of our real estate properties performed by CBRE, Inc. (“CBRE”), an affiliate of CBRE Cap and an independent third-party appraisal firm, and valuations performed by our advisor with respect to our cash, real estate loan receivable, other assets, mortgage debt and other liabilities. CBRE Cap’s valuation was designed to follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). For more information on the methodologies and assumptions used to establish our updated offering price and estimated net asset value per share, see Part II, Item 5, “Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated net asset value per share of our common stock, and these differences could be significant. The estimated net asset value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated net asset value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated net asset value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration.
Accordingly, with respect to our estimated net asset value per share and/or our updated offering price, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated net asset value per share or the updated offering price;

•
a stockholder would ultimately realize distributions per share equal to our estimated net asset value per share or the updated offering price upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at our estimated net asset value per share or the updated offering price on a national securities exchange;

•	a third party would offer our estimated net asset value per share or the updated offering price in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated net asset value per share, or a valuation firm would agree with the updated offering price; or

•	the methodology used to determine our estimated net asset value per share would be acceptable to FINRA or for compliance with Employee Retirement Income Security Act (“ERISA”) reporting requirements.
The value of our shares will fluctuate over time in response to developments related to the capital raised during our offering stage, future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. As such, the offering price does not take into account developments in our portfolio since September 30, 2014, except as noted above. We currently expect to utilize an independent valuation firm to update our estimated net asset value per share in December 2015 and in December of each year thereafter.
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (i) the number of years the shares have been held, (ii) the purchase price paid for the shares and (iii) whether the redemptions are sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the program and, together with redemptions sought in connection with a stockholder’s death, “special redemptions”). The current maximum price that may be paid under the program is $10.51 per share, which is the current offering price of our shares of common stock in our ongoing primary initial public offering (ignoring purchase price discounts for certain categories of purchasers). Although this price represents the most recent price at which investors have been willing to purchase shares in our ongoing primary initial public offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.51 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. Our advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the dealer manager agreement;

•	public offerings of equity by us, which entitle our dealer manager to dealer manager fees and would likely entitle our advisor to additional acquisition and origination fees and asset management fees;

•	sales of real estate investments, which entitle our advisor to disposition fees and possible subordinated incentive fees;

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

•	borrowings to acquire real estate investments, which borrowings will increase the acquisition and origination fees and asset-management fees payable to our advisor;

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

•	whether and when we seek to sell the company or its assets, which sale could entitle our advisor to a subordinated incentive fee and terminate the asset management fee.
Our advisor and its affiliates face conflicts of interest relating to the acquisition and origination of assets and leasing of properties due to their relationship with other KBS-sponsored programs and KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised or will be advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As such, we and the other KBS-sponsored programs that are currently raising funds for investment, or that otherwise have funds available for investment, and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our acquisition stage will overlap to some extent with KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, five private KBS-sponsored programs and possibly future KBS-sponsored programs and KBS-advised investors. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of our advisor could direct attractive investment opportunities to other KBS-sponsored programs or KBS-advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.

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
Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment in us to suffer.
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised or will be advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs and KBS-advised investors. Further, our officers and affiliated directors are also officers and/or affiliated directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS Growth & Income REIT. Messrs. Hall, McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors. As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors, other KBS-sponsored programs and other KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment in us, may decline.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve or will serve as the advisor to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Because other KBS-sponsored programs offered through our dealer manager are conducting offerings concurrently with our offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
Our dealer manager, KBS Capital Markets Group, also currently serves as the dealer manager for the ongoing initial public offering of KBS Strategic Opportunity REIT II, which will be raising capital in its initial public offering concurrently with our initial public offering. In addition, from time to time, KBS Capital Markets Group serves as the dealer manager for private KBS-sponsored programs. Future KBS-sponsored programs may also seek to raise capital through offerings conducted concurrently with our offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted geography and key investment objectives. Nevertheless, there may be periods during which one or more KBS-sponsored programs will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.
Our board of directors’ loyalties to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT I and KBS REIT II. Two of our affiliated directors are also affiliated directors of KBS Growth & Income REIT and one of our affiliated directors is also an affiliated director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•
The conflicts committee of our board of directors must evaluate the performance of our advisor with respect to whether our advisor is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other KBS-sponsored programs or if our advisor is giving preferential treatment to other KBS-sponsored programs in this regard, our conflicts committee may not be well-suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

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

Because our independent directors are also independent directors of KBS REIT I and KBS REIT II, they receive compensation for service on the boards of KBS REIT I and KBS REIT II. Like us, KBS REIT I and KBS REIT II each pays each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each audit or conflicts committee meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference audit or conflicts committee meeting attended). In addition, KBS REIT II also pays each independent director compensation for attending other committee meetings as follows: (i) $2,000 for each other committee meeting attended (except that the committee chairman is paid $3,000 for each other committee meeting attended), and (ii) $2,000 for each other teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each other teleconference committee meeting attended). In addition, like us, KBS REIT I and KBS REIT II each reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of their boards of directors.
Risks Related to Our Corporate Structure
Our charter limits the number of shares a person may own and permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. In addition, our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. These charter provisions have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.
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

We believe that neither we nor our Operating Partnership will be required to register as an investment company based on the following analysis. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.
We believe that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
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
Our share redemption program includes numerous restrictions that severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover the value they invested in our common stock. Our stockholders must hold their shares for at least one year in order to participate in our share redemption program, except in connection with special redemptions. We limit the number of shares redeemed pursuant to our share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; however, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.
Unless the shares are being redeemed in connection with a special redemption, and until such time as we establish an estimated value per share for a purpose other than to set the price to acquire a share in our primary public offering, the prices at which we will redeem shares are as follows:

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
Notwithstanding the above, and unless the shares are being redeemed in connection with a special redemption, once we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in one of our primary public offerings, the prices at which we will redeem shares will be as follows:

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
Until we establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our primary public offerings, the redemption price for shares redeemed pursuant to a special redemption is based on the amount paid to acquire the share from us. Once we have established an estimated value per share for a purpose other than to set the price to acquire a share in one of our primary public offerings, the redemption price would be the most recent estimated value of the shares as of the redemption date, as determined by our advisor or another firm chosen for that purpose.
We currently expect to announce an estimated value per share in December 2015 and in December of each year thereafter.
In March 2009, in order to preserve capital and value for all stockholders during the economic crisis, KBS REIT I amended its share redemption program to limit redemptions (other than special redemptions) during any calendar year to the amount of the net proceeds from the sale of shares under its dividend reinvestment plan from the prior calendar year less amounts KBS REIT I deemed necessary from such proceeds to fund current and future funding obligations and needs of the company. Pursuant to this limitation, KBS REIT I suspended ordinary redemptions for the remainder of 2009 and from 2010 through March 2012. KBS REIT I provided notice of this amendment in its Annual Report on Form 10-K filed on March 27, 2009, and the amendment was effective upon 30 days’ notice. The amendment became effective before the April 30, 2009 redemption date. As a result, investors did not have a final opportunity to submit redemptions. In March 2012, KBS REIT I amended and restated its share redemption program to provide only for special redemptions (each as defined in the share redemption program). These redemptions are limited to an annual amount determined by KBS REIT I’s board of directors which may be reviewed and adjusted from time to time during the year.

On January 24, 2014, in consideration of the cash requirements necessary to effectively manage KBS Legacy Partners Apartment REIT’s assets, KBS Legacy Partners Apartment REIT amended and restated its share redemption program to limit redemptions to $2.0 million of shares in the aggregate during any calendar year. Additionally, during any calendar year, once KBS Legacy Partners Apartment REIT has redeemed $1.5 million of shares under its share redemption program, including special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with special redemptions. KBS Legacy Partners Apartment REIT provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on January 28, 2014 and its amended and restated share redemption program became effective for redemptions under the program on or after February 27, 2014. Because of these limitations on the dollar value of shares that may be redeemed under its share redemption program, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions other than special redemptions for 2014 in August 2014.
On May 15, 2014, KBS REIT II amended and restated its share redemption program to provide only for special redemptions. These redemptions are limited to an annual amount determined by KBS REIT II’s board of directors which may be reviewed and adjusted from time to time during the year. KBS REIT II provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on May 19, 2014 and its amended and restated share redemption program became effective for redemptions under the program on June 18, 2014.
Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholder. See Part II, Item 5, “Share Redemption Program” for more information about the program.
If funds are not available from our dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
We depend on the proceeds from our dividend reinvestment plan offering for general corporate purposes including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; funding obligations under any of our real estate loans receivable; the acquisition or origination of real estate investments, which would include payment of acquisition or origination fees to our advisor; and the repayment of debt. We cannot predict with any certainty how much, if any, dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
Because our dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.
Our dealer manager is one of our affiliates and, as such, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our public offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.
Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares in our public offering, our board may elect to (i) sell additional shares in our current public offering or in future public offerings, including through our dividend reinvestment plan; (ii) issue equity interests in private offerings; (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; or (v) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after our investors purchase shares, whether in our current or future primary offerings, pursuant to our dividend reinvestment plan or otherwise, our investors’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional issuance of shares, the use of the proceeds and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.

Payment of fees to our advisor and its affiliates reduces cash available for investment and distribution to our stockholders and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our advisor and its affiliates perform services for us in connection with the selection and acquisition or origination of our real estate investments, the management and leasing of our real estate properties, the administration of our real estate-related investments and the disposition of our investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders.
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
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investment in us could decline.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our dividend reinvestment plan, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.
Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our sponsors have invested only $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for the significant organization and offering expenses that they incurred, through our advisor, our dealer manager and their affiliates, on our behalf in connection with our public offerings, our sponsors will have little exposure to loss in the value of our shares. With this limited exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
As of March 3, 2015, we had acquired 21 real estate properties (one of which was sold on February 19, 2014) and originated one real estate loan receivable based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operations available to fund distributions and investor returns may be reduced.
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

To the extent that we buy core real estate properties with occupancy of less than 95% or that have significant rollover during the expected hold period, we may incur significant costs for capital expenditures and tenant improvement costs to lease-up the properties, which increases the risk of loss associated with these properties compared to other properties.
We have invested in, and may make additional investments in, core properties that have an occupancy rate of less than 95%, significant rollover during the expected hold period, or other characteristics that could provide an opportunity for us to achieve appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. We likely will need to fund reserves or maintain capacity under our credit facilities to fund capital expenditures, tenant improvements and other improvements in order to attract new tenants to these properties. To the extent we do not maintain adequate reserves to fund these costs, we may use our cash flow from operating activities or proceeds from our ongoing public offering, which will reduce the amount of cash flow available for distribution to our investors.  If we are unable to execute our business plan for these investments, the overall return on these investments will decrease.
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
Certain property types, such as industrial properties, or portfolios of such properties, that we may acquire may not have efficient alternative uses and, if we acquire such properties, we may have difficulty leasing them to new tenants and/or have to make significant capital expenditures to them to do so.
Certain property types, particularly industrial properties, can be difficult to lease to new tenants, should the current tenant terminate or choose not to renew its lease. These properties generally will have received significant tenant-specific improvements and only very specific tenants may be able to use such improvements, making the properties very difficult to re-lease in their current condition. Additionally, an interested tenant may demand that, as a condition of executing a lease for the property, we finance and construct significant improvements so that the tenant could use the property. This expense may decrease cash available for distribution, as we likely would have to (i) pay for the improvements up-front or (ii) finance the improvements at potentially unattractive terms.
To the extent we acquire retail properties, our revenue will be significantly impacted by the success and economic viability of our retail anchor tenants. Our reliance on a single tenant or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investment in us.
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
Retailers will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such conditions could adversely affect any retail tenants we may have and, consequently, our funds available for distribution related to such tenants.

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
Our inability to sell a property at the time and on the terms we want could limit our ability to pay distributions to our stockholders.
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

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our stockholders’ investment in us.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to pay distributions to our stockholders and may reduce the value of our stockholders’ investment in us.

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
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flow from operations and the return on our stockholders’ investment in us.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment in us. In addition, we have limited sources of funding, including working capital reserve and other reserves we may establish, to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

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
Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. The mezzanine and bridge loans we may purchase or originate will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. This illiquidity may limit our ability to vary our portfolio in response to changes in economic and other conditions, which could increase the likelihood that the value of our stockholders’ investment in us will decrease as a result of such changes in economic and other conditions.
Delays in restructuring or liquidating non-performing real estate securities could reduce the return on our stockholders’ investment in us.
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
The success of our real estate-related investments materially depends on the financial stability of the borrowers under such investments. The inability of a single major borrower or a number of smaller borrowers to meet their payment obligations could result in reduced revenue or losses for us. In the event of a borrower default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of their investment in us.
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
We have entered into and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging products may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
We assume the credit risk of our counterparties with respect to derivative transactions.
We may enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate real estate loans receivable and variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
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
There can be no assurance that the direct or indirect effects of the Dodd-Frank Act and other applicable non-U.S. regulations will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, subject to an exception under the Dodd-Frank Act for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
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
Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce our earnings and, in turn, cash available for distribution to our stockholders.
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

If we do mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment in us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
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
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment in us.
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
Our debt service payments will reduce our cash available for distribution. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. If we utilize repurchase agreement financing and if the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment in us.
We may incur debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2014, our borrowings and other liabilities were approximately 57% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.
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
Our investments in debt instruments may cause us to recognize “phantom income” for federal income tax purposes even though no cash payments have been received on the debt instruments.
We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. We may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value.
In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate residential and commercial mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
As a result of these factors, there is a significant risk that we may recognize substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
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
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

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
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which our stockholders might receive a premium for their shares over the then prevailing market price or which our stockholders might believe to be otherwise in their best interests.

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
The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

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
As of December 31, 2014, we owned 20 office properties encompassing 8.2 million rentable square feet in the aggregate that were collectively 89% occupied. The following table provides summary information regarding the properties owned by us as of December 31, 2014:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Square Foot (2)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Domain Gateway Austin, TX	09/29/2011	Office	173,962	$47,373	$3,716	$21.36	4.7	1.7%	100.0%
Town Center Plano, TX	03/27/2012	Office	522,043	118,034	12,281	24.53	4.4	4.3%	95.9%
McEwen Building Franklin, TN	04/30/2012	Office	175,262	40,256	4,541	25.91	4.0	1.5%	100.0%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	198,446	29,227	4,355	22.62	3.8	1.1%	97.0%
Tower on Lake Carolyn Irving, TX	12/21/2012	Office	364,336	50,094	7,137	21.37	3.4	1.8%	91.7%
RBC Plaza Minneapolis, MN	01/31/2013	Office	709,690	139,345	9,158	17.04	7.0	5.4%	75.7%
One Washingtonian Center Gaithersburg, MD	06/19/2013	Office	314,175	90,235	9,343	30.41	6.3	3.5%	97.8%
Preston Commons Dallas, TX	06/19/2013	Office	427,799	115,832	11,253	28.48	4.3	4.5%	92.4%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	78,656	7,423	26.54	3.2	3.0%	89.2%
201 Spear Street San Francisco, CA	12/03/2013	Office	252,591	130,834	9,668	43.55	2.7	5.3%	87.9%
500 West Madison Chicago, Illinois	12/16/2013	Office	1,457,724	425,428	34,429	25.58	5.2	16.9%	92.3%
222 Main Salt Lake City, UT	02/27/2014	Office	426,657	163,760	13,163	36.19	8.8	6.6%	85.2%
Anchor Centre Phoenix, AZ	05/22/2014	Office	333,014	90,984	7,066	27.48	5.3	3.7%	77.2%
171 17th Street Atlanta, GA	08/25/2014	Office	509,237	129,953	10,572	24.37	6.7	5.3%	85.2%
Rocklin Corporate Center Rocklin, CA	11/06/2014	Office	220,020	32,724	4,281	21.58	5.1	1.4%	90.2%
Reston Square Reston, VA	12/03/2014	Office	139,071	45,638	5,008	39.40	7.5	1.9%	91.4%
Ten Almaden San Jose, CA	12/05/2014	Office	309,254	117,293	10,136	36.76	4.6	4.9%	89.2%
Towers at Emeryville Emeryville, CA	12/23/2014	Office	815,018	250,093	22,600	32.87	3.4	10.5%	84.4%
101 South Hanley St. Louis, MO	12/24/2014	Office	346,451	63,463	7,582	25.17	5.0	2.7%	87.0%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	210,804	148,639	11,142	60.71	13.6	6.2%	87.1%
			8,219,163	$2,307,861	$204,854	$28.09	5.3		88.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2014:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	30	$3,157	1.5%	180,753	2.4%
2015	80	11,935	5.8%	456,855	6.3%
2016	84	18,392	9.0%	666,001	9.1%
2017	115	23,690	11.6%	819,917	11.2%
2018	84	19,168	9.4%	634,455	8.7%
2019	81	29,861	14.6%	1,089,421	14.9%
2020	46	22,469	11.0%	860,067	11.8%
2021	19	9,552	4.7%	463,503	6.4%
2022	35	15,888	7.8%	531,597	7.3%
2023	19	15,877	7.8%	619,700	8.5%
2024	20	11,826	5.8%	389,984	5.4%
Thereafter	13	23,039	11.0%	579,993	8.0%
Total	626	$204,854	100.0%	7,292,246	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2014, our portfolio’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1)(in thousands)	Percentage of Annualized Base Rent
Finance	125	$47,238	23.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2014, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.

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
Stockholder Information
As of March 3, 2015, we had 138.1 million shares of common stock outstanding held by a total of approximately 33,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the FINRA members and their associated persons that participate in our initial public offering of common stock in meeting their customer account statement reporting obligations pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, KBS Capital Advisors estimated the value of our shares of common stock as $10.51 per share as of December 31, 2014. The basis for this valuation is the fact that the current offering price of our shares of common stock in our ongoing primary initial public offering is $10.51 per share (ignoring purchase price discounts for certain categories of purchasers).
Although this estimated value represents the most recent price at which investors have been willing to purchase shares in our ongoing primary initial public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.51 primary public offering price includes the payment of projected underwriting compensation and other directed selling efforts as well as other offering costs, which costs and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments subsequent to the establishment of the offering price, including how disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio subsequent to the establishment of the offering price.
On December 9, 2014, our board of directors established an updated offering price for shares of common stock to be sold in our ongoing primary initial public offering of $10.51 per share (with discounts available to certain categories of purchasers) and an offering price for shares of common stock to be sold under our dividend reinvestment plan of $9.99 per share (which is 95% of the price to acquire a share in our ongoing primary initial public offering). These updated offering prices for the primary offering and the dividend reinvestment plan offering became effective on December 12, 2014. The updated offering price of shares of common stock to be sold in the primary offering was determined by adding certain projected offering costs to the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that were either acquired subsequent to September 30, 2014 or were under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, we had closed on each of these six properties. As of September 30, 2014, there were 99,101,093 shares of common stock issued and outstanding. We did not make any other adjustments to our estimated net asset value per share subsequent to September 30, 2014, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The updated offering price of our shares is not a statement of our estimated net asset value per share as our board of directors also took into consideration the projected costs and expenses associated with raising capital in our ongoing initial public offering. These costs include selling commissions, dealer manager fees and certain other projected offering costs and are included in the updated offering price so that any dilutive impact to our existing stockholders is minimized. We are providing information regarding our estimated net asset value per share for the sole purpose of updating the offering prices in our ongoing primary initial public offering and in our dividend reinvestment plan offering.

Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated net asset value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of our conflicts committee, we engaged CBRE Cap, an independent investment banking firm, to provide a calculation of the range in estimated net asset value per share of our common stock as of September 30, 2014. CBRE Cap based this range in estimated net asset value per share upon appraisals of our real estate properties performed by CBRE, an affiliate of CBRE Cap and an independent third party appraisal firm, and valuations performed by KBS Capital Advisors, our advisor, with respect to our cash, real estate loan receivable, other assets, mortgage debt and other liabilities, which are disclosed in our quarterly report on Form 10-Q for the period ended September 30, 2014. The appraisal reports CBRE prepared summarized the key inputs and assumptions involved in the appraisal of each of our real estate properties. CBRE Cap’s valuation was designed to follow the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Upon the conflicts committee’s receipt and review of CBRE Cap’s valuation report, which included the appraised value of each of our real estate properties, as noted in the appraisal reports prepared by CBRE, and a summary of the estimated value of each of our other assets and liabilities as determined by our advisor and reviewed by CBRE Cap, and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated net asset value per share of $8.46 to $10.27, with an approximate mid-range value of $9.42 per share, as indicated in CBRE Cap’s valuation report and recommended by our advisor, was reasonable and (ii) recommended to our board of directors that it adopt $9.42 as the estimated net asset value per share of our common stock, which approximates the mid-range value determined by CBRE Cap. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.42 as the estimated net asset value per share of our common stock, which determination is ultimately and solely the responsibility of our board of directors. Our board of directors then considered the cost of raising capital in our ongoing primary initial public offering as described above and approved $10.51 as the updated offering price per share for our ongoing primary initial public offering (with discounts available for some categories of investors) and $9.99 as the updated offering price per share for our dividend reinvestment plan offering.
The table below sets forth the calculation of our estimated net asset value per share as of December 9, 2014 and the calculation of the updated primary offering price effective for purchases of shares of common stock to be sold in our initial public offering beginning December 12, 2014, as well as the calculation of our prior estimated net asset value per share and primary offering price as of May 5, 2014. Neither CBRE Cap nor CBRE is responsible for the determination of the estimated net asset value per share as of December 9, 2014 or May 5, 2014 and did not participate in the determination of the updated primary offering price.

	December 9, 2014 Estimated Net Asset Value per Share and Primary Offering Price	May 5, 2014 Estimated Net Asset Value per Share and Primary Offering Price (4)	Change in Estimated Net Asset Value per Share
Real estate properties (1)	$17.39	$18.33	$(0.94)
Real estate-related investment	0.18	0.21	(0.03)
Cash (2)	1.56	0.94	0.62
Other assets	0.12	0.16	(0.04)
Mortgage debt (3)	(9.31)	(9.89)	0.58
Other liabilities	(0.39)	(0.46)	0.07
Acquisition-related costs subsequent to September 30, 2014	(0.13)	—	(0.13)
Estimated net asset value per share	$9.42	$9.29	$0.13
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated net asset value per share	$9.42	$9.29	$0.13
Offering related costs	1.09	1.10	(0.01)
Primary offering price per share	$10.51	$10.39	$0.12
_____________________
(1) The decrease in the estimated value of real estate properties per share was primarily due to the increase in shares outstanding, partially offset by the acquisitions of real estate properties through September 30, 2014. Other than actual or estimated acquisition fees and closing costs for closed or probable acquisitions as of December 9, 2014, the acquisitions of properties subsequent to September 30, 2014 and prior to December 9, 2014 did not have an effect on our estimated net asset value per share shown above.
(2) The increase in cash is primarily due to net offering proceeds from our initial public offering.
(3) The decrease in the estimated value of mortgage debt per share was primarily due to the increase in shares outstanding, partially offset by the increase in mortgage debt outstanding related to real estate acquisitions through September 30, 2014.
(4) The May 5, 2014 estimated net asset value per share was based upon a calculation of the range of estimated net asset value per share of our common stock as of March 31, 2014 by CBRE Cap and recommended by our advisor. CBRE Cap based this range in estimated net asset value per share upon appraisals of our real estate properties performed by CBRE and valuations performed by our advisor with respect to our cash, real estate loan receivable, other assets, mortgage debt and other liabilities. For more information relating to the May 5, 2014 estimated net asset value per share and the assumptions and methodologies used by CBRE, CBRE Cap and our advisor, see supplement no. 3 dated May 6, 2014 to the prospectus of KBS Real Estate Investment Trust III, Inc. dated April 25, 2014 (Registration No. 333-164703).

The increase in our estimated net asset value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated net asset value per share from $9.29 to $9.42. The changes are not equal to the change in values of each asset and liability group presented in the table above due to new investments and related financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated net asset value per share.

	Change in Estimated Net Asset Value per Share
May 5, 2014 estimated net asset value per share	$9.29
Changes to estimated net asset value per share
Offering related costs	(0.03)
Real estate
Real estate	0.38
Capital expenditures on real estate	(0.07)
Total change related to real estate	0.31
Acquisition-related costs	(0.15)	(1)
Deferred financing costs	(0.01)
Notes payable	(0.01)
Other changes, net	0.02
Total change in estimated net asset value per share	$0.13
December 9, 2014 estimated net asset value per share	$9.42
_____________________
(1) Amount includes actual or estimated acquisition fees and closing costs related to properties that were either acquired subsequent to May 5, 2014 or under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014. All reasonably probable properties included in the amount above had closed as of December 30, 2014.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated net asset value per share of our common stock, and these differences could be significant. The estimated net asset value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated net asset value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated net asset value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. As of September 30, 2014, we had no potentially dilutive securities outstanding that would impact the estimated net asset value per share of our common stock.
Methodology
Our goal for the valuation was to arrive at a reasonable and supportable estimated net asset value per share, using a process that was designed to be in compliance with the IPA Valuation Guidelines and using what we and our advisor deemed to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation and appraisal methodologies, assumptions and estimates used to value our assets and liabilities:

Real Estate
Independent Valuation Firm
CBRE Cap was selected by our advisor and approved by the conflicts committee. With the approval of the conflicts committee, CBRE Cap engaged CBRE to appraise our real estate portfolio(1). CBRE Cap reviewed and took into consideration the appraised values of each of our properties contained in the appraisal reports of CBRE, and described the results of such appraisals in its valuation report, which was provided to our conflicts committee and our board of directors. CBRE is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation CBRE receives for its appraisals of our real estate properties is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its appraisal reports, CBRE did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
CBRE collected all reasonably available material information that it deemed relevant in appraising our real estate properties. CBRE relied in part on property-level information provided by our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures.
In conducting their respective investigations and analyses, each of CBRE Cap and CBRE took into account customary and accepted financial and commercial procedures and considerations as each deemed relevant. Although each of CBRE Cap and CBRE reviewed information supplied or otherwise made available by us or our advisor for reasonableness, each assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap and CBRE, CBRE Cap and CBRE each assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or our advisor. CBRE Cap and CBRE each relied on us or our advisor to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.
_____________________

(1)
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. CBRE Cap engaged CBRE to prepare appraisal reports relating to each of our real estate properties and CBRE received fees upon the delivery of such reports. In addition, we agreed to indemnify CBRE Cap against certain liabilities arising out of our engagement of CBRE Cap. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to December 9, 2014, CBRE Cap and CBRE and their affiliates provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and received fees in connection with such services. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of these appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.

In the ordinary course of its business, CBRE Cap, CBRE, their affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.

In performing its analysis of our real estate properties, CBRE made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, CBRE assumed that we had clear and marketable title to each real estate property appraised, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, CBRE’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect CBRE’s analyses and conclusions. CBRE’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from their appraised values.
Although CBRE considered any comments received from us or our advisor to its appraisal reports, the final appraised values of our real estate properties were determined by CBRE. The appraisal reports for our real estate properties are addressed solely to CBRE Cap to assist in its calculation of the range in estimated net asset value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated net asset value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports CBRE did not solicit third-party indications of interest for our real estate properties.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to CBRE’s appraisal reports. All of the CBRE appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
CBRE appraised each of our real estate properties held as of September 30, 2014 using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of our real estate properties. CBRE calculated the discounted cash flow value of each of our real estate properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value our real estate properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
As of September 30, 2014, we (i) owned 14 office properties, which were acquired for a total purchase price of $1,619.1 million, including $23.9 million of acquisition fees and acquisition expenses, and (ii) had invested $43.9 million in capital and tenant improvements in these 14 real estate properties. As of September 30, 2014, the total appraised value of these 14 real estate properties as provided by CBRE using the appraisal methods described above was $1,722.9 million. The total appraised value of our real estate properties as of September 30, 2014, compared to the total acquisition cost of our real estate properties owned as of September 30, 2014 plus subsequent capital improvements through September 30, 2014, results in an overall increase in the value of these 14 real estate properties of approximately 3.6%.
The following table summarizes the key assumptions that CBRE used in the discounted cash flow analyses to arrive at the appraised value of our real estate properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.0% to 8.25%	6.70%
Discount rate	7.0% to 9.25%	7.74%
Net operating income compounded annual growth rate (1)	0.25% to 10.34%	4.94%
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the hold period of the property) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.

While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and thus, our estimated net asset value per share. The table below illustrates the impact on our estimated net asset value per share if the terminal capitalization rates or discount rates CBRE used to appraise our real estate properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated net asset value per share if these terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Net Asset Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.43	$(0.40)	$0.58	$(0.53)
Discount Rate	0.34	(0.33)	0.53	(0.51)
Finally, each 1% change in the appraised value of our real estate properties would result in a change of $0.17 to our estimated net asset value per share, assuming all other factors remain unchanged.
Real Estate Loan Receivable
Our advisor’s estimated value for our real estate loan receivable is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2014, but does not equal the book value of the loan in accordance with GAAP. Our advisor estimated the value of the real estate loan receivable by applying a discounted cash flow analysis over the remaining expected life of the investment, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investment were based on the investment’s contractual cash flow, which we anticipate we will receive. The expected cash flow for the loan was discounted at a rate that we expect a market participant would require for an instrument with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral, current performance, credit enhancements and other factors.
As of September 30, 2014, we owned one real estate loan receivable. The cost of our real estate loan receivable was $18.4 million, which amount includes $0.1 million of origination fees and origination expenses and $8.5 million of net amount funded after origination. As of September 30, 2014, the GAAP fair value of our real estate loan receivable was $18.1 million and the outstanding principal balance was $18.2 million. The discount rate applied to the cash flow from the real estate loan receivable, which has a remaining term of 1.75 years, was approximately 8.25%. Similar to the appraisals of our real estate properties, a change in the assumptions and inputs would change the fair value of our real estate loan receivable and thus, our estimated net asset value per share. However, assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on our estimated net asset value per share. Additionally, assuming all other factors remain unchanged, a 5% decrease or increase in the discount rates would have no impact on our estimated net asset value per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2014, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2014, the GAAP fair value and the carrying value of our notes payable were $923.1 million and $922.9 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 3.8 years, was approximately 3.1%.
The table below illustrates the impact on our estimated net asset value per share if the discount rates our advisor used to value our notes payable were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated net asset value per share if these discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Net Asset Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	(0.08)	0.08	(0.05)	0.05

Deferral of Asset Management Fees
Pursuant to our advisory agreement, with respect to asset management fees accruing from March 1, 2014, our advisor defers, without interest, our obligation to pay asset management fees for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the advisory agreement.
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
As of September 30, 2014, we had accrued and deferred payment of $3.8 million of asset management fees under our advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above. For the purposes of determining the estimated net asset value per share, our advisor included $1.8 million of this liability or $0.02 per share, as this amount was subsequently paid in November 2014 based on the MFFO Surplus generated in September 2014. The remaining accrued and deferred asset management fees of $2.0 million or $0.02 per share as of September 30, 2014 was not included in the calculation of the estimated net asset value per share as these amounts would only be payable in connection with future MFFO Surplus. Additionally, based on a hypothetical liquidation of the assets and liabilities as of September 30, 2014, we would not be liable for the $2.0 million of accrued and deferred asset management fees that were excluded from the calculation of the estimated net asset value per share.
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the valuation of the related asset or liability. Our advisor has also excluded redeemable common stock, as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating our estimated net asset value per share and the updated offering price of our common stock.
Limitations of Estimated Net Asset Value per Share
As mentioned above, we are using this estimated net asset value per share exclusively to help establish the updated offering price of shares of our common stock to be sold in our ongoing initial public offering and to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated net asset value per share, and these differences could be significant. The estimated net asset value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.

Accordingly, with respect to our estimated net asset value per share and/or our updated offering price, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated net asset value per share or the updated offering price;

•
a stockholder would ultimately realize distributions per share equal to our estimated net asset value per share or the updated offering price upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at our estimated net asset value per share or the updated offering price on a national securities exchange;

•	a third party would offer our estimated net asset value per share or the updated offering price in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated net asset value per share, or a valuation firm would agree with the updated offering price; or

•	the methodology used to determine our estimated net asset value per share would be acceptable to the Financial Industry Regulatory Authority or for compliance with ERISA reporting requirements.
Further, our estimated net asset value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that were either acquired subsequent to September 30, 2014 were under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, we had closed on each of these six properties. As of September 30, 2014, we had 99,101,093 shares issued and outstanding. We did not make any other adjustments to our estimated net asset value per share subsequent to September 30, 2014, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to the capital raised during our offering stage, future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. Our estimated net asset value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated net asset value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We currently expect to utilize an independent valuation firm to update our estimated net asset value per share in December 2015 and in December of each year thereafter. We cannot assure you that our offering price will increase or that it will not decrease during our offering stage.
Distribution Information
We have authorized and declared, and expect to continue to authorize and declare, distributions based on daily record dates, and we have paid, and expect to continue to pay, such distributions on a monthly basis. The rate is determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
Generally, our policy is to pay distributions from cash flow from operations. During our offering stage, when we may raise capital in our public offerings more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with an advance from our advisor and debt financing and we expect to utilize debt financing in the future, if necessary, to fund at least a portion of our distributions. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. Our distribution policy is generally not to use the proceeds of our public offerings to pay distributions. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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
During 2013 and 2014, we declared distributions based on daily record dates for each day during the period commencing January 1, 2013 through December 31, 2014. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2014 and 2013, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$11,661	$14,142	$15,413	$18,265	$59,481
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$4,761	$5,934	$7,688	$9,926	$28,309
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
_____________________
(1) During the years ended December 31, 2013 and 2014, we declared distributions based on daily record dates for each day during the period commencing January 1, 2013 through December 31, 2014.  Distributions for this period were calculated based on stockholders of record each day during the period at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on our initial primary offering purchase price of $10.00 per share or a 6.18% annualized rate based on the current primary offering purchase price of $10.51 per share.
The tax composition of our distributions declared for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Ordinary Income	60%	43%
Capital Gain	13%	—
Return of Capital	27%	57%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On November 10, 2014, our board of directors declared distributions based on daily record dates for the period from January 1, 2015 through January 31, 2015, which we paid on February 2, 2015. On January 15, 2015, our board of directors declared distributions based on daily record dates for the period from February 1, 2015 through February 28, 2015, which we paid on March 2, 2015, and distributions based on daily record dates for the period from March 1, 2015 through March 31, 2015, which we expect to pay in April 2015. On March 6, 2015, our board of directors declared distributions based on daily record dates for the period from April 1, 2015 through April 30, 2015, which we expect to pay in May 2015, and distributions based on daily record dates for the period from May 1, 2015 to May 31, 2015, which we expect to pay in June 2015. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on our initial primary offering purchase price of $10.00 per share or a 6.18% annualized rate based on the current primary offering purchase price of $10.51 per share.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares, or up to $2,000,000,000 of shares, of common stock in our primary offering and 80,000,000 shares, or up to $760,000,000 of shares, of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC as the dealer manager of our offering. We initially offered shares of common stock in our primary offering at a price equal to $10.00 per share with discounts available to certain categories of purchasers. We initially offered shares under our dividend reinvestment plan at a price equal to $9.50 per share. On May 5, 2014, our board of directors established an updated offering price for shares of common stock to be sold in our ongoing primary initial public offering of $10.39 per share (with discounts available to certain categories of purchasers) and an offering price for shares of common stock to be sold under our dividend reinvestment plan of $9.88 per share (which is 95% of the price to acquire a share in our primary initial public offering). These updated offering prices for our primary offering and our dividend reinvestment plan offering became effective May 7, 2014. The updated offering price of shares of common stock to be sold in our ongoing primary initial public offering was determined by adding certain projected offering costs to the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of March 31, 2014. We did not make any adjustments to our estimated net asset value subsequent to March 31, 2014, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. On December 9, 2014, our board of directors established an updated offering price for shares of common stock to be sold in our ongoing primary initial public offering of $10.51 per share (with discounts available to certain categories of purchasers) and an updated offering price for shares of common stock to be sold under our dividend reinvestment plan of $9.99 per share (which is 95% of the price to acquire a share in our primary initial public offering). These December 2014 updated offering prices for our primary offering and our dividend reinvestment plan offering became effective December 12, 2014. The December 2014 updated offering price of shares of common stock to be sold in our primary initial public offering was determined by adding certain projected offering costs to the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that were either acquired subsequent to September 30, 2014 or were under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, we had closed on each of these six properties. We did not make any adjustments to our estimated net asset value subsequent to September 30, 2014, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The December 2014 updated offering price of our shares is not a statement of our estimated net asset value per share, as our board of directors also took into consideration the projected costs and expenses associated with raising capital in our ongoing initial public offering. These costs include selling commissions, dealer manager fees and certain other offering costs. The estimated net asset value per share was determined for the sole purpose of updating the offering prices in our primary initial public offering and in our dividend reinvestment plan offering. For information related to the determination of our December 2014 updated offering prices, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” Our board of directors may adjust the offering price of the primary offering shares or dividend reinvestment plan shares during the course of our ongoing initial public offering.
On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. We can give no assurance that we will commence or complete the Follow-on Offering.
On February 12, 2015, in consideration of our offering proceeds raised to date and the pace of sales in our primary public offering, our board of directors approved the termination of our primary public offering stage effective approximately 90 days (as determined by our Chief Executive Officer, such date the “Offering Termination Date”) after we have announced that we have raised $1.3 billion in the aggregate in our primary public offerings, whether in our ongoing initial public offering or a follow-on offering. On February 20, 2015 we announced that, as of February 20, 2015, we had accepted aggregate gross offering proceeds in excess of $1.3 billion in our primary public offering. Our Offering Termination Date will be Friday, May 29, 2015.Subscriptions must be dated on or before May 29, 2015, and subscriptions and all related documents and funds must be received by us in good order no later than July 28, 2015. We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of our primary offering stage. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering.

As of December 31, 2014, we had sold 123,891,580 shares of common stock in our ongoing initial public offering for gross offering proceeds of $1.2 billion, including 4,945,618 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $47.7 million. As of December 31, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount ( in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$109,877	Actual
Finders’ fees	—	Actual
Other underwriting compensation	9,049	Actual
Other organization and offering costs (excluding underwriting compensation)	11,028	Actual
Total expenses	$129,954
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.4%	Actual
From the commencement of our ongoing initial public offering through December 31, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.1 billion, including net offering proceeds from our dividend reinvestment plan of $47.7 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; funding obligations under any of our real estate loans receivable; the acquisition or origination of real estate investments, which would include payment of acquisition fees or origination fees to our advisor; and the repayment of debt. As of December 31, 2014, we had used the net proceeds from our ongoing initial public offering and dividend reinvestment plan and debt financing to invest $2.4 billion in 21 real estate properties and one real estate-related investment, including $32.8 million of acquisition fees and origination fees, acquisition and origination expenses and closing costs. On February 19, 2014, we sold Las Cimas IV for $43.2 million, which proceeds have been used to make additional investments.
On October 3, 2014, we issued 129,231 shares of common stock for $9.40 per share (or an aggregate purchase price of $1,215,160) to Jonathan Bren and 129,231 shares of common stock for $9.40 per share (or an aggregate purchase price of $1,215,160) to Christopher Bren. The shares were issued in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. Jonathan Bren and Christopher Bren are the sons of Peter Bren, our President and one of our sponsors. We did not pay selling commissions or dealer manager fees with respect to these sales. The purchase price reflects a $0.987 discount to the then-current $10.39 per share offering price in our ongoing initial public offering, reflecting that no selling commissions or dealer manager fees were paid on the sale.

Share Redemption Program
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their share should they require liquidity and will limit our stockholders’ ability to recover the value they invested in our common stock. On March 5, 2014, our board of directors approved the Third Amended and Restated Share Redemption Program (the “Third Amended Share Redemption Program”), which became effective on April 6, 2014. The amendments made in the Third Amended Share Redemption Program would not have affected the redemption prices or the number of shares redeemed during the three months ended March 31, 2014. Below are the material terms of the Third Amended Share Redemption Program.
There are several limitations on our ability to redeem shares under the Third Amended Share Redemption Program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and together with redemptions sought in connection with a stockholder’s death, “special redemptions”), we may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Notwithstanding anything contained in the Third Amended Share Redemption Program to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to our stockholders.

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
Unless our shares are being redeemed in connection with a special redemption, and until such time as we establish an estimated value per share for a purpose other than to set the offering price to acquire a share in one of our primary public offerings, the prices at which we will initially redeem shares under the program are as follows:

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

Notwithstanding the above, and unless our shares are being redeemed in connection with a special redemption, once we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in one of our primary public offerings, the redemption price at which we will redeem shares will be as follows:

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
We currently expect to announce an estimated value per share in December 2015 and in December of each year thereafter. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our web site (such information may be provided by means of a link to our public filings on the SEC’s web site, www.sec.gov).
In several respects we would treat special redemptions differently from other redemptions:

•	there is no one-year holding requirement;

•
until we establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our primary public offerings, the redemption price is the amount paid to acquire the shares from us; and

•
once we have established an estimated value per share for a purpose other than to set the price to acquire a share in one of our primary public offerings, the redemption price would be based on the estimated value of the shares as of the redemption date, as determined by our advisor or another firm chosen for that purpose.

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

During the year ended December 31, 2014, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	10,011	$9.89	(3)
February 2014	19,240	$9.42	(3)
March 2014	25,665	$9.49	(3)
April 2014	56,386	$9.56	(3)
May 2014	23,621	$9.74	(3)
June 2014	31,748	$9.76	(3)
July 2014	12,826	$9.77	(3)
August 2014	33,025	$9.71	(3)
September 2014	69,071	$9.62	(3)
October 2014	31,255	$9.61	(3)
November 2014	42,621	$9.73	(3)
December 2014	21,604	$9.66	(3)
Total	377,073
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days notice to our stockholders. In 2013, our net proceeds from the dividend reinvestment plan were $12.4 million. During the year ended December 31, 2014, we redeemed $3.6 million of shares of common stock. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2014, we have $29.3 million available for redemptions of shares eligible for redemption in 2015.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2014, 2013, 2012, 2011 and 2010 and for the years ended December 31, 2014, 2013, 2012 and 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2014	2013	2012	2011	2010
Balance sheet data
Total real estate and real estate-related investments, net	$2,217,090	$1,247,319	$318,661	$92,639	$—
Total assets	2,386,435	1,311,394	349,384	130,858	200
Notes payable	1,322,898	730,690	119,800	42,250	—
Total liabilities	1,424,010	796,163	137,359	45,847	—
Redeemable common stock	29,329	12,414	4,804	740	—
Total stockholders’ equity	933,096	502,817	207,221	84,271	200
	For the Years Ended December 31,
	2014	2013	2012	2011
Operating data
Total revenues	$188,896	$80,423	$27,283	$2,512
Net loss	(12,352)	(21,637)	(7,682)	(2,440)
Net loss per common share - basic and diluted	(0.14)	(0.50)	(0.40)	(0.66)
Other data
Cash flows provided by operating activities	50,346	20,164	7,657	724
Cash flows used in investing activities	(1,035,952)	(938,610)	(233,423)	(93,527)
Cash flows provided by financing activities	1,051,552	928,117	212,105	129,782
Distributions declared	59,481	28,309	12,525	2,195
Distributions declared per common share (1)	0.650	0.650	0.650	0.340
Weighted-average number of common shares outstanding, basic and diluted	91,374,493	43,547,227	19,253,338	3,724,745
Reconciliation of funds from operations (2)
Net loss	$(12,352)	$(21,637)	$(7,682)	$(2,440)
Depreciation of real estate assets	30,088	11,445	4,150	387
Amortization of lease-related costs	49,475	23,935	9,715	713
Gain on sale of real estate, net	(10,894)	—	—	—
FFO	$56,317	$13,743	$6,183	$(1,340)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the periods from June 24, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2014 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
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
Overview
We were formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011 and intend to continue to operate in such a manner. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.
We have invested in and intend to invest in a diverse portfolio of real estate investments. Our primary investment focus is core office properties located throughout the United States, though we may invest in industrial and retail properties. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy, and based on the current market outlook, we expect to continue this strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space in these properties at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also currently expect to allocate between 0 and 20% of our portfolio to real estate-related investments such as mortgage loans. As of December 31, 2014, we owned 20 office properties and had originated one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering and through December 31, 2014, we had sold 123,891,580 shares of common stock for gross offering proceeds of $1.2 billion, including 4,945,618 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $47.7 million.
Additionally, on October 3, 2014, we issued 258,462 shares of common stock, for $2.4 million, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register a proposed follow-on offering (the “Follow-on Offering”). We can give no assurance that we will commence or complete the Follow-on Offering.
On February 12, 2015, in consideration of our offering proceeds raised to date and the pace of sales in our primary public offering, our board of directors approved the termination of our primary public offering stage effective approximately 90 days (as determined by our Chief Executive Officer, such date the “Offering Termination Date”) after we have announced that we have raised $1.3 billion in the aggregate in our primary public offerings, whether in our ongoing initial public offering or a follow-on offering. On February 20, 2015 we announced that, as of February 20, 2015, we had accepted aggregate gross offering proceeds in excess of $1.3 billion in our primary public offering. Our Offering Termination Date will be Friday, May 29, 2015. Subscriptions must be dated on or before May 29, 2015, and subscriptions and all related documents and funds must be received by us in good order no later than July 28, 2015.
We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of our primary offering stage. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
Also as of December 31, 2014, we had redeemed 743,496 shares sold in our initial public offering for $7.2 million.

As our advisor, KBS Capital Advisors, manages our day-to-day operations and our portfolio of real estate investments. KBS Capital Advisors makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a steep price decline in most commodity market prices. In this type of economic environment the possibility of deflation is now a very real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Properties
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
Impact on Our Real Estate-Related Investment
Our real estate-related investment is directly secured by commercial real estate. As a result, our real estate-related investment, in general, has been and likely will continue to be impacted by the same factors impacting our real estate properties. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some borrowers under our loans to make contractual interest payments to us.
As of December 31, 2014, we owned one fixed rate real estate loan receivable with a principal balance of $20.0 million and a carrying value (including unamortized origination and closing costs) of $20.0 million that matures in 2016.
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

As of December 31, 2014, we had debt obligations in the aggregate principal amount of $1.3 billion, with a weighted-average remaining term of 3.5 years. We have a total of $102.7 million of fixed rate notes payable and $1.2 billion of variable rate notes payable. The interest rates on $575.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into five interest rate swaps with an aggregate notional amount of $314.4 million, which will be effective at various times between 2015 and 2020.
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
On March 24, 2011, we broke escrow in our initial public offering and through December 31, 2014, we had sold 123,891,580 shares for gross offering proceeds of $1.2 billion, including 4,945,618 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $47.7 million. Also as of December 31, 2014, we had redeemed 743,496 shares sold in our initial public offering for $7.2 million. If we do not raise significant funds in our public offerings, we will make fewer investments resulting in less diversification in terms of the number, size and geographic region of our investments and the value of an investment in us will be tied more closely to the performance of each individual asset we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise significant funds in our public offerings. Our inability to raise significant funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. We can give no assurance that we will commence or complete the Follow-on Offering.
On February 12, 2015, in consideration of our offering proceeds raised to date and the pace of sales in our primary public offering, our board of directors approved the termination of our primary public offering stage effective approximately 90 days (as determined by our Chief Executive Officer, such date the “Offering Termination Date”) after we have announced that we have raised $1.3 billion in the aggregate in our primary public offerings, whether in our ongoing initial public offering or a follow-on offering. On February 20, 2015 we announced that, as of February 20, 2015, we had accepted aggregate gross offering proceeds in excess of $1.3 billion in our primary public offering. Our Offering Termination Date will be Friday, May 29, 2015.
We plan to continue to offer shares under our dividend reinvestment plan after our primary offering stage terminates. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
During the year ended December 31, 2014, we acquired nine office properties. Our cash needs for these investments were met with proceeds from our ongoing initial public offering, proceeds from the sale of real estate and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate properties and real estate-related investment.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2014, we owned 20 office properties that were collectively 89% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of December 31, 2014, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of December 31, 2014, we had mortgage debt obligations in the aggregate principal amount of $1.3 billion, with a weighted-average remaining term of 3.5 years. As of December 31, 2014, we had $22.1 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.

We made distributions to our stockholders during the year ended December 31, 2014 using cash flow from operations and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2014 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of December 31, 2014, we owned 20 office properties and one real estate loan receivable. During the year ended December 31, 2014, net cash provided by operating activities was $50.3 million, compared to $20.2 million during the year ended December 31, 2013. Net cash provided by operating activities increased in 2014 primarily as a result of our acquisition activity and we expect that our net cash provided by operating activities will increase in future periods as a result of owning investments acquired in 2014 for an entire period and anticipated future acquisitions or originations of real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.0 billion for the year ended December 31, 2014 and primarily consisted of the following:

•	$1.0 billion for the acquisitions of nine real estate properties;

•	$42.7 million of net proceeds from the sale of real estate;

•	$31.8 million of improvements to real estate; and

•	$3.0 million of advances on our real estate loan receivable.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the year ended December 31, 2014, net cash provided by financing activities was $1.1 billion and primarily consisted of the following:

•
$584.8 million of net cash provided by debt financing as a result of proceeds from notes payable of $632.2 million, partially offset by principal payments on notes payable of $40.0 million and payments of deferred financing costs of $7.4 million;

•
$497.6 million of net cash provided by offering proceeds related to our ongoing initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $57.0 million, including $0.2 million of other organization and offering expenses related to the Follow-on Offering;

•	$27.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $29.3 million; and

•	$3.6 million of cash used for redemptions of common stock.
Once we have fully invested the proceeds of our public offerings, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, we do not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of December 31, 2014, our borrowings and other liabilities were approximately 57% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and our dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to pay fees to and reimburse our advisor, our dealer manager and/or their affiliates, as applicable, for organization and other offering costs related to our public offering. See the discussion under “ - Organization and Offering Costs” below. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and acquisition or origination of investments, the management of our investments and costs incurred by our advisor in providing services to us. We also pay fees to our advisor in connection with the disposition of investments.
Among the fees payable to our advisor is an asset management fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to our advisor), as of the time of calculation.
On September 27, 2014, we and our advisor renewed the advisory agreement. Pursuant to the advisory agreement, with respect to asset management fees accruing from March 1, 2014, our advisor defers, without interest, our obligation to pay asset management fees for any month in which our MFFO for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which an MFFO Surplus is created; however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the advisory agreement.
As of December 31, 2014, we had accrued and deferred payment of $3.5 million of asset management fees under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.  The amount of asset management fees deferred will vary on a month-to-month basis, especially during our offering stage as we may raise capital in our public offering (and possibly future offerings) more quickly than we acquire income-producing assets. The total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the volume of capital raised in our public offering, the speed with which we are able to deploy capital raised, the level of operating cash flow generated by future acquisitions, the performance of all of the real estate investments in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals even after the initial deferrals are fully repaid.
However, notwithstanding the foregoing, any and all deferred asset management fees that are unpaid will become immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) the Stockholders’ 8% Return and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive deferred asset management fees.
The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$1,322,898	$20,000	$294,588	$790,349	$217,961
Interest payments on outstanding debt obligations (2)	118,993	32,729	60,139	21,596	4,529
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of December 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $23.6 million, excluding amortization of deferred financing costs totaling $1.9 million and unrealized loss on derivatives of $1.5 million, during the year ended December 31, 2014.
Results of Operations
Overview
Our results of operations as of December 31, 2014 are not indicative of those expected in future periods, as we broke escrow in our initial public offering on March 24, 2011 and have since been raising money in and investing the proceeds from our ongoing initial public offering. As of December 31, 2013, we owned 12 office properties and one real estate loan receivable. As of December 31, 2014, we owned 20 office properties and one real estate loan receivable and had sold one office property. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2014 for an entire period and anticipated future acquisitions of real estate investments. As a result, the results of operations presented for the years ended December 31, 2014 and 2013 are not directly comparable.
Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013
The following table provides summary information about our results of operations for the years ended December 31, 2014 and 2013 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2014	2013
Rental income	$141,535	$61,253	$80,282	131%	$79,744	$538
Tenant reimbursements	40,636	16,612	24,024	145%	23,638	386
Interest income from real estate loan receivable	1,352	1,082	270	25%	—	270
Other operating income	5,373	1,476	3,897	264%	3,936	(39)
Operating, maintenance and management costs	46,223	20,870	25,353	121%	25,343	10
Real estate taxes and insurance	31,623	14,134	17,489	124%	18,248	(759)
Asset management fees to affiliate	11,476	4,653	6,823	147%	6,761	62
Real estate acquisition fees to affiliate	10,441	9,423	1,018	11%	1,018	n/a
Real estate acquisition fees and expenses	2,497	5,677	(3,180)	(56)%	(3,180)	n/a
General and administrative expenses	3,403	2,234	1,169	52%	n/a	n/a
Depreciation and amortization	79,563	35,380	44,183	125%	44,741	(558)
Interest expense	27,003	9,751	17,252	177%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related to real estate investments acquired or disposed of on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $77.9 million for the year ended December 31, 2013 to $182.2 million for the year ended December 31, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.

Interest income from our real estate loan receivable, recognized using the interest method, increased from $1.1 million for the year ended December 31, 2013 to $1.4 million for the year ended December 31, 2014. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to vary in future periods as we make advances under the real estate loan receivable or receive principal repayments and to the extent we make any additional investments in real estate loans receivable.
Other operating income increased from $1.5 million during the year ended December 31, 2013 to $5.4 million for the year ended December 31, 2014, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Operating, maintenance and management costs increased from $20.9 million for the year ended December 31, 2013 to $46.2 million for the year ended December 31, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Real estate taxes and insurance increased from $14.1 million for the year ended December 31, 2013 to $31.6 million for the year ended December 31, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Asset management fees with respect to our real estate investments increased from $4.7 million for the year ended December 31, 2013 to $11.5 million for the year ended December 31, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect asset management fees to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate investments. As of December 31, 2014, there were $3.5 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliates and non-affiliates decreased from $15.1 million for the year ended December 31, 2013 to $12.9 million for the year ended December 31, 2014. Although we made more acquisitions in 2014, acquisition expenses were higher in 2013 due to a $3.2 million transfer tax paid in 2013 in connection with the acquisition of an office property in Chicago, Illinois. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $35.4 million for the year ended December 31, 2013 to $79.6 million for the year ended December 31, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect depreciation and amortization to increase in future periods as a result of owning the real estate properties acquired in 2014 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $9.8 million for the year ended December 31, 2013 to $27.0 million for the year ended December 31, 2014. Included in interest expense is the amortization of deferred financing costs of $1.9 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively. Also included in interest expense is an unrealized loss on derivatives of $1.5 million for the year ended December 31, 2014. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2014. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate investments.

Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012
The following table provides summary information about our results of operations for the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$61,253	$21,155	$40,098	190%	$40,078	$20
Tenant reimbursements	16,612	5,122	11,490	224%	11,284	206
Interest income from real estate loan receivable	1,082	889	193	22%	—	193
Other operating income	1,476	117	1,359	1,162%	1,376	(17)
Operating, maintenance and management costs	20,870	5,922	14,948	252%	14,856	92
Real estate taxes and insurance	14,134	4,567	9,567	209%	9,595	(28)
Asset management fees to affiliate	4,653	1,732	2,921	169%	2,901	20
Real estate acquisition fees to affiliates	9,423	2,296	7,127	310%	7,127	n/a
Real estate acquisition fees and expenses	5,677	1,069	4,608	431%	4,608	n/a
General and administrative expenses	2,234	1,974	260	13%	n/a	n/a
Depreciation and amortization	35,380	13,865	21,515	155%	21,404	111
Interest expense	9,751	3,568	6,183	173%	6,338	(155)
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 related to real estate investments acquired on or after January 1, 2012.
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

Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, our dealer manager or their affiliates on our behalf, or we may pay these costs directly. Offering costs include all costs incurred or to be incurred by us in connection with our ongoing initial public offering or the Follow-on Offering. Organization costs include all costs incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs in our ongoing initial public offering, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incur on our behalf.  However, at the termination of our primary initial public offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds. In addition, at the end of our primary initial public offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by FINRA), exceed 2% of gross offering proceeds. We directly pay or reimburse our dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by us to our advisor or our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary initial public offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of December 31, 2014, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2014, including shares issued through our dividend reinvestment plan, we had sold 123,891,580 shares in our ongoing initial public offering for gross offering proceeds of $1.2 billion and incurred selling commissions and dealer manager fees of $109.9 million and organization and other offering costs of $20.1 million in our initial public offering.
In addition, from inception through December 31, 2014, we had recorded $1.2 million of offering costs related to the Follow-on Offering. Pursuant to the advisory agreement, our advisor would be obligated to reimburse us to the extent offering costs incurred by us in the Follow-on Offering exceed 15% of the gross offering proceeds of the offering. As of December 31, 2014, we had not commenced the Follow-on Offering and as such, we recorded $1.2 million of offering costs as deferred financing costs, prepaid expenses and other assets on our consolidated balance sheet as of December 31, 2014. We may not reimburse our dealer manager for expenses it has incurred to the extent that total organization and offering expenses incurred by us exceed 15% of the aggregate gross proceeds from the Follow-on Offering. Since as of December 31, 2014, we had not commenced the Follow-on Offering, we had not reimbursed any amounts to our dealer manager related to the Follow-on Offering.
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

Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses, which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO also excludes non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. However, MFFO has limitations as a performance measure during the offering stage for non-traded REITs where the price of a share of common stock is a stated value, which includes adding in certain offering costs.  As a result, MFFO should not be used as a metric to determine or evaluate the net asset value.
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
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, unrealized losses on derivative instruments and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Unrealized losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements; and

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are generally expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our ongoing initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(12,352)	$(21,637)	$(7,682)
Depreciation of real estate assets	30,088	11,445	4,150
Amortization of lease-related costs	49,475	23,935	9,715
Gain on sale of real estate, net	(10,894)	—	—
FFO	$56,317	$13,743	$6,183
Straight-line rent and amortization of above- and below-market leases	(13,766)	(7,054)	(2,664)
Amortization of discounts and closing costs	26	24	22
Unrealized losses on derivative instruments	1,494	—	—
Real estate acquisition fees to affiliate	10,441	9,423	2,296
Real estate acquisition fees and expenses	2,497	5,677	1,069
MFFO	$57,009	$21,813	$6,906
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO and MFFO to improve as we acquire additional real estate investments.
Distributions
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from (used in) operating activities were as follows during 2014 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from (used in) Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2014	$11,661	$0.160	$5,392	$5,576	$10,968	$(194)
Second Quarter 2014	14,142	0.162	6,578	7,063	13,641	21,909
Third Quarter 2014	15,413	0.164	7,147	7,852	14,999	13,833
Fourth Quarter 2014	18,265	0.164	8,009	8,838	16,847	14,798
	$59,481	$0.650	$27,126	$29,329	$56,455	$50,346
_____________________
(1) Distributions for the period from January 1, 2014 through December 31, 2014 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

For the year ended December 31, 2014, we paid aggregate distributions of $56.5 million, including $27.1 million of distributions paid in cash and $29.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the year ended December 31, 2014 was $12.4 million. FFO for the year ended December 31, 2014 was $56.3 million and cash flow from operating activities was $50.3 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $45.5 million of cash flow from operating activities and $11.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through December 31, 2014, we paid cumulative distributions of $95.9 million and our cumulative net loss during the same period was $44.1 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
Real Estate Held for Sale and Discontinued Operations
We generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the year ended December 31, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
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
We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. We also assess and document, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When we determine that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and reclassify amounts recorded in accumulated other comprehensive income (loss) to earnings.
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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our ongoing initial public offering of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock on October 26, 2010. As of March 3, 2015, we had sold 138,690,290 shares of common stock in our offering for gross offering proceeds of $1.4 billion, including 6,020,991 shares of common stock sold pursuant to our dividend reinvestment plan for gross offering proceeds of $58.5 million. Also as of March 3, 2015, we had redeemed 844,725 of the shares sold in our ongoing initial public offering for $8.2 million.
Distributions Paid
On January 2, 2015, we paid distributions of $6.6 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2014 through December 31, 2014. On February 2, 2015, we paid distributions of $7.0 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2015 through January 31, 2015. On March 2, 2015, we paid distributions of $6.6 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2015 through February 28, 2015.
Distributions Declared
On January 15, 2015, our board of directors declared distributions based on daily record dates for the period from March 1, 2015 through March 31, 2015, which we expect to pay in April 2015. On March 6, 2015, our board of directors declared distributions based on daily record dates for the period from April 1, 2015 through April 30, 2015, which we expect to pay in May 2015, and distributions based on daily record dates for the period from May 1, 2015 through May 31, 2015, which we expect to pay in June 2015. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary public offering purchase price of $10.00 per share or a 6.18% annualized rate based on the current primary public offering purchase price of $10.51 per share.

Financing subsequent to December 31, 2014
Interest Rate Cap
On January 7, 2015, we entered into an interest rate cap with an unaffiliated LIBOR cap provider, for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017. The interest rate cap has a one-month LIBOR strike rate of 2.463%.

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
The table below summarizes the book values and the weighted-average interest rates of our real estate loan receivable and notes payable for each category as of December 31, 2014 based on the maturity dates and the notional amounts and average pay and receive rates of our derivative instruments as of December 31, 2014 based on maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
	2015	2016	2017	2018	2019	Thereafter		Fair Value
Assets
Loan Receivable
Fixed Rate	$—	$—	$20,010	$—	$—	$—	$20,010	$19,914
Annual effective interest rate (1)	—	—	7.5%	—	—	—	7.5%

Derivative Instruments
Interest rate swaps, nominal amount	$—	$—	$—	$75,000	$—	$—	$75,000	$431
Average pay rate (2)	—	—	—	1.0%	—	—	1.0%
Average receive rate (3)	—	—	—	0.2%	—	—	0.2%
Liabilities
Notes payable
Fixed Rate	$—	$—	$—	$—	$—	$102,700	$102,700	$103,817
Interest rate	—	—	—	—	—	4.0%	4.0%
Variable Rate	$20,000	$—	$291,358	$785,340	$—	$123,500	$1,220,198	$1,220,322
Weighted-average interest rate (4)	1.8%	—	2.5%	2.4%	—	1.7%	2.3%

Derivative Instruments
Interest rate swaps, nominal amount	$—	$—	$68,730	$544,940	$—	$200,840	$814,510	$4,115
Average pay rate (2)	—	—	0.8%	1.5%	—	2.3%	1.7%
Average receive rate (3)	—	—	0.2%	0.2%	—	0.2%	0.2%
_____________________
(1) The annual effective interest rate represents the effective interest rate as of December 31, 2014, using the interest method, which we use to recognize interest income on our real estate loan receivable.
(2) Average pay rate is the interest rate swap fixed rate.
(3) Average receive rate is the 30‑day LIBOR rate as of December 31, 2014.
(4) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2014, where applicable.

We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of December 31, 2014, the fair value and carrying value of our fixed rate real estate loan receivable was $19.9 million and $20.0 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2014, the fair value of our fixed rate debt was $103.8 million and the carrying value of our fixed rate debt was $102.7 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $645.1 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $575.1 million of our variable debt. This amount doesn’t take into account $314.4 million of forward interest rate swap agreements and $353.4 million of an interest rate cap that were not yet effective as of December 31, 2014. Based on interest rates as of December 31, 2014, if interest rates were 100 basis points higher during the 12 months ending December 31, 2015, interest expense on our variable rate debt would increase by $6.5 million. As of December 31, 2014, one-month LIBOR was 0.17125% and if this index was reduced to 0% during the 12 months ending December 31, 2015, interest expense on our variable rate debt would decrease by $1.1 million. As of December 31, 2014, we did not own any variable rate loans receivable.
The annual effective interest rate of our fixed rate real estate loan receivable as of December 31, 2014 was 7.5%. The effective interest rate represents the effective interest rate as of December 31, 2014, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of December 31, 2014 was 4.0% and 2.3%, respectively.  The interest rate and weighted-average interest rate represent the actual interest rate in effect as of December 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2014 where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age *
Peter M. Bren	President	81
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	63
Peter McMillan III	Executive Vice President, Treasurer, Secretary, and Director	57
Keith D. Hall	Executive Vice President	56
David E. Snyder	Chief Financial Officer	43
Stacie K. Yamane	Chief Accounting Officer	50
Hank Adler	Independent Director	68
Barbara R. Cambon	Independent Director	61
Stuart A. Gabriel, Ph.D.	Independent Director	61
_____________________
* As of March 1, 2015.
Peter M. Bren is our President, a position he has held since January 2010. He is also Chairman of the Board and President of our advisor, President of KBS REIT I, President of KBS REIT II and President of KBS Growth & Income REIT, positions he has held for these entities since October 2004, June 2005, August 2007 and January 2015, respectively. Mr. Bren is President and a director of KBS Legacy Partners Apartment REIT, positions he has held since August 2009 and July 2009, respectively. In addition, Mr. Bren is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2008, 2009, 2013 and 2014, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisers with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2014, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $20.3 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
Mr. Bren oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is responsible for investor relationships. Mr. Bren is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 42 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 22 years. Prior to taking his current positions as Chairman of the Board and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company and was President of Lincoln Property Company, Europe. Mr. Bren is also a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. He is also a member of the Real Estate Roundtable in Washington, D.C.

Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2010, January 2010 and December 2009, respectively. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS REIT I and KBS Growth & Income REIT, positions he has held for these entities since October 2004, June 2005 and January 2015, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held since August 2007, August 2007 and July 2007, respectively. In addition, Mr. Schreiber is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2008, 2009, 2013 and 2014, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisers with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2014, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $20.3 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
Mr. Schreiber oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition and management of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is responsible for investor relationships. Mr. Schreiber is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 42 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 22 years. Prior to teaming with Mr. Bren in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
Mr. Schreiber graduated from the University of Southern California with a Bachelors Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly-formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development. Mr. Schreiber also serves as a member of the Executive Committee for the Public Non-Listed REIT Council for the National Association of Real Estate Investment Trusts.
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer for reasons including his extensive industry and leadership experience. Since the formation of the first investment advisor affiliated with Messrs. Bren and Schreiber in 1992, and through December 31, 2014, Mr. Schreiber had been involved in the investment in or management of over $20.3 billion of real estate investments through KBS affiliates. With more than 42 years of experience in real estate development, management, acquisition and disposition and more than 22 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I and KBS REIT II, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.

Peter McMillan III is one of our Executive Vice Presidents, our Treasurer and Secretary, and one of our directors, positions he has held since January 2010. He is also an Executive Vice President, the Treasurer and Secretary and a director of KBS REIT I, KBS REIT II and KBS Growth & Income REIT, positions he has held for these entities since June 2005, August 2007 and January 2015, respectively. He is President, Chairman of the Board and a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since December 2008 and February 2013, respectively. He is also an Executive Vice President of KBS Legacy Partners Apartment REIT, which position he has held since August 2009. In addition, Mr. McMillan is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2008, 2009, 2013 and 2014, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor. Mr. McMillan is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC which, from August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the Board of Trustees of Metropolitan West Funds and TCW Mutual Funds and is a former director of Steinway Musical Instruments, Inc.
The board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors for reasons including his expertise in real estate finance and with real estate-related investments. With over 32 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct the board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II and KBS Strategic Opportunity REIT, as a member of the Board of Trustees of Metropolitan West Funds and TCW Mutual Funds, and as a former director of Steinway Musical Instruments, Inc., provide him with an understanding of the requirements of serving on a public company board.
Keith D. Hall is one of our Executive Vice Presidents, a position he has held since January 2010. He is an Executive Vice President of KBS REIT I, KBS REIT II and KBS Growth & Income REIT, positions he has held for these entities since June 2005, August 2007 and January 2015, respectively. He is also the Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively, and is the Chief Executive Officer and a director of KBS Strategic Opportunity REIT II, positions he has held since February 2013. In addition, Mr. Hall is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2008, 2009, 2013 and 2014, respectively. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor. Mr. Hall is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Hall is a co-founder of Willowbrook Capital Group, LLC which, from August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelors of Arts Degree with honors in Finance from California State University, Sacramento.

David E. Snyder is our Chief Financial Officer, a position he has held since January 2010. He is the Chief Financial Officer of our advisor, KBS REIT I, KBS REIT II and KBS Growth & Income REIT, positions he has held for these entities since November 2008, December 2008, December 2008 and January 2015, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since December 2008, August 2009 and February 2013, respectively. Mr. Snyder is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
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
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2010. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008, October 2008, August 2009, August 2009, February 2013 and January 2015, respectively. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008 she served as Controller of KBS REIT I.
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
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 27 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).

Hank Adler is one of our independent directors and is the chair of the audit committee, positions he has held since September 2010. Professor Adler is also an independent director and chair of the audit committee of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and March 2008, respectively. He is currently an Assistant Professor of Accounting at Chapman University. Prior to his retirement from Deloitte & Touche, LLP in 2003, Professor Adler was a partner with that firm where he had been employed for over 30 years. He specialized in tax accounting and served as client service and tax partner for a variety of public and private companies. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of California, Los Angeles. Professor Adler currently serves on the board of directors, on the nominating committee and as chairman of the audit committee of Corinthian Colleges, Inc., and he formerly served on the board of directors and on the finance committee of Healthy Smiles for Kids of Orange County, a California non-profit entity. From 1998 to 2007, he also chaired the Toshiba Senior Classic charity event, a PGA Senior Tour championship event. From 1994 to 2006, he served on the board of directors of Hoag Memorial Hospital Presbyterian. In the 1990s, he served on the board of trustees and as President of the Irvine Unified School District. Professor Adler is a Certified Public Accountant (California).
The board of directors has concluded that Professor Adler is qualified to serve as an independent director and as the chair of the audit committee for reasons including his extensive experience in public accounting. With over 30 years at one of the big four accounting firms, Professor Adler brings to the board of directors critical insights into and an understanding of the accounting principles and financial reporting rules and regulations affecting our company. His expertise in evaluating the financial and operational results of public companies and overseeing the financial reporting process makes him a valuable director and chair of the audit committee. In addition, as a director and chair of the audit committee of KBS REIT I and KBS REIT II, as a director of Corinthian Colleges, Inc., and as a former director of Hoag Memorial Hospital Presbyterian and of Healthy Smiles for Kids of Orange County, Professor Adler is well aware of the corporate governance and regulatory issues facing various types of companies.
Barbara R. Cambon is one of our independent directors and is the chair of the conflicts committee, positions she has held since September 2010. Ms. Cambon is also an independent director and chair of the conflicts committee of KBS REIT I and KBS REIT II, positions she has held for these entities since June 2005 and March 2008, respectively. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she also served as a Managing Member of Snowcreek Management LLC, a real estate asset management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been involved in the real estate investment business for 32 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as its Chief Operating Officer. Prior to joining Colony Capital in 1999, Ms. Cambon was President and founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past director and chairman of the board of the Pension Real Estate Association and past director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the board of directors of Amstar Advisers and on the University of San Diego Burnham-Moores Center for Real Estate’s Policy Advisory Board. Ms. Cambon previously served on the board of directors of Neighborhood National Bancorp and BioMed Realty Trust, Inc. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.
The board of directors has concluded that Ms. Cambon is qualified to serve as an independent director and as the chair of the conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s 32 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As former Managing Member of her own real estate asset management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service as a director and chair of the conflicts committee of KBS REIT I and KBS REIT II, both public REITs, as a director of Amstar Advisers and as a former director of Neighborhood National Bancorp and BioMed Realty Trust, Inc., gives her additional perspective and insight into large public companies such as ours.

Stuart A. Gabriel, Ph.D. is one of our independent directors, a position he has held since September 2010. Professor Gabriel is also an independent director of KBS REIT I and KBS REIT II, positions he has held for these entities since June 2005 and March 2008, respectively. Since June 2007, Professor Gabriel has served as Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. He received a number of awards at UCLA and USC for outstanding graduate teaching. In 2004, he was elected President of the American Real Estate and Urban Economics Association. Professor Gabriel serves on the editorial boards of seven academic journals. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Professor Gabriel has published extensively on the topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. From 1986 through 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.
The board of directors has concluded that Professor Gabriel is qualified to serve as an independent director for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to the board of directors. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of KBS REIT I and KBS REIT II, he also has an understanding of the requirements of serving on a public company board.
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, (iv) the independent auditors’ qualifications, performance and independence, and (v) the performance of our internal audit function. The members of the audit committee are Hank Adler (chairman), Barbara R. Cambon and Stuart A. Gabriel, Ph.D. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and our board of directors has determined that Professor Adler satisfies the SEC’s requirements for an “audit committee financial expert.”
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.kbsreitiii.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence - Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
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

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2014.

Name	Fees Earned or Paid in Cash in 2014 (1)	All Other Compensation	Total
Hank Adler	$115,837	$—	$115,837
Barbara R. Cambon	121,837	—	121,837
Stuart A. Gabriel, Ph.D.	108,837	—	108,837
Peter McMillan III (2)	—	—	—
Charles J. Schreiber, Jr. (2)	—	—	—
_____________________
(1) Fees Earned or Paid in Cash in 2014 include meeting fees earned in: (i) 2013 but paid or reimbursed in the first quarter of 2014 as follows: Professor Adler $7,337, Ms. Cambon $7,337, and Professor Gabriel $7,337; and (ii) 2014 and paid or to be paid in 2015 as follows: Professor Adler $19,337, Ms. Cambon $15,337, and Professor Gabriel $15,337.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board and audit or conflicts committee meetings as follows:

•	$2,500 for each board meeting attended;

•	$2,500 for each audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each audit or conflicts committee meeting attended);

•	$2,000 for each teleconference board meeting attended; and

•	$2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference audit or conflicts committee meeting attended).
All of our directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 9, 2015, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of all Outstanding Shares
KBS Capital Advisors LLC	20,000 (3)	*
Peter M. Bren, President	20,000 (3)	*
Keith D. Hall, Executive Vice President	20,000 (3)	*
Peter McMillan III, Executive Vice President, Treasurer, Secretary and Director	20,000 (3)	*
Charles J. Schreiber, Jr., Chairman of the Board, Chief Executive Officer and Director	20,000 (3)	*
David E. Snyder, Chief Financial Officer	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Hank Adler, Independent Director	—	—
Barbara R. Cambon, Independent Director	—	—
Stuart A. Gabriel, Ph.D., Independent Director	—	—
All officers and directors as a group	20,000 (3)	*
_____________________
* Less than 1% of the outstanding common stock.
(1) The address of each named beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) None of the shares is pledged as security.
(3) Includes 20,000 shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. Our board of directors has affirmatively determined that Hank Adler, Barbara R. Cambon and Stuart A. Gabriel, Ph.D. each satisfies the New York Stock Exchange independence standards. In determining that Professor Gabriel is independent under the New York Stock Exchange independence standards, our board of directors considered that Mr. Bren, one of our executive officers and sponsors, is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, that Professor Gabriel is a Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management and that in March 2012, Mr. Bren pledged a gift of $1.25 million to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. The contribution by Peter M. Bren would be made over five years in the amount of $250,000 per year. Because this contribution is to a tax exempt entity and the contribution will not exceed $250,000 in any year, our board of directors determined that this contribution was not material and Professor Gabriel met the New York Stock Exchange independence standards. All of our independent directors also serve as independent directors of KBS REIT I and KBS REIT II. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.
Our Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Chief Compliance Officer, currently our Chief Financial Officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.
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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring September 27, 2015, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2013 through December 31, 2013 and from January 1, 2014 through the most recent date practicable, which was January 31, 2015, we compensated our advisor as set forth below.
Our advisor or its affiliates have paid, and may pay in the future, some of our organization and other offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing initial public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the aggregate gross proceeds of our primary initial public offering and the offering under our dividend reinvestment plan as of the date of reimbursement. However, at the termination of our primary initial public offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds. In addition, at the end of our primary initial public offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by FINRA) exceed 2% of the gross offering proceeds. From January 1, 2013 through December 31, 2013, our advisor incurred approximately $2.7 million of organization and offering expenses on our behalf related to our ongoing initial public offering and from January 1, 2014 through January 31, 2015, our advisor incurred approximately $3.9 million of organization and offering expenses on our behalf related to our ongoing initial public offering, of which $0.2 million was outstanding as of January 31, 2015.
We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. Acquisition fees from January 1, 2013 through December 31, 2013 totaled approximately $9.4 million and acquisition fees from January 1, 2014 through January 31, 2015 totaled approximately $10.4 million, all of which we had paid as of January 31, 2015. We did not originate or purchase any loans from January 1, 2013 through December 31, 2013 and January 1, 2014 through January 31, 2015.

In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2013 through December 31, 2013, our advisor and its affiliates did not incur any such costs on our behalf. From January 1, 2014 through January 31, 2015, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid or payable to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding the acquisition or origination fees paid or payable to our advisor), as of the time of calculation. However, with respect to asset management fees accruing from March 1, 2014, our advisor had agreed to defer, without interest, our obligation to pay asset management fees for any month in which our MFFO for such month, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which an MFFO surplus is created; however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the advisory agreement.
Notwithstanding the foregoing, any and all deferred asset management fees that are unpaid will become immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) the Stockholders’ 8% Return and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive deferred asset management fees.
From January 1, 2013 through December 31, 2013, our asset management fees totaled $4.7 million, all of which have been paid. From January 1, 2014 through January 31, 2015, our asset management fees totaled $13.0 million, and as of January 31, 2015, we had accrued and deferred payment of $4.9 million of these asset management fees under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2013 through December 31, 2013, we had reimbursed our advisor for $0.1 million of operating expenses, including $0.1 million of employee costs. From January 1, 2014 through January 31, 2015, we had reimbursed our advisor for $0.2 million of operating expenses, including $0.1 million of employee costs.

For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or one of its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our advisor or one of its affiliates, the fee paid to our advisor or one of its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the aggregate disposition fees paid to our advisor or one of its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. We will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property. From January 1, 2013 through December 31, 2013 and from January 1, 2014 through January 31, 2015, we did not pay any disposition fees.
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
In connection with our initial public offering, our sponsors agreed to provide additional indemnification to one of the participating broker-dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure our sponsors’ obligations under this indemnification agreement in exchange for reimbursement to us by our sponsors for all costs, expenses and premiums related to this supplemental coverage, which does not dilute the directors and officers liability insurance coverage for the KBS entities. From January 1, 2013 through December 31, 2013, our advisor had incurred $19,000 for the costs of the supplemental coverage obtained by us and from January 1, 2014 through January 31, 2015, our advisor had incurred $88,000 for the costs of the supplemental coverage obtained by us, all of which had been paid to the insurer or reimbursed to us as of January 31, 2015.
Our Relationship with KBS Capital Markets Group. On October 26, 2010, upon the launch of our initial public offering, we entered into the dealer manager agreement with our dealer manager. Pursuant to the agreement, our dealer manager is entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary initial public offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions are not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales. Our dealer manager reallows 100% of selling commissions to broker-dealers participating in our initial public offering. From its dealer manager fee, our dealer manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2013 through December 31, 2013, we incurred selling commissions of $23.3 million, all of which had been paid as of December 31, 2013 and all of which was reallowed by our dealer manager to participating broker-dealers. From January 1, 2013 through December 31, 2013, we incurred dealer manager fees of $11.3 million, all of which had been paid as of December 31, 2013 and $4.7 million of which was reallowed by our dealer manager to participating broker-dealers. From January 1, 2014 through January 31, 2015, we incurred selling commissions of $38.1 million, all of which had been paid as of January 31, 2015 and all of which was reallowed by our dealer manager to participating broker-dealers. From January 1, 2014 through January 31, 2015, we incurred dealer manager fees of $18.4 million, all of which had been paid as of January 31, 2015 and $7.0 million of which was reallowed by our dealer manager to participating broker-dealers.

In addition to selling commissions and dealer manager fees, we are also obligated to reimburse our dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These expenses include, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with our public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares by such broker-dealers and the ownership of our shares by such broker-dealers’ customers. We reimburse our dealer manager for such underwriting compensation as discussed in the prospectus for our initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from the offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by us to our dealer manager or our advisor may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary initial public offering and the offering under our dividend reinvestment plan as of the date of reimbursement. From January 1, 2013 through December 31, 2013, our dealer manager sought reimbursement for $2.4 million in expenses and from January 1, 2014 through January 31, 2015, our dealer manager sought reimbursement for $3.2 million in expenses, all of which had been paid as of January 31, 2015.
We have also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our investors serviced through the platform. From January 1, 2013 through December 31, 2013, we incurred and paid $27,000 of costs and expenses related to the AIP Reimbursement Agreement. From January 1, 2014 through January 31, 2015, we incurred and paid $0.1 million of costs and expenses related to the AIP Reimbursement Agreement.
Issuance of Common Stock. On October 3, 2014, we issued 129,231 shares of common stock for $9.40 per share (or an aggregate purchase price of $1.2 million) to Jonathan Bren and 129,231 shares of common stock for $9.40 per share (or an aggregate purchase price of $1.2 million) to Christopher Bren. The shares were issued in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. Jonathan Bren and Christopher Bren are the sons of Peter Bren, our President and one of our sponsors. We did not pay selling commissions or dealer manager fees with respect to these sales. The purchase price reflects a $0.987 discount to the $10.39 per share offering price in our initial public offering, reflecting that no selling commissions or dealer manager fees were paid on the sale.
Currently Proposed Transactions. On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. If we commence the Follow-on Offering, we expect that we will incur, among other fees, acquisition and origination, disposition and asset management fees payable to our advisor related to investments that would be made with the net proceeds of the offering, and selling commissions and dealer manager fees payable to our dealer manager, in connection with services provided to us in relation to the Follow-on Offering. We will also reimburse our advisor and dealer manager for certain offering costs incurred by them and for the provision of certain services to us in connection with the Follow-on Offering. In addition, from inception through January 31, 2015, we had incurred $1.2 million of offering costs related to the Follow-on Offering. Pursuant to the advisory agreement, our advisor would be obligated to reimburse us to the extent offering costs incurred by us in the Follow-on Offering exceed 15% of the gross offering proceeds of the Follow-on Offering. As of January 31, 2015, we had not yet commenced the Follow-on Offering and as such, we recorded $1.2 million of offering costs related to the Follow-on Offering as of January 31, 2015.  As we have not yet commenced the Follow-on Offering, we have not recorded any reimbursements to our dealer manager related to the Follow-on Offering.
There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2014, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.

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
For the years ended December 31, 2012, 2013 and 2014 all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2014 and 2013, are set forth in the table below.

	2014	2013
Audit fees	$643,965	$583,000
Audit-related fees	25,000	80,000
Tax fees	168,868	108,675
All other fees	399	399
Total	$838,232	$772,074
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
The following financial statement schedule is included herein at pages F-37 through F-38 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b)    Exhibits
EXHIBIT LIST

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 30, 2010

4.1
Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Post-Effective Amendment No. 22 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 6, 2015

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.3
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed February 6, 2013

4.4
Third Amended and Restated Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Post-Effective Amendment No. 22 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed January 6, 2015

10.1
Purchase and Sale Agreement (related to 222 Main), by and between 222 S. Main Investments LLC and KBSIII 222 Main, LLC, dated as of January 31, 2014, incorporated by reference to Exhibit 10.120 to the Company’s Registration Statement on Form S-11, Commission File No. 333-186685, filed February 13, 2014

10.2
Deed of Trust, Security Agreement and Fixture Filing (related to 222 Main), by KBSIII 222 Main, LLC for the benefit of Metropolitan Life Insurance Company, dated as of February 27, 2014, incorporated by reference to Exhibit 10.117 to Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 10, 2014

10.3
Guaranty of Recourse Obligations (related to 222 Main), by KBS REIT Properties III, LLC for the benefit of Metropolitan Life Insurance Company, dated as of February 27, 2014, incorporated by reference to Exhibit 10.118 to Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 10, 2014

10.4
Promissory Note (related to 222 Main), by KBSIII 222 Main, LLC for the benefit of Metropolitan Life Insurance Company, dated as of February 27, 2014, incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 10, 2014

10.5
Amendment No. 1 to Advisory Agreement, by and between the Company and KBS Capital Advisors, dated as of March 5, 2014, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 6, 2014

10.6
Amended and Restated Repayment Guaranty (related to the Portfolio Loan), by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated as of March 10, 2014, incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 10, 2014

Ex.	Description

10.7
Amended and Restated Loan Agreement (related to the Portfolio Loan), by and among KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII West McEwen Drive, LLC, KBSIII Tower at Lake Carolyn, LLC, KBSIII 201 Spear Street, LLC and U.S. Bank National Association, dated as of March 10, 2014, incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 10, 2014

10.8
Second Amended and Restated Promissory Note (Revolving Loan) (related to the Portfolio Loan), by KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII West McEwen Drive, LLC, KBSIII Tower at Lake Carolyn, LLC and KBSIII 201 Spear Street, LLC for the benefit of Fifth Third Bank, dated as of March 10, 2014, incorporated by reference to Exhibit 10.123 to Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 10, 2014

10.9
Second Amended and Restated Promissory Note (Revolving Loan) (related to the Portfolio Loan), by KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII West McEwen Drive, LLC, KBSIII Tower at Lake Carolyn, LLC and KBSIII 201 Spear Street, LLC for the benefit of Union Bank, N.A., dated as of March 10, 2014, incorporated by reference to Exhibit 10.124 to Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 10, 2014

10.10
Third Amended and Restated Promissory Note (Revolving Loan) (related to the Portfolio Loan), by KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII West McEwen Drive, LLC, KBSIII Tower at Lake Carolyn, LLC and KBSIII 201 Spear Street, LLC for the benefit of Regions Bank, dated as of March 10, 2014, incorporated by reference to Exhibit 10.125 to Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 10, 2014

10.11
Third Amended and Restated Promissory Note (Revolving Loan) (related to the Portfolio Loan), by KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII West McEwen Drive, LLC, KBSIII Tower at Lake Carolyn, LLC and KBSIII 201 Spear Street, LLC for the benefit of U.S. Bank National Association, dated as of March 10, 2014, incorporated by reference to Exhibit 10.126 to Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 10, 2014

10.12
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2014, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed November 12, 2014

10.13
Purchase and Sale Agreement (related to Towers at Emeryville), by and between KBS Capital Advisors LLC and Emeryville Office, L.L.C., dated as of November 14, 2014, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 21 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed December 11, 2014

10.14
First Amendment to Purchase and Sale Agreement (related to Towers at Emeryville), by and between KBS Capital Advisors LLC and Emeryville Office, L.L.C., dated as of December 3, 2014, incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 21 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed December 11, 2014

10.15
Second Amendment to Purchase and Sale Agreement (related to Towers at Emeryville), by and between KBS Capital Advisors LLC and Emeryville Office, L.L.C., dated as of December 5, 2014, incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 21 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed December 11, 2014

10.16
Third Amendment to Purchase and Sale Agreement (related to Towers at Emeryville), by and between KBS Capital Advisors LLC and Emeryville Office, L.L.C., dated as of December 8, 2014, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 21 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed December 11, 2014

10.17
Assignment and Assumption of Purchase Agreement (related to Towers at Emeryville), by and between KBSIII Towers at Emeryville, LLC and KBS Capital Advisors LLC, dated as of December 8, 2014, incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 21 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed December 11, 2014

10.18
Fourth Amendment to Purchase and Sale Agreement (related to Towers at Emeryville), by and between KBSIII Towers at Emeryville, LLC and Emeryville Office, L.L.C., dated as of December 9, 2014, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 21 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed December 11, 2014

10.19	Guaranty Agreement (related to Towers at Emeryville), by KBS REIT Properties III, LLC for the benefit of Bank of America, N.A., dated as of December 23, 2014

10.20	Promissory Note (related to Towers at Emeryville), by KBSIII Towers at Emeryville, LLC for the benefit of Bank of America, N.A., dated as of December 23, 2014

Ex.	Description

10.21	Loan Agreement (related to Towers at Emeryville), by and between KBSIII Towers at Emeryville, LLC and Bank of America, N.A., dated as of December 23, 2014

10.22
Deed of Trust, Assignment, Security Agreement and Fixture Filing (related to Towers at Emeryville), by KBSIII Towers at Emeryville, LLC for the benefit of Bank of America, N.A., dated as of December 23, 2014

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K, filed March 8, 2013

99.2	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K, filed March 7, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust III, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust III, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 9, 2015

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013

Assets
Real estate:
Land	$292,228	$172,658
Buildings and improvements	1,794,464	944,440
Tenant origination and absorption costs	221,169	123,830
Total real estate held for investment, cost	2,307,861	1,240,928
Less accumulated depreciation and amortization	(110,781)	(42,044)
Total real estate held for investment, net	2,197,080	1,198,884
Real estate held for sale, net	—	31,245
Total real estate, net	2,197,080	1,230,129
Real estate loan receivable, net	20,010	17,190
Cash and cash equivalents	99,135	33,189
Rents and other receivables, net	20,763	8,370
Above-market leases, net	13,744	7,602
Assets related to real estate held for sale	—	1,027
Deferred financing costs, prepaid expenses and other assets	35,703	13,887
Total assets	$2,386,435	$1,311,394
Liabilities and stockholders’ equity
Notes payable
Notes payable	$1,322,898	$700,022
Notes payable related to real estate held for sale	—	30,668
Total notes payable	1,322,898	730,690
Accounts payable and accrued liabilities	35,167	24,783
Due to affiliates	3,554	57
Distributions payable	6,613	3,587
Below-market leases, net	32,745	27,120
Liabilities related to real estate held for sale	—	210
Other liabilities	23,033	9,716
Total liabilities	1,424,010	796,163
Commitments and contingencies (Note 13)
Redeemable common stock	29,329	12,414
KBS REIT III, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 123,426,546 and 66,430,888 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1,234	664
Additional paid-in capital	1,080,673	574,762
Accumulated other comprehensive (loss) income	(2,190)	2,179
Cumulative distributions and net losses	(146,621)	(74,788)
Total stockholders’ equity	933,096	502,817
Total liabilities and stockholders’ equity	$2,386,435	$1,311,394
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$141,535	$61,253	$21,155
Tenant reimbursements	40,636	16,612	5,122
Interest income from real estate loan receivable	1,352	1,082	889
Other operating income	5,373	1,476	117
Total revenues	188,896	80,423	27,283
Expenses:
Operating, maintenance, and management	46,223	20,870	5,922
Real estate taxes and insurance	31,623	14,134	4,567
Asset management fees to affiliate	11,476	4,653	1,732
Real estate acquisition fees to affiliate	10,441	9,423	2,296
Real estate acquisition fees and expenses	2,497	5,677	1,069
General and administrative expenses	3,403	2,234	1,974
Depreciation and amortization	79,563	35,380	13,865
Interest expense	27,003	9,751	3,568
Total expenses	212,229	102,122	34,993
Other income:
Other interest income	87	62	28
Gain on sale of real estate, net	10,894	—	—
Total other income	10,981	62	28
Net loss	$(12,352)	$(21,637)	$(7,682)
Net loss per common share, basic and diluted	$(0.14)	$(0.50)	$(0.40)
Weighted-average number of common shares outstanding, basic and diluted	91,374,493	43,547,227	19,253,338
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(12,352)	$(21,637)	$(7,682)
Other comprehensive income (loss):
Unrealized (losses) gains on derivative instruments	(10,085)	405	—
Reclassification adjustment realized in net income (effective portion)	5,716	1,774	—
Total other comprehensive (loss) income	(4,369)	2,179	—
Total comprehensive loss	$(16,721)	$(19,458)	$(7,682)
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	10,468,043	$105	$88,801	$(4,635)	$—	$84,271
Net loss	—	—	—	(7,682)	—	(7,682)
Issuance of common stock	16,755,000	167	166,690	—	—	166,857
Transfers to redeemable common stock	—	—	(4,501)	—	—	(4,501)
Redemptions of common stock	(74,912)	(1)	(739)	—	—	(740)
Distributions declared	—	—	—	(12,525)	—	(12,525)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,972)	—		(14,972)
Other offering costs	—	—	(3,487)	—	—	(3,487)
Balance, December 31, 2012	27,148,131	$271	$231,792	$(24,842)	$—	$207,221
Net loss	—	—	—	(21,637)	—	(21,637)
Other comprehensive income	—	—	—	—	2,179	2,179
Issuance of common stock	39,574,268	396	393,009	—	—	393,405
Transfers to redeemable common stock	—	—	(7,172)	—	—	(7,172)
Redemptions of common stock	(291,511)	(3)	(2,780)	—	—	(2,783)
Distributions declared	—	—	—	(28,309)	—	(28,309)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(34,663)	—	—	(34,663)
Other offering costs	—	—	(5,424)	—	—	(5,424)
Balance, December 31, 2013	66,430,888	$664	$574,762	$(74,788)	$2,179	$502,817
Net loss	—	—	—	(12,352)	—	(12,352)
Other comprehensive loss	—	—	—	—	(4,369)	(4,369)
Issuance of common stock	57,372,731	574	583,284	—	—	583,858
Transfers to redeemable common stock	—	—	(16,915)	—	—	(16,915)
Redemptions of common stock	(377,073)	(4)	(3,633)	—	—	(3,637)
Distributions declared	—	—	—	(59,481)	—	(59,481)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(50,808)	—	—	(50,808)
Other offering costs	—	—	(6,017)	—	—	(6,017)
Balance, December 31, 2014	123,426,546	$1,234	$1,080,673	$(146,621)	$(2,190)	$933,096
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(12,352)	$(21,637)	$(7,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,563	35,380	13,865
Noncash interest income on real estate-related investment	26	24	22
Deferred rents	(9,655)	(5,154)	(2,281)
Allowance for doubtful accounts	883	158	—
Amortization of above- and below-market leases, net	(4,111)	(1,900)	(383)
Amortization of deferred financing costs	1,941	1,227	881
Unrealized losses on derivative instruments	1,494	—	—
Gain on sale of real estate	(10,894)	—	—
Changes in operating assets and liabilities:
Rents and other receivables	(2,683)	(103)	(878)
Deferred financing costs, prepaid expenses and other assets	(9,965)	(3,244)	(1,495)
Accounts payable and accrued liabilities	2,675	8,852	4,006
Other liabilities	9,923	6,561	1,602
Due to affiliates	3,501	—	—
Net cash provided by operating activities	50,346	20,164	7,657
Cash Flows from Investing Activities:
Acquisitions of real estate	(1,044,040)	(926,222)	(228,308)
Improvements to real estate	(31,805)	(8,865)	(1,712)
Proceeds from sale of real estate, net	42,739	—	—
Advances on real estate loan receivable	(2,992)	(3,594)	(3,403)
Principal repayments on real estate loan receivable	146	71	—
Net cash used in investing activities	(1,035,952)	(938,610)	(233,423)
Cash Flows from Financing Activities:
Proceeds from notes payable	632,208	649,090	180,250
Principal payments on notes payable	(40,000)	(38,200)	(102,700)
Payments of deferred financing costs	(7,448)	(6,266)	(1,544)
Proceeds from issuance of common stock	554,529	380,991	161,616
Payments to redeem common stock	(3,637)	(2,783)	(740)
Payments of commissions on stock sales and related dealer manager fees	(50,808)	(34,663)	(14,972)
Payments of other offering costs	(6,166)	(6,279)	(3,453)
Distributions paid to common stockholders	(27,126)	(13,773)	(6,352)
Net cash provided by financing activities	1,051,552	928,117	212,105
Net increase (decrease) in cash and cash equivalents	65,946	9,671	(13,661)
Cash and cash equivalents, beginning of period	33,189	23,518	37,179
Cash and cash equivalents, end of period	$99,135	$33,189	$23,518
Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,925	$7,538	$2,539
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$29,329	$12,414	$5,241
Increase in other offering costs payable	$139	$99	$47
Increase in distributions payable	$3,026	$2,122	$932
Increase in redeemable common stock payable	$—	$—	$437
Increase in capital expenses payable	$6,970	$1,655	$1,974
Liabilities assumed in connection with real estate acquisition	$845	$6,101	$—
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

1.	ORGANIZATION
KBS Real Estate Investment Trust III, Inc. (the “Company”) was formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011 and it intends to continue to operate in such manner. Substantially all of the Company’s business is expected to be conducted through KBS Limited Partnership III (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS REIT Holdings III LLC (“REIT Holdings III”), the limited partner of the Operating Partnership, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings III.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2014, the Advisor owned 20,000 shares of the Company’s common stock.
The Company has invested in and intends to invest in a diverse portfolio of real estate investments. The primary types of properties the Company invests in are office properties located throughout the United States, though the Company may also invest in industrial and retail properties. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. Although the Company may invest in any of these types of properties, the Company expects its primary investment focus to be core office properties. The Company’s core property focus in the U.S. Office sector has reflected a more value creating core strategy, and based on the current market outlook, the Company expects to continue this strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. The Company also currently expects to allocate between 0 and 20% of its portfolio to real estate-related investments such as mortgage loans. As of December 31, 2014, the Company owned 20 office properties and one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through December 31, 2014, the Company had sold 123,891,580 shares of common stock for gross offering proceeds of $1.2 billion, including 4,945,618 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $47.7 million.
Additionally, on October 3, 2014, the Company issued 258,462 shares for $2.4 million in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
On February 14, 2013, the Company filed a registration statement on Form S-11 with the SEC to register a follow-on offering (the “Follow-on Offering”). The Company can give no assurance that it will commence or complete the Follow-on Offering.

On February 12, 2015, in consideration of the Company’s offering proceeds raised to date and the pace of sales in the Company’s primary public offering, the Company’s board of directors approved the termination of the Company’s primary public offering stage effective approximately 90 days (as determined by the Company’s Chief Executive Officer, such date the “Offering Termination Date”) after the Company has announced that it has raised $1.3 billion in the aggregate in its primary public offerings, whether in its ongoing initial public offering or a follow-on offering. On February 20, 2015, the Company announced that, as of February 20, 2015, it had accepted aggregate gross offering proceeds in excess of $1.3 billion in its primary public offering. The Company’s Offering Termination Date will be Friday, May 29, 2015. Subscriptions must be dated on or before May 29, 2015, and subscriptions and all related documents and funds must be received by the Company in good order no later than July 28, 2015.
The Company plans to continue to offer shares under its dividend reinvestment plan beyond the termination of its primary offering stage. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering.
The Company may terminate its dividend reinvestment plan offering for any reason upon 10 days’ notice to participants.
As of December 31, 2014, the Company had redeemed 743,496 shares sold in the Offering for $7.2 million.

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  The Company early adopted ASU No. 2014-08 (defined below) for the reporting period beginning January 1, 2014.  As a result, certain reclassifications were made to the consolidated balance sheets and footnote disclosures for all applicable periods presented to reflect properties sold or held for sale during the period ended December 31, 2014.  Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the year ended December 31, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
December 31, 2014

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2014, 2013 and 2012.
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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the year ended December 31, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
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
As of December 31, 2014, there was no loan loss reserve and the Company did not record any impairment losses related to its real estate loan receivable during the years ended December 31, 2014, 2013 and 2012. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
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
December 31, 2014

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2014.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2014. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2014

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan (the “DRP”) pursuant to which common stockholders may elect to have all or a portion of their dividends and other distributions reinvested in additional shares of the Company’s common stock in lieu of receiving cash distributions. During the Company’s primary offering stage and until the Company establishes an estimated value per share of its common stock for a purpose other than to set the price to acquire a share of common stock in one of the Company’s public offerings, participants in the DRP will acquire the Company’s common stock at a price per share equal to 95% of the price to acquire a share of the Company’s common stock in the primary offering of the Company’s then-effective public offering (ignoring any discounts that may be available to certain categories of investors). Once the Company establishes an estimated value per share of its common stock for a purpose other than to set the price to acquire a share in one of the Company’s primary public offerings, participants in the DRP will acquire shares of the Company’s common stock at a price equal to 95% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen by the Company’s board of directors for that purpose. The Company currently expects to announce an estimated value per share in December 2015 and in December of each year thereafter. The initial purchase price per share under the DRP was $9.50.
On May 5, 2014, the Company’s board of directors approved an updated offering price for shares of common stock to be sold in the Offering of $10.39 (unaudited), which was effective May 7, 2014. The updated offering price of shares of common stock to be sold in the Offering was determined by adding certain offering costs to the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of March 31, 2014. Commencing with the June 2, 2014 purchase date and until the offering price was updated, the purchase price per share under the DRP was $9.88.
On December 9, 2014, the Company’s board of directors approved an updated offering price for shares of common stock to be sold in the Offering of $10.51 (unaudited), which was effective December 12, 2014. The updated offering price of shares of common stock to be sold in the Offering was determined by adding certain offering costs to the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that were either acquired subsequent to September 30, 2014 or under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, the Company had closed on each of the six properties. Commencing with the January 2, 2015 purchase date and until the estimated value per share is updated, the purchase price per share under the DRP is $9.99.
No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Redeemable Common Stock
The Company’s board of directors has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.
There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and together with redemptions sought in connection with a stockholder’s death, “special redemptions”), the Company may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. Notwithstanding anything contained in the share redemption program to the contrary, the Company may increase or decrease the funding available for the redemption of shares pursuant to program upon ten business days’ notice to its stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to its stockholders.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Unless the shares are being redeemed in connection with a special redemption and until such time as the Company establishes an estimated value per share for a purpose other than to set the offering price to acquire a share in one of its primary public offerings, the prices at which the Company will initially redeem shares are as follows:

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
Notwithstanding the above, and unless the Company’s shares are being redeemed in connection with a special redemption, once the Company establishes an estimated value per share of its common stock for a purpose other than to set the price to acquire a share in one of our primary public offerings, the redemption price at which the Company will redeem shares will be as follows:

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
December 31, 2014

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
In several respects the Company treats redemptions sought upon a special redemption differently from other redemptions:

•	there is no one-year holding requirement;

•
until the Company establishes an estimated value per share for a purpose other than to set the price to acquire a share in one of its primary public offerings, the redemption price is the amount paid to acquire the shares from the Company; and

•
once the Company has established an estimated value per share for a purpose other than to set the price to acquire a share in one of its primary public offerings, the redemption price would be the estimated value of the shares as of the redemption date, as determined by the Company’s advisor or another firm chosen for that purpose.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to the Company’s stockholders, provided that the Company may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2014, the Company fulfilled all redemption requests eligible for redemption under the share redemption program and received in good order, redeeming $3.6 million of shares of common stock. Effective January 1, 2015, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2014, the Company has $29.3 million available for redemption in 2015.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and DRP, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
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
The Company reimburses the Advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on organization and offering expenses, does not exceed 15% of the aggregate gross proceeds of the Company’s primary initial public offering and the offering under its dividend reinvestment plan as of the date of reimbursement. At the termination of the primary initial public offering and at the termination of the offering pursuant to the dividend reinvestment plan, the Advisor has agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by the Company exceed 15% of the gross offering proceeds. In addition, at the end of the primary initial public offering and again at the end of the offering pursuant to the dividend reinvestment plan, the Advisor has agreed to reimburse the Company to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority) exceed 2% of the gross offering proceeds.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
As of December 31, 2014, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds of the Offering. Through December 31, 2014, including shares issued through the Company’s dividend reinvestment plan, the Company had sold 123,891,580 shares in the Offering for gross offering proceeds of $1.2 billion and recorded selling commissions and dealer manager fees of $109.9 million and other offering costs of $20.1 million.  Organization costs are expensed as incurred and offering costs, which include selling commissions, dealer manager fees and other offering-related costs, are charged as incurred as a reduction to stockholders’ equity.
In addition, from inception through December 31, 2014, the Company had incurred $1.2 million of offering costs related to the Follow-on Offering. Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent offering costs incurred by the Company in the Follow-on Offering exceed 15% of the gross offering proceeds of the Follow-on Offering. As of December 31, 2014, the Company had not yet commenced the Follow-on Offering and as such, the Company recorded $1.2 million as deferred financing costs, prepaid expenses and other assets on the Company’s consolidated balance sheet as of December 31, 2014.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

On September 27, 2014, the Company and the Advisor renewed the Advisory Agreement. Pursuant to the Advisory Agreement, with respect to asset management fees accruing from March 1, 2014, the Advisor defers, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company's MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.
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
As of December 31, 2014, the Company had accrued and deferred payment of $3.5 million of asset management fees under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the returns for calendar years 2011 through 2013 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2014, 2013 and 2012, respectively.
Distributions declared per common share were $0.650 during the years ended December 31, 2014, 2013 and 2012, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2012 through December 31, 2014. For each day that was a record date for distributions during the period from January 1, 2012 through December 31, 2014, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2014 was a record date for distributions.
Segments
The Company invests in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of December 31, 2014, the Company aggregated its investments in real estate properties into one reportable business segment.  The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment.  Prior to the reporting period commencing on January 1, 2014, the Company had identified two reportable business segments based on its investment types: real estate and real estate-related. However, based on the Company’s current investment portfolio and its future investment focus, the Company does not believe that its investment in a real estate-related investment is a reportable segment.
Square Footage, Occupancy and Other Measures
Square footage, number of acres, occupancy and other measures used to describe real estate investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; or c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU No. 2014-08, results of operations for properties that are sold or classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the statements of operations.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items.  Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a significant impact on its financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2014, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above- Market Lease Assets	Below- Market Lease Liabilities	Other		Total Purchase Price
222 Main	Salt Lake City	UT	02/27/2014	$5,700	$137,660	$19,182	$3,108	$(367)	$4,477	(1)	$169,760
Anchor Centre	Phoenix	AZ	05/22/2014	13,900	66,353	7,127	797	(4,119)	—		84,058
171 17th Street	Atlanta	GA	08/25/2014	7,639	105,421	17,172	2,039	(83)	—		132,188
Rocklin Corporate Center	Rocklin	CA	11/06/2014	4,448	24,280	3,996	346	(239)	—		32,831
Reston Square	Reston	VA	12/03/2014	6,800	32,673	6,165	2,312	(250)	—		47,700
Ten Almaden	San Jose	CA	12/05/2014	7,000	100,983	9,309	77	(1,323)	—		116,046
Towers at Emeryville	Emeryville	CA	12/23/2014	49,183	184,748	16,075	94	(4,455)	—		245,645
101 South Hanley	St. Louis	MO	12/24/2014	6,100	50,352	7,011	—	(1,527)	—		61,936
3003 Washington Boulevard	Arlington	VA	12/30/2014	18,800	112,886	16,934	—	—	—		148,620
				$119,570	$815,356	$102,971	$8,773	$(12,363)	$4,477		$1,038,784
(1) The property is subject to certain property tax reimbursements from the city’s redevelopment agency. The estimated fair value of the property tax reimbursements of $4.5 million is recorded as deferred financing costs, prepaid expenses and other assets on the Company’s consolidated balance sheet as of the acquisition date and is amortized over the projected property tax reimbursement period of approximately 9.5 years. During the year ended December 31, 2014, the Company recorded amortization expense of $0.4 million, related to the property tax reimbursement intangible asset.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
222 Main	10.1	10.6	8.2
Anchor Centre	6.9	2.9	7.8
171 17th Street	7.9	5.0	4.0
Rocklin Corporate Center	6.1	3.3	5.3
Reston Square	7.9	7.5	6.7
Ten Almaden	5.1	3.9	3.8
Towers at Emeryville	4.3	2.4	4.1
101 South Hanley	7.7	—	9.2
3003 Washington Boulevard	13.6	—	—
The Company recorded each real estate acquisition as a business combination and expensed $12.9 million of acquisition costs. For the year ended December 31, 2014, the Company recognized $27.8 million of total revenues and $16.3 million of operating expenses from these properties.

4.	REAL ESTATE
As of December 31, 2014, the Company’s real estate portfolio was composed of 20 office properties encompassing in the aggregate approximately 8.2 million rentable square feet. As of December 31, 2014, the Company’s real estate portfolio was collectively 89% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2014 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(7,082)	$40,291
Town Center	03/27/2012	Plano	TX	Office	118,034	(15,513)	102,521
McEwen Building	04/30/2012	Franklin	TN	Office	40,256	(5,463)	34,793
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,227	(4,110)	25,117
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	50,094	(6,367)	43,727
RBC Plaza	01/31/2013	Minneapolis	MN	Office	139,345	(11,612)	127,733
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	90,235	(6,862)	83,373
Preston Commons	06/19/2013	Dallas	TX	Office	115,832	(8,277)	107,555
Sterling Plaza	06/19/2013	Dallas	TX	Office	78,656	(6,390)	72,266
201 Spear Street	12/03/2013	San Francisco	CA	Office	130,834	(4,871)	125,963
500 West Madison	12/16/2013	Chicago	IL	Office	425,428	(22,489)	402,939
222 Main	02/27/2014	Salt Lake City	UT	Office	163,760	(5,409)	158,351
Anchor Centre	05/22/2014	Phoenix	AZ	Office	90,984	(2,405)	88,579
171 17th Street	08/25/2014	Atlanta	GA	Office	129,953	(2,675)	127,278
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	32,724	(283)	32,441
Reston Square	12/03/2014	Reston	VA	Office	45,638	(97)	45,541
Ten Almaden	12/05/2014	San Jose	CA	Office	117,293	(229)	117,064
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	250,093	(513)	249,580
101 South Hanley	12/24/2014	St. Louis	MO	Office	63,463	(134)	63,329
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	148,639	—	148,639
					$2,307,861	$(110,781)	$2,197,080

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

As of December 31, 2014, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$402,939	17%	$34,429	$25.58	92.3%
Towers at Emeryville	Emeryville, CA	815,018	$249,580	11%	$22,600	$32.87	84.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2014, the leases had remaining terms, excluding options to extend, of up to 14.4 years with a weighted-average remaining term of 5.3 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $7.9 million and $4.7 million as of December 31, 2014 and 2013, respectively.
During the years ended December 31, 2014, 2013 and 2012, the Company recognized deferred rent from tenants of $9.7 million, $5.2 million and $2.3 million, respectively. As of December 31, 2014 and 2013, the cumulative deferred rent balance was $18.4 million and $7.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.1 million and $0.3 million of unamortized lease incentives as of December 31, 2014 and 2013, respectively.
As of December 31, 2014, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2015	$188,796
2016	186,506
2017	170,156
2018	151,408
2019	128,287
Thereafter	413,024
$1,238,177
As of December 31, 2014, the Company’s real estate properties were leased to approximately 600 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	125	$47,238	23.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

As of December 31, 2014, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of December 31, 2014, the Company’s net investments in real estate in California, Illinois, and Texas represented 22%, 17%, and 15% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois, and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
During the years ended December 31, 2014, 2013 and 2012, Las Cimas IV had revenues of $0.6 million, $4.3 million and $4.3 million, respectively. During the years ended December 31, 2014, 2013 and 2012, Las Cimas IV had total expenses of $0.4 million, $5.0 million and $4.9 million, respectively. The results of operations from Las Cimas IV and related gain on sale are included in continuing operations on the Company’s consolidated statements of operations.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2014 and 2013, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Cost	$221,169	$123,830	$16,113	$7,989	$(41,175)	$(29,736)
Accumulated Amortization	(38,645)	(16,237)	(2,369)	(387)	8,430	2,616
Net Amount	$182,524	$107,593	$13,744	$7,602	$(32,745)	$(27,120)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Amortization	$(28,038)	$(14,114)	$(6,424)	$(2,632)	$(396)	$(136)	$6,743	$2,296	$519

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2014 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2015	$(37,183)	$(2,897)	$7,710
2016	(32,211)	(2,620)	6,567
2017	(26,804)	(2,296)	4,644
2018	(22,222)	(1,678)	3,822
2019	(17,557)	(1,386)	2,994
Thereafter	(46,547)	(2,867)	7,008
	$(182,524)	$(13,744)	$32,745
Weighted-Average Remaining Amortization Period	7.0 years	6.4 years	6.0 years

6.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2014 and 2013, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2014 (1)	Book Value as of December 31, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	$19,968	$20,010	$17,190	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of December 31, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2014, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of December 31, 2014.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2014 (in thousands):

Real estate loan receivable - December 31, 2013	$17,190
Advances on real estate loan receivable	2,992
Principal repayments received on real estate loan receivable	(146)
Amortization of closing costs and origination fees on originated real estate loan receivable	(26)
Real estate loan receivable - December 31, 2014	$20,010

For the years ended December 31, 2014, 2013 and 2012, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Contractual interest income	$1,378	$1,106	$911
Amortization of closing costs and origination fees	(26)	(24)	(22)
Interest income from real estate loan receivable	$1,352	$1,082	$889
As of December 31, 2014, the borrower under the Aberdeen First Mortgage Loan was current on its payments.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

7.	NOTES PAYABLE
As of December 31, 2014 and 2013, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of December 31, 2014(1)	Effective Interest Rate as of December 31, 2014 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (3)	160,000	170,000	One-month LIBOR + 1.75%	1.91%	Interest Only	04/01/2018
RBC Plaza Mortgage Loan (4)	74,465	68,730	One-month LIBOR + 1.80%	2.54%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	166,893	161,960	One-month LIBOR + 1.50%	2.76%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	255,000	255,000	One-month LIBOR + 1.65%	2.95%	Interest Only	12/16/2018
222 Main Mortgage Loan (7)	102,700	—	3.97%	3.97%	(7)	03/01/2021
Anchor Centre Mortgage Loan (8)	50,000	—	One-month LIBOR + 1.50%	1.66%	Interest Only	06/01/2017
171 17th Street Mortgage Loan (9)	79,500	—	One-month LIBOR + 1.45%	2.69%	(9)	09/01/2018
Reston Square Mortgage Loan	29,800	—	One-month LIBOR + 1.50%	1.66%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan (10)	63,540	—	One-month LIBOR + 1.65%	1.81%	Interest Only	01/01/2018
Towers at Emeryville Mortgage Loan (11)	142,500	—	One-month LIBOR + 1.75%	1.91%	Interest Only	01/15/2018
101 South Hanley Mortgage Loan (12)	34,500	—	One-month LIBOR + 1.55%	1.72%	(12)	01/01/2020
3003 Washington Boulevard Mortgage Loan (13)	89,000	—	One-month LIBOR + 1.55%	1.72%	Interest Only	02/01/2020
Total Notes Payable	$1,322,898	$730,690
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2014. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2014, where applicable. For further information regarding the Company's derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3)As of December 31, 2014, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn and 201 Spear Street. The face amount of the Portfolio Loan is $200.0 million, of which $130.0 million is term debt and $70.0 million is revolving debt. As of December 31, 2014, the outstanding balance under the loan was $160.0 million and was composed of $130.0 million of term debt and $30.0 million of revolving debt. As of December 31, 2014, an additional $22.1 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $17.9 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the term of the Portfolio Loan, the Company has an option, which may be exercised up to three times, to increase the loan amount to a maximum of $350.0 million, of which 65% would be non-revolving debt and 35% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(4) As of December 31, 2014, $74.5 million had been disbursed to the Company and $1.4 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza. As of December 31, 2014, $166.9 million had been disbursed to the Company and $3.9 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(6) The 500 West Madison Mortgage Loan consists of $215.0 million of term debt, $20.0 million of non-revolving debt (the “First Non-Revolver Tranche”) and another $20.0 million of non-revolving debt (the “Second Non-Revolver Tranche”). As of December 31, 2014, the entire $255.0 million of the 500 West Madison Mortgage Loan had been disbursed to the Company. By December 16, 2015, the Company is obligated to pay down $20.0 million under the First Non-Revolver Tranche, which would then become available for future disbursements, subject to certain terms and conditions contained in the loan documents.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

(8) As of December 31, 2014, $50.0 million had been disbursed to the Company and $3.2 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(9) As of December 31, 2014, $79.5 million had been disbursed to the Company and $6.0 million remained available to be used for future disbursements, subject to certain conditions set forth in the loan documents. Monthly payments are initially interest-only. Beginning October 1, 2017 and continuing on the first day of each month thereafter through the maturity date of the loan, the committed amount of $85.5 million (the “Committee Amount”) will be reduced by $69,300 per month. To the extent that, following any such reduction in the Committed Amount, the outstanding principal balance of the loan exceeds the then Committed Amount, the 171 17th Street owner will pay to the lender a principal payment in an amount sufficient to reduce the outstanding principal balance of the loan to an amount less than the then reduced Committed Amount. The remaining principal balance, all accrued and unpaid interest and any other amounts will be due at maturity.
(10) As of December 31, 2014, $63.5 million had been disbursed to the Company and $13.1 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(11) As of December 31, 2014, $142.5 million had been disbursed to the Company and $32.5 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(12) As of December 31, 2014, $34.5 million had been disbursed to the Company and $12.7 million remained available to be used for future disbursements, subject to certain conditions set forth in the loan documents.  Monthly payments are initially interest-only. Beginning February 1, 2018, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years and an interest rate of 6.0%.
(13) As of December 31, 2014, $89.0 million had been disbursed to the Company and $1.5 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
As of December 31, 2014 and 2013, the Company’s deferred financing costs were $11.2 million and $5.6 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2014, 2013 and 2012, the Company incurred $27.0 million, $9.8 million and $3.6 million of interest expense, respectively. As of December 31, 2014 and 2013, $2.4 million and $1.2 million of interest expense were payable, respectively. Included in interest expense for the years ended December 31, 2014, 2013 and 2012, were $1.9 million, $1.2 million and $0.9 million of amortization of deferred financing costs, respectively. Included in interest expense for the years ended December 31, 2014 and 2013 were $5.7 million and $1.8 million of interest incurred as a result of the Company’s interest rate swap agreements, respectively. In addition, included in interest expense for the year ended December 31, 2014, was $1.5 million of unrealized losses on interest rate swap agreements.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2014 (in thousands):

2015	$20,000
2016	1,357
2017	293,231
2018	787,768
2019	2,581
Thereafter	217,961
$1,322,898
The Company’s notes payable contain financial debt covenants. As of December 31, 2014, the Company was in compliance with these debt covenants.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2014 and 2013. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2014		December 31, 2013			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2014
Derivative instruments designated as hedging instruments
Interest Rate Swaps (1)	7	$625,130	5	$506,730	One-month LIBOR/ Fixed at 0.79% - 1.68%	1.35%	3.4

Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	4	$264,380	—	$—	One-month LIBOR/ Fixed at 1.81% - 2.37%	2.19%	2.9
_____________________
(1) Included in these amounts are five forward interest rate swaps with an aggregate notional amount of $314.4 million that were not yet in effect as of December 31, 2014. These five interest rate swaps will become effective at various times between 2015 and 2017.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013 (dollars in thousands):

		December 31, 2014		December 31, 2013
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Deferred financing costs, prepaid expenses and other assets, at fair value	2	$431	4	$2,900
Interest Rate Swaps	Other liabilities, at fair value	5	$(2,621)	1	$(721)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	4	$(1,494)	—	$—

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and as other comprehensive income on the accompanying consolidated statements of stockholders’ equity. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  The change in fair value of the ineffective portion is recognized directly in earnings. With respect to swap agreements that were terminated for which it remains probable that the original hedged forecasted transactions (i.e., LIBOR-based debt service payments) will occur, the loss related to the termination of these swap agreements is included in accumulated other comprehensive income (loss) and is reclassified into earnings over the period of the original forecasted hedged transaction. The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2014	2013
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$5,716	$1,774
	5,716	1,774

Derivatives not designated as hedging instruments
Unrealized loss on interest rate swaps	1,494	—
	1,494	—
Increase in interest expense as a result of derivatives	$7,210	$1,774

Other comprehensive income related
Unrealized (losses) gains on derivative instruments	$(10,085)	$405
During the year ended December 31, 2014, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months totaled $6.1 million as of December 31, 2014 and was included in accumulated other comprehensive income (loss).

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
December 31, 2014

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of December 31, 2014 and 2013, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$19,968	$20,010	$19,914	$17,123	$17,190	$16,877
Financial liabilities:
Notes payable	$1,322,898	$1,322,898	$1,324,139	$730,690	$730,690	$726,162

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
During the year ended December 31, 2014, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$431	$—	$431	$—
Liability derivatives	(4,115)	—	(4,115)	—

10.	RELATED PARTY TRANSACTIONS
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
During the years ended December 31, 2014, 2013 and 2012, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2014, 2013 and 2012, respectively, and any related amounts payable as of December 31, 2014 and 2013 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2014	2013	2012	2014	2013
Expensed
Asset management fees (1)	$11,476	$4,653	$1,732	$3,465	$—
Reimbursement of operating expenses (2)	196	137	116	36	—
Real estate acquisition fees	10,441	9,423	2,296	—	—
Additional Paid-in Capital
Selling commissions	34,264	23,323	10,138	—	—
Dealer manager fees	16,544	11,340	4,834	—	—
Reimbursable other offering costs	3,594	2,726	1,516	53	57
	$76,515	$51,602	$20,632	$3,554	$57
_____________________
(1) As of December 31, 2014, the Company had accrued and deferred payment of $3.5 million of asset management fees. See “Deferral of Asset Management Fees” below.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $137,000, $131,000 and $103,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2014, 2013 and 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the years ended December 31, 2014, 2013 and 2012, the Advisor incurred $88,000, $19,000 and $73,000 for the costs of the supplemental coverage obtained by the Company, respectively.
Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in each of the Offering and the Follow-on Offering exceed 15% of the gross offering proceeds of the respective offering. As of December 31, 2014, organization and offering costs in the Offering did not exceed 15% of the gross offering proceeds. From inception through December 31, 2014, the Company had recorded $1.2 million of offering costs related to the Follow-on Offering. As of December 31, 2014, the Company had not commenced the Follow-on Offering and as such, the Company classified $1.2 million of offering costs as deferred financing costs, prepaid expenses and other assets on its consolidated balance sheet.
Deferral of Asset Management Fees
On September 27, 2014, the Company and the Advisor renewed the Advisory Agreement. Pursuant to the Advisory Agreement, with respect to asset management fees accruing from March 1, 2014, the Advisor defers, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company's MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
As of December 31, 2014, the Company had accrued and deferred payment of $3.5 million of asset management fees under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
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
11. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2014 and 2013. The Company acquired nine office properties during the year ended December 31, 2014, which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2014 and 2013 has been prepared to give effect to the acquisitions of 222 Main, 171 17th Street, Ten Almaden, Towers at Emeryville and 3003 Washington Boulevard as if the acquisitions occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Years Ended December 31,
	2014	2013
Revenues	$241,363	$139,369
Depreciation and amortization	$101,299	$58,246
Net loss	$(4,970)	$(25,013)
Net loss per common share, basic and diluted	$(0.04)	$(0.31)
Weighted-average number of common shares outstanding, basic and diluted	120,045,738	81,488,854
The unaudited pro forma information for the year ended December 31, 2014 was adjusted to exclude $9.8 million of acquisition fees and expenses related to 222 Main, 171 17th Street, Ten Almaden, Towers at Emeryville and 3003 Washington Boulevard incurred by the Company in 2014.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$41,736	$45,183	$48,380	$53,597
Net income (loss)	$6,727	$(3,561)	$(3,070)	$(12,448)
Net income (loss) per common share, basic and diluted	$0.09	$(0.04)	$(0.03)	$(0.11)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$13,666	$16,376	$23,475	$26,906
Net loss	$(2,376)	$(6,113)	$(1,785)	$(11,363)
Net income (loss) per common share, basic and diluted	$(0.08)	$(0.17)	$(0.04)	$(0.19)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164
__________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective periods from January 1, 2013 through December 31, 2014. Each day during the periods from January 1, 2013 through December 31, 2014 was a record date for distributions. Distributions were calculated at the rate of $0.00178082 per share per day.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2014.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. As of March 3, 2015, the Company had sold 138,690,290 shares of common stock in the Offering for gross offering proceeds of $1.4 billion, including 6,020,991 shares of common stock sold pursuant to the Company's dividend reinvestment plan for gross offering proceeds of $58.5 million. Also as of March 3, 2015, the Company had redeemed 844,725 of the shares sold in the Offering for $8.2 million.
Distributions Paid
On January 2, 2015, the Company paid distributions of $6.6 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2014 through December 31, 2014. On February 2, 2015, the Company paid distributions of $7.0 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2015 through January 31, 2015. On March 2, 2015, the Company paid distributions of $6.6 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2015 through February 28, 2015.
Distributions Declared
On January 15, 2015, the Company’s board of directors declared distributions based on daily record dates for the period from March 1, 2015 through March 31, 2015, which the Company expects to pay in April 2015. On March 6, 2015, the Company's board of directors declared distributions based on daily record dates for the period from April 1, 2015 through April 30, 2015, which the Company expects to pay in May 2015, and distributions based on daily record dates for the period from May 1, 2015 through May 31, 2015, which the Company expects to pay in June 2015. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary Offering purchase price of $10.00 per share or a 6.18% annualized rate based on the current primary Offering price of $10.51 per share.
Financing subsequent to December 31, 2014
Interest Rate Cap
On January 7, 2015, the Company entered into an interest rate cap with an unaffiliated LIBOR cap provider, for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017. The interest rate cap has a one-month LIBOR strike rate of 2.463%.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Domain Gateway	Austin, TX	100%	$(4)	$2,850	$44,523	$47,373	$—	$2,850	$44,523	$47,373	$(7,082)	2009	09/29/2011
Town Center	Plano, TX	100%	75,000	7,428	108,547	115,975	2,059	7,428	110,606	118,034	(15,513)	2001/2002/2006	03/27/2012
McEwen Building	Franklin, TN	100%	(4)	5,600	34,704	40,304	(48)	5,600	34,656	40,256	(5,463)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(4)	9,800	20,051	29,851	(624)	9,800	19,427	29,227	(4,110)	1909	05/09/2012
Tower on Lake Carolyn	Irving, TX	100%	(4)	2,056	44,579	46,635	3,459	2,056	48,038	50,094	(6,367)	1988	12/21/2012
RBC Plaza	Minneapolis, MN	100%	74,465	16,951	109,191	126,142	13,203	16,951	122,394	139,345	(11,612)	1991	01/31/2013
One Washingtonian Center	Gaithersburg, MD	100%	(5)	14,400	74,335	88,735	1,500	14,400	75,835	90,235	(6,862)	1990	06/19/2013
Preston Commons	Dallas, TX	100%	(5)	17,188	96,330	113,518	2,314	17,188	98,644	115,832	(8,277)	1958/1986	06/19/2013
Sterling Plaza	Dallas, TX	100%	(5)	6,800	68,292	75,092	3,564	6,800	71,856	78,656	(6,390)	1984	06/19/2013
201 Spear Street	San Francisco, CA	100%	(4)	40,279	85,941	126,220	4,614	40,279	90,555	130,834	(4,871)	1984	12/03/2013
500 West Madison	Chicago, IL	100%	255,000	49,306	370,662	419,968	5,460	49,306	376,122	425,428	(22,489)	1987	12/16/2013
222 Main	Salt Lake City, UT	100%	102,700	5,700	156,842	162,542	1,218	5,700	158,060	163,760	(5,409)	2009	02/27/2014
Anchor Centre	Phoenix, AZ	100%	50,000	13,900	73,480	87,380	3,604	13,900	77,084	90,984	(2,405)	1984	05/22/2014
171 17th Street	Atlanta, GA	100%	79,500	7,639	122,593	130,232	(279)	7,639	122,314	129,953	(2,675)	2004	08/25/2014
Rocklin Corporate Center	Rocklin, CA	100%	—	4,448	28,276	32,724	—	4,448	28,276	32,724	(283)	2007	11/06/2014
Reston Square	Reston, VA	100%	29,800	6,800	38,838	45,638	—	6,800	38,838	45,638	(97)	2007	12/03/2014
Ten Almaden	San Jose, CA	100%	63,540	7,000	110,292	117,292	1	7,000	110,293	117,293	(229)	1988	12/05/2014
Towers at Emeryville	Emeryville, CA	100%	142,500	49,183	200,823	250,006	87	49,183	200,910	250,093	(513)	1972/1975/1985	12/23/2014
101 South Hanley	St. Louis, MO	100%	34,500	6,100	57,363	63,463	—	6,100	57,363	63,463	(134)	1986	12/24/2014
3003 Washington Boulevard	Arlington, VA	100%	89,000	18,800	129,820	148,620	19	18,800	129,839	148,639	—	2014	12/30/2014
		TOTAL		$292,228	$1,975,482	$2,267,710	$40,151	$292,228	$2,015,633	$2,307,861	$(110,781)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $2.3 billion as of December 31, 2014.
(4) As of December 31, 2014, these properties served as the security for the Portfolio Loan, which had an outstanding principal balance of $160.0 million as of December 31, 2014.
(5) As of December 31, 2014, these properties served as the security for the National Office Portfolio Mortgage Loan, which had an outstanding principal balance of $166.9 million as of December 31, 2014.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

	2014	2013	2012
Real Estate:
Balance at the beginning of the year	$1,276,737	$319,060	$83,429
Acquisitions	1,037,897	949,675	232,765
Improvements	38,775	10,520	3,686
Write off of fully depreciated and fully amortized assets	(9,642)	(2,518)	(820)
Sale	(35,906)	—	—
Balance at the end of the year	$2,307,861	$1,276,737	$319,060
Accumulated depreciation and amortization:
Balance at the beginning of the year	(46,608)	$(14,090)	$(1,100)
Depreciation and amortization expense	(78,378)	(35,036)	(13,810)
Write off of fully depreciated and fully amortized assets	9,642	2,518	820
Sale	4,563	—	—
Balance at the end of the year	$(110,781)	$(46,608)	$(14,090)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 9, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 9, 2015
Charles J. Schreiber, Jr.
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 9, 2015
David E. Snyder
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 9, 2015
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 9, 2015
Stacie K. Yamane
/s/ HANK ADLER	Director	March 9, 2015
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 9, 2015
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 9, 2015
Stuart A. Gabriel, Ph.D.