Form 10-Q
period 2015-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2015-05-14
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
As of May 11, 2015, there were 162,233,957 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Real estate:
Land	$292,228	$292,228
Buildings and improvements	1,809,876	1,794,464
Tenant origination and absorption costs	219,115	221,169
Total real estate, cost	2,321,219	2,307,861
Less accumulated depreciation and amortization	(136,235)	(110,781)
Total real estate, net	2,184,984	2,197,080
Real estate loan receivable, net	21,498	20,010
Cash and cash equivalents	255,204	99,135
Rents and other receivables, net	28,614	20,763
Due from affiliate	1,173	1,173
Above-market leases, net	12,681	13,744
Deferred financing costs, prepaid expenses and other assets	40,674	34,530
Total assets	$2,544,828	$2,386,435
Liabilities and stockholders’ equity
Notes payable	$1,246,938	$1,322,898
Accounts payable and accrued liabilities	39,231	35,167
Due to affiliates	5,421	3,554
Distributions payable	7,937	6,613
Below-market leases, net	30,250	32,745
Other liabilities	32,951	23,033
Total liabilities	1,362,728	1,424,010
Commitments and contingencies (Note 10)
Redeemable common stock	38,283	29,329
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 149,996,485 and 123,426,546 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,500	1,234
Additional paid-in capital	1,322,941	1,080,673
Accumulated other comprehensive loss	(6,848)	(2,190)
Cumulative distributions and net losses	(173,776)	(146,621)
Total stockholders’ equity	1,143,817	933,096
Total liabilities and stockholders’ equity	$2,544,828	$2,386,435
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$53,501	$30,995
Tenant reimbursements	11,534	9,483
Interest income from real estate loan receivable	382	320
Other operating income	2,833	938
Total revenues	68,250	41,736
Expenses:
Operating, maintenance and management	15,220	10,485
Real estate taxes and insurance	11,162	7,655
Asset management fees to affiliate	4,317	2,459
Real estate acquisition fees to affiliate	—	1,705
Real estate acquisition fees and expenses	115	303
General and administrative expenses	998	734
Depreciation and amortization	29,668	17,269
Interest expense	12,415	5,297
Total expenses	73,895	45,907
Other income:
Other interest income	71	3
Gain on sale of real estate, net	—	10,895
Total other income	71	10,898
Net (loss) income	$(5,574)	$6,727
Net (loss) income per common share, basic and diluted	$(0.04)	$0.09
Weighted-average number of common shares outstanding, basic and diluted	134,638,562	72,753,222
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(5,574)	$6,727
Other comprehensive income (loss):
Unrealized losses on derivative instruments	(6,309)	(2,194)
Reclassification adjustment realized in net income (effective portion)	1,651	963
Total other comprehensive loss	(4,658)	(1,231)
Total comprehensive (loss) income	$(10,232)	$5,496
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2014 and the Three Months Ended March 31, 2015 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	66,430,888	$664	$574,762	$(74,788)	$2,179	$502,817
Net loss	—	—	—	(12,352)	—	(12,352)
Other comprehensive loss	—	—	—	—	(4,369)	(4,369)
Issuance of common stock	57,372,731	574	583,284	—	—	583,858
Transfers to redeemable common stock	—	—	(16,915)	—	—	(16,915)
Redemptions of common stock	(377,073)	(4)	(3,633)	—	—	(3,637)
Distributions declared	—	—	—	(59,481)	—	(59,481)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(50,808)	—	—	(50,808)
Other offering costs	—	—	(6,017)	—	—	(6,017)
Balance, December 31, 2014	123,426,546	$1,234	$1,080,673	$(146,621)	$(2,190)	$933,096
Net loss	—	—	—	(5,574)	—	(5,574)
Other comprehensive loss	—	—	—	—	(4,658)	(4,658)
Issuance of common stock	26,753,806	268	279,615	—	—	279,883
Transfers to redeemable common stock	—	—	(8,954)	—	—	(8,954)
Redemptions of common stock	(183,867)	(2)	(1,787)	—	—	(1,789)
Distributions declared	—	—	—	(21,581)	—	(21,581)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(25,160)	—	—	(25,160)
Other offering costs	—	—	(1,446)	—	—	(1,446)
Balance, March 31, 2015	149,996,485	$1,500	$1,322,941	$(173,776)	$(6,848)	$1,143,817
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(5,574)	$6,727
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,668	17,269
Noncash interest income on real estate-related investment	7	6
Deferred rents	(5,083)	(2,174)
Allowance for doubtful accounts	181	138
Amortization of above- and below-market leases, net	(1,432)	(1,054)
Amortization of deferred financing costs	825	481
Unrealized losses on derivative instruments	3,500	—
Gain on sale of real estate	—	(10,895)
Changes in operating assets and liabilities:
Rents and other receivables	(2,862)	(2,465)
Deferred financing costs, prepaid expenses and other assets	(7,609)	(5,824)
Accounts payable and accrued liabilities	(1,361)	(5,373)
Other liabilities	2,256	2,060
Due to affiliates	1,714	910
Net cash provided by (used in) operating activities	14,230	(194)
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(169,369)
Improvements to real estate	(11,760)	(4,274)
Proceeds from sale of real estate, net	—	42,740
Advances on real estate loan receivable	(1,546)	(348)
Purchase of interest rate cap	(175)	—
Principal repayments on real estate loan receivable	51	40
Net cash used in investing activities	(13,430)	(131,211)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	102,700
Principal payments on notes payable	(75,960)	(40,000)
Payments of deferred financing costs	(106)	(1,560)
Proceeds from issuance of common stock	269,140	131,807
Payments to redeem common stock	(1,789)	(524)
Payments of commissions on stock sales and related dealer manager fees	(25,160)	(12,157)
Payments of other offering costs	(1,342)	(1,281)
Distributions paid to common stockholders	(9,514)	(5,392)
Net cash provided by financing activities	155,269	173,593
Net increase in cash and cash equivalents	156,069	42,188
Cash and cash equivalents, beginning of period	99,135	33,189
Cash and cash equivalents, end of period	$255,204	$75,377
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,812	$4,165
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$10,743	$5,576
Increase in other offering costs payable	$153	$542
Increase in distributions payable	$1,324	$693
Increase in capital expenses payable	$5,910	$—
Liabilities assumed in connection with real estate acquisitions	$—	$967
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2015, the Advisor owned 20,000 shares of the Company’s common stock.
The Company has invested in and intends to invest in a diverse portfolio of real estate investments. The Company’s primary investment focus is core office properties located throughout the United States, though the Company may also invest in industrial and retail properties. The Company’s core property focus in the U.S. office sector has reflected a more value-creating core strategy, and based on the current market outlook, it expects to continue this strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also currently expects to allocate between 0 and 20% of its portfolio to real estate-related investments such as mortgage loans. As of March 31, 2015, the Company owned 20 office properties and one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through March 31, 2015, the Company had sold 150,645,386 shares of common stock for gross offering proceeds of $1.5 billion, including 6,021,016 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $58.5 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

On February 12, 2015, in consideration of the Company’s offering proceeds raised to date and the pace of sales in the Offering, the Company’s board of directors approved the termination of the Company’s primary public offering stage effective approximately 90 days (as determined by the Company’s Chief Executive Officer, such date the “Offering Termination Date”) after the Company has announced that it has raised $1.3 billion in the aggregate in its primary public offerings, whether in the Offering or a follow-on offering. On February 20, 2015, the Company announced that, as of February 20, 2015, it had accepted aggregate gross offering proceeds in excess of $1.3 billion in the Offering. The Company’s Offering Termination Date is Friday, May 29, 2015. Subscriptions must be dated on or before May 29, 2015, and subscriptions and all related documents and funds must be received by the Company in good order no later than July 28, 2015.
The Company plans to continue to offer shares under its dividend reinvestment plan beyond the termination of the offering stage for its primary offering. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering.
The Company may terminate the Offering or its dividend reinvestment plan offering at any time.
As of March 31, 2015, the Company had redeemed 927,363 shares sold in the Offering for $8.9 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2015 and 2014, respectively.
Distributions declared per common share were $0.160 and $0.160 for the three months ended March 31, 2015 and 2014, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2015 and 2014, respectively. For each day that was a record date for distributions during the three months ended March 31, 2015 and 2014, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2014 through March 31, 2014 and January 1, 2015 through March 31, 2015 was a record date for distributions.
Segments
The Company invests in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of March 31, 2015, the Company aggregated its investments in real estate properties into one reportable business segment.  The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment.
Recently Issued Accounting Standards Update
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items.  Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs.  ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs, as the Company presents debt issuance costs as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

3.	REAL ESTATE
As of March 31, 2015, the Company’s real estate portfolio was composed of 20 office properties encompassing in the aggregate approximately 8.2 million rentable square feet. As of March 31, 2015, the Company’s real estate portfolio was collectively 89% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2015 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(7,620)	$39,753
Town Center	03/27/2012	Plano	TX	Office	118,043	(16,646)	101,397
McEwen Building	04/30/2012	Franklin	TN	Office	40,256	(5,972)	34,284
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	28,203	(3,291)	24,912
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	50,192	(7,105)	43,087
RBC Plaza	01/31/2013	Minneapolis	MN	Office	143,439	(13,313)	130,126
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	89,995	(7,525)	82,470
Preston Commons	06/19/2013	Dallas	TX	Office	115,845	(9,619)	106,226
Sterling Plaza	06/19/2013	Dallas	TX	Office	78,893	(7,149)	71,744
201 Spear Street	12/03/2013	San Francisco	CA	Office	132,642	(5,679)	126,963
500 West Madison	12/16/2013	Chicago	IL	Office	431,557	(28,233)	403,324
222 Main	02/27/2014	Salt Lake City	UT	Office	164,565	(6,939)	157,626
Anchor Centre	05/22/2014	Phoenix	AZ	Office	91,332	(3,640)	87,692
171 17th Street	08/25/2014	Atlanta	GA	Office	130,441	(4,614)	125,827
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	32,724	(849)	31,875
Reston Square	12/03/2014	Reston	VA	Office	45,638	(678)	44,960
Ten Almaden	12/05/2014	San Jose	CA	Office	117,302	(1,603)	115,699
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	250,292	(3,626)	246,666
101 South Hanley	12/24/2014	St. Louis	MO	Office	63,572	(966)	62,606
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	148,915	(1,168)	147,747
					$2,321,219	$(136,235)	$2,184,984

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

As of March 31, 2015, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$403,324	15.9%	$34,423	$25.41	92.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2015, the leases had remaining terms, excluding options to extend, of up to 14.2 years with a weighted-average remaining term of 5.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.1 million and $7.9 million as of March 31, 2015 and December 31, 2014, respectively.
During the three months ended March 31, 2015 and 2014, the Company recognized deferred rent from tenants of $5.1 million and $2.2 million, respectively. As of March 31, 2015 and December 31, 2014, the cumulative deferred rent balance was $23.7 million and $18.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.3 million and $1.1 million of unamortized lease incentives as of March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2015 through December 31, 2015	$144,702
2016	190,581
2017	175,080
2018	156,446
2019	133,201
Thereafter	430,556
$1,230,566

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

As of March 31, 2015, the Company’s real estate properties were leased to approximately 600 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	125	$47,902	23.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2015, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of March 31, 2015, the Company’s net investments in real estate in California, Illinois, and Texas represented 20%, 16% and 14% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois, and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2015 and December 31, 2014, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Cost	$219,115	$221,169	$15,961	$16,113	$(40,371)	$(41,175)
Accumulated Amortization	(46,702)	(38,645)	(3,280)	(2,369)	10,121	8,430
Net Amount	$172,413	$182,524	$12,681	$13,744	$(30,250)	$(32,745)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Amortization	$(10,110)	$(6,252)	$(1,063)	$(469)	$2,495	$1,523

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2015 and December 31, 2014, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2015 (1)	Book Value as of March 31, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	$21,462	$21,498	$20,010	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of March 31, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of March 31, 2015.
The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2015 (in thousands):

Real estate loan receivable - December 31, 2014	$20,010
Advances on real estate loan receivable	1,546
Principal repayments received on real estate loan receivable	(51)
Amortization of closing costs and origination fees on originated real estate loan receivable	(7)
Real estate loan receivable - March 31, 2015	$21,498

For the three months ended March 31, 2015 and 2014, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Contractual interest income	$389	$326
Amortization of closing costs and origination fees	(7)	(6)
Interest income from real estate loan receivable	$382	$320
As of March 31, 2015, the borrower under the Aberdeen First Mortgage Origination was current on its payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

6.	NOTES PAYABLE
As of March 31, 2015 and December 31, 2014, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2015	Principal as of December 31, 2014	Contractual Interest Rate as of March 31, 2015(1)	Effective Interest Rate as of March 31, 2015 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (4)	130,000	160,000	One-month LIBOR + 1.75%	1.92%	Interest Only	04/01/2018
RBC Plaza Mortgage Loan	74,465	74,465	One-month LIBOR + 1.80%	2.54%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	166,893	166,893	One-month LIBOR + 1.50%	2.77%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	215,000	255,000	One-month LIBOR + 1.65%	3.16%	Interest Only	12/16/2018
222 Main Mortgage Loan	102,700	102,700	3.97%	3.97%	Interest Only(3)	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	1.67%	Interest Only	06/01/2017
171 17th Street Mortgage Loan (7)	79,500	79,500	One-month LIBOR + 1.45%	2.69%	Interest Only(3)	09/01/2018
Reston Square Mortgage Loan	23,840	29,800	One-month LIBOR + 1.50%	1.67%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan (8)	63,540	63,540	One-month LIBOR + 1.65%	1.82%	Interest Only	01/01/2018
Towers at Emeryville Mortgage Loan (9)	142,500	142,500	One-month LIBOR + 1.75%	1.92%	Interest Only	01/15/2018
101 South Hanley Mortgage Loan (10)	34,500	34,500	One-month LIBOR + 1.55%	1.72%	Interest Only(3)	01/01/2020
3003 Washington Boulevard Mortgage Loan	89,000	89,000	One-month LIBOR + 1.55%	1.72%	Interest Only	02/01/2020
Total Notes Payable	$1,246,938	$1,322,898
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2015. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2015, where applicable. For further information regarding the Company's derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Represents the payment type required under the loan as of March 31, 2015. Certain future monthly payments due under these loans also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes payable, see five-year maturity table below.
(4) As of March 31, 2015, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn and 201 Spear Street. The face amount of the Portfolio Loan is $200.0 million, of which $130.0 million is term debt and $70.0 million is revolving debt. As of March 31, 2015, the outstanding balance under the loan was $130.0 million of term debt. As of March 31, 2015, an additional $60.3 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $9.7 million of revolving debt was available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the term of the Portfolio Loan, the Company has an option, which may be exercised up to three times, to increase the loan amount to a maximum of $350.0 million, of which 65% would be non-revolving debt and 35% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza.
(6) As of March 31, 2015, $215.0 million of term debt was outstanding and $40.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

(7) As of March 31, 2015, $79.5 million had been disbursed to the Company and $6.0 million remained available to be used for future disbursements, subject to certain conditions set forth in the loan documents. Monthly payments are initially interest-only. Beginning October 1, 2017 and continuing on the first day of each month thereafter through the maturity date of the loan, the committed amount of $85.5 million (the “Committed Amount”) will be reduced by $69,300 per month. To the extent that, following any such reduction in the Committed Amount, the outstanding principal balance of the loan exceeds the then Committed Amount, the 171 17th Street owner will pay to the lender a principal payment in an amount sufficient to reduce the outstanding principal balance of the loan to an amount less than the then reduced Committed Amount. The remaining principal balance, all accrued and unpaid interest and any other amounts will be due at maturity.
(8) As of March 31, 2015, $63.5 million had been disbursed to the Company and $13.1 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(9) As of March 31, 2015, $142.5 million had been disbursed to the Company and $32.5 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(10) As of March 31, 2015, $34.5 million had been disbursed to the Company and $12.7 million remained available to be used for future disbursements, subject to certain conditions set forth in the loan documents.
As of March 31, 2015 and December 31, 2014, the Company’s deferred financing costs were $10.5 million and $11.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2015 and 2014, the Company incurred $12.4 million and $5.3 million of interest expense, respectively. As of March 31, 2015 and December 31, 2014, $2.7 million and $2.4 million of interest expense were payable, respectively. Included in interest expense for the three months ended March 31, 2015 and 2014 were $0.8 million and $0.5 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s derivative instruments for the three months ended March 31, 2015 and 2014 were $5.2 million and $1.0 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2015 (in thousands):

April 1, 2015 through December 31, 2015	$—
2016	1,357
2017	293,231
2018	731,808
2019	2,581
Thereafter	217,961
$1,246,938
The Company’s notes payable contain financial debt covenants. As of March 31, 2015, the Company was in compliance with these debt covenants.

7.	DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. The Company does not enter into derivatives for speculative purposes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The Company enters into interest rate caps to mitigate its exposure to rising interest rates on its variable rate notes payable. The values of interest rate caps are primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of March 31, 2015 and December 31, 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2015		December 31, 2014			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2015
Derivative instruments designated as hedging instruments
Interest Rate Swaps (1)	7	$625,130	7	$625,130	One-month LIBOR/ Fixed at 0.79% - 1.68%	1.35%	3.2

Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	6	$353,380	4	$264,680	One-month LIBOR/ Fixed at 1.81% - 2.37%	2.14%	2.9
Interest Rate Cap (2)	1	$353,380	—	$—	One-month LIBOR at 2.46%	2.46%	1.8
_____________________
(1) Included in these amounts are seven forward interest rate swaps with an aggregate notional amount of $403.4 million that were not yet in effect as of March 31, 2015. These seven interest rate swaps will become effective at various times between 2015 and 2017.
(2) On January 7, 2015, the Company entered into an interest rate cap with an unaffiliated LIBOR cap provider, for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		March 31, 2015		December 31, 2014
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Deferred financing costs, prepaid expenses and other assets, at fair value	1	$59	2	$431
Interest Rate Swaps	Other liabilities, at fair value	6	$(6,907)	5	$(2,621)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	6	$(4,871)	4	$(1,494)
Interest Rate Cap	Deferred financing costs, prepaid expenses and other assets, at fair value	1	$51	—	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

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

	For the Three Months Ended March 31,
	2015	2014
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$1,651	$963
	1,651	963

Derivatives not designated as hedging instruments
Unrealized loss on interest rate swaps	3,376	—
Unrealized loss on interest rate cap	124	—
	3,500	—
Increase in interest expense as a result of derivatives	$5,151	$963

Other comprehensive income related
Unrealized losses on derivative instruments	$6,309	$2,194
During the three months ended March 31, 2015, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $6.2 million as of March 31, 2015 and was included in accumulated other comprehensive income (loss).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
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
March 31, 2015
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of March 31, 2015 and December 31, 2014, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$21,462	$21,498	$21,441	$19,968	$20,010	$19,914
Financial liabilities:
Notes payable	$1,246,938	$1,246,938	$1,249,005	$1,322,898	$1,322,898	$1,324,139
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
During the three months ended March 31, 2015, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swap	$59	$—	$59	$—
Asset derivatives - interest rate cap	51	—	51	—
Liability derivatives - interest rate swaps	(11,778)	—	(11,778)	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc. and expect to serve as the advisor and dealer manager, respectively, for KBS Growth & Income REIT, Inc.
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
During the three months ended March 31, 2015 and 2014, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2015 and 2014, respectively, and any related amounts payable as of March 31, 2015 and December 31, 2014 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
Expensed
Asset management fees (1)	$4,317	$2,459	$5,166	$3,465
Reimbursement of operating expenses (2)	39	27	49	36
Real estate acquisition fees	—	1,705	—	—
Additional Paid-in Capital
Selling commissions	17,084	8,202	—	—
Dealer manager fees	8,076	3,955	—	—
Reimbursable other offering costs (3)	903	1,122	206	53
	$30,419	$17,470	$5,421	$3,554
_____________________
(1) As of March 31, 2015, the Company had accrued and deferred payment of $5.2 million of asset management fees. See “Deferral of Asset Management Fees” below.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $33,000 and $27,000 for the three months ended March 31, 2015 and 2014, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2015 and 2014, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Also see “Other Offering Costs” below.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three months ended March 31, 2015, the Advisor had not incurred any costs of the supplemental coverage obtained by the Company.
Other Offering Costs
Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in each of the Offering and the Follow-on Offering exceed 15% of the gross offering proceeds of the respective offering. As of March 31, 2015, organizational and offering costs in the Offering did not exceed 15% of the gross offering proceeds. From inception through March 31, 2015, the Company had recorded $1.2 million of offering costs related to the Follow-on Offering.
As of March 31, 2015, the Company had not commenced the Follow-on Offering and does not anticipate raising significant proceeds, if any, in the Follow-on Offering. As such, the Company classified $1.2 million of offering costs as due from affiliate on its consolidated balance sheet. Prior to March 31, 2015, the Company classified offering costs related to the Follow-on Offering as deferred financing costs, prepaid expenses and other assets. These amounts have been reclassified as due from affiliate for all periods presented on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Deferral of Asset Management Fees
Pursuant to the Advisory Agreement, with respect to asset management fees accruing from March 1, 2014, the Advisor has agreed to defer, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company's MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.
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
As of March 31, 2015, the Company had accrued and deferred payment of $5.2 million of asset management fees under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.

10.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. As of May 11, 2015, the Company had sold 162,925,910 shares of common stock in the Offering for gross offering proceeds of $1.7 billion, including 6,890,237 shares of common stock sold under its dividend reinvestment plan for gross offering proceeds of $67.2 million. Also as of May 11, 2015, the Company had redeemed 970,415 of the shares sold in the Offering for $9.4 million.
Distributions Paid
On April 1, 2015, the Company paid distributions of $7.9 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2015 through March 31, 2015. On May 1, 2015, the Company paid distributions of $8.3 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2015 through April 30, 2015.
Distributions Declared
On May 13, 2015, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2015 through June 30, 2015, which the Company expects to pay in July 2015, and distributions based on daily record dates for the period from July 1, 2015 through July 31, 2015, which the Company expects to pay in August 2015. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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
Probable Acquisition Subsequent to March 31, 2015
Probable Acquisition of Village Center Station
On May 1, 2015, the Company, through an indirect wholly owned subsidiary, entered into a purchase agreement to acquire an office property containing 234,915 rentable square feet located on approximately 3.2 acres of land in the Denver submarket of Greenwood Village, Colorado (“Village Center Station”). The seller is not affiliated with the Company or the Advisor. The contractual purchase price of Village Center Station is approximately $76.7 million plus closing costs. Pursuant to the purchase agreement, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, it may forfeit up to $2.0 million of earnest money.
Village Center Station was constructed in 2009.  As of May 1, 2015, Village Center Station was 99% leased to 11 tenants with a weighted-average remaining lease term of 4.9 years.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Financing Subsequent to March 31, 2015
Rocklin Corporate Center Mortgage Loan
On May 6, 2015, the Company, through an indirect wholly owned subsidiary (the “Rocklin Corporate Center Borrower”), entered into a mortgage loan with an unaffiliated lender for borrowings of up to $22.9 million secured by Rocklin Corporate Center (the “Rocklin Corporate Center Mortgage Loan”). At closing, $19.1 million of the loan was funded and the remaining $3.8 million was available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Rocklin Corporate Center Mortgage Loan matures on June 5, 2018, with two one-year extension options, subject to certain terms and conditions contained in the loan documents. The Rocklin Corporate Center Mortgage Loan bears interest at a floating rate of 150 basis points over one-month LIBOR. Monthly payments are interest-only during the initial term. The Rocklin Corporate Center Borrower has the right to repay the loan in part and in whole at any time subject to certain conditions and fees as described in the loan documents.
KBS REIT Properties III, LLC (“REIT Properties III”), the Company’s wholly owned subsidiary, is providing a guaranty of an amount not greater than 25% of the outstanding balance of the Rocklin Corporate Center Mortgage Loan on the date the loan becomes due and payable in full. REIT Properties III is also providing, in certain circumstances as described in the guaranty, a guaranty with respect to any cost, loss or damage suffered by the lender under the Rocklin Corporate Center Mortgage Loan as a result of certain intentional actions committed by the Rocklin Corporate Center Borrower and/or REIT Properties III in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Rocklin Corporate Center Mortgage Loan in the event of certain transfer, encumbrance, bankruptcy or insolvency proceedings involving the Rocklin Corporate Center Borrower or REIT Properties III and/or any of their affiliates.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of March 31, 2015, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Our current primary initial public offering price of $10.51 per share may not be indicative of the price at which our shares would trade if they were listed on a national securities exchange or actively traded. This offering price of shares of common stock to be sold in our primary initial public offering was determined by adding certain offering costs to the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that either were acquired subsequent to September 30, 2014 or were under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, we had closed on each of these six properties. The offering price of our shares is not a statement of our estimated net asset value per share, as the offering price takes into consideration the projected costs and expenses associated with raising capital in our initial public offering. These costs include selling commissions, dealer manager fees and certain other offering costs. The estimated net asset value per share was determined for the sole purpose of updating the offering prices in our primary initial public offering and in our dividend reinvestment plan offering. Moreover, the valuation methodologies used to establish the net asset value component of our updated offering prices are based upon a number of estimates and assumptions that may not be accurate or complete. Our board of directors may adjust the offering price of the primary offering shares or dividend reinvestment plan shares during the course of our initial public offering. For information related to the determination of our updated offering prices, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in our Annual Report on Form 10-K for the year ended December 31, 2014.

All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011 and we intend to continue to operate in such a manner. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our initial public offering.
We have invested in and intend to invest in a diverse portfolio of real estate investments. Our primary investment focus is core office properties located throughout the United States, though we may also invest in industrial and retail properties. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy, and based on the current market outlook, we expect to continue this strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space in these properties at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also currently expect to allocate between 0 and 20% of our portfolio to real estate-related investments such as mortgage loans. As of March 31, 2015, we owned 20 office properties and had originated one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering and through March 31, 2015, we had sold 150,645,386 shares of common stock for gross offering proceeds of $1.5 billion, including 6,021,016 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $58.5 million.

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
On February 12, 2015, in consideration of our offering proceeds raised to date and the pace of sales in our primary public offering, our board of directors approved the termination of our primary public offering stage effective approximately 90 days (as determined by our Chief Executive Officer, such date the “Offering Termination Date”) after we have announced that we have raised $1.3 billion in the aggregate in our primary public offerings, whether in our initial public offering or a follow-on offering. On February 20, 2015 we announced that, as of February 20, 2015, we had accepted aggregate gross offering proceeds in excess of $1.3 billion in our primary public offering. Our Offering Termination Date is Friday, May 29, 2015. Subscriptions must be dated on or before May 29, 2015, and subscriptions and all related documents and funds must be received by us in good order no later than July 28, 2015.
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
Also as of March 31, 2015, we had redeemed 927,363 shares sold in our initial public offering for $8.9 million.
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
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing demand for commodities, in particular oil, has led to a steep price decline in most commodity market prices. In this type of economic environment deflation is now a real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
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
The Federal Reserve has maintained an accommodative monetary policy since the beginning of the financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. In October of 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the United States, recent economic data has been improving. Slow and steady growth in the labor markets drove unemployment below 6%. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. However, the effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014. The labor force participation rate continues to be low and personal income growth has remained muted. During the first quarter of 2015, U.S. GDP increased at an annual rate of 0.2%.
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
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve is faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
Impact on Our Real Estate-Related Investment
Our real estate-related investment is directly secured by commercial real estate. As a result, our real estate-related investment, in general, has been and likely will continue to be impacted by the same factors impacting our real estate properties. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investment, and therefore may impact the ability of the borrower under our loan to make contractual interest payments to us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2015, we owned one fixed rate real estate loan receivable with a principal balance of $21.5 million and a carrying value of $21.5 million that matures in 2016.
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
As of March 31, 2015, we had debt obligations in the aggregate principal amount of $1.2 billion, with a weighted-average remaining term of 3.3 years. We have a total of $102.7 million of fixed rate notes payable and $1.1 billion of variable rate notes payable. The interest rates on $575.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into seven interest rate swaps with an aggregate notional amount of $403.4 million, which will be effective at various times between 2015 and 2020.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our initial public offering to conduct our proposed operations. We will obtain the capital required to purchase real estate investments and conduct our operations from: the proceeds of our initial public offering, including our dividend reinvestment plan, and any future follow-on offerings we may conduct; secured or unsecured financings from banks and other lenders; and any undistributed funds from our operations.
On March 24, 2011, we broke escrow in our initial public offering and through March 31, 2015, we had sold 150,645,386 shares for gross offering proceeds of $1.5 billion, including 6,021,016 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $58.5 million. Also as of March 31, 2015, we had redeemed 927,363 shares sold in our initial public offering for $8.9 million.
On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. We can give no assurance that we will commence or complete the Follow-on Offering.
On February 12, 2015, in consideration of our offering proceeds raised to date and the pace of sales in our primary public offering, our board of directors approved the termination of our primary public offering stage effective approximately 90 days (as determined by our Chief Executive Officer, such date the “Offering Termination Date”) after we have announced that we have raised $1.3 billion in the aggregate in our primary public offerings, whether in our initial public offering or a follow-on offering. On February 20, 2015 we announced that, as of February 20, 2015, we had accepted aggregate gross offering proceeds in excess of $1.3 billion in our primary public offering. Our Offering Termination Date is Friday, May 29, 2015.
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
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2015, we owned 20 office properties that were collectively 89% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of March 31, 2015, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of March 31, 2015, we had mortgage debt obligations in the aggregate principal amount of $1.2 billion, with a weighted-average remaining term of 3.3 years. As of March 31, 2015, we had $60.3 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We made distributions to our stockholders during the three months ended March 31, 2015 using cash flow from operations from current and and prior periods and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2015 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of March 31, 2015, we owned 20 office properties and one real estate loan receivable. During the three months ended March 31, 2015, net cash provided by operating activities was $14.2 million, compared to net cash used in operating activities of $0.2 million during the three months ended March 31, 2014. Net cash provided by operating activities increased in 2015 primarily as a result of the growth in our real estate portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities was $13.4 million for the three months ended March 31, 2015 and primarily consisted of the following:

•	$11.8 million of improvements to real estate;

•	$1.5 million of advances on our real estate loan receivable; and

•	$0.2 million for the purchase of an interest rate cap.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our initial public offering, debt financings and distributions paid to our stockholders. During the three months ended March 31, 2015, net cash provided by financing activities was $155.3 million and primarily consisted of the following:

•
$242.6 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $26.5 million;

•	Principal payments on notes payable of $76.0 million and payments of deferred financing costs of $0.1 million;

•	$9.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $10.7 million; and

•	$1.8 million of cash used for redemptions of common stock.
Once we have fully invested the proceeds of our public offerings, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, we do not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of March 31, 2015, our borrowings and other liabilities were approximately 51% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
On September 27, 2014, we and our advisor renewed the advisory agreement. Pursuant to the advisory agreement, with respect to asset management fees accruing from March 1, 2014, our advisor agreed to defer, without interest, our obligation to pay asset management fees for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the advisory agreement.
As of March 31, 2015, we had accrued and deferred payment of $5.2 million of asset management fees under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.  The amount of asset management fees deferred will vary on a month-to-month basis, especially during our offering stage as we may raise capital in our public offering (and possibly future offerings) more quickly than we acquire income-producing assets. The total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the volume of capital raised in our public offering, the speed with which we are able to deploy capital raised, the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by future acquisitions, the performance of all of the real estate investments in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals even after the initial deferrals are fully repaid.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$1,246,938	$—	$294,588	$734,389	$217,961
Interest payments on outstanding debt obligations (2)	107,369	23,556	58,181	21,103	4,529
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of March 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $8.1 million, excluding amortization of deferred financing costs totaling $0.8 million and unrealized losses on derivatives of $3.5 million, during the three months ended March 31, 2015.
Results of Operations
Overview
Our results of operations as of March 31, 2015 are not indicative of those expected in future periods, as we broke escrow in our initial public offering on March 24, 2011 and have since been raising money in and investing the proceeds from our initial public offering. As of March 31, 2014, we owned 12 office properties and one real estate loan receivable. As of March 31, 2015, we owned 20 office properties and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate investments. As a result, the results of operations presented for the three months ended March 31, 2015 and 2014 are not directly comparable.
Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014
The following table provides summary information about our results of operations for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$53,501	$30,995	$22,506	73%	$22,221	$285
Tenant reimbursements	11,534	9,483	2,051	22%	2,283	(232)
Interest income from real estate loan receivable	382	320	62	19%	—	62
Other operating income	2,833	938	1,895	202%	1,796	99
Operating, maintenance and management costs	15,220	10,485	4,735	45%	5,812	(1,077)
Real estate taxes and insurance	11,162	7,655	3,507	46%	3,774	(267)
Asset management fees to affiliate	4,317	2,459	1,858	76%	1,785	73
Real estate acquisition fees to affiliate	—	1,705	(1,705)	—%	(1,705)	n/a
Real estate acquisition fees and expenses	115	303	(188)	(62)%	(188)	n/a
General and administrative expenses	998	734	264	36%	n/a	n/a
Depreciation and amortization	29,668	17,269	12,399	72%	12,040	359
Interest expense	12,415	5,297	7,118	134%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 related to real estate investments acquired or disposed of on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 with respect to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements from our real estate properties increased from $40.5 million for the three months ended March 31, 2014 to $65.0 million for the three months ended March 31, 2015 primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect that our rental income and tenant reimbursements will increase in future periods as a result of anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.3 million during the three months ended March 31, 2014 to $0.4 million during the three months ended March 31, 2015. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to vary in future periods as we make advances under the real estate loan receivable or receive principal repayments and to the extent we make any additional investments in real estate loans receivable.
Other operating income increased from $0.9 million during the three months ended March 31, 2014 to $2.8 million for the three months ended March 31, 2015, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Operating, maintenance and management costs increased from $10.5 million for the three months ended March 31, 2014 to $15.2 million for the three months ended March 31, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014 and a $1.1 million decrease from properties held throughout both periods primarily due to lower energy costs. We expect operating, maintenance and management costs to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Real estate taxes and insurance increased from $7.7 million for the three months ended March 31, 2014 to $11.2 million for the three months ended March 31, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect real estate taxes and insurance to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Asset management fees with respect to our real estate investments increased from $2.5 million for the three months ended March 31, 2014 to $4.3 million for the three months ended March 31, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate investments. As of March 31, 2015, there were $5.2 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $2.0 million for the three months ended March 31, 2014 to $0.1 million for the three months ended March 31, 2015, which related to properties acquired in 2014. We acquired one real estate property for $169.8 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, we did not acquire any real estate properties. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $17.3 million for the three months ended March 31, 2014 to $29.7 million for the three months ended March 31, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect depreciation and amortization to increase in future periods as a result of anticipated future acquisitions of real estate properties.
Interest expense increased from $5.3 million for the three months ended March 31, 2014 to $12.4 million for the three months ended March 31, 2015. Included in interest expense is the amortization of deferred financing costs of $0.5 million and $0.8 million for the three months ended March 31, 2014 and 2015, respectively. Interest expense incurred as a result of our derivative instruments for the three months ended March 31, 2015 and 2014 was $5.2 million and $1.0 million, respectively, which includes $3.5 million of unrealized losses on derivative instruments for the three months ended March 31, 2015. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2014. We expect interest expense to increase in future periods as a result of additional borrowing for anticipated future acquisitions of real estate investments.
During the three months ended March 31, 2014, we sold one office property that resulted in a gain on sale of $10.9 million. During the three months ended March 31, 2015, we did not dispose of any properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, our dealer manager or their affiliates on our behalf, or we may pay these costs directly. Offering costs include all costs incurred or to be incurred by us in connection with our initial public offering or the Follow-on Offering. Organization costs include all costs incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs in our initial public offering, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incur on our behalf.  However, at the termination of our primary initial public offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds. In addition, at the end of our primary initial public offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of gross offering proceeds. We directly pay or reimburse our dealer manager for underwriting compensation as discussed in the prospectus for our initial public offering, provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by us to our advisor or our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary initial public offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of March 31, 2015, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through March 31, 2015, including shares issued through our dividend reinvestment plan, we had sold 150,645,386 shares in our initial public offering for gross offering proceeds of $1.5 billion and incurred selling commissions and dealer manager fees of $135.0 million and organization and other offering costs of $21.5 million in our initial public offering.
In addition, from inception through March 31, 2015, we had recorded $1.2 million of offering costs related to the Follow-on Offering. Pursuant to the advisory agreement, our advisor would be obligated to reimburse us to the extent offering costs incurred by us in the Follow-on Offering exceed 15% of the gross offering proceeds of the offering. As of March 31, 2015, we had not commenced the Follow-on Offering and do not anticipate raising significant proceeds, if any, in the Follow-on Offering. As such, we recorded $1.2 million of offering costs as due from affiliate on our consolidated balance sheet as of March 31, 2015. We may not reimburse our dealer manager for expenses it has incurred to the extent that total organization and offering expenses incurred by us exceed 15% of the aggregate gross proceeds from the Follow-on Offering. Since as of March 31, 2015, we had not commenced the Follow-on Offering, we had not reimbursed any amounts to our dealer manager related to the Follow-on Offering.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses, which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Unrealized losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements; and

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are generally expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2015 and 2014 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2015	2014
Net (loss) income	$(5,574)	$6,727
Depreciation of real estate assets	11,816	6,262
Amortization of lease-related costs	17,852	11,007
Gain on sale of real estate, net	—	(10,895)
FFO	24,094	13,101
Straight-line rent and amortization of above- and below-market leases	(6,515)	(3,228)
Amortization of discounts and closing costs	7	6
Unrealized losses on derivative instruments	3,500	—
Real estate acquisition fees to affiliate	—	1,705
Real estate acquisition fees and expenses	115	303
MFFO	$21,201	$11,887
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO and MFFO to improve as we acquire additional real estate investments.
Distributions
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from (used in) operating activities were as follows for the first quarter of 2015 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2015	$21,581	$0.160	$9,514	$10,743	$20,257	$14,230
_____________________

(1)	Distributions for the period from January 1, 2015 through March 31, 2015 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2015, we paid aggregate distributions of $20.3 million, including $9.5 million of distributions paid in cash and $10.8 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the three months ended March 31, 2015 was $5.6 million. FFO for the three months ended March 31, 2015 was $24.1 million and cash flow from operating activities was $14.2 million. See the reconciliation of FFO to net (loss) income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $14.2 million of cash flow from operating activities, $5.1 million of cash flow from operating activities in excess of distributions paid during second, third and fourth quarters of 2014 and $1.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through March 31, 2015, we paid cumulative distributions of $116.2 million and our cumulative net loss during the same period was $49.7 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operating activities and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). During our offering stage, when we may raise capital in our initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part II, Item 1A, herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. There have been no significant changes to our policies during 2015.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our initial public offering of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock on October 26, 2010. As of May 11, 2015, we had sold 162,925,910 shares of common stock in our offering for gross offering proceeds of $1.7 billion, including 6,890,237 shares of common stock sold under our dividend reinvestment plan for gross offering proceeds of $67.2 million. Also as of May 11, 2015, we had redeemed 970,415 of the shares sold in our initial public offering for $9.4 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Paid
On April 1, 2015, we paid distributions of $7.9 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2015 through March 31, 2015. On May 1, 2015, we paid distributions of $8.3 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2015 through April 30, 2015.
Distributions Declared
On May 13, 2015, our board of directors declared distributions based on daily record dates for the period from June 1, 2015 through June 30, 2015, which we expect to pay in July 2015, and distributions based on daily record dates for the period from July 1, 2015 through July 31, 2015, which we expect to pay in August 2015. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
Probable Acquisition Subsequent to March 31, 2015
Probable Acquisition of Village Center Station
On May 1, 2015, we, through an indirect wholly owned subsidiary, entered into a purchase agreement to acquire an office property containing 234,915 rentable square feet located on approximately 3.2 acres of land in the Denver submarket of Greenwood Village, Colorado (“Village Center Station”). The seller is not affiliated with us or our advisor. The contractual purchase price of Village Center Station is approximately $76.7 million plus closing costs. Pursuant to the purchase agreement, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit up to $2.0 million of earnest money.
Village Center Station was constructed in 2009.  As of May 1, 2015, Village Center Station was 99% leased to 11 tenants with a weighted-average remaining lease term of 4.9 years.
Financing Subsequent to March 31, 2015
Rocklin Corporate Center Mortgage Loan
On May 6, 2015, we, through an indirect wholly owned subsidiary (the “Rocklin Corporate Center Borrower”), entered into a mortgage loan with an unaffiliated lender for borrowings of up to $22.9 million secured by Rocklin Corporate Center (the “Rocklin Corporate Center Mortgage Loan”). At closing, $19.1 million of the loan was funded and the remaining $3.8 million was available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Rocklin Corporate Center Mortgage Loan matures on June 5, 2018, with two one-year extension options, subject to certain terms and conditions contained in the loan documents. The Rocklin Corporate Center Mortgage Loan bears interest at a floating rate of 150 basis points over one-month LIBOR. Monthly payments are interest-only during the initial term. The Rocklin Corporate Center Borrower has the right to repay the loan in part and in whole at any time subject to certain conditions and fees as described in the loan documents.
KBS REIT Properties III, LLC (“REIT Properties III”), our wholly owned subsidiary, is providing a guaranty of an amount not greater than 25% of the outstanding balance of the Rocklin Corporate Center Mortgage Loan on the date the loan becomes due and payable in full. REIT Properties III is also providing, in certain circumstances as described in the guaranty, a guaranty with respect to any cost, loss or damage suffered by the lender under the Rocklin Corporate Center Mortgage Loan as a result of certain intentional actions committed by the Rocklin Corporate Center Borrower and/or REIT Properties III in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Rocklin Corporate Center Mortgage Loan in the event of certain transfer, encumbrance, bankruptcy or insolvency proceedings involving the Rocklin Corporate Center Borrower or REIT Properties III and/or any of their affiliates.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of March 31, 2015, the fair value and carrying value of our fixed rate real estate loan receivable was $21.4 million and $21.5 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2015, the fair value of our fixed rate debt was $104.4 million and the carrying value of our fixed rate debt was $102.7 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2015.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $569.1 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $575.1 million of our variable debt. This amount does not take into account the impact of $403.4 million of forward interest rate swap agreements that were not yet effective as of March 31, 2015. Based on interest rates as of March 31, 2015, if interest rates were 100 basis points higher during the 12 months ending March 31, 2016, interest expense on our variable rate debt would increase by $5.7 million. As of March 31, 2015, one-month LIBOR was 0.17625% and if this index was reduced to 0% during the 12 months ending March 31, 2016, interest expense on our variable rate debt would decrease by $1.0 million. As of March 31, 2015, we did not own any variable rate loans receivable.
The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2015 was 7.5%. The effective interest rate represents the effective interest rate as of March 31, 2015, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of March 31, 2015 were 4.0% and 2.4%, respectively.  The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2015 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook - Real Estate and Real Estate Finance Markets” herein, the risks discussed in Part II, Item 1A herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We have paid distributions in part from financings (including with an advance from KBS Capital Advisors, LLC, our advisor, that we have repaid with debt financing) and expect that in the future we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions with proceeds from the sale of assets or from the maturity, payoff or settlement of debt investments. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operating activities available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flow from operating activities in future periods. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available with which to make real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operating activities.
During our offering stage, when we may raise capital in our initial public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities.
For the three months ended March 31, 2015, we paid aggregate distributions of $20.3 million, including $9.5 million of distributions paid in cash and $10.8 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $14.2 million (70%) of cash flow from operating activities, $5.1 million (25%) of cash flow from operating activities in excess of distributions paid during second, third and fourth quarters of 2014 and $1.0 million (5%) of debt financing. For the three months ended March 31, 2015, our cash flow from operating activities to distributions paid coverage ratio was 70% and our funds from operations to distributions paid coverage ratio was 119%.
See Part I, Item II, “Management’s Discussion and Analysis of Financing Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “Distributions” herein.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares, or up to $2,000,000,000 of shares, of common stock in our primary offering and 80,000,000 shares, or up to $760,000,000 of shares, of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC as the dealer manager of our offering. We initially offered shares of common stock in our primary offering at a price equal to $10.00 per share with discounts available to certain categories of purchasers. We initially offered shares under our dividend reinvestment plan at a price equal to $9.50 per share. On May 5, 2014, our board of directors established an updated offering price for shares of common stock to be sold in our primary initial public offering of $10.39 per share (with discounts available to certain categories of purchasers) and an offering price for shares of common stock to be sold under our dividend reinvestment plan of $9.88 per share (which was 95% of the price to acquire a share in our primary initial public offering). The May 2014 updated offering prices for our primary offering and our dividend reinvestment plan offering became effective May 7, 2014. The May 2014 updated offering price of shares of common stock to be sold in our primary initial public offering was determined by adding certain projected offering costs to the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of March 31, 2014. We did not make any adjustments to our estimated net asset value subsequent to March 31, 2014, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. On December 9, 2014, our board of directors established an updated offering price for shares of common stock to be sold in our primary initial public offering of $10.51 per share (with discounts available to certain categories of purchasers) and an updated offering price for shares of common stock to be sold under our dividend reinvestment plan of $9.99 per share (which is 95% of the price to acquire a share in our primary initial public offering). These December 2014 updated offering prices for our primary offering and our dividend reinvestment plan offering became effective December 12, 2014. The December 2014 updated offering price of shares of common stock to be sold in our primary initial public offering was determined by adding certain projected offering costs to the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that either were acquired subsequent to September 30, 2014 or were under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, we had closed on each of these six properties. We did not make any other adjustments to our estimated net asset value per share subsequent to September 30, 2014, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The December 2014 updated primary offering price of our shares is not a statement of our estimated net asset value per share, as our board of directors also took into consideration the projected costs and expenses associated with raising capital in our initial public offering. These costs include selling commissions, dealer manager fees and certain other offering costs. The estimated net asset value per share was determined for the sole purpose of updating the offering prices in our primary initial public offering and in our dividend reinvestment plan offering. For information related to the determination of our December 2014 updated offering prices, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. Our board of directors may adjust the offering price of the primary offering shares or dividend reinvestment plan shares during the course of our initial public offering.

On February 14, 2013, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. We can give no assurance that we will commence or complete the Follow-on Offering.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On February 12, 2015, in consideration of our offering proceeds raised to date and the pace of sales in our primary public offering, our board of directors approved the termination of our primary public offering stage effective approximately 90 days (as determined by our Chief Executive Officer, such date the “Offering Termination Date”) after we have announced that we have raised $1.3 billion in the aggregate in our primary public offerings, whether in our initial public offering or a follow-on offering. On February 20, 2015 we announced that, as of February 20, 2015, we had accepted aggregate gross offering proceeds in excess of $1.3 billion in our primary public offering. Our Offering Termination Date is Friday, May 29, 2015. Subscriptions must be dated on or before May 29, 2015, and subscriptions and all related documents and funds must be received by us in good order no later than July 28, 2015. We plan to continue to offer shares under our dividend reinvestment plan beyond the termination of our primary offering stage. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering.
We may terminate our primary offering or our dividend reinvestment plan offering at any time.
As of March 31, 2015, we had sold 150,645,386 shares of common stock in our initial public offering for gross offering proceeds of $1.5 billion, including 6,021,016 shares of common stock sold under our dividend reinvestment plan for gross offering proceeds of $58.5 million. As of March 31, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$135,037	Actual
Finders’ fees	—	Actual
Other underwriting compensation	9,784	Actual
Other organization and offering costs (excluding underwriting compensation)	11,740	Actual
Total expenses	$156,561

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.3%	Actual
From the commencement of our initial public offering through March 31, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.4 billion, including net offering proceeds from our dividend reinvestment plan of $58.5 million.
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; funding obligations under any of our real estate loans receivable; the acquisition or origination of real estate investments, which would include payment of acquisition or origination fees to our advisor; and the repayment of debt.
As of March 31, 2015, we had used the net proceeds from our initial public offering and dividend reinvestment plan and debt financing to invest $2.4 billion in 21 real estate properties and one real estate-related investment, including $32.9 million of acquisition fees and origination fees, acquisition and origination expenses and closing costs. On February 19, 2014, we sold Las Cimas IV for $43.2 million, which proceeds have been used to make additional investments.

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

There are several limitations on our ability to redeem shares under our share redemption program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document and, together with redemptions sought in connection with a stockholder's death, “special redemptions”), we may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Notwithstanding anything contained our share redemption program to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to our stockholders.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For a stockholder’s shares to be eligible for redemption in a given month, the administrator must receive a written redemption request from the stockholder or from an authorized representative of the stockholder setting forth the number of shares requested to be redeemed at least five business days before the redemption date. If we cannot redeem all shares presented for redemption in any month because of the limitations on redemptions set forth in our share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement, as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares.
If we do not completely satisfy a redemption request on a redemption date because the program administrator did not receive the request in time, because of the limitations on redemptions set forth in our share redemption program or because of a suspension of our share redemption program, then we will treat the unsatisfied portion of the redemption request as a request for redemption at the next redemption date funds are available for redemption, unless the redemption request is withdrawn. Any stockholder can withdraw a redemption request by sending written notice to the program administrator, provided such notice is received at least five business days before the redemption date.
Unless our shares are being redeemed in connection with a special redemption and until such time as we establish an estimated value per share for a purpose other than to set the offering price to acquire a share in one of our primary public offerings, the prices at which we will initially redeem shares under the program are as follows:

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
We currently expect to utilize an independent valuation firm to update our estimated value per share in December 2015 and in December of each year thereafter. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our website (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov).
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2015, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	39,402	$9.66	(3)
February 2015	61,827	$9.96	(3)
March 2015	82,638	$9.59	(3)
Total	183,867
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2014, our net proceeds from the dividend reinvestment plan were $29.3 million. During the three months ended March 31, 2015, we redeemed $1.8 million of shares of common stock and $27.5 million was available for redemptions of shares eligible for redemption for the remainder of 2015.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Departure of Chief Financial Officer
On May 8, 2015, David Snyder notified us of his decision to resign as our Chief Financial Officer and from all other officer positions with us, our advisor, its affiliates, and other KBS-sponsored companies.  Mr. Snyder’s resignation will be effective as of June 10, 2015.  Mr. Snyder’s resignation is not due to any disagreement with us, our advisor, its affiliates, and other KBS-sponsored companies.

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 30, 2010

4.1
Form of Subscription Agreement, incorporated by reference to Appendix A to the Company's prospectus included as part of Post-Effective Amendment No. 24 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 15, 2015

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.3
Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the Company’s prospectus included as part of Post-Effective Amendment No. 24 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 15, 2015

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 14, 2015	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2015	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)