Form 10-Q
period 2015-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2015-08-13
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐  No  ☒
As of August 7, 2015, there were 176,508,529 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate:
Land	$312,764	$292,228
Buildings and improvements	2,074,865	1,794,464
Tenant origination and absorption costs	246,665	221,169
Total real estate, cost	2,634,294	2,307,861
Less accumulated depreciation and amortization	(162,647)	(110,781)
Total real estate, net	2,471,647	2,197,080
Real estate loan receivable, net	21,655	20,010
Cash and cash equivalents	168,761	99,135
Rents and other receivables, net	31,868	20,763
Due from affiliate	—	1,173
Above-market leases, net	12,110	13,744
Deferred financing costs, prepaid expenses and other assets	39,237	34,530
Total assets	$2,745,278	$2,386,435
Liabilities and stockholders’ equity
Notes payable	$1,235,990	$1,322,898
Accounts payable and accrued liabilities	43,281	35,167
Due to affiliates	9,675	3,554
Distributions payable	9,249	6,613
Below-market leases, net	34,688	32,745
Other liabilities	30,649	23,033
Total liabilities	1,363,532	1,424,010
Commitments and contingencies (Note 11)
Redeemable common stock	50,059	29,329
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 174,318,617 and 123,426,546 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,743	1,234
Additional paid-in capital	1,541,449	1,080,673
Accumulated other comprehensive loss	(5,176)	(2,190)
Cumulative distributions and net losses	(206,329)	(146,621)
Total stockholders’ equity	1,331,687	933,096
Total liabilities and stockholders’ equity	$2,745,278	$2,386,435
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$55,945	$33,591	$109,445	$64,585
Tenant reimbursements	12,485	9,936	24,020	19,419
Interest income from real estate loan receivable	402	327	783	648
Other operating income	3,335	1,329	6,169	2,267
Total revenues	72,167	45,183	140,417	86,919
Expenses:
Operating, maintenance and management	16,531	10,154	31,751	20,639
Real estate taxes and insurance	11,885	8,413	23,047	16,068
Asset management fees to affiliate	4,497	2,725	8,814	5,184
Real estate acquisition fees to affiliate	3,019	853	3,019	2,558
Real estate acquisition fees and expenses	1,048	167	1,164	470
General and administrative expenses	1,286	891	2,284	1,626
Depreciation and amortization	32,279	19,293	61,947	36,562
Interest expense	7,636	6,269	20,050	11,566
Total expenses	78,181	48,765	152,076	94,673
Other income:
Other interest income	71	21	141	24
Gain on sale of real estate, net	—	—	—	10,895
Total other income	71	21	141	10,919
Net (loss) income	$(5,943)	$(3,561)	$(11,518)	$3,165
Net (loss) income per common share, basic and diluted	$(0.04)	$(0.04)	$(0.08)	$0.04
Weighted-average number of common shares outstanding, basic and diluted	164,166,681	87,278,000	149,484,191	80,055,877
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(5,943)	$(3,561)	$(11,518)	$3,165
Other comprehensive income (loss):
Unrealized losses on derivative instruments	(44)	(5,139)	(6,353)	(7,332)
Reclassification adjustment realized in net income (effective portion)	1,716	1,481	3,367	2,443
Total other comprehensive income (loss)	1,672	(3,658)	(2,986)	(4,889)
Total comprehensive loss	$(4,271)	$(7,219)	$(14,504)	$(1,724)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2014 and the Six Months Ended June 30, 2015 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	66,430,888	$664	$574,762	$(74,788)	$2,179	$502,817
Net loss	—	—	—	(12,352)	—	(12,352)
Other comprehensive loss	—	—	—	—	(4,369)	(4,369)
Issuance of common stock	57,372,731	574	583,284	—	—	583,858
Transfers to redeemable common stock	—	—	(16,915)	—	—	(16,915)
Redemptions of common stock	(377,073)	(4)	(3,633)	—	—	(3,637)
Distributions declared	—	—	—	(59,481)	—	(59,481)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(50,808)	—	—	(50,808)
Other offering costs	—	—	(6,017)	—	—	(6,017)
Balance, December 31, 2014	123,426,546	$1,234	$1,080,673	$(146,621)	$(2,190)	$933,096
Net loss	—	—	—	(11,518)	—	(11,518)
Other comprehensive loss	—	—	—	—	(2,986)	(2,986)
Issuance of common stock	51,259,476	513	535,725	—	—	536,238
Transfers to redeemable common stock	—	—	(20,730)	—	—	(20,730)
Redemptions of common stock	(367,405)	(4)	(3,584)	—	—	(3,588)
Distributions declared	—	—	—	(48,190)	—	(48,190)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(47,772)	—	—	(47,772)
Other offering costs	—	—	(2,863)	—	—	(2,863)
Balance, June 30, 2015	174,318,617	$1,743	$1,541,449	$(206,329)	$(5,176)	$1,331,687
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(11,518)	$3,165
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	61,947	36,562
Noncash interest income on real estate-related investment	13	12
Deferred rents	(8,998)	(4,452)
Allowance for doubtful accounts	338	446
Amortization of above- and below-market leases, net	(2,915)	(2,237)
Amortization of deferred financing costs	1,675	929
Unrealized losses on derivative instruments	1,996	—
Gain on sale of real estate	—	(10,895)
Changes in operating assets and liabilities:
Rents and other receivables	(2,427)	(1,823)
Deferred financing costs, prepaid expenses and other assets	(5,371)	(4,119)
Accounts payable and accrued liabilities	824	(2,316)
Other liabilities	1,563	4,033
Due to affiliates	5,956	2,410
Net cash provided by operating activities	43,083	21,715
Cash Flows from Investing Activities:
Acquisitions of real estate	(290,678)	(253,835)
Improvements to real estate	(29,347)	(7,689)
Proceeds from sale of real estate, net	—	42,740
Advances on real estate loan receivable	(1,738)	(1,019)
Purchase of interest rate cap	(175)	—
Principal repayments on real estate loan receivable	80	77
Escrow deposits for future real estate purchase	(1,350)	—
Net cash used in investing activities	(323,208)	(219,726)
Cash Flows from Financing Activities:
Proceeds from notes payable	19,052	152,700
Principal payments on notes payable	(105,960)	(40,000)
Payments of deferred financing costs	(981)	(1,911)
Proceeds from issuance of common stock	511,920	223,156
Payments to redeem common stock	(3,588)	(1,603)
Payments of commissions on stock sales and related dealer manager fees	(47,772)	(20,476)
Payments of other offering costs	(2,857)	(2,712)
Reimbursement of other offering costs from affiliate	1,173	—
Distributions paid to common stockholders	(21,236)	(11,970)
Net cash provided by financing activities	349,751	297,184
Net increase in cash and cash equivalents	69,626	99,173
Cash and cash equivalents, beginning of period	99,135	33,189
Cash and cash equivalents, end of period	$168,761	$132,362
Supplemental Disclosure of Cash Flow Information:
Interest paid	$16,109	$10,590
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$24,318	$12,639
Increase in other offering costs due to affiliates	$189	$198
Increase in other offering costs payable	$—	$45
Increase in distributions payable	$2,636	$1,194
Increase in capital expenses payable	$8,030	$498
Liabilities assumed in connection with real estate acquisitions	$124	$967
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2015, the Advisor owned 20,000 shares of the Company’s common stock.
The Company has invested in and intends to invest in a diverse portfolio of real estate investments. The Company’s primary investment focus is core office properties located throughout the United States, though the Company may also invest in industrial and retail properties. The Company’s core property focus in the U.S. office sector has reflected a more value-creating core strategy, and based on the current market outlook, it expects to continue this strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also currently expects to allocate between 0 and 20% of its portfolio to real estate-related investments such as mortgage loans. As of June 30, 2015, the Company owned 22 office properties, one mixed-use office/retail property and one first mortgage loan secured by a deed of trust.
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
On March 24, 2011, the Company broke escrow in the Offering and through June 30, 2015, the Company had sold 175,151,056 shares of common stock for gross offering proceeds of $1.8 billion, including 7,379,846 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $72.0 million. The Company ceased offering shares of common stock in the primary Offering on May 29, 2015 and terminated the primary Offering on July 28, 2015.
Additionally, on October 3, 2014, the Company issued 258,462 shares of common stock for $2.4 million in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
The Company continues to offer shares of common stock under its dividend reinvestment plan. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. The Company may terminate its dividend reinvestment plan offering at any time.
As of June 30, 2015, the Company had redeemed 1,110,901 shares sold in the Offering for $10.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2015 and 2014, respectively.
Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2015, respectively. Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2014, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2015 and 2014, respectively. For each day that was a record date for distributions during the three and six months ended June 30, 2015 and 2014, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2014 through June 30, 2014 and January 1, 2015 through June 30, 2015 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Segments
The Company invests in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of June 30, 2015, the Company aggregated its investments in real estate properties into one reportable business segment.  The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment.
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. On July 9, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

3.	RECENT ACQUISITIONS
During the six months ended June 30, 2015, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below- Market Lease Liabilities	Other Liabilities	Total Purchase Price
Village Center Station	Greenwood Village	CO	05/20/2015	$4,250	$68,061	$5,570	$370	$(1,721)	$—	$76,530
Park Place Village	Leawood	KS	06/18/2015	11,009	103,788	13,282	10	(31)	(1,575)	126,483
201 17th Street	Atlanta	GA	06/23/2015	5,277	75,362	11,497	98	(5,218)	—	87,016
				$20,536	$247,211	$30,349	$478	$(6,970)	$(1,575)	$290,029
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Village Center Station	5.3	5.3	3.8
Park Place Village	8.5	1.8	4.1
201 17th Street	8.9	7.5	8.5
During the six months ended June 30, 2015, the Company recorded each real estate acquisition as a business combination and expensed $4.1 million of acquisition costs. For the six months ended June 30, 2015, the Company recognized an aggregate of $1.7 million of total revenues and an aggregate of $0.7 million of operating expenses from these properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

4.	REAL ESTATE
As of June 30, 2015, the Company’s real estate portfolio was composed of 22 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 9.3 million rentable square feet. As of June 30, 2015, the Company’s real estate portfolio was collectively 89% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2015 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(8,158)	$39,215
Town Center	03/27/2012	Plano	TX	Office	117,657	(17,290)	100,367
McEwen Building	04/30/2012	Franklin	TN	Office	40,275	(6,480)	33,795
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,050	(3,604)	25,446
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	49,893	(7,658)	42,235
RBC Plaza	01/31/2013	Minneapolis	MN	Office	146,700	(14,745)	131,955
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	90,974	(8,428)	82,546
Preston Commons	06/19/2013	Dallas	TX	Office	116,323	(10,750)	105,573
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,403	(8,129)	71,274
201 Spear Street	12/03/2013	San Francisco	CA	Office	133,938	(6,510)	127,428
500 West Madison	12/16/2013	Chicago	IL	Office	434,735	(33,087)	401,648
222 Main	02/27/2014	Salt Lake City	UT	Office	164,885	(8,598)	156,287
Anchor Centre	05/22/2014	Phoenix	AZ	Office	91,378	(4,595)	86,783
171 17th Street	08/25/2014	Atlanta	GA	Office	132,031	(6,830)	125,201
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	32,917	(1,709)	31,208
Reston Square	12/03/2014	Reston	VA	Office	45,613	(1,252)	44,361
Ten Almaden	12/05/2014	San Jose	CA	Office	116,952	(2,935)	114,017
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	250,380	(6,608)	243,772
101 South Hanley	12/24/2014	St. Louis	MO	Office	63,828	(2,046)	61,782
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	150,256	(2,355)	147,901
Village Center Station	05/20/2015	Greenwood Village	CO	Office	78,014	(451)	77,563
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	128,084	(264)	127,820
201 17th Street	06/23/2015	Atlanta	GA	Office	93,635	(165)	93,470
					$2,634,294	$(162,647)	$2,471,647
As of June 30, 2015, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$401,648	14.6%	$34,525	$25.05	94.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2015, the leases had remaining terms, excluding options to extend, of up to 13.9 years with a weighted-average remaining term of 5.3 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.9 million and $7.9 million as of June 30, 2015 and December 31, 2014, respectively.
During the six months ended June 30, 2015 and 2014, the Company recognized deferred rent from tenants of $9.0 million and $4.5 million, respectively. As of June 30, 2015 and December 31, 2014, the cumulative deferred rent balance was $27.8 million and $18.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.4 million and $1.1 million of unamortized lease incentives as of June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2015 through December 31, 2015	$109,833
2016	221,069
2017	207,046
2018	187,413
2019	162,044
Thereafter	545,773
$1,433,178
As of June 30, 2015, the Company’s real estate properties were leased to approximately 700 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	130	$49,522	21.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2015, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Geographic Concentration Risk
As of June 30, 2015, the Company’s net investments in real estate in California, Illinois, and Texas represented 19%, 15% and 13% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois, and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2015 and December 31, 2014, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Cost	$246,665	$221,169	$15,780	$16,113	$(46,460)	$(41,175)
Accumulated Amortization	(54,888)	(38,645)	(3,670)	(2,369)	11,772	8,430
Net Amount	$191,777	$182,524	$12,110	$13,744	$(34,688)	$(32,745)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(10,985)	$(6,890)	$(1,049)	$(534)	$2,532	$1,717

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(21,095)	$(13,142)	$(2,112)	$(1,003)	$5,027	$3,240

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

6.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2015 and December 31, 2014, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2015 (1)	Book Value as of June 30, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	$21,626	$21,655	$20,010	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of June 30, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of June 30, 2015.
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2015 (in thousands):

Real estate loan receivable - December 31, 2014	$20,010
Advances on real estate loan receivable	1,738
Principal repayments received on real estate loan receivable	(80)
Amortization of closing costs and origination fees on originated real estate loan receivable	(13)
Real estate loan receivable - June 30, 2015	$21,655

For the three and six months ended June 30, 2015 and 2014, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual interest income	$408	$333	$796	$660
Amortization of closing costs and origination fees	(6)	(6)	(13)	(12)
Interest income from real estate loan receivable	$402	$327	$783	$648
As of June 30, 2015, the borrower under the Aberdeen First Mortgage Origination was current on its payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

7.	NOTES PAYABLE
As of June 30, 2015 and December 31, 2014, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2015	Principal as of December 31, 2014	Contractual Interest Rate as of June 30, 2015(1)	Effective Interest Rate as of June 30, 2015 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (4)	100,000	160,000	One-month LIBOR + 1.90%	2.08%	Interest Only	06/01/2019
RBC Plaza Mortgage Loan	74,465	74,465	One-month LIBOR + 1.80%	2.54%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	166,893	166,893	One-month LIBOR + 1.50%	2.77%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	215,000	255,000	One-month LIBOR + 1.65%	3.16%	Interest Only	12/16/2018
222 Main Mortgage Loan	102,700	102,700	3.97%	3.97%	Interest Only(3)	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2017
171 17th Street Mortgage Loan (7)	79,500	79,500	One-month LIBOR + 1.45%	2.69%	Interest Only(3)	09/01/2018
Reston Square Mortgage Loan	23,840	29,800	One-month LIBOR + 1.50%	1.68%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan (8)	63,540	63,540	One-month LIBOR + 1.65%	1.83%	Interest Only	01/01/2018
Towers at Emeryville Mortgage Loan (9)	142,500	142,500	One-month LIBOR + 1.75%	1.93%	Interest Only	01/15/2018
101 South Hanley Mortgage Loan (10)	34,500	34,500	One-month LIBOR + 1.55%	1.73%	Interest Only(3)	01/01/2020
3003 Washington Boulevard Mortgage Loan	89,000	89,000	One-month LIBOR + 1.55%	1.73%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	19,052	—	One-month LIBOR + 1.50%	1.68%	Interest Only	06/05/2018
Total Notes Payable	$1,235,990	$1,322,898
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2015. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2015, where applicable. For further information regarding the Company's derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Represents the payment type required under the loan as of June 30, 2015. Certain future monthly payments due under these loans also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes payable, see five-year maturity table below.
(4) As of June 30, 2015, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn and Park Place Village. The face amount of the Portfolio Loan is $200.0 million, of which $100.0 million is term debt and $100.0 million is revolving debt. As of June 30, 2015, the outstanding balance under the loan was $100.0 million of term debt. As of June 30, 2015, an additional $100.0 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the term of the Portfolio Loan, the Company has an option, which may be exercised up to three times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents. For information regarding the June 22, 2015 Portfolio Loan modification, see “– Recent Financing Transactions – Portfolio Loan Modification.”
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza.
(6) As of June 30, 2015, $215.0 million of term debt was outstanding and $40.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

(7) As of June 30, 2015, $79.5 million had been disbursed to the Company and $6.0 million remained available to be used for future disbursements, subject to certain conditions set forth in the loan documents. Monthly payments are initially interest-only. Beginning October 1, 2017 and continuing on the first day of each month thereafter through the maturity date of the loan, the committed amount of $85.5 million (the “Committed Amount”) will be reduced by $69,300 per month. To the extent that, following any such reduction in the Committed Amount, the outstanding principal balance of the loan exceeds the then Committed Amount, the 171 17th Street owner will pay to the lender a principal payment in an amount sufficient to reduce the outstanding principal balance of the loan to an amount less than the then reduced Committed Amount. The remaining principal balance, all accrued and unpaid interest and any other amounts will be due at maturity.
(8) As of June 30, 2015, $63.5 million had been disbursed to the Company and $13.1 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(9) As of June 30, 2015, $142.5 million had been disbursed to the Company and $32.5 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(10) As of June 30, 2015, $34.5 million had been disbursed to the Company and $12.7 million remained available to be used for future disbursements, subject to certain conditions set forth in the loan documents.
As of June 30, 2015 and December 31, 2014, the Company’s deferred financing costs were $10.6 million and $11.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2015, the Company incurred $7.6 million and $20.1 million of interest expense, respectively. During the three and six months ended June 30, 2014, the Company incurred $6.3 million and $11.6 million of interest expense, respectively. As of June 30, 2015 and December 31, 2014, $2.7 million and $2.4 million of interest expense were payable, respectively. Included in interest expense for the three and six months ended June 30, 2015 was $0.8 million and $1.7 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2014 was $0.4 million and $0.9 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s derivative instruments for the three and six months ended June 30, 2015 was $0.2 million and $5.4 million, respectively. Interest expense incurred as a result of the Company’s derivative instruments for the three and six months ended June 30, 2014 was $1.5 million and $2.4 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2015 (in thousands):

July 1, 2015 through December 31, 2015	$—
2016	1,357
2017	293,231
2018	620,860
2019	102,581
Thereafter	217,961
$1,235,990
The Company’s notes payable contain financial debt covenants. As of June 30, 2015, the Company was in compliance with these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Recent Financing Transactions
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
KBS REIT Properties III, LLC (“REIT Properties III”) is providing a guaranty of an amount not greater than 25% of the outstanding balance of the Rocklin Corporate Center Mortgage Loan on the date the loan becomes due and payable in full. REIT Properties III is also providing, in certain circumstances as described in the guaranty, a guaranty with respect to any cost, loss or damage suffered by the lender under the Rocklin Corporate Center Mortgage Loan as a result of certain intentional actions committed by the Rocklin Corporate Center Borrower and/or REIT Properties III in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Rocklin Corporate Center Mortgage Loan in the event of certain transfer, encumbrance, bankruptcy or insolvency proceedings involving the Rocklin Corporate Center Borrower or REIT Properties III and/or any of their affiliates.
Portfolio Loan Modification
On June 22, 2015, the Company entered into a modified loan agreement to extend the initial maturity date of the Portfolio Loan to June 1, 2019, with a one-year extension option, subject to certain conditions contained in the loan agreement, and to modify the interest rate under the loan. The Portfolio Loan, as modified, bears interest at a floating rate of 190 basis points over one-month LIBOR and monthly payments are interest only with the entire balance due at maturity, assuming no prior prepayment. The Company has the right to prepay all or a portion of the Portfolio Loan, subject to certain fees and conditions contained in the loan agreement. The $200.0 million Portfolio Loan is composed of $100.0 million of term debt and $100.0 million of revolving debt. The availability of the revolving debt is subject to certain conditions contained in the loan documents.
As of June 30, 2015, the outstanding balance under the loan was $100.0 million of term debt. During the term of the Portfolio Loan, the Company has an option, which may be exercised up to three times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
In connection with the modified loan agreement, the Company released 201 Spear Street as collateral under the Portfolio Loan and added Park Place Village as collateral to the Portfolio Loan. As such, as of June 30, 2015, the Portfolio Loan is secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn and Park Place Village.
REIT Properties III is providing a guaranty of up to 25% of the outstanding principal balance under the Portfolio Loan, as such amount may be adjusted from time to time pursuant to the terms of the loan documents. Additionally, REIT Properties III is providing a guaranty of any deficiency, loss or damage suffered by the lender under the Portfolio Loan that may result from certain intentional acts committed by the borrowers under the loan, their affiliates, or REIT Properties III, or that may result from certain bankruptcy or insolvency proceedings involving the borrowers, pursuant to the terms of the repayment guaranty.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of June 30, 2015 and December 31, 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2015		December 31, 2014			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2015
Derivative instruments designated as hedging instruments
Interest Rate Swaps	7	$625,130	7	$625,130	One-month LIBOR/ Fixed at 0.79% - 1.68%	1.35%	3.0

Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	6	$353,380	4	$264,680	One-month LIBOR/ Fixed at 1.81% - 2.37%	2.14%	2.9
Interest Rate Cap (2)	1	$353,380	—	$—	One-month LIBOR at 2.46%	2.46%	1.5
_____________________
(1) Included in these amounts are six forward interest rate swaps with an aggregate notional amount of $353.4 million that were not yet in effect as of June 30, 2015. These six interest rate swaps will become effective at various times during 2016 and 2017.
(2) On January 7, 2015, the Company entered into an interest rate cap with an unaffiliated LIBOR cap provider, for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		June 30, 2015		December 31, 2014
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Deferred financing costs, prepaid expenses and other assets, at fair value	1	$80	2	$431
Interest Rate Swaps	Other liabilities, at fair value	6	$(5,256)	5	$(2,621)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	6	$(3,337)	4	$(1,494)
Interest Rate Cap	Deferred financing costs, prepaid expenses and other assets, at fair value	1	$22	—	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$1,716	$1,481	$3,367	$2,443
	1,716	1,481	3,367	2,443

Derivatives not designated as hedging instruments
Unrealized (gain) loss on interest rate swaps	(1,534)	—	1,843	—
Unrealized loss on interest rate cap	29	—	153	—
	(1,505)	—	1,996	—
Increase in interest expense as a result of derivatives	$211	$1,481	$5,363	$2,443

Other comprehensive income related
Unrealized losses on derivative instruments	$44	$5,139	$6,353	$7,332
During the three and six months ended June 30, 2015 and 2014, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $6.0 million as of June 30, 2015 and was included in accumulated other comprehensive income (loss).

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
June 30, 2015
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of June 30, 2015 and December 31, 2014, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$21,626	$21,655	$21,498	$19,968	$20,010	$19,914
Financial liabilities:
Notes payable	$1,235,990	$1,235,990	$1,237,041	$1,322,898	$1,322,898	$1,324,139

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

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
As of June 30, 2015, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swap	$80	$—	$80	$—
Asset derivatives - interest rate cap	22	—	22	—
Liability derivatives - interest rate swaps	(8,593)	—	(8,593)	—

10.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or entitled the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

During the three and six months ended June 30, 2015 and 2014, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2015 and 2014, respectively, and any related amounts payable as of June 30, 2015 and December 31, 2014 (in thousands):

	Incurred		Incurred		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Asset management fees (1)	$4,497	$2,725	$8,814	$5,184	$8,394	$3,465
Reimbursement of operating expenses (2)	40	36	79	63	83	36
Real estate acquisition fees	3,019	853	3,019	2,558	980	—
Additional Paid-in Capital
Selling commissions	15,329	5,579	32,413	13,781	—	—
Dealer manager fees	7,284	2,740	15,359	6,695	—	—
Reimbursable other offering costs (3)	934	565	1,837	1,687	218	53
	$31,103	$12,498	$61,521	$29,968	$9,675	$3,554
_____________________
(1) As of June 30, 2015, the Company had accrued and deferred payment of $8.4 million of asset management fees. See “Deferral of Asset Management Fees” below.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $35,000 and $69,000 for the three and six months ended June 30, 2015, respectively, and $36,000 and $63,000 for the three and six months ended June 30, 2014, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2015 and 2014, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Also see “Other Offering Costs” below.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage. During the six months ended June 30, 2015, the Advisor incurred $0.1 million of the costs of the supplemental coverage obtained by the Company.
Other Offering Costs
Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in each of the Offering and its proposed follow-on offering (the “Follow-on Offering”) exceed 15% of the gross offering proceeds of the respective offering. As of June 30, 2015, organizational and offering costs in the Offering did not exceed 15% of the gross offering proceeds. From inception through June 30, 2015, the Company had recorded $1.2 million of offering costs related to the Follow-on Offering.
As of June 30, 2015, the Company had not commenced the Follow-on Offering and does not intend to commence the Follow-on Offering. As such, during the three months ended June 30, 2015, the Advisor reimbursed the Company for the $1.2 million of offering costs related to the Follow-on Offering previously incurred by the Company. Such costs were included in deferred financing costs, prepaid expenses and other assets as of December 31, 2014. During the three months ended March 31, 2015, such costs were reclassified to due from affiliate for all periods presented due to management's expectations that significant proceeds would not be raised in the Follow-on Offering and that such costs would be reimbursed from the Advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
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
As of June 30, 2015, the Company had accrued and deferred payment of $8.4 million of asset management fees under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commences on March 1, 2016 and terminates on August 31, 2019. Upon commencement, the annualized base rent (net of rental abatements) for this tenant will be approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the lease term will be $51.90 per square foot. No rental income related to this lease was recognized during the three and six months ended June 30, 2015.
Prior to their approval of the lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

11.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide the respective services, the Company will be required to obtain such services from other sources.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2015.

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on October 26, 2010. The Company ceased offering shares of common stock in the primary Offering on May 29, 2015 and terminated the primary Offering on July 28, 2015. The Company sold 169,009,930 shares of common stock in the now-terminated primary Offering for gross offering proceeds of $1.7 billion, and as of August 7, 2015, the Company had sold 8,407,637 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $82.3 million. Also as of August 7, 2015, the Company had redeemed 1,187,500 of the shares sold in the Offering for $11.5 million.
Distributions Paid
On July 1, 2015, the Company paid distributions of $9.2 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2015 through June 30, 2015. On August 3, 2015, the Company paid distributions of $9.7 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2015 through July 31, 2015.
Distributions Declared
On July 7, 2015, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2015 through August 31, 2015, which the Company expects to pay in September 2015. On August 11, 2015, the Company's board of directors declared distributions based on daily record dates for the period September, 1 2015 through September 30, 2015, which the Company expects to pay in October 2015, and distributions based on daily record dates for the period from October 1, 2015 through October 31, 2015, which the Company expects to pay in November 2015. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary Offering purchase price of $10.00 per share or a 6.18% annualized rate based on the most recent primary Offering purchase price of $10.51 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Real Estate Acquisition and Probable Acquisition Subsequent to June 30, 2015
Acquisition of Promenade I & II at Eilan
On July 14, 2015, the Company, through an indirect wholly owned subsidiary, acquired 100% of the common stock (the “Common Stock”) of two single asset corporations that are treated as real estate investment trusts for federal income tax purposes (collectively, the “Promenade I & II at Eilan REITs”) from a seller that is not affiliated with the Company or the Advisor. Indirect wholly owned subsidiaries of the Promenade I & II at Eilan REITs are fee owners of two office buildings encompassing an aggregate of 200,072 rentable square feet located on approximately 6.3 acres of land in San Antonio, Texas (“Promenade I & II at Eilan”). The Promenade I & II at Eilan REITs each have 125 shares of Series A non-voting preferred stock outstanding that will be redeemable at a price per share of $1,000 plus accrued and unpaid dividends as of the redemption date. The Company intends to redeem all of the outstanding 125 shares of Series A non-voting preferred stock by December 2015.
The purchase price of the Common Stock was $61.6 million plus closing costs. The Company funded the purchase of the Common Stock with proceeds from its now-terminated primary Offering, but may later place mortgage debt on the property.
Promenade I & II at Eilan consists of two buildings that were built in 2011.  At acquisition, Promenade I & II at Eilan collectively was 100% leased to 15 tenants with a weighted-average remaining lease term of 6.1 years.
Probable Acquisition of CrossPoint at Valley Forge
On July 15, 2015, the Company, through an indirect wholly owned subsidiary, entered into a purchase agreement to acquire an office property containing 272,360 rentable square feet located on approximately 25.3 acres of land in Wayne, Pennsylvania (“CrossPoint at Valley Forge”). The seller is not affiliated with the Company or the Advisor. The contractual purchase price of CrossPoint at Valley Forge is approximately $89.5 million plus closing costs. Pursuant to the purchase agreement, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, it may forfeit up to $3.0 million of earnest money.
CrossPoint at Valley Forge was constructed in 1974 and renovated in 2014.  As of July 15, 2015, CrossPoint at Valley Forge was 95% leased to 11 tenants with a weighted-average remaining lease term of 8.7 years.
Financing Subsequent to June 30, 2015
Related Financing of 201 17th Street
On July 28, 2015, the Company, through an indirect wholly owned subsidiary (the “201 17th Street Borrower”), entered into a mortgage loan with an unaffiliated lender for borrowings of up to $64.8 million, of which $48.6 million is term debt and $16.2 million is revolving debt, secured by 201 17th Street (the “201 17th Street Mortgage Loan”). At closing, $48.6 million of term debt was funded and the remaining $16.2 million of revolving debt was available for future disbursements to be used for tenant improvements, lease commissions and other purposes related to the property, subject to certain terms and conditions contained in the loan documents. The 201 17th Street Mortgage Loan matures on August 1, 2018, with three one-year extension options, subject to certain terms and conditions contained in the loan documents. The 201 17th Street Mortgage Loan bears interest at a floating rate of 140 basis points over one-month LIBOR. Monthly payments are interest-only during the initial term. The 201 17th Street Borrower has the right to repay the loan in part and in whole subject to certain fees, expenses and conditions, all as described in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

REIT Properties III is providing a guaranty of 20% of the principal outstanding under the 201 17th Street Mortgage Loan on the date the loan becomes due and payable in full. REIT Properties III is also providing a guaranty with respect to any deficiency, loss or damage suffered by the lender under the 201 17th Street Mortgage Loan as a result of: certain intentional actions committed by the 201 17th Street Borrower in violation of the guaranty; certain intentional actions committed by the 201 17th Street Borrower and/or REIT Properties III in violation of the loan documents; or certain bankruptcy or insolvency proceedings involving the 201 17th Street Borrower.
Dividend Reinvestment Plan
On August 11, 2015, the Company’s board of directors approved a fourth amended and restated dividend reinvestment plan. For more information, see Part II, Item 5, “Other Information - Dividend Reinvestment Plan.”

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

•
Our advisor and its affiliates receive fees in connection with transactions involving the purchase or origination and management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increases our stockholders’ risk of loss. In addition, we have paid substantial fees to and expenses of our advisor, its affiliates and participating broker-dealers in connection with our now-terminated initial public offering, which payments increase the risk that our stockholders will not earn a profit on their investment. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed-upon investment returns, the investment return thresholds may be reduced subject to approval by our conflicts committee and to other limitations in our charter.

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of June 30, 2015, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. During our offering stage and from time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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

•
If we are unable to locate investments with attractive yields while we are investing the proceeds of our public offering, our distributions and the long-term returns of our investors may be lower than they otherwise would.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
The most recent price paid to acquire a share in our now-terminated primary initial public offering of $10.51 per share may not be indicative of the price at which our shares would trade if they were listed on a national securities exchange or actively traded. This offering price of shares of common stock sold in our now-terminated primary initial public offering was determined by adding certain offering costs to the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that either were acquired subsequent to September 30, 2014 or were under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, we had closed on each of these six properties. The offering price of our shares was not a statement of our estimated net asset value per share, as the offering price took into consideration the projected costs and expenses associated with raising capital in our initial public offering. These costs include selling commissions, dealer manager fees and certain other offering costs. The estimated net asset value per share was determined for the sole purpose of updating the offering prices in our now-terminated primary initial public offering and in our dividend reinvestment plan offering. Moreover, the valuation methodologies used to establish the net asset value component of our updated offering prices were based upon a number of estimates and assumptions that may not be accurate or complete. For information related to the determination of our updated offering prices, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in our Annual Report on Form 10-K for the year ended December 31, 2014.

All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011 and we intend to continue to operate in such a manner. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager was responsible for marketing our shares in our now-terminated primary initial public offering.
We have invested in and intend to invest in a diverse portfolio of real estate investments. Our primary investment focus is core office properties located throughout the United States, though we may also invest in industrial and retail properties. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy, and based on the current market outlook, we expect to continue this strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space in these properties at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also currently expect to allocate between 0 and 20% of our portfolio to real estate-related investments such as mortgage loans. As of June 30, 2015, we owned 22 office properties, one mixed-use office/retail property and had originated one first mortgage loan.
On March 24, 2011, we broke escrow in our initial public offering. Through June 30, 2015, we had sold 167,771,210 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of June 30, 2015, we had sold 7,379,846 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $72.0 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Additionally, on October 3, 2014, we issued 258,462 shares of common stock, for $2.4 million, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
We continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
Also as of June 30, 2015, we had redeemed 1,110,901 shares sold in our initial public offering for $10.7 million.
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
The global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events in Europe, the Middle East and Asia throughout the summer of 2015, such as the Greek sovereign debt crisis and the fall of the Chinese stock markets. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing demand for commodities and in particular oil, has led to a steep price decline in most commodity market prices which has, in turn, threatened the economies of commodity dependent nations. In the United States, the Federal Reserve seeks to normalize interest rates with the anticipated increase in rates in 2015. In this type of economic environment the level of uncertainty and volatility has increased. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions continue to bolster the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kickstart its economy. To date, the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement has led to lower European interest rates and a weakening of the Euro against other currencies. In China, the central government has struggled to control its shadow banking system. Recent crackdowns on corruption and the intervention of the government into the country's falling stock market have increased the level of investor uncertainty.
The Federal Reserve has maintained an accommodative monetary policy since the beginning of the 2008 financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. In October 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve. While it is unclear whether such an increase will happen in 2015 or 2016, it now appears likely that an increase is in the Federal Reserve's plans.
In the United States, recent economic data has shown moderate economic growth. The labor force participation rate continues to be low and personal income growth has remained stagnant. However, slow and steady growth in the labor markets has driven unemployment down to 5.3% as of June 2015. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. However, the effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014. This trend continued in the first quarter of 2015, where U.S. GDP increased at an annual rate of 0.6%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. In 2014, the commercial real estate market recovery spread to secondary and tertiary markets, and most asset classes. The U.S. commercial real estate market has gained favor as an alternative investment class and capital flows continue to improve. In 2015, commercial property values have continued to rise and the U.S. commercial real estate market is currently on pace to set a record in transaction volume. However, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
As the dollar strengthens, the flow of capital into the United States could be curtailed. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. A decrease in flow of capital into the United States could lead to a decrease in the demand for U.S. commercial real estate assets, and result in a decline in commercial real estate values.
After several years of improving market conditions, the recovery in the U.S. residential real estate market has slowed. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2015, investor demand for homes has slowed and the housing market appears to be heading into a consolidation phase as several institutional investors seek an exit to repay investors. All cash purchases of homes, an indicator of institutional investor activity, has dropped dramatically. New home construction numbers have been driven largely by the construction of multifamily projects.
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and military conflict in the Ukraine. In the United States, the Federal Reserve completed the latest phase of QE in 2014 and is now faced with the impact of a strong dollar and the anticipation of increasing interest rates. In the short-term, we anticipate that market conditions will continue to remain strong and volatile. When combined with a challenging global macro-economic environment, these conditions may interfere with the implementation of our business strategy and/or force us to modify it.
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
As of June 30, 2015, we owned one fixed rate real estate loan receivable with a principal balance of $21.6 million and a carrying value of $21.7 million that matures in 2016.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2015, we had debt obligations in the aggregate principal amount of $1.2 billion, with a weighted-average remaining term of 3.2 years. We had a total of $102.7 million of fixed rate notes payable and $1.1 billion of variable rate notes payable. The interest rates on $625.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into six interest rate swaps with an aggregate notional amount of $353.4 million, which will be effective at various times from 2016 through 2020. We also have an interest rate cap for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017.
Liquidity and Capital Resources
On March 24, 2011, we broke escrow in our initial public offering. Through June 30, 2015, we sold 167,771,210 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion and 7,379,846 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $72.0 million. Also as of June 30, 2015, we had redeemed 1,110,901 shares sold in our initial public offering for $10.7 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015.
We continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
To date, we have invested a significant amount of the net proceeds from our now-terminated primary initial public offering. We expect to use substantially all of the proceeds from our now-terminated primary initial public offering, net of selling commissions and dealer manager fees and other organization and offering costs, and proceeds from debt financing to acquire real estate investments. To date, proceeds from our dividend reinvestment plan have been used primarily to fund redemptions of shares under our share redemption program and for capital expenditures on our real estate investments.
Our principal demand for funds during the short and long-term is and will be for the acquisition of additional real estate investments; operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. Our primary sources of capital for meeting our cash requirements are as follows:

•	Remaining proceeds from our now-terminated primary initial public offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate investments.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2015, we owned 22 office properties and one mixed-use office/retail property that were collectively 89% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of June 30, 2015, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of June 30, 2015, we had mortgage debt obligations in the aggregate principal amount of $1.2 billion, with a weighted-average remaining term of 3.2 years. As of June 30, 2015, we had $100.0 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We made distributions to our stockholders during the six months ended June 30, 2015 using cash flow from operations from current and prior periods and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2015 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of June 30, 2015, we owned 22 office properties, one mixed-use office/retail property and one real estate loan receivable. During the six months ended June 30, 2015, net cash provided by operating activities was $43.1 million, compared to net cash provided by operating activities of $21.7 million during the six months ended June 30, 2014. Net cash provided by operating activities increased in 2015 primarily as a result of the growth in our real estate portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities was $323.2 million for the six months ended June 30, 2015 and primarily consisted of the following:

•	$290.7 million for the acquisitions of three real estate properties;

•	$29.3 million of improvements to real estate;

•	$1.7 million of advances on our real estate loan receivable;

•	$1.4 million of escrow deposits for future real estate purchase; and

•	$0.2 million for the purchase of an interest rate cap.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our initial public offering, debt financings and distributions paid to our stockholders. During the six months ended June 30, 2015, net cash provided by financing activities was $349.8 million and primarily consisted of the following:

•
$461.3 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $50.6 million;

•
$87.9 million of net cash used for debt financing as a result of principal payments on notes payable of $106.0 million and payments of deferred financing costs of $1.0 million, partially offset by proceeds from notes payable of $19.1 million;

•	$21.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $24.3 million;

•	$3.6 million of cash used for redemptions of common stock; and

•	$1.2 million of cash reimbursed from affiliate related to other offering costs.
Once we have fully invested the proceeds of our public offering, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, we do not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of June 30, 2015, our borrowings and other liabilities were approximately 47% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and we have made certain payments to our dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to pay fees to and reimburse our advisor, our dealer manager and/or their affiliates, as applicable, for organization and other offering costs related to our public offering.  See the discussion under “— Organization and Offering Costs” below. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and acquisition or origination of investments, the management of our investments and costs incurred by our advisor in providing services to us. We also pay fees to our advisor in connection with the disposition of investments.

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
As of June 30, 2015, we had accrued and deferred payment of $8.4 million of asset management fees under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.  The amount of asset management fees deferred will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the volume of capital raised in our public offering, the speed with which we are able to deploy capital raised, the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by future acquisitions, the performance of all of the real estate investments in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals even after the initial deferrals are fully repaid.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$1,235,990	$—	$294,588	$723,441	$217,961
Interest payments on outstanding debt obligations (2)	103,415	16,056	59,147	23,705	4,507
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of June 30, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $16.4 million, excluding amortization of deferred financing costs totaling $1.7 million and unrealized losses on derivatives of $2.0 million, during the six months ended June 30, 2015.
Results of Operations
Overview
Our results of operations as of June 30, 2015 are not indicative of those expected in future periods, as we broke escrow in our initial public offering on March 24, 2011 and have since been raising money in and investing the proceeds from our initial public offering. As of June 30, 2014, we owned 13 office properties and one real estate loan receivable. As of June 30, 2015, we owned 22 office properties, one mixed-use office/retail property and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the real estate investments acquired in 2015 for an entire period and anticipated future acquisitions of real estate investments. As a result, the results of operations presented for the three and six months ended June 30, 2015 and 2014 are not directly comparable.
Comparison of the three months ended June 30, 2015 versus the three months ended June 30, 2014
The following table provides summary information about our results of operations for the three months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase	Percentage Change	$ Change Due to Acquisitions(1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$55,945	$33,591	$22,354	67%	$21,634	$720
Tenant reimbursements	12,485	9,936	2,549	26%	2,476	73
Interest income from real estate loan receivable	402	327	75	23%	—	75
Other operating income	3,335	1,329	2,006	151%	1,839	167
Operating, maintenance and management costs	16,531	10,154	6,377	63%	6,135	242
Real estate taxes and insurance	11,885	8,413	3,472	41%	3,678	(206)
Asset management fees to affiliate	4,497	2,725	1,772	65%	1,669	103
Real estate acquisition fees to affiliate	3,019	853	2,166	254%	2,166	n/a
Real estate acquisition fees and expenses	1,048	167	881	528%	881	n/a
General and administrative expenses	1,286	891	395	44%	n/a	n/a
Depreciation and amortization	32,279	19,293	12,986	67%	13,265	(279)
Interest expense	7,636	6,269	1,367	22%	n/a	n/a
_____________________
(1) Represents the dollar amount increase for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 related to real estate investments acquired on or after April 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $43.5 million for the three months ended June 30, 2014 to $68.4 million for the three months ended June 30, 2015 primarily as a result of the growth in our real estate portfolio. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.3 million during the three months ended June 30, 2014 to $0.4 million during the three months ended June 30, 2015. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to vary in future periods as we make advances under the real estate loan receivable or receive principal repayments and to the extent we make any additional investments in real estate loans receivable.
Other operating income increased from $1.3 million during the three months ended June 30, 2014 to $3.3 million for the three months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Operating, maintenance and management costs increased from $10.2 million for the three months ended June 30, 2014 to $16.5 million for the three months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Real estate taxes and insurance increased from $8.4 million for the three months ended June 30, 2014 to $11.9 million for the three months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Asset management fees with respect to our real estate investments increased from $2.7 million for the three months ended June 30, 2014 to $4.5 million for the three months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate investments. As of June 30, 2015, there were $8.4 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “- Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates increased from $1.0 million for the three months ended June 30, 2014 to $4.1 million for the three months ended June 30, 2015 due to an increase in acquisition activity. We acquired three real estate properties for $290.0 million during the three months ended June 30, 2015. During the three months ended June 30, 2014, we acquired one real estate property for $84.1 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $19.3 million for the three months ended June 30, 2014 to $32.3 million for the three months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $6.3 million for the three months ended June 30, 2014 to $7.6 million for the three months ended June 30, 2015. Included in interest expense is the amortization of deferred financing costs of $0.4 million and $0.8 million for the three months ended June 30, 2014 and 2015, respectively. Interest expense incurred as a result of our derivative instruments for the three months ended June 30, 2014 and 2015 was $1.5 million and $0.2 million, respectively, which includes $1.5 million of unrealized gains on derivative instruments for the three months ended June 30, 2015. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2014 and 2015. We expect interest expense to increase in future periods as a result of borrowings in 2015 being outstanding for an entire period and additional borrowing for anticipated future acquisitions of real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2015 versus the six months ended June 30, 2014
The following table provides summary information about our results of operations for the six months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$109,445	$64,585	$44,860	69%	$44,085	$775
Tenant reimbursements	24,020	19,419	4,601	24%	4,805	(204)
Interest income from real estate loan receivable	783	648	135	21%	—	135
Other operating income	6,169	2,267	3,902	172%	3,768	134
Operating, maintenance and management costs	31,751	20,639	11,112	54%	12,094	(982)
Real estate taxes and insurance	23,047	16,068	6,979	43%	7,428	(449)
Asset management fees to affiliate	8,814	5,184	3,630	70%	3,461	169
Real estate acquisition fees to affiliate	3,019	2,558	461	18%	461	n/a
Real estate acquisition fees and expenses	1,164	470	694	148%	694	n/a
General and administrative expenses	2,284	1,626	658	40%	n/a	n/a
Depreciation and amortization	61,947	36,562	25,385	69%	25,374	11
Interest expense	20,050	11,566	8,484	73%	n/a	n/a
Gain on sale of real estate, net	—	10,895	(10,895)	(100)%	(10,895)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 related to real estate investments acquired or disposed of on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $84.0 million for the six months ended June 30, 2014 to $133.5 million for the six months ended June 30, 2015 primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.6 million during the six months ended June 30, 2014 to $0.8 million during the six months ended June 30, 2015. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to vary in future periods as we make advances under the real estate loan receivable or receive principal repayments and to the extent we make any additional investments in real estate loans receivable.
Other operating income increased from $2.3 million during the six months ended June 30, 2014 to $6.2 million for the six months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Operating, maintenance and management costs increased from $20.6 million for the six months ended June 30, 2014 to $31.8 million for the six months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014 and a $1.0 million decrease from properties held throughout both periods primarily due to lower energy costs. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Real estate taxes and insurance increased from $16.1 million for the six months ended June 30, 2014 to $23.0 million for the six months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate investments increased from $5.2 million for the six months ended June 30, 2014 to $8.8 million for the six months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect asset management fees to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate investments. As of June 30, 2015, there were $8.4 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “- Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates increased from $3.0 million for the six months ended June 30, 2014 to $4.2 million for the six months ended June 30, 2015 due to an increase in acquisition activity. We acquired three real estate properties for $290.0 million during the six months ended June 30, 2015. During the six months ended June 30, 2014, we acquired two real estate properties for $253.8 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $36.6 million for the six months ended June 30, 2014 to $61.9 million for the six months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $11.6 million for the six months ended June 30, 2014 to $20.1 million for the six months ended June 30, 2015. Included in interest expense is the amortization of deferred financing costs of $0.9 million and $1.7 million for the six months ended June 30, 2014 and 2015, respectively. Interest expense incurred as a result of our derivative instruments for the six months ended June 30, 2014 and 2015 was $2.4 million and $5.4 million, respectively, which includes $2.0 million of unrealized losses on derivative instruments for the six months ended June 30, 2015. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2014 and 2015. We expect interest expense to increase in future periods as a result of borrowings in 2015 being outstanding for an entire period and additional borrowing for anticipated future acquisitions of real estate investments.
During the six months ended June 30, 2014, we sold one office property that resulted in a gain on sale of $10.9 million. During the six months ended June 30, 2015, we did not dispose of any properties.
Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) related to our now-terminated primary initial public offering were sometimes paid and, with respect to our dividend reinvestment plan, may be paid by our advisor, our dealer manager or their affiliates on our behalf, or we may pay these costs directly. Offering costs include all costs incurred in connection with our now-terminated primary initial public offering or our proposed follow-on offering (the “Follow-on Offering”) or incurred or to be incurred with respect to our dividend reinvestment plan. Organization costs include all costs incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs in our initial public offering, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incur on our behalf.  However, at the termination of our now-terminated primary initial public offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds. In addition, at the end of our now-terminated primary initial public offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of gross offering proceeds. We directly pay or reimburse our dealer manager for underwriting compensation as discussed in the prospectus for our initial public offering, provided that within 30 days after the end of the month in which our now-terminated primary initial public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our now-terminated primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by us to our advisor or our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our now-terminated primary initial public offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of June 30, 2015, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through June 30, 2015, including shares issued through our dividend reinvestment plan, we had sold 175,151,056 shares in our initial public offering for gross offering proceeds of $1.8 billion and incurred selling commissions and dealer manager fees of $157.6 million and organization and other offering costs of $22.9 million in our initial public offering.
In addition, from inception through June 30, 2015, we had recorded $1.2 million of offering costs related to the proposed Follow-on Offering. Pursuant to the advisory agreement, our advisor is obligated to reimburse us to the extent offering costs incurred by us in the Follow-on Offering exceed 15% of the gross offering proceeds of the offering. We do not intend to commence the Follow-on Offering. As such, our advisor reimbursed us for $1.2 million of offering costs related to the Follow-on Offering.
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
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, unrealized (gains) losses on derivative instruments and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements; and

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are generally expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2015 and 2014 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(5,943)	$(3,561)	$(11,518)	$3,165
Depreciation of real estate assets	12,778	7,136	24,594	13,397
Amortization of lease-related costs	19,501	12,157	37,353	23,165
Gain on sale of real estate, net	—	—	—	(10,895)
FFO	26,336	15,732	50,429	28,832
Straight-line rent and amortization of above- and below-market leases	(5,398)	(3,458)	(11,913)	(6,689)
Amortization of discounts and closing costs	6	6	13	12
Unrealized (gains) losses on derivative instruments	(1,505)	—	1,996	—
Real estate acquisition fees to affiliate	3,019	853	3,019	2,558
Real estate acquisition fees and expenses	1,048	167	1,164	470
MFFO	$23,506	$13,300	$44,708	$25,183
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO and MFFO to improve as we acquire additional real estate investments.
Distributions
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from (used in) operating activities were as follows for the first and second quarters of 2015 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2015	$21,581	$0.160	$9,514	$10,743	$20,257	$14,230
Second Quarter 2015	26,609	0.162	11,722	13,575	25,297	28,853
	$48,190	$0.322	$21,236	$24,318	$45,554	$43,083
_____________________

(1)	Distributions for the period from January 1, 2015 through June 30, 2015 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2015, we paid aggregate distributions of $45.6 million, including $21.2 million of distributions paid in cash and $24.3 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the six months ended June 30, 2015 was $11.5 million. FFO for the six months ended June 30, 2015 was $50.4 million and cash flow from operating activities was $43.1 million. See the reconciliation of FFO to net (loss) income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $39.5 million of cash flow from operating activities, $5.1 million of cash flow from operating activities in excess of distributions paid during second, third and fourth quarters of 2014 and $1.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through June 30, 2015, we paid cumulative distributions of $141.5 million and our cumulative net loss during the same period was $55.6 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
Status of the Offering
We commenced our initial public offering of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock on October 26, 2010. We ceased offering shares of common stock in our now-terminated primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015. We sold 169,009,930 shares of common stock in our primary offering for gross offering proceeds of $1.7 billion, and as of August 7, 2015, we had sold 8,407,637 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $82.3 million. Also as of August 7, 2015, we had redeemed 1,187,500 of the shares sold in our initial public offering for $11.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Paid
On July 1, 2015, we paid distributions of $9.2 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2015 through June 30, 2015. On August 3, 2015, we paid distributions of $9.7 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2015 through July 31, 2015.
Distributions Declared
On July 7, 2015, our board of directors declared distributions based on daily record dates for the period from August 1, 2015 through August 31, 2015, which we expect to pay in September 2015. On August 11, 2015, our board of directors declared distributions based on daily record dates for the period September, 1 2015 through September 30, 2015, which we expect to pay in October 2015, and distributions based on daily record dates for the period from October 1, 2015 through October 31, 2015, which we expect to pay in November 2015. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary public offering purchase price of $10.00 per share or a 6.18% annualized rate based on the most recent primary offering purchase price of $10.51 per share.
Real Estate Acquisition and Probable Acquisition Subsequent to June 30, 2015
Acquisition of Promenade I & II at Eilan
On July 14, 2015, we, through an indirect wholly owned subsidiary, acquired 100% of the common stock (the “Common Stock”) of two single asset corporations that are treated as real estate investment trusts for federal income tax purposes (collectively, the “Promenade I & II at Eilan REITs”) from a seller that is not affiliated with us or our advisor. Indirect wholly owned subsidiaries of the Promenade I & II at Eilan REITs are fee owners of two office buildings encompassing an aggregate of 200,072 rentable square feet located on approximately 6.3 acres of land in San Antonio, Texas (“Promenade I & II at Eilan”). The Promenade I & II at Eilan REITs each have 125 shares of Series A non-voting preferred stock outstanding that will be redeemable at a price per share of $1,000 plus accrued and unpaid dividends as of the redemption date. We intend to redeem all of the outstanding 125 shares of Series A non-voting preferred stock by December 2015.
The purchase price of the Common Stock was $61.6 million plus closing costs. We funded the purchase of the Common Stock with proceeds from our now-terminated primary initial public offering, but may later place mortgage debt on the property.
Promenade I & II at Eilan consists of two buildings that were built in 2011.  At acquisition, Promenade I & II at Eilan collectively was 100% leased to 15 tenants with a weighted-average remaining lease term of 6.1 years.
Probable Acquisition of CrossPoint at Valley Forge
On July 15, 2015, we, through an indirect wholly owned subsidiary, entered into a purchase agreement to acquire an office property containing 272,360 rentable square feet located on approximately 25.3 acres of land in Wayne, Pennsylvania (“CrossPoint at Valley Forge”). The seller is not affiliated with us or our advisor. The contractual purchase price of CrossPoint at Valley Forge is approximately $89.5 million plus closing costs. Pursuant to the purchase agreement, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit up to $3.0 million of earnest money.
CrossPoint at Valley Forge was constructed in 1974 and renovated in 2014.  As of July 15, 2015, CrossPoint at Valley Forge was 95% leased to 11 tenants with a weighted-average remaining lease term of 8.7 years.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financing Subsequent to June 30, 2015
Related Financing of 201 17th Street
On July 28, 2015, we, through an indirect wholly owned subsidiary (the “201 17th Street Borrower”), entered into a mortgage loan with an unaffiliated lender for borrowings of up to $64.8 million, of which $48.6 million is term debt and $16.2 million is revolving debt, secured by 201 17th Street (the “201 17th Street Mortgage Loan”). At closing, $48.6 million of term debt was funded and the remaining $16.2 million of revolving debt was available for future disbursements to be used for tenant improvements, lease commissions and other purposes related to the property, subject to certain terms and conditions contained in the loan documents. The 201 17th Street Mortgage Loan matures on August 1, 2018, with three one-year extension options, subject to certain terms and conditions contained in the loan documents. The 201 17th Street Mortgage Loan bears interest at a floating rate of 140 basis points over one-month LIBOR. Monthly payments are interest-only during the initial term. The 201 17th Street Borrower has the right to repay the loan in part and in whole subject to certain fees, expenses and conditions, all as described in the loan documents.
KBS REIT Properties III, LLC (“REIT Properties III”) is providing a guaranty of 20% of the principal outstanding under the 201 17th Street Mortgage Loan on the date the loan becomes due and payable in full. REIT Properties III is also providing a guaranty with respect to any deficiency, loss or damage suffered by the lender under the 201 17th Street Mortgage Loan as a result of: certain intentional actions committed by the 201 17th Street Borrower in violation of the guaranty; certain intentional actions committed by the 201 17th Street Borrower and/or REIT Properties III in violation of the loan documents; or certain bankruptcy or insolvency proceedings involving the 201 17th Street Borrower.
Dividend Reinvestment Plan
On August 11, 2015, our board of directors approved a fourth amended and restated dividend reinvestment plan (the “Fourth Amended and Restated Dividend Reinvestment Plan”). For more information, see Part II, Item 5, “Other Information - Dividend Reinvestment Plan.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage and other loans. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level or we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of June 30, 2015, the fair value and carrying value of our fixed rate real estate loan receivable was $21.5 million and $21.7 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2015, the fair value of our fixed rate debt was $103.5 million and the carrying value of our fixed rate debt was $102.7 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2015.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2015, we were exposed to market risks related to fluctuations in interest rates on $508.2 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $625.1 million of our variable debt. This amount does not take into account the impact of $353.4 million of forward interest rate swap agreements that were not yet effective as of June 30, 2015. Based on interest rates as of June 30, 2015, if interest rates were 100 basis points higher during the 12 months ending June 30, 2016, interest expense on our variable rate debt would increase by $5.1 million. As of June 30, 2015, one-month LIBOR was 0.18650% and if this index was reduced to 0% during the 12 months ending June 30, 2016, interest expense on our variable rate debt would decrease by $0.9 million. As of June 30, 2015, we did not own any variable rate loans receivable.
The annual effective interest rate of our fixed rate real estate loan receivable as of June 30, 2015 was 7.5%. The effective interest rate represents the effective interest rate as of June 30, 2015, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of June 30, 2015 were 4.0% and 2.5%, respectively.  The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2015 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the six months ended June 30, 2015, we paid aggregate distributions of $45.6 million, including $21.2 million of distributions paid in cash and $24.3 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $39.5 million (87%) of cash flow from operating activities, $5.1 million (11%) of cash flow from operating activities in excess of distributions paid during second, third and fourth quarters of 2014 and $1.0 million (2%) of debt financing. For the six months ended June 30, 2015, our cash flow from operating activities to distributions paid coverage ratio was 95% and our funds from operations to distributions paid coverage ratio was 111%.
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

b)
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of 200,000,000 shares, or up to $2,000,000,000 of shares, of common stock in our primary offering and 80,000,000 shares, or up to $760,000,000 of shares, of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC as the dealer manager of our offering. We initially offered shares of common stock in our now-terminated primary offering at a price equal to $10.00 per share with discounts available to certain categories of purchasers. We initially offered shares under our dividend reinvestment plan at a price equal to $9.50 per share. On May 5, 2014, our board of directors established an updated offering price for shares of common stock to be sold in our now-terminated primary offering of $10.39 per share (with discounts available to certain categories of purchasers) and an offering price for shares of common stock to be sold under our dividend reinvestment plan of $9.88 per share (which was 95% of the price to acquire a share in our now-terminated primary offering). The May 2014 updated offering prices for our now-terminated primary offering and our dividend reinvestment plan offering became effective May 7, 2014. The May 2014 updated offering price of shares of common stock sold in our now-terminated primary offering was determined by adding certain projected offering costs to the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of March 31, 2014. We did not make any adjustments to our estimated net asset value subsequent to March 31, 2014, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. On December 9, 2014, our board of directors established an updated offering price for shares of common stock to be sold in our now-terminated primary offering of $10.51 per share (with discounts available to certain categories of purchasers) and an updated offering price for shares of common stock to be sold under our dividend reinvestment plan of $9.99 per share (which is 95% of the most recent price to acquire a share in our now-terminated primary offering). These December 2014 updated offering prices for our now-terminated primary offering and our dividend reinvestment plan offering became effective December 12, 2014. The December 2014 updated offering price of shares of common stock sold in our now-terminated primary offering was determined by adding certain projected offering costs to the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that either were acquired subsequent to September 30, 2014 or were under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, we had closed on each of these six properties. We did not make any other adjustments to our estimated net asset value per share subsequent to September 30, 2014, including adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The December 2014 updated primary offering price of our shares was not a statement of our estimated net asset value per share, as our board of directors also took into consideration the projected costs and expenses associated with raising capital in our now-terminated initial public offering. These costs include selling commissions, dealer manager fees and certain other offering costs. The estimated net asset value per share was determined for the sole purpose of updating the offering prices in our now-terminated primary offering and in our dividend reinvestment plan offering. For information related to the determination of our December 2014 updated offering prices, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. Our board of directors may adjust the offering price of our dividend reinvestment plan shares during the course of the offering.

We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures.
We continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering.
We may terminate our dividend reinvestment plan offering at any time.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of June 30, 2015, we had sold 167,771,210 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion and 7,379,846 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $72.0 million. As of June 30, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our most recent prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$157,649	Actual
Finders’ fees	—	Actual
Other underwriting compensation	10,431	Actual
Other organization and offering costs (excluding underwriting compensation)	12,510	Actual
Total expenses	$180,590

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.1%	Actual
From the commencement of our initial public offering through June 30, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.6 billion, including net offering proceeds from our dividend reinvestment plan of $72.0 million.
We expect to use substantially all of the net proceeds from our now-terminated primary offering to invest in and manage a diverse portfolio of real estate investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; funding obligations under any of our real estate loans receivable; the acquisition or origination of real estate investments, which would include payment of acquisition or origination fees to our advisor; and the repayment of debt.
As of June 30, 2015, we had used the net proceeds from our now-terminated primary offering and dividend reinvestment plan and debt financing to invest $2.7 billion in 24 real estate properties and one real estate-related investment, including $36.9 million of acquisition fees and origination fees, acquisition and origination expenses and closing costs. On February 19, 2014, we sold Las Cimas IV for $43.2 million, which proceeds have been used to make additional investments.

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
Unless our shares are being redeemed in connection with a special redemption and until such time as we establish an estimated value per share for a purpose other than to set the offering price to acquire a share in our now-terminated primary public offering, the prices at which we will initially redeem shares under the program are as follows:

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
Notwithstanding the above, and unless our shares are being redeemed in connection with a special redemption, once we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in our now-terminated primary public offering, the prices at which we will redeem shares under the program will be as follows:

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

•
until we establish an estimated value per share for a purpose other than to set the price to acquire a share in our now-terminated primary public offering, the redemption price is the amount paid to acquire the shares from us; and

•
once we have established an estimated value per share for a purpose other than to set the price to acquire a share in our now-terminated primary public offering, the redemption price would be the estimated value of the shares as of the redemption date, as determined by our advisor or another firm chosen for that purpose.

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
During the six months ended June 30, 2015, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	39,402	$9.66	(3)
February 2015	61,827	$9.96	(3)
March 2015	82,638	$9.59	(3)
April 2015	43,052	$9.53	(3)
May 2015	70,658	$9.66	(3)
June 2015	69,828	$10.12	(3)
Total	367,405
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2014, our net proceeds from the dividend reinvestment plan were $29.3 million. During the six months ended June 30, 2015, we redeemed $3.6 million of shares of common stock and $25.7 million was available for redemptions of shares eligible for redemption for the remainder of 2015.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)

Item 5. Other Information
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of ours that owns 3003 Washington Boulevard entered into a lease with an affiliate of our advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commences on March 1, 2016 and terminates on August 31, 2019. Upon commencement, the annualized base rent (net of rental abatements) for this tenant will be approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the lease term will be $51.90 per square foot. No rental income related to this lease was recognized during the three and six months ended June 30, 2015.
Prior to their approval of the lease, our conflicts committee and board of directors determined the lease to be fair and reasonable to us.
Dividend Reinvestment Plan
On August 11, 2015, our board of directors and conflicts committee approved the Fourth Amended Dividend Reinvestment Plan. The plan was amended and restated to reflect that we do not intend to pursue a follow-on primary offering and to clarify the pricing under the plan. Pursuant to the Fourth Amended Dividend Reinvestment Plan, common stockholders may elect to have all or a portion of their dividends and other distributions, exclusive of dividends and other distributions that our board of directors designates as ineligible for reinvestment through the plan, reinvested in additional shares of our common stock in lieu of receiving cash distributions. The number of shares of common stock authorized for issuance under the Fourth Amended Dividend Reinvestment Plan is the lesser of 80,000,000 shares and $760,000,000 of shares of our common stock.
Qualifying stockholders may elect to become participants in our dividend reinvestment plan or to increase participation in our dividend reinvestment plan by completing and executing a Subscription Agreement, an enrollment form or any other approved authorization form as may be available from us, the dealer manager or participating broker-dealers.
Until we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share of our common stock in our primary public offering, participants in our dividend reinvestment plan will acquire common stock at a price per share equal to 95% of the price to acquire a share of our common stock in our then-effective or most recently effective primary public offering (ignoring any discounts that may be available to certain categories of investors). Once we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in our primary public offering, participants in our dividend reinvestment plan will acquire our common stock at a price equal to 95% of the estimated value of our common stock, as estimated by our advisor or other firm chosen by our board of directors for that purpose.
There were no other material changes made in the Fourth Amended Dividend Reinvestment Plan. The Fourth Amended Dividend Reinvestment Plan will become effective August 23, 2015. The complete plan document is filed as an exhibit to this Quarterly Report on Form 10-Q and is available at the SEC’s website at http://www.sec.gov. We may amend or terminate our dividend reinvestment plan for any reason at any time upon ten days’ notice to participants. We may provide notice by including such information (i) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (ii) in a separate mailing to the participants.

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

4.3	Fourth Amended and Restated Dividend Reinvestment Plan

10.1	Deed of Office Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, Inc., dated as of May 29, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K, filed March 7, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 12, 2015	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 12, 2015	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)