Form 10-Q
period 2015-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2015-11-12
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐  No  ☒
As of November 9, 2015, there were 177,728,760 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate:
Land	$370,316	$292,228
Buildings and improvements	2,422,204	1,794,464
Tenant origination and absorption costs	277,091	221,169
Total real estate, cost	3,069,611	2,307,861
Less accumulated depreciation and amortization	(191,798)	(110,781)
Total real estate, net	2,877,813	2,197,080
Real estate loan receivable, net	21,609	20,010
Cash and cash equivalents	97,414	99,135
Rents and other receivables, net	37,934	20,763
Due from affiliate	—	1,173
Above-market leases, net	11,738	13,744
Deferred financing costs, prepaid expenses and other assets	47,418	34,530
Total assets	$3,093,926	$2,386,435
Liabilities and stockholders’ equity
Notes payable	$1,576,259	$1,322,898
Accounts payable and accrued liabilities	50,470	35,167
Due to affiliates	11,679	3,554
Distributions payable	9,454	6,613
Below-market leases, net	44,558	32,745
Other liabilities	45,767	23,033
Total liabilities	1,738,187	1,424,010
Commitments and contingencies (Note 12)
Redeemable common stock	62,929	29,329
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 176,837,883 and 123,426,546 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,769	1,234
Additional paid-in capital	1,552,433	1,080,673
Accumulated other comprehensive loss	(9,341)	(2,190)
Cumulative distributions and net losses	(252,051)	(146,621)
Total stockholders’ equity	1,292,810	933,096
Total liabilities and stockholders’ equity	$3,093,926	$2,386,435
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$64,963	$35,816	$174,408	$100,401
Tenant reimbursements	14,999	10,806	39,019	30,225
Interest income from real estate loan receivable	407	342	1,190	989
Other operating income	3,460	1,416	9,629	3,683
Total revenues	83,829	48,380	224,246	135,298
Expenses:
Operating, maintenance and management	20,716	11,511	52,467	32,150
Real estate taxes and insurance	13,448	7,830	36,495	23,898
Asset management fees to affiliate	5,318	2,961	14,132	8,144
Real estate acquisition fees to affiliate	4,160	1,328	7,178	3,885
Real estate acquisition fees and expenses	2,686	275	3,849	745
General and administrative expenses	1,143	777	3,428	2,404
Depreciation and amortization	35,879	20,164	97,826	56,726
Interest expense	17,342	6,631	37,393	18,197
Total expenses	100,692	51,477	252,768	146,149
Other income:
Other interest income	25	27	166	51
Gain on sale of real estate, net	—	—	—	10,895
Total other income	25	27	166	10,946
Net (loss) income	$(16,838)	$(3,070)	$(28,356)	$95
Net (loss) income per common share, basic and diluted	$(0.10)	$(0.03)	$(0.18)	$—
Weighted-average number of common shares outstanding, basic and diluted	176,298,317	94,056,176	158,519,924	84,774,042
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(16,838)	$(3,070)	$(28,356)	$95
Other comprehensive (loss) income:
Unrealized (losses) gains on derivative instruments	(6,014)	2,108	(12,367)	(5,224)
Reclassification adjustment realized in net income (effective portion)	1,849	1,562	5,216	4,005
Total other comprehensive (loss) income	(4,165)	3,670	(7,151)	(1,219)
Total comprehensive (loss) income	$(21,003)	$600	$(35,507)	$(1,124)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2014 and the Nine Months Ended September 30, 2015 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	66,430,888	$664	$574,762	$(74,788)	$2,179	$502,817
Net loss	—	—	—	(12,352)	—	(12,352)
Other comprehensive loss	—	—	—	—	(4,369)	(4,369)
Issuance of common stock	57,372,731	574	583,284	—	—	583,858
Transfers to redeemable common stock	—	—	(16,915)	—	—	(16,915)
Redemptions of common stock	(377,073)	(4)	(3,633)	—	—	(3,637)
Distributions declared	—	—	—	(59,481)	—	(59,481)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(50,808)	—	—	(50,808)
Other offering costs	—	—	(6,017)	—	—	(6,017)
Balance, December 31, 2014	123,426,546	$1,234	$1,080,673	$(146,621)	$(2,190)	$933,096
Net loss	—	—	—	(28,356)	—	(28,356)
Other comprehensive loss	—	—	—	—	(7,151)	(7,151)
Issuance of common stock	54,053,187	541	564,192	—	—	564,733
Transfers to redeemable common stock	—	—	(33,600)	—	—	(33,600)
Redemptions of common stock	(641,850)	(6)	(6,253)	—	—	(6,259)
Distributions declared	—	—	—	(77,074)	—	(77,074)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(48,950)	—	—	(48,950)
Other offering costs	—	—	(3,629)	—	—	(3,629)
Balance, September 30, 2015	176,837,883	$1,769	$1,552,433	$(252,051)	$(9,341)	$1,292,810
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(28,356)	$95
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	97,826	56,726
Noncash interest income on real estate-related investment	20	19
Deferred rents	(13,319)	(6,688)
Allowance for doubtful accounts	488	755
Amortization of above- and below-market leases, net	(4,890)	(3,302)
Amortization of deferred financing costs	2,549	1,408
Unrealized losses on derivative instruments	9,455	—
Gain on sale of real estate	—	(10,895)
Changes in operating assets and liabilities:
Rents and other receivables	(3,495)	(4,452)
Deferred financing costs, prepaid expenses and other assets	(13,602)	(8,247)
Accounts payable and accrued liabilities	10,282	3,619
Other liabilities	5,153	2,693
Due to affiliates	8,168	3,817
Net cash provided by operating activities	70,279	35,548
Cash Flows from Investing Activities:
Acquisitions of real estate	(703,299)	(386,041)
Improvements to real estate	(49,094)	(15,197)
Proceeds from sale of real estate, net	—	42,740
Advances on real estate loan receivable	(1,738)	(1,221)
Purchase of interest rate cap	(175)	—
Principal repayments on real estate loan receivable	119	95
Net cash used in investing activities	(754,187)	(359,624)
Cash Flows from Financing Activities:
Proceeds from notes payable	359,321	232,200
Principal payments on notes payable	(105,960)	(40,000)
Payments of deferred financing costs	(3,775)	(2,473)
Proceeds from issuance of common stock	524,874	311,118
Payments to redeem common stock	(6,259)	(2,713)
Payments of commissions on stock sales and related dealer manager fees	(48,950)	(28,704)
Payments of other offering costs	(3,863)	(4,350)
Reimbursement of other offering costs from affiliate	1,173	—
Distributions paid to common stockholders	(34,374)	(19,117)
Net cash provided by financing activities	682,187	445,961
Net (decrease) increase in cash and cash equivalents	(1,721)	121,885
Cash and cash equivalents, beginning of period	99,135	33,189
Cash and cash equivalents, end of period	$97,414	$155,074
Supplemental Disclosure of Cash Flow Information:
Interest paid	$24,753	$16,012
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$39,859	$20,491
Increase in other offering costs due to affiliates	$—	$34
Increase in other offering costs payable	$—	$164
Increase in distributions payable	$2,841	$1,608
Increase in accrued improvements to real estate	$4,091	$5,687
Liabilities assumed in connection with real estate acquisitions	$838	$1,039
Increase in deferred financing payable	$242	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2015, the Advisor owned 20,000 shares of the Company’s common stock.
The Company has invested in and intends to invest in a diverse portfolio of real estate investments. The Company’s primary investment focus is core office properties located throughout the United States, though the Company may also invest in industrial and retail properties. The Company’s core property focus in the U.S. office sector has reflected a more value-creating core strategy, and based on the current market outlook, it expects to continue this strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also currently expects to allocate between 0 and 20% of its portfolio to real estate-related investments such as mortgage loans. As of September 30, 2015, the Company owned 26 office properties, one mixed-use office/retail property and one first mortgage loan secured by a deed of trust.
Upon commencing its initial public offering (the “Offering”), the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated (the “Dealer Manager Agreement”). The Company ceased offering shares of common stock in the primary Offering on May 29, 2015 and terminated the primary Offering on July 28, 2015.
The Company sold 169,009,207 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of September 30, 2015, the Company had sold 8,935,560 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $87.6 million. Also as of September 30, 2015, the Company had redeemed 1,385,346 shares sold in the Offering for $13.4 million.
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2015 and 2014, respectively.
Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2015, respectively. Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2014, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2015 and 2014, respectively. For each day that was a record date for distributions during the three and nine months ended September 30, 2015 and 2014, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2014 through September 30, 2014 and January 1, 2015 through September 30, 2015 was a record date for distributions.
Segments
The Company invests in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of September 30, 2015, the Company aggregated its investments in real estate properties into one reportable business segment.  The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs, as the Company presents debt issuance costs as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”). The amendments in ASU No. 2015-16 require that in a business combination, an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and is to be applied prospectively. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU No. 2015-16 to have a significant impact on its financial statements.

3.	RECENT ACQUISITIONS
During the nine months ended September 30, 2015, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below- Market Lease Liabilities	Other Liabilities	Total Purchase Price
Village Center Station	Greenwood Village	CO	05/20/2015	$4,250	$68,061	$5,570	$370	$(1,721)	$—	$76,530
Park Place Village	Leawood	KS	06/18/2015	11,009	103,788	13,282	10	(31)	(1,575)	126,483
201 17th Street	Atlanta	GA	06/23/2015	5,277	75,362	11,497	98	(5,218)	—	87,016
Promenade I & II at Eilan	San Antonio	TX	07/14/2015	3,250	53,633	5,681	—	(1,115)	—	61,449
CrossPoint at Valley Forge	Wayne	PA	08/18/2015	17,302	60,635	11,645	—	(82)	—	89,500
515 Congress	Austin	TX	08/31/2015	8,000	99,827	6,434	160	(1,998)	—	112,423
The Almaden	San Jose	CA	09/23/2015	29,000	120,562	9,583	291	(9,473)	—	149,963
				$78,088	$581,868	$63,692	$929	$(19,638)	$(1,575)	$703,364
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Village Center Station	5.3	5.3	3.8
Park Place Village	8.5	1.8	4.1
201 17th Street	8.9	7.5	8.5
Promenade I & II at Eilan	6.0	—	6.6
CrossPoint at Valley Forge	8.7	—	6.4
515 Congress	4.1	4.7	4.3
The Almaden	5.8	3.0	7.1
During the nine months ended September 30, 2015, the Company recorded each real estate acquisition as a business combination and expensed $10.9 million of acquisition costs. For the nine months ended September 30, 2015, the Company recognized an aggregate of $14.1 million of total revenues and an aggregate of $7.9 million of operating expenses from these properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

4.	REAL ESTATE
As of September 30, 2015, the Company’s real estate portfolio was composed of 26 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 10.4 million rentable square feet. As of September 30, 2015, the Company’s real estate portfolio was collectively 91% occupied. The following table summarizes the Company’s investments in real estate as of September 30, 2015 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(8,696)	$38,677
Town Center	03/27/2012	Plano	TX	Office	117,773	(18,503)	99,270
McEwen Building	04/30/2012	Franklin	TN	Office	40,290	(6,989)	33,301
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,462	(3,942)	25,520
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	49,898	(8,067)	41,831
RBC Plaza	01/31/2013	Minneapolis	MN	Office	148,220	(16,612)	131,608
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	89,902	(7,869)	82,033
Preston Commons	06/19/2013	Dallas	TX	Office	117,060	(12,134)	104,926
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,183	(8,261)	70,922
201 Spear Street	12/03/2013	San Francisco	CA	Office	135,727	(7,537)	128,190
500 West Madison	12/16/2013	Chicago	IL	Office	437,333	(38,994)	398,339
222 Main	02/27/2014	Salt Lake City	UT	Office	164,993	(10,270)	154,723
Anchor Centre	05/22/2014	Phoenix	AZ	Office	91,128	(5,466)	85,662
171 17th Street	08/25/2014	Atlanta	GA	Office	131,635	(8,686)	122,949
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	32,746	(1,788)	30,958
Reston Square	12/03/2014	Reston	VA	Office	46,271	(1,832)	44,439
Ten Almaden	12/05/2014	San Jose	CA	Office	118,186	(4,300)	113,886
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	251,075	(9,515)	241,560
101 South Hanley	12/24/2014	St. Louis	MO	Office	63,744	(2,551)	61,193
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	150,685	(3,581)	147,104
Village Center Station	05/20/2015	Greenwood Village	CO	Office	78,014	(1,364)	76,650
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	128,100	(1,818)	126,282
201 17th Street	06/23/2015	Atlanta	GA	Office	95,239	(1,195)	94,044
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,585	(630)	61,955
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	89,583	(434)	89,149
515 Congress	08/31/2015	Austin	TX	Office	114,261	(471)	113,790
The Almaden	09/23/2015	San Jose	CA	Office	159,145	(293)	158,852
					$3,069,611	$(191,798)	$2,877,813
As of September 30, 2015, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$398,339	12.9%	$34,839	$25.11	95.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2015, the leases had remaining terms, excluding options to extend, of up to 13.7 years with a weighted-average remaining term of 5.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $11.2 million and $7.9 million as of September 30, 2015 and December 31, 2014, respectively.
During the nine months ended September 30, 2015 and 2014, the Company recognized deferred rent from tenants of $13.3 million and $6.7 million, respectively. As of September 30, 2015 and December 31, 2014, the cumulative deferred rent balance was $33.9 million and $18.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.1 million and $1.1 million of unamortized lease incentives as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2015 through December 31, 2015	$62,928
2016	256,242
2017	243,803
2018	222,962
2019	194,569
Thereafter	662,599
$1,643,103
As of September 30, 2015, the Company’s real estate properties were leased to approximately 850 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	148	$56,604	21.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2015, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Geographic Concentration Risk
As of September 30, 2015, the Company’s net investments in real estate in California, Texas and Illinois represented 22%, 17% and 13% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2015 and December 31, 2014, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Cost	$277,091	$221,169	$16,016	$16,113	$(58,378)	$(41,175)
Accumulated Amortization	(63,507)	(38,645)	(4,278)	(2,369)	13,820	8,430
Net Amount	$213,584	$182,524	$11,738	$13,744	$(44,558)	$(32,745)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(11,536)	$(6,950)	$(823)	$(652)	$2,798	$1,717

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(32,631)	$(20,092)	$(2,935)	$(1,655)	$7,825	$4,957

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

6.	REAL ESTATE LOAN RECEIVABLE
As of September 30, 2015 and December 31, 2014, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2015 (1)	Book Value as of September 30, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	$21,587	$21,609	$20,010	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of September 30, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of September 30, 2015.
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2015 (in thousands):

Real estate loan receivable - December 31, 2014	$20,010
Advances on real estate loan receivable	1,738
Principal repayments received on real estate loan receivable	(119)
Amortization of closing costs and origination fees on originated real estate loan receivable	(20)
Real estate loan receivable - September 30, 2015	$21,609

For the three and nine months ended September 30, 2015 and 2014, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest income	$414	$348	$1,210	$1,008
Amortization of closing costs and origination fees	(7)	(6)	(20)	(19)
Interest income from real estate loan receivable	$407	$342	$1,190	$989
As of September 30, 2015, the borrower under the Aberdeen First Mortgage Origination was current on its payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

7.	NOTES PAYABLE
As of September 30, 2015 and December 31, 2014, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of September 30, 2015	Principal as of December 31, 2014	Contractual Interest Rate as of September 30, 2015(1)	Effective Interest Rate as of September 30, 2015 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (4)	224,500	160,000	One-month LIBOR + 1.90%	2.10%	Interest Only	06/01/2019
RBC Plaza Mortgage Loan	74,465	74,465	One-month LIBOR + 1.80%	2.54%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	166,893	166,893	One-month LIBOR + 1.50%	2.77%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	215,000	255,000	One-month LIBOR + 1.65%	3.16%	Interest Only	12/16/2018
222 Main Mortgage Loan	102,700	102,700	3.97%	3.97%	Interest Only(3)	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2017
171 17th Street Mortgage Loan (7)	79,500	79,500	One-month LIBOR + 1.45%	2.69%	Interest Only(3)	09/01/2018
Reston Square Mortgage Loan	23,840	29,800	One-month LIBOR + 1.50%	1.70%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan (8)	63,540	63,540	One-month LIBOR + 1.65%	1.85%	Interest Only	01/01/2018
Towers at Emeryville Mortgage Loan (9)	143,944	142,500	One-month LIBOR + 1.75%	1.95%	Interest Only	01/15/2018
101 South Hanley Mortgage Loan (10)	35,025	34,500	One-month LIBOR + 1.55%	1.75%	Interest Only(3)	01/01/2020
3003 Washington Boulevard Mortgage Loan	89,000	89,000	One-month LIBOR + 1.55%	1.75%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	19,889	—	One-month LIBOR + 1.50%	1.70%	Interest Only	06/05/2018
201 17th Street Mortgage Loan (11)	48,563	—	One-month LIBOR + 1.40%	1.60%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan (12)	51,000	—	One-month LIBOR + 1.50%	3.33%	Interest Only(3)	09/01/2022
The Almaden Mortgage Loan (13)	76,100	—	One-month LIBOR + 1.75%	1.95%	Interest Only	10/01/2016
Promenade I & II at Eilan Mortgage Loan (14)	37,300	—	One-month LIBOR + 1.75%	1.94%	Interest Only	10/01/2022
Total Notes Payable	$1,576,259	$1,322,898
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2015. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2015, where applicable. For further information regarding the Company's derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of September 30, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Represents the payment type required under the loan as of September 30, 2015. Certain future monthly payments due under these loans also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes payable, see five-year maturity table below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

(4) As of September 30, 2015, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of September 30, 2015, the outstanding balance under the loan was $127.5 million of term debt and $97.0 million of revolving debt. As of September 30, 2015, an additional $14.8 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $15.7 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents. For information regarding the September 17, 2015 Portfolio Loan modification, see “– Recent Financing Transactions – Portfolio Loan Modification.”
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza.
(6) As of September 30, 2015, $215.0 million of term debt was outstanding and $40.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(7) As of September 30, 2015, $79.5 million had been disbursed to the Company and $6.0 million remained available to be used for future disbursements, subject to certain conditions set forth in the loan documents. Monthly payments are initially interest-only. Beginning October 1, 2017 and continuing on the first day of each month thereafter through the maturity date of the loan, the committed amount of $85.5 million (the “Committed Amount”) will be reduced by $69,300 per month. To the extent that, following any such reduction in the Committed Amount, the outstanding principal balance of the loan exceeds the then Committed Amount, the 171 17th Street owner will pay to the lender a principal payment in an amount sufficient to reduce the outstanding principal balance of the loan to an amount less than the then reduced Committed Amount. The remaining principal balance, all accrued and unpaid interest and any other amounts will be due at maturity.
(8) As of September 30, 2015, $63.5 million had been disbursed to the Company and $13.1 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(9) As of September 30, 2015, $143.9 million had been disbursed to the Company and $31.1 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(10) As of September 30, 2015, $35.0 million had been disbursed to the Company and $12.2 million remained available to be used for future disbursements, subject to certain conditions set forth in the loan documents.
(11) See “– Recent Financing Transactions – 201 17th Street Mortgage Loan.”
(12) See “– Recent Financing Transactions – CrossPoint at Valley Forge Mortgage Loan.”
(13) See “– Recent Financing Transactions – The Almaden Mortgage Loan.”
(14) See “– Recent Financing Transactions – Promenade I & II at Eilan Mortgage Loan.”
As of September 30, 2015 and December 31, 2014, the Company’s deferred financing costs were $12.6 million and $11.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2015, the Company incurred $17.3 million and $37.4 million of interest expense, respectively. During the three and nine months ended September 30, 2014, the Company incurred $6.6 million and $18.2 million of interest expense, respectively. As of September 30, 2015 and December 31, 2014, $3.1 million and $2.4 million of interest expense were payable, respectively. Included in interest expense for the three and nine months ended September 30, 2015 was $0.9 million and $2.5 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2014 was $0.5 million and $1.4 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s derivative instruments for the three and nine months ended September 30, 2015 was $9.4 million and $14.7 million, respectively. Interest expense incurred as a result of the Company’s derivative instruments for the three and nine months ended September 30, 2014 was $1.6 million and $4.0 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2015 (in thousands):

October 1, 2015 through December 31, 2015	$—
2016	77,457
2017	293,231
2018	671,704
2019	227,081
Thereafter	306,786
$1,576,259
The Company’s notes payable contain financial debt covenants. As of September 30, 2015, the Company was in compliance with these debt covenants.
Recent Financing Transactions
201 17th Street Mortgage Loan
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
On July 28, 2015, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on $48.6 million of its floating rate debt at 3.55% effective from August 1, 2017 through August 1, 2020.
KBS REIT Properties III, LLC (“REIT Properties III”) is providing a guaranty of 20% of the principal outstanding under the 201 17th Street Mortgage Loan as of the date the loan becomes due and payable in full. REIT Properties III is also providing a guaranty with respect to any deficiency, loss or damage suffered by the lender under the 201 17th Street Mortgage Loan as a result of: certain intentional actions committed by the 201 17th Street Borrower in violation of the guaranty; certain intentional actions committed by the 201 17th Street Borrower and/or REIT Properties III in violation of the loan documents; or certain bankruptcy or insolvency proceedings involving the 201 17th Street Borrower.
CrossPoint at Valley Forge Mortgage Loan
On August 18, 2015, in connection with the acquisition of CrossPoint at Valley Forge, the Company, through an indirect wholly owned subsidiary (the “CrossPoint at Valley Forge Borrower”), entered into a mortgage loan with an unaffiliated lender for borrowings of $51.0 million, secured by CrossPoint at Valley Forge (the “CrossPoint at Valley Forge Mortgage Loan”). The CrossPoint at Valley Forge Mortgage Loan matures on September 1, 2022 and bears interest at a floating rate of 150 basis points over one-month LIBOR. Monthly payments are initially interest-only. Beginning October 1, 2020, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years at an interest rate of 6.50%. The Company has the right to repay the loan in part or in whole at any time subject to certain conditions described in the loan documents.
On August 19, 2015, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on the CrossPoint at Valley Forge Mortgage Loan at 3.33% effective from September 1, 2015 through September 1, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

REIT Properties III is providing a limited guaranty, in connection with the CrossPoint at Valley Forge Mortgage Loan, of the payment of certain potential costs, expenses, losses, damages, penalties, claims or other obligations incurred or suffered by the lender as a result of certain intentional actions committed by REIT Properties III, the CrossPoint at Valley Forge Borrower and/or any of their affiliates in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the CrossPoint at Valley Forge Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the CrossPoint at Valley Forge Borrower, as described in the guaranty of recourse carveouts.
Portfolio Loan Modification
On September 17, 2015, the Company, through indirect wholly owned subsidiaries (the “Borrowers”), entered into a modified loan agreement to increase the committed amount of an existing portfolio loan (the “Portfolio Loan”) to $255.0 million, subject to certain conditions contained in the loan agreement. The Portfolio Loan is composed of $127.5 million of term debt and $127.5 million of revolving debt. As of September 30, 2015, $127.5 million of the term debt and $97.0 million of the revolving debt was outstanding. The availability of the revolving debt is subject to certain conditions contained in the loan documents.
The maturity date of the Portfolio Loan is June 1, 2019, with a one-year extension option, subject to certain conditions contained in the loan agreement. The Portfolio Loan bears interest at a floating rate of 190 basis points over one-month LIBOR and monthly payments are interest only with the entire balance due at maturity, assuming no prior prepayment. The Company has the right to prepay all or a portion of the Portfolio Loan, subject to certain fees and conditions contained in the loan agreement. During the term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
In connection with the modified loan agreement, the Company added Village Center Station as collateral to the Portfolio Loan. As such, as of September 17, 2015, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station.
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
The Almaden Mortgage Loan
On September 23, 2015, in connection with the acquisition of The Almaden, the Company, through an indirect wholly owned subsidiary (“The Almaden Borrower”), entered into a mortgage loan with an unaffiliated lender for borrowings of up to $84.8 million secured by The Almaden (“The Almaden Mortgage Loan”). At closing, $76.1 million of the loan was funded and the remaining $8.7 million was available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to terms and conditions contained in the loan documents. The Almaden Mortgage Loan matures on October 1, 2016, with two six-month extensions options, subject to certain terms and conditions contained in the loan documents, and bears interest at a floating rate of 175 basis points over one-month LIBOR. Monthly payments are interest-only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The Almaden Borrower has the right to repay the loan in part or in whole at any time subject, in certain circumstances, to certain fees, expenses and conditions, all as described in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

REIT Properties III is providing a guaranty of up to 45% of the outstanding balance, plus certain other sums, under The Almaden Mortgage Loan. REIT Properties III is also providing a guaranty with respect to any costs, expenses, losses, damages, penalties, claims or other obligations incurred or suffered by the lender as a result of certain intentional actions committed by the Company, the Advisor, REIT Properties III, The Almaden Borrower and/or any other affiliate of the Company or REIT Properties III in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the The Almaden Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving The Almaden Borrower or REIT Properties III.
Promenade I & II at Eilan Mortgage Loan
On September 29, 2015, the Company, through an indirect wholly owned subsidiary (the “Promenade I & II at Eilan Borrower”), entered into a mortgage loan with an unaffiliated lender for borrowings of $37.3 million, secured by Promenade I & II at Eilan (the “Promenade I & II at Eilan Mortgage Loan”). The Promenade I & II at Eilan Mortgage Loan matures on October 1, 2022 and bears interest at a floating rate of 175 basis points over one-month LIBOR. Monthly payments are interest-only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The Promenade I & II at Eilan Borrower has the right to repay the loan in part or in whole at any time subject, in certain circumstances, to certain fees, expenses and conditions, all as described in the loan documents.
On September 30, 2015, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on the Promenade I & II at Eilan Mortgage Loan at 3.57% effective from October 3, 2016 through October 1, 2022.
REIT Properties III is providing a limited guaranty in connection with the Promenade I & II at Eilan Mortgage Loan of the payment of certain potential costs, expenses, losses, damages or liabilities incurred or suffered by the lender as a result of certain intentional actions committed by REIT Properties III, the Promenade I & II at Eilan Borrower, the Company, the Advisor and/or any of their affiliates in violation of the loan documents. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Promenade I & II at Eilan Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Promenade I & II at Eilan Borrower, REIT Properties III, the Company, the Advisor or any of their affiliates, as described in the recourse liability agreement.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of September 30, 2015 and December 31, 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2015		December 31, 2014			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2015
Derivative instruments designated as hedging instruments
Interest Rate Swaps	7	$625,130	7	$625,130	One-month LIBOR/ Fixed at 0.79% - 1.68%	1.35%	2.7

Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	9	$490,243	4	$264,680	One-month LIBOR/ Fixed at 1.81% - 2.37%	2.08%	3.6
Interest Rate Cap (2)	1	$353,380	—	$—	One-month LIBOR at 2.46%	2.46%	1.3
_____________________
(1) Included in these amounts are eight forward interest rate swaps with an aggregate notional amount of $439.2 million that were not yet in effect as of September 30, 2015. These eight interest rate swaps will become effective at various times during 2016 and 2017.
(2) On January 7, 2015, the Company entered into an interest rate cap with an unaffiliated LIBOR cap provider, for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

		September 30, 2015		December 31, 2014
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Deferred financing costs, prepaid expenses and other assets, at fair value	—	$—	2	$431
Interest Rate Swaps	Other liabilities, at fair value	7	$(9,341)	5	$(2,621)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	9	$(10,780)	4	$(1,494)
Interest Rate Cap	Deferred financing costs, prepaid expenses and other assets, at fair value	1	$6	—	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$1,849	$1,562	$5,216	$4,005
	1,849	1,562	5,216	4,005

Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	70	—	70	—
Unrealized loss on interest rate swaps	7,443	—	9,286	—
Unrealized loss on interest rate cap	16	—	169	—
	7,529	—	9,525	—
Increase in interest expense as a result of derivatives	$9,378	$1,562	$14,741	$4,005

Other comprehensive income related
Unrealized (losses) gains on derivative instruments	$(6,014)	$2,108	$(12,367)	$(5,224)
During the three and nine months ended September 30, 2015 and 2014, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $6.0 million as of September 30, 2015 and was included in accumulated other comprehensive income (loss).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash payments (receipts) which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected payments (receipts) on the cap (floor) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of September 30, 2015 and December 31, 2014, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$21,587	$21,609	$21,488	$19,968	$20,010	$19,914
Financial liabilities:
Notes payable	$1,576,259	$1,576,259	$1,579,429	$1,322,898	$1,322,898	$1,324,139
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
As of September 30, 2015, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate cap	$6	$—	$6	$—
Liability derivatives - interest rate swaps	(20,121)	—	(20,121)	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
During the three and nine months ended September 30, 2015 and 2014, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2015 and 2014, respectively, and any related amounts payable as of September 30, 2015 and December 31, 2014 (in thousands):

	Incurred		Incurred		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Asset management fees (1)	$5,318	$2,961	$14,132	$8,144	$11,637	$3,465
Reimbursement of operating expenses (2)	64	36	143	99	32	36
Real estate acquisition fees	4,160	1,328	7,178	3,885	—	—
Additional Paid-in Capital
Selling commissions	789	5,588	33,202	19,369	—	—
Dealer manager fees	389	2,640	15,748	9,335	—	—
Reimbursable other offering costs (3)	630	802	2,467	2,489	10	53
	$11,350	$13,355	$72,870	$43,321	$11,679	$3,554
_____________________
(1) As of September 30, 2015, the Company had accrued and deferred payment of $11.6 million of asset management fees. See “Deferral of Asset Management Fees” below.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $45,000 and $114,000 for the three and nine months ended September 30, 2015, respectively, and $36,000 and $99,000 for the three and nine months ended September 30, 2014, respectively, and were the only employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2015 and 2014, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Also see “Other Offering Costs” below.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage. During the nine months ended September 30, 2015, the Advisor incurred $0.1 million of the costs of the supplemental coverage obtained by the Company.
Other Offering Costs
Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in each of the Offering and its now withdrawn follow-on offering (the “Follow-on Offering”) exceed 15% of the gross offering proceeds of the respective offering. The Company ceased offering shares of common stock in the primary Offering on May 29, 2015 and terminated the primary Offering on July 28, 2015. As of September 30, 2015, organizational and offering costs in the Offering did not exceed 15% of the gross offering proceeds. From inception through September 30, 2015, the Company had recorded $1.2 million of offering costs related to the Follow-on Offering.
On August 24, 2015, the Company withdrew the registration statement for the Follow-on Offering. As such, during the nine months ended September 30, 2015, the Advisor reimbursed the Company for the $1.2 million of offering costs related to the Follow-on Offering previously incurred by the Company. Such costs were included in deferred financing costs, prepaid expenses and other assets as of December 31, 2014. During the three months ended March 31, 2015, such costs were reclassified to due from affiliate for all periods presented due to management's expectations that significant proceeds would not be raised in the Follow-on Offering and that such costs would be reimbursed from the Advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
As of September 30, 2015, the Company had accrued and deferred payment of $11.6 million of asset management fees under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commences on March 1, 2016 and terminates on August 31, 2019. Upon commencement, the annualized base rent (net of rental abatements) for this tenant will be approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the lease term will be $51.90 per square foot. No rental income related to this lease was recognized during the three and nine months ended September 30, 2015.
Prior to their approval of the lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

11. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The Company acquired seven office properties during the nine months ended September 30, 2015, which were accounted for as business combinations. The following unaudited pro forma information for the three and nine months ended September 30, 2015 and 2014 has been prepared to give effect to the acquisitions of Park Place Village, CrossPoint at Valley Forge, 515 Congress and The Almaden as if these acquisitions occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$89,684	$59,635	$254,205	$167,070
Depreciation and amortization	$37,741	$24,100	$108,158	$67,938
Net (loss) income	$(9,446)	$(1,732)	$(15,503)	$2,996
The unaudited pro forma information for the three and nine months ended September 30, 2015 was adjusted to exclude $5.8 million and $7.7 million, respectively, of acquisition costs related to Park Place Village, CrossPoint at Valley Forge, 515 Congress and The Almaden incurred by the Company in 2015.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2015.

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 1, 2015, the Company paid distributions of $9.5 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2015 through September 30, 2015. On November 2, 2015, the Company paid distributions of $9.8 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2015 through October 31, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Distributions Declared
On October 13, 2015, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2015 through November 30, 2015, which the Company expects to pay in December 2015. On November 9, 2015, the Company's board of directors declared distributions based on daily record dates for the period December 1, 2015 through December 31, 2015, which the Company expects to pay in January 2016, and distributions based on daily record dates for the period from January 1, 2016 through January 31, 2016, which the Company expects to pay in February 2016. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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
Real Estate Acquisition Subsequent to September 30, 2015
Acquisition of 3001 Washington Boulevard
On November 6, 2015, the Company, through an indirect wholly owned subsidiary, acquired an office property containing 94,837 rentable square feet located in Arlington, Virginia (“3001 Washington Boulevard”). The seller is not affiliated with the Company or the Advisor. The purchase price of 3001 Washington Boulevard was $52.0 million plus closing costs.
The construction of 3001 Washington Boulevard was completed in 2014. The building is physically connected to 3003 Washington Boulevard, which was acquired by the Company in December 2014. As of November 6, 2015, 3001 Washington Boulevard was 37.4% leased to two tenants with a weighted-average remaining lease term of 10.6 years.
Financing Subsequent to September 30, 2015
515 Congress Mortgage Loan
On October 22, 2015, the Company, through an indirect wholly owned subsidiary (the “515 Congress Borrower”), entered into a mortgage loan with an unaffiliated lender for borrowings of up to $75.8 million secured by 515 Congress (the “515 Congress Mortgage Loan”). At closing, $67.5 million was funded and the remaining $8.3 million was available for future disbursements to be used for certain capital expenditures, tenant improvements and lease commissions, subject to certain terms and conditions contained in the loan documents. The 515 Congress Mortgage Loan matures on November 1, 2020 and bears interest at a floating rate of 170 basis points over one-month LIBOR. Monthly payments are interest-only during the term of the loan. The 515 Congress Borrower has the right to repay the loan in part and in whole subject to certain fees, expenses and conditions, all as described in the loan documents.
REIT Properties III is providing a limited guaranty with respect to certain obligations and liabilities, and related interest, costs, fees and expenses, owed by the 515 Congress Borrower to the lender under the 515 Congress Mortgage Loan relating to: certain intentional actions committed by the 515 Congress Borrower and/or REIT Properties III in violation of the loan documents; and the recovery of certain proceeds, deposits, costs or damages from the 515 Congress Borrower. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the 515 Congress Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the 515 Congress Borrower or of certain transfers of 515 Congress in violation of the loan documents.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of September 30, 2015, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. From time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

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
We have invested in and intend to invest in a diverse portfolio of real estate investments. Our primary investment focus is core office properties located throughout the United States, though we may also invest in industrial and retail properties. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy, and based on the current market outlook, we expect to continue this strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space in these properties at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also currently expect to allocate between 0 and 20% of our portfolio to real estate-related investments such as mortgage loans. As of September 30, 2015, we owned 26 office properties, one mixed-use office/retail property and had originated one first mortgage loan.
We sold 169,009,207 shares of common stock in our now terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of September 30, 2015, we had sold 8,935,560 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $87.6 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures.
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
Also as of September 30, 2015, we had redeemed 1,385,346 shares sold in our initial public offering for $13.4 million.
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
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. The escalating war with the Islamic State and the epidemic of refugees fleeing Syria have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a weakening of global economic conditions. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and the possibility of deflation becomes a very real risk. While the U.S. economy has rebounded from the 2008-2009 recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kick start the country’s economy. To date the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. The Japanese economy remains weak, with little or no economic growth. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the EU economy still experiencing low or negative economic growth, the ECB is now poised to increase its QE program by broadening the amount and type of securities purchased. It is difficult to predict how all of this economic stimulus will unwind. While the goal of the easy monetary policy is to stimulate economic growth, the possibility of negative unintended consequences occurring, such as deflation, appears to be very real.
From the beginning of the financial crisis, the Federal Reserve has maintained an accommodative monetary policy. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve. As of third quarter of 2015, the Federal Reserve had not yet increased interest rates, but it is expected that sometime soon the Federal Reserve will make such an increase.
In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 5.0% as of October 2015. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In the first quarter of 2015, growth was well below expectations at 0.6%. The second quarter of 2015 rebounded strongly with 3.9%, and the third quarter of 2015 has come in at an initial level of 1.5%. The muted third quarter growth is being explained as the result of a strong dollar and a decrease in demand for U.S. exports. Throughout 2015 corporate revenues and earnings have experienced a reduced level of growth.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

With the backdrop of increasing levels of global political conflict and deteriorating economic conditions, the U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from strong inflows of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to an uptick in construction and development. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets. A potential bubble could decrease the flow of capital into the United States and could lead to a decrease in the demand for U.S. commercial real estate assets, resulting in a decline in commercial real estate values.
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
As of September 30, 2015, we owned one fixed rate real estate loan receivable with a principal balance of $21.6 million and a carrying value of $21.6 million that matures in 2016.
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
As of September 30, 2015, we had debt obligations in the aggregate principal amount of $1.6 billion, with a weighted-average remaining term of 3.1 years. We had a total of $102.7 million of fixed rate notes payable and $1.5 billion of variable rate notes payable. The interest rates on $676.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into eight interest rate swaps with an aggregate notional amount of $439.2 million, which will be effective at various times from 2016 through 2022. We also have an interest rate cap for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017.
Liquidity and Capital Resources
We sold 169,009,207 shares of common stock in our now terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of September 30, 2015, we had sold 8,935,560 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $87.6 million. Also as of September 30, 2015, we had redeemed 1,385,346 shares sold in our initial public offering for $13.4 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015.

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
Our principal demands for funds during the short and long-term are and will be for the acquisition of additional real estate investments; operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. Our primary sources of capital for meeting our cash requirements are as follows:

•	Remaining proceeds from our now-terminated primary initial public offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate investments.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2015, we owned 26 office properties and one mixed-use office/retail property that were collectively 91% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of September 30, 2015, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of September 30, 2015, we had mortgage debt obligations in the aggregate principal amount of $1.6 billion, with a weighted-average remaining term of 3.1 years. As of September 30, 2015, we had $14.8 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We made distributions to our stockholders during the nine months ended September 30, 2015 using cash flow from operations from current and prior periods and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2015 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of September 30, 2015, we owned 26 office properties, one mixed-use office/retail property and one real estate loan receivable. During the nine months ended September 30, 2015, net cash provided by operating activities was $70.3 million, compared to net cash provided by operating activities of $35.5 million during the nine months ended September 30, 2014. Net cash provided by operating activities increased in 2015 primarily as a result of the growth in our real estate portfolio.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash used in investing activities was $754.2 million for the nine months ended September 30, 2015 and primarily consisted of the following:

•	$703.3 million for the acquisitions of seven real estate properties;

•	$49.1 million of improvements to real estate;

•	$1.7 million of advances on our real estate loan receivable; and

•	$0.2 million for the purchase of an interest rate cap.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our initial public offering, debt financings and distributions paid to our stockholders. During the nine months ended September 30, 2015, net cash provided by financing activities was $682.2 million and primarily consisted of the following:

•
$472.1 million of net cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $52.8 million;

•
$249.6 million of net cash provided by debt financing as a result of proceeds from notes payable of $359.3 million, partially offset by principal payments on notes payable of $106.0 million and payments of deferred financing costs of $3.8 million;

•	$34.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $39.9 million;

•	$6.3 million of cash used for redemptions of common stock; and

•	$1.2 million of cash reimbursed from affiliate related to other offering costs.
Once we have fully invested the proceeds of our public offering, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, we do not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of September 30, 2015, our borrowings and other liabilities were approximately 53% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
As of September 30, 2015, we had accrued and deferred payment of $11.6 million of asset management fees under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.  The amount of asset management fees deferred will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the speed with which we are able to deploy the capital we raised in our public offering, the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by future acquisitions, the performance of all of the real estate investments in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals even after the initial deferrals are fully repaid.
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
On September 27, 2015, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$1,576,259	$—	$370,688	$898,785	$306,786
Interest payments on outstanding debt obligations (2)	125,923	9,889	72,184	32,812	11,038
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $25.4 million, excluding amortization of deferred financing costs totaling $2.5 million and unrealized losses on derivatives of $9.5 million, during the nine months ended September 30, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of September 30, 2014, we owned 14 office properties and one real estate loan receivable. As of September 30, 2015, we owned 26 office properties, one mixed-use office/retail property and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the real estate investments acquired in 2015 for an entire period and anticipated future acquisitions of real estate investments. As a result, the results of operations presented for the three and nine months ended September 30, 2015 and 2014 are not directly comparable due to our acquisition activity.
Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014
The following table provides summary information about our results of operations for the three months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase	Percentage Change	$ Change Due to Acquisitions(1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$64,963	$35,816	$29,147	81%	$27,804	$1,343
Tenant reimbursements	14,999	10,806	4,193	39%	3,791	402
Interest income from real estate loan receivable	407	342	65	19%	—	65
Other operating income	3,460	1,416	2,044	144%	1,893	151
Operating, maintenance and management costs	20,716	11,511	9,205	80%	8,418	787
Real estate taxes and insurance	13,448	7,830	5,618	72%	5,081	537
Asset management fees to affiliate	5,318	2,961	2,357	80%	2,206	151
Real estate acquisition fees to affiliate	4,160	1,328	2,832	213%	2,832	n/a
Real estate acquisition fees and expenses	2,686	275	2,411	877%	2,411	n/a
General and administrative expenses	1,143	777	366	47%	n/a	n/a
Depreciation and amortization	35,879	20,164	15,715	78%	15,231	484
Interest expense	17,342	6,631	10,711	162%	n/a	n/a
_____________________
(1) Represents the dollar amount increase for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 related to real estate investments acquired on or after July 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $46.6 million for the three months ended September 30, 2014 to $80.0 million for the three months ended September 30, 2015 primarily as a result of the growth in our real estate portfolio. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.3 million during the three months ended September 30, 2014 to $0.4 million during the three months ended September 30, 2015. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to vary in future periods as we make advances under the real estate loan receivable or receive principal repayments and to the extent we make any additional investments in real estate loans receivable.
Other operating income increased from $1.4 million during the three months ended September 30, 2014 to $3.5 million for the three months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Operating, maintenance and management costs increased from $11.5 million for the three months ended September 30, 2014 to $20.7 million for the three months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance increased from $7.8 million for the three months ended September 30, 2014 to $13.4 million for the three months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Asset management fees with respect to our real estate investments increased from $3.0 million for the three months ended September 30, 2014 to $5.3 million for the three months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate investments. As of September 30, 2015, there were $11.6 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “- Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates increased from $1.6 million for the three months ended September 30, 2014 to $6.8 million for the three months ended September 30, 2015 due to an increase in acquisition activity. We acquired four real estate properties for $413.3 million during the three months ended September 30, 2015. During the three months ended September 30, 2014, we acquired one real estate property for $132.2 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $20.2 million for the three months ended September 30, 2014 to $35.9 million for the three months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $6.6 million for the three months ended September 30, 2014 to $17.3 million for the three months ended September 30, 2015. Included in interest expense is the amortization of deferred financing costs of $0.5 million and $0.9 million for the three months ended September 30, 2014 and 2015, respectively. Interest expense incurred as a result of our derivative instruments for the three months ended September 30, 2014 and 2015 was $1.6 million and $9.4 million, respectively, which includes $7.5 million of unrealized losses on derivative instruments for the three months ended September 30, 2015. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2014 and 2015. We expect interest expense to increase in future periods as a result of borrowings in 2015 being outstanding for an entire period and additional borrowing for anticipated future acquisitions of real estate investments.
Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2014
The following table provides summary information about our results of operations for the nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$174,408	$100,401	$74,007	74%	$72,341	$1,666
Tenant reimbursements	39,019	30,225	8,794	29%	8,468	326
Interest income from real estate loan receivable	1,190	989	201	20%	—	201
Other operating income	9,629	3,683	5,946	161%	5,718	228
Operating, maintenance and management costs	52,467	32,150	20,317	63%	20,718	(401)
Real estate taxes and insurance	36,495	23,898	12,597	53%	12,450	147
Asset management fees to affiliate	14,132	8,144	5,988	74%	5,682	306
Real estate acquisition fees to affiliate	7,178	3,885	3,293	85%	3,293	n/a
Real estate acquisition fees and expenses	3,849	745	3,104	417%	3,104	n/a
General and administrative expenses	3,428	2,404	1,024	43%	n/a	n/a
Depreciation and amortization	97,826	56,726	41,100	72%	41,014	86
Interest expense	37,393	18,197	19,196	105%	n/a	n/a
Gain on sale of real estate, net	—	10,895	(10,895)	(100)%	(10,895)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 related to real estate investments acquired or disposed of on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 with respect to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements from our real estate properties increased from $130.6 million for the nine months ended September 30, 2014 to $213.4 million for the nine months ended September 30, 2015 primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $1.0 million during the nine months ended September 30, 2014 to $1.2 million during the nine months ended September 30, 2015. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to vary in future periods as we make advances under the real estate loan receivable or receive principal repayments and to the extent we make any additional investments in real estate loans receivable.
Other operating income increased from $3.7 million during the nine months ended September 30, 2014 to $9.6 million for the nine months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Operating, maintenance and management costs increased from $32.2 million for the nine months ended September 30, 2014 to $52.5 million for the nine months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Real estate taxes and insurance increased from $23.9 million for the nine months ended September 30, 2014 to $36.5 million for the nine months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Asset management fees with respect to our real estate investments increased from $8.1 million for the nine months ended September 30, 2014 to $14.1 million for the nine months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect asset management fees to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate investments. As of September 30, 2015, there were $11.6 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “- Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates increased from $4.6 million for the nine months ended September 30, 2014 to $11.0 million for the nine months ended September 30, 2015 due to an increase in acquisition activity. We acquired seven real estate properties for $703.4 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we acquired three real estate properties for $386.0 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $56.7 million for the nine months ended September 30, 2014 to $97.8 million for the nine months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $18.2 million for the nine months ended September 30, 2014 to $37.4 million for the nine months ended September 30, 2015. Included in interest expense is the amortization of deferred financing costs of $1.4 million and $2.5 million for the nine months ended September 30, 2014 and 2015, respectively. Interest expense incurred as a result of our derivative instruments for the nine months ended September 30, 2014 and 2015 was $4.0 million and $14.7 million, respectively, which includes $9.5 million of unrealized losses on derivative instruments for the nine months ended September 30, 2015. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2014 and 2015. We expect interest expense to increase in future periods as a result of borrowings in 2015 being outstanding for an entire period and additional borrowing for anticipated future acquisitions of real estate investments.
During the nine months ended September 30, 2014, we sold one office property that resulted in a gain on sale of $10.9 million. During the nine months ended September 30, 2015, we did not dispose of any properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) related to our now-terminated primary initial public offering were sometimes paid and, with respect to our dividend reinvestment plan, may be paid by our advisor, our dealer manager or their affiliates on our behalf, or we may pay these costs directly. Offering costs include all costs incurred in connection with our now-terminated primary initial public offering or our now withdrawn follow-on offering (the “Follow-on Offering”) or incurred or to be incurred with respect to our dividend reinvestment plan. Organization costs include all costs incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs in our initial public offering, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the dealer manager agreement, we were obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incurred on our behalf.  However, at the termination of our now-terminated primary initial public offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds. In addition, at the end of our now-terminated primary initial public offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of gross offering proceeds. We directly paid or reimbursed our dealer manager for underwriting compensation as discussed in the prospectus for our initial public offering, provided that within 30 days after the end of the month in which our now-terminated primary initial public offering terminated, our dealer manager was required to reimburse us to the extent that our reimbursements caused total underwriting compensation for our now-terminated primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly paid or reimbursed our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by us to our advisor or our dealer manager could cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our now-terminated primary initial public offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of September 30, 2015, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through September 30, 2015, including shares issued through our dividend reinvestment plan, we had sold 177,944,767 shares in our initial public offering for gross offering proceeds of $1.8 billion and incurred selling commissions and dealer manager fees of $158.8 million and organization and other offering costs of $23.7 million in our initial public offering.
In addition, from inception through September 30, 2015, we had recorded $1.2 million of offering costs related to the now withdrawn Follow-on Offering. Pursuant to the advisory agreement, our advisor was obligated to reimburse us to the extent offering costs incurred by us in the Follow-on Offering exceeded 15% of the gross offering proceeds of the offering. On August 24, 2015, we withdrew the registration statement for the Follow-on Offering. As such, our advisor reimbursed us for $1.2 million of offering costs related to the Follow-on Offering.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2015 and 2014 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(16,838)	$(3,070)	$(28,356)	$95
Depreciation of real estate assets	15,234	7,885	39,828	21,282
Amortization of lease-related costs	20,645	12,279	57,998	35,444
Gain on sale of real estate, net	—	—	—	(10,895)
FFO	19,041	17,094	69,470	45,926
Straight-line rent and amortization of above- and below-market leases	(6,296)	(3,301)	(18,209)	(9,990)
Amortization of discounts and closing costs	7	6	20	19
Unrealized losses on derivative instruments	7,459	—	9,455	—
Real estate acquisition fees to affiliate	4,160	1,328	7,178	3,885
Real estate acquisition fees and expenses	2,686	275	3,849	745
MFFO	$27,057	$15,402	$71,763	$40,585
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO and MFFO to improve as we acquire additional real estate investments.
Distributions
Until we have fully invested the proceeds of our public offering, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from (used in) operating activities were as follows for the first, second and third quarters of 2015 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2015	$21,581	$0.160	$9,514	$10,743	$20,257	$14,230
Second Quarter 2015	26,609	0.162	11,722	13,575	25,297	28,853
Third Quarter 2015	28,884	0.164	13,138	15,541	28,679	27,196
	$77,074	$0.486	$34,374	$39,859	$74,233	$70,279
_____________________

(1)	Distributions for the period from January 1, 2015 through September 30, 2015 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2015, we paid aggregate distributions of $74.2 million, including $34.4 million of distributions paid in cash and $39.8 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the nine months ended September 30, 2015 was $28.4 million. FFO for the nine months ended September 30, 2015 was $69.5 million and cash flow from operating activities was $70.3 million. See the reconciliation of FFO to net (loss) income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $68.1 million of cash flow from operating activities, $5.1 million of cash flow from operating activities in excess of distributions paid during second, third and fourth quarters of 2014 and $1.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
From inception through September 30, 2015, we paid cumulative distributions of $170.1 million and our cumulative net loss during the same period was $72.5 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments and the overall return to our stockholders may be reduced.
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
Distributions Paid
On October 1, 2015, we paid distributions of $9.5 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2015 through September 30, 2015. On November 2, 2015, we paid distributions of $9.8 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2015 through October 31, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Declared
On October 13, 2015, our board of directors declared distributions based on daily record dates for the period from November 1, 2015 through November 30, 2015, which we expect to pay in December 2015. On November 9, 2015, our board of directors declared distributions based on daily record dates for the period December 1, 2015 through December 31, 2015, which we expect to pay in January 2016, and distributions based on daily record dates for the period from January 1, 2016 through January 31, 2016, which we expect to pay in February 2016. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
Real Estate Acquisition Subsequent to September 30, 2015
Acquisition of 3001 Washington Boulevard
On November 6, 2015, we, through an indirect wholly owned subsidiary, acquired an office property containing 94,837 rentable square feet located in Arlington, Virginia (“3001 Washington Boulevard”). The seller is not affiliated with us or our advisor. The purchase price of 3001 Washington Boulevard was $52.0 million plus closing costs.
The construction of 3001 Washington Boulevard was completed in 2014. The building is physically connected to 3003 Washington Boulevard, which was acquired by us in December 2014. As of November 6, 2015, 3001 Washington Boulevard was 37.4% leased to two tenants with a weighted-average remaining lease term of 10.6 years.
Financing Subsequent to September 30, 2015
515 Congress Mortgage Loan
On October 22, 2015, we, through an indirect wholly owned subsidiary (the “515 Congress Borrower”), entered into a mortgage loan with an unaffiliated lender for borrowings of up to $75.8 million secured by 515 Congress (the “515 Congress Mortgage Loan”). At closing, $67.5 million was funded and the remaining $8.3 million was available for future disbursements to be used for certain capital expenditures, tenant improvements and lease commissions, subject to certain terms and conditions contained in the loan documents. The 515 Congress Mortgage Loan matures on November 1, 2020 and bears interest at a floating rate of 170 basis points over one-month LIBOR. Monthly payments are interest-only during the term of the loan. The 515 Congress Borrower has the right to repay the loan in part and in whole subject to certain fees, expenses and conditions, all as described in the loan documents.
KBS REIT Properties III, LLC (“REIT Properties III”) is providing a limited guaranty with respect to certain obligations and liabilities, and related interest, costs, fees and expenses, owed by the 515 Congress Borrower to the lender under the 515 Congress Mortgage Loan relating to: certain intentional actions committed by the 515 Congress Borrower and/or REIT Properties III in violation of the loan documents; and the recovery of certain proceeds, deposits, costs or damages from the 515 Congress Borrower. REIT Properties III is also providing a guaranty of the principal balance and any interest or other sums outstanding under the 515 Congress Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the 515 Congress Borrower or of certain transfers of 515 Congress in violation of the loan documents.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of September 30, 2015, the fair value and carrying value of our fixed rate real estate loan receivable was $21.5 million and $21.6 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2015, the fair value of our fixed rate debt was $105.8 million and the carrying value of our fixed rate debt was $102.7 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of September 30, 2015.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2015, we were exposed to market risks related to fluctuations in interest rates on $797.5 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $676.1 million of our variable debt. This amount does not take into account the impact of $439.2 million of forward interest rate swap agreements that were not yet effective as of September 30, 2015. Based on interest rates as of September 30, 2015, if interest rates were 100 basis points higher during the 12 months ending September 30, 2016, interest expense on our variable rate debt would increase by $8.0 million. As of September 30, 2015, one-month LIBOR was 0.19300% and if this index was reduced to 0% during the 12 months ending September 30, 2016, interest expense on our variable rate debt would decrease by $1.5 million. As of September 30, 2015, we did not own any variable rate loans receivable.
The annual effective interest rate of our fixed rate real estate loan receivable as of September 30, 2015 was 7.5%. The effective interest rate represents the effective interest rate as of September 30, 2015, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of September 30, 2015 were 4.0% and 2.4%, respectively.  The interest rate and weighted-average interest rate represent the actual interest rate in effect as of September 30, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2015 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We have paid distributions in part from financings (including with an advance from KBS Capital Advisors, LLC, our advisor, that we have repaid with debt financing) and expect that in the future we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions with proceeds from the sale of assets or from the maturity, payoff or settlement of debt investments. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operating activities available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flow from operating activities in future periods. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available with which to make real estate investments and the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operating activities. From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities.
For the nine months ended September 30, 2015, we paid aggregate distributions of $74.2 million, including $34.4 million of distributions paid in cash and $39.8 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $68.1 million (92%) of cash flow from operating activities, $5.1 million (7%) of cash flow from operating activities in excess of distributions paid during second, third and fourth quarters of 2014 and $1.0 million (1%) of debt financing. For the nine months ended September 30, 2015, our cash flow from operating activities to distributions paid coverage ratio was 95% and our funds from operations to distributions paid coverage ratio was 93%.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

We sold 169,009,207 shares of common stock in our now terminated primary initial public offering for gross proceeds of $1.7 billion. As of September 30, 2015, we had sold 8,935,560 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $87.6 million. As of September 30, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our most recent prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$158,827	Actual
Finders’ fees	—	Actual
Other underwriting compensation	11,048	Actual
Other organization and offering costs (excluding underwriting compensation)	12,659	Actual
Total expenses	$182,534

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.1%	Actual
From the commencement of our initial public offering through September 30, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.6 billion, including net offering proceeds from our dividend reinvestment plan of $87.6 million.
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
As of September 30, 2015, we had used the net proceeds from our now-terminated primary offering and dividend reinvestment plan and debt financing to invest $3.2 billion in 28 real estate properties and one real estate-related investment, including $43.8 million of acquisition fees and origination fees, acquisition and origination expenses and closing costs. On February 19, 2014, we sold Las Cimas IV for $43.2 million, which proceeds have been used to make additional investments.

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
During the nine months ended September 30, 2015, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	39,402	$9.66	(3)
February 2015	61,827	$9.96	(3)
March 2015	82,638	$9.59	(3)
April 2015	43,052	$9.53	(3)
May 2015	70,658	$9.66	(3)
June 2015	69,828	$10.12	(3)
July 2015	76,599	$9.68	(3)
August 2015	67,050	$9.64	(3)
September 2015	130,796	$9.81	(3)
Total	641,850
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2014, our net proceeds from the dividend reinvestment plan were $29.3 million. During the nine months ended September 30, 2015, we redeemed $6.3 million of shares of common stock and $23.0 million was available for redemptions of shares eligible for redemption for the remainder of 2015.
Item 3. Defaults upon Senior Securities
None.

PART II. OTHER INFORMATION (CONTINUED)

Item 4. Mine Safety Disclosures
None.
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

4.3	Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q, filed August 12, 2015

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2015

10.2
Assumption and Joinder Agreement (related to the Portfolio Loan), by and among KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Park Place Village, LLC, KBSIII 1550 West McEwen Drive, LLC, U.S. Bank National Association, Regions Bank, MUFG Union Bank, N.A. and Fifth Third Bank, dated as of June 19, 2015

10.3	First Modification Agreement (Short Form - Domain Gateway) (related to the Portfolio Loan), by and between KBSIII Domain Gateway, LLC, and U.S. Bank National Association, dated as of June 19, 2015

10.4
First Modification Agreement (Short Form - Salt Lake Hardware) (related to the Portfolio Loan), by and between KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 19, 2015

10.5	First Modification Agreement (Short Form - Lake Carolyn) (related to the Portfolio Loan), by and between KBSIII Tower at Lake Carolyn, LLC and U.S. Bank National Association, dated as of June 19, 2015

10.6	First Modification Agreement (Short Form - McEwen) (related to the Portfolio Loan), by and between KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated as of June 19, 2015

10.7
First Modification Agreement (Long Form) (related to the Portfolio Loan), by and among KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Park Place Village, LLC, KBSIII 1550 West McEwen Drive, LLC, Regions Bank, Fifth Third Bank, MUFG Union Bank, N.A. and U.S. Bank National Association, dated as of June 19, 2015

10.8
Assumption and Joinder Agreement (related to the Portfolio Loan), by and among KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Park Place Village, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII Village Center Station, LLC, U.S. Bank National Association, Regions Bank, MUFG Union Bank, N.A., Fifth Third Bank and JP Morgan Chase Bank, N.A., dated as of September 16, 2015

10.9
Second Modification Agreement (Short Form - Domain Gateway) (related to the Portfolio Loan), by and between KBSIII Domain Gateway, LLC, and U.S. Bank National Association, dated as of September 16, 2015

10.10
Second Modification Agreement (Short Form - Salt Lake Hardware) (related to the Portfolio Loan), by and between KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of September 16, 2015

10.11
Second Modification Agreement (Short Form - Lake Carolyn) (related to the Portfolio Loan), by and between KBSIII Tower at Lake Carolyn, LLC and U.S. Bank National Association, dated as of September 16, 2015

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits (continued)

Ex.	Description

10.12
Promissory Note (Revolving Loan) (related to the Portfolio Loan), by KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Park Place Village, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII Village Center Station, LLC for the benefit of JP Morgan Chase Bank, N.A., dated as of September 16, 2015

10.13
Second Modification Agreement (Short Form - McEwen) (related to the Portfolio Loan), by and between KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated as of September 16, 2015

10.14
Second Modification Agreement (Short Form - Park Place Village) (related to the Portfolio Loan), by and between KBSIII Park Place Village, LLC and U.S. Bank National Association, dated as of September 16, 2015

10.15
Second Modification Agreement (Long Form) (related to the Portfolio Loan), by and among KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Park Place Village, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII Village Center Station, LLC, Regions Bank, Fifth Third Bank, MUFG Union Bank, N.A., JP Morgan Chase Bank, N.A. and U.S. Bank National Association, dated as of September 16, 2015

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 12, 2015	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 12, 2015	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)