Form 10-K
period 2015-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2016-03-14
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
While there is no established market for the Registrant’s shares of common stock, the Registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-164703). The Registrant ceased offering shares of common stock in its primary initial public offering on May 29, 2015. The last price paid to acquire a share in the Registrant’s primary initial public offering was $10.51 per share. On December 8, 2015, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.04 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of a reduction to the Registrant’s net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 8, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
There were approximately 174,298,617 shares of common stock held by non-affiliates as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 7, 2016, there were 179,272,684 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of December 31, 2015, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. From time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

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

•
Our real estate investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our real estate properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us and could in turn make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•
We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; funding our real estate loan receivable; the acquisition or origination of real estate investments, which include payment of acquisition or origination fees to our advisor; and the repayment of debt. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

•	Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

•
Our charter does not require us to liquidate our assets and dissolve by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. No public market currently exists for our shares of common stock, and we have no plans at this time to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. Our shares cannot be readily sold and, if our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount from the price our stockholders paid to acquire the shares and from our estimated value per share.

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
On February 4, 2010, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager was responsible for marketing our shares in our initial public offering. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015.
We have invested substantially all of the proceeds of our now-terminated initial public offering in a diverse portfolio of real estate investments. From time to time, and based upon asset sales, the maturity, prepayment or workout of debt-related investments, availability under our debt facilities or market conditions, we may seek to make additional real estate investments. As of December 31, 2015, we owned 27 office properties and one mixed-use office/retail property and had originated one first mortgage loan.
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2015, we had also sold 10,487,846 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $103.1 million.
Additionally, on October 3, 2014, we issued 258,462 shares of common stock, for $2.4 million, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
We plan to continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
Also as of December 31, 2015, we had redeemed 1,829,232 shares sold in our initial public offering for $17.7 million.
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
Objectives and Strategies
Our primary investment objectives are to preserve and return our stockholders’ capital contributions and to provide our stockholders with attractive and stable cash distributions. We will also seek to realize growth in the value of our investments by timing asset sales to maximize asset value.

2015 Investment Highlights
During 2015, we acquired:

•	one office property consisting of 234,915 rentable square feet located in Greenwood Village, Colorado for $76.5 million plus closing costs;

•	one mixed-use office/retail property consisting of 10 buildings containing an aggregate of 483,054 rentable square feet located in Leawood, Kansas for $126.5 million plus closing costs;

•	one office property containing 355,870 rentable square feet located in Atlanta, Georgia for $87.0 million plus closing costs;

•	one office property consisting of two buildings containing an aggregate 205,726 rentable square feet located in San Antonio, Texas for $61.4 million plus closing costs;

•	one office property containing 272,360 rentable square feet located in Wayne, Pennsylvania for $89.5 million plus closing costs;

•	one office property containing 258,176 rentable square feet located in Austin, Texas for $112.4 million plus closing costs;

•	one office property consisting of three buildings containing an aggregate of 416,126 rentable square feet located in San Jose, California for $150.0 million plus closing costs; and

•	one office property containing 94,837 rentable square feet located in Arlington, Virginia for $51.5 million plus closing costs.
Real Estate Portfolio
We have made investments in core real estate properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. Our primary investment focus is core office properties located throughout the United States, though we may also invest in other types of properties. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics may provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties required or will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties will provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects.
The core office properties in which we have invested include low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations in or near central business districts with access to transportation.
We generally hold fee title to the real estate properties in our portfolio. We may also enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) or participations for the purpose of obtaining interests in real estate properties and other real estate investments.
We generally intend to hold our core properties for three to seven years, which we believe is a reasonable period to enable us to capitalize on the potential for increased income and capital appreciation of properties. However, economic and market conditions may influence us to hold our real estate properties for different periods of time.
We have invested substantially all of the proceeds of our now-terminated initial public offering in a diverse portfolio of real estate investments. From time to time, and based upon asset sales, the maturity, prepayment or workout of debt-related investments, availability under our debt facilities or market conditions, we may seek to make additional real estate investments.
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

We may also invest in debt and equity securities. The debt securities in which we may invest include commercial mortgage-backed securities (“CMBS”) and debt securities issued by other real estate companies. While we may invest in any of these debt-related investments, we expect that the majority of these investments will be CMBS. With respect to equity securities, we may purchase the common or preferred stock of REITs or other real estate companies or options to acquire their stock. We may purchase the stock of a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds we raised in our now terminated initial public offering, or to represent a substantial portion of our assets at any one time.
We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our portfolio composition may vary from what we initially expect. In fact, we may invest in whatever types of real estate or real estate-related assets we believe are in our best interests. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
We acquired our first real estate property on September 29, 2011. As of December 31, 2015, our real estate portfolio was composed of 27 office properties and one mixed-use office/retail property encompassing an aggregate of 10.6 million rentable square feet and was collectively 92% occupied. For more information on our real estate investments, including tenant information, see Item 1, Part 2, “Properties.”
The following charts illustrate the geographic diversification of our real estate properties based on total leased square feet and total annualized base rent as of December 31, 2015:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 18.8% of our total annualized base rent as of December 31, 2015. The chart below illustrates the diversity of tenant industries in our real estate portfolio based on total annualized base rent as of December 31, 2015:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 4% of total.
As of December 31, 2015, we owned one real estate loan receivable with an outstanding principal balance of $22.0 million that matures on July 1, 2016.
Financing Objectives
We financed our real estate acquisitions to date with a combination of the proceeds received from our now-terminated initial public offering and debt. We may use proceeds from borrowings to finance acquisitions of new properties or assets or for originations of new loans; to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio. We may elect to secure financing subsequent to the acquisition date of future real estate properties and initially acquire investments without debt financing. To the extent that we do not finance our properties and other investments, our ability to acquire additional real estate investments will be restricted.
We expect to borrow funds at fixed and variable rates. As of December 31, 2015, we had debt obligations in the aggregate principal amount of $1.7 billion, with a weighted-average remaining term of 2.9 years. We have a total of $102.7 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. The interest rates on $676.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of December 31, 2015 was 4.0% and 2.4%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps), using interest rate indices as of December 31, 2015, where applicable. In addition, we entered into nine interest rate swaps with an aggregate notional amount of $506.7 million, which will become effective at various times during 2016 and 2017. We also have an interest rate cap for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Financing Subsequent to December 31, 2015.”

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2015 (in thousands):

2016	$77,457
2017	296,994
2018	673,196
2019	230,081
2020	194,069
Thereafter	181,595
$1,653,392
Once we have fully invested the proceeds of our now terminated public offering, we expect our debt financing and other liabilities to be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition and origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2015, our borrowings and other liabilities were approximately 53% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The U.S. Federal Reserve (the “FED”) pursued an accommodative monetary policy that included cutting interest rates and implementing a quantitative easing (“QE”) program. In 2015, the U.S. economy continued strengthening, and the FED ceased the QE program and raised the Target Funds rate by 25 basis points. In 2012, Japan embarked on a massive QE program designed to kick start the country’s economy. The Japanese economy remains weak, with little or no economic growth. In Europe, the European Central Bank (“ECB”) announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the EU economy still experiencing low economic growth, the ECB is now poised to increase its QE program. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system is unknown.

In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 4.9% as of January 2016. The labor force participation rate continues to be relatively low and personal income growth has been modest. Consumer spending in the United States has been increasing, and consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In 2015 U.S. GDP growth came in at 2.4%, with the trend moving towards slower growth in the first quarter of 2016.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. The U.S. commercial real estate market has benefited from strong inflows of foreign capital. In 2015 commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Foreign capital flows represent 17% of the 2015 volume. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to price increases and an uptick in construction and development. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets.
Impact on Our Real Estate Properties
The increased volatility in the global financial markets and the potential increase in U.S. interest rates are introducing a level of uncertainty into our outlook for the performance of the U.S. commercial real estate markets. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the FED increased interest rates in Q4 2015. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
Impact on Our Real Estate-Related Investment
Our real estate-related investment is directly secured by commercial real estate. As a result, our real estate-related investment, in general, has been and likely will continue to be impacted by the same factors impacting our real estate properties. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Current economic conditions remain relatively volatile and can have a negative impact on the performance of collateral securing our loan investment, and therefore may impact the ability of the borrower under our loan to make contractual interest payments to us.
As of December 31, 2015, we owned one fixed-rate real estate loan receivable with a principal balance of $22.0 million and a carrying value of $22.0 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, and short-term interest rates in the U.S. have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2015, we had debt obligations in the aggregate principal amount of $1.7 billion, with a weighted-average remaining term of 2.9 years. We have a total of $102.7 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. The interest rates on $676.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into nine interest rate swaps with an aggregate notional amount of $506.7 million, which will become effective at various times between 2016 and 2017. We also have an interest rate cap for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Financing Subsequent to December 31, 2015.”

Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, acquisition or origination and disposition of investments; management of the daily operations and leasing of our portfolio; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.
Competitive Market Factors
The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
To the extent we acquire or originate additional real estate-related investments, the success of our portfolio of real estate-related investments will depend, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we will compete with other REITs that acquire or originate real estate loans, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our real estate-related investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. To the extent we are selling assets, we may also face competition from other entities that are selling assets. Competition from these entities may increase the supply of real estate investment opportunities or increase the bargaining power of real estate investors seeking to buy.
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

Industry Segments
As of December 31, 2015, we aggregated our investments into one reportable business segment. We considered both quantitative and qualitative thresholds and determined that our investment in a real estate loan receivable does not constitute a reportable segment. Prior to the reporting period commencing on January 1, 2014, we had identified two reportable business segments based on our investment types: real estate and real estate-related. However, based on our current investment portfolio, we do not believe that our investment in a real estate-related investment is a reportable segment.
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
Risks Related to an Investment in Our Common Stock
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price and the estimated value per share.
Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we have no plans at this time to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice to our stockholders, provided that we may increase or decrease funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We describe the restrictions of our share redemption program in detail under Part II, Item 5, “Share Redemption Program.” Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price or the estimated value per share. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. Investors should purchase shares in our dividend reinvestment plan only as a long-term investment and be prepared to hold them for an indefinite period of time because of the illiquid nature of our shares.

We face significant competition for real estate investment opportunities, which may limit our ability to acquire additional suitable investments and achieve our investment objectives or pay distributions.
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
If we are unable to find additional suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor in the acquisition of additional investments, including the determination of any financing arrangements. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. The potential lack of available debt could result in a further reduction of additional suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We also depend upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The highly competitive U.S. commercial real estate industry has created increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we have offered and may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. We are also subject to competition in seeking to acquire real estate-related investments. Our investors must rely entirely on the management abilities of our advisor, the property managers our advisor selects and the oversight of our board of directors. We can give no assurance that our advisor will be successful in obtaining additional suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. In the event we are unable to locate additional suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates and commercial real estate values and our ability to refinance or secure debt financing, service future debt obligations, or pay distributions to our stockholders.
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

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. It remains uncertain whether the capital markets can sustain the current levels of lending activity. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, any decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investment, which could have the following negative effects on us:

•	the values of our real estate properties could decrease below the amounts paid for such properties;

•	the value of collateral securing our loan investment could decrease below the outstanding principal amount of the loan;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; and/or

•
revenues generated by the property and other assets underlying our loan investment could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.
Because of the concentration of a significant portion of our assets in three geographic areas and in core office properties, any adverse economic, real estate or business conditions in these geographic areas or in the office market could affect our operating results and our ability to make distributions to our stockholders
As of March 7, 2016, a significant portion of our real estate properties and the collateral securing our real estate loan receivable were located in California, Texas and Illinois. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets. In addition, the majority of our real estate properties consist of core office properties. Any adverse economic or real estate developments in these geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space could adversely affect our operating results and our ability to pay distributions to our stockholders.
A significant percentage of our assets is invested in 500 West Madison and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
As of December 31, 2015, 500 West Madison represented approximately 13% of our total assets and represented approximately 13% of our total annualized base rent. Further, as a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.
We have a limited operating history and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
We were incorporated in the State of Maryland on December 22, 2009 and have a limited operating history. As of March 7, 2016, we owned 29 real estate properties and one real estate loan receivable. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.

Because we depend upon our advisor and its affiliates to select and acquire our real estate investments and to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could cause our operations to suffer.
We depend on our advisor to select and acquire our real estate investments and to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We have paid distributions in part from financings (including with an advance from our advisor that we have repaid with debt financing), and from time to time during our operational stage, we expect that we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions with proceeds from the sale of assets or from the maturity, payoff or settlement of debt investments. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operating activities available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flow from operating activities in future periods. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available with which to make real estate investments, and the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operating activities.
For the year ended December 31, 2015, we paid aggregate distributions of $103.0 million, including $47.6 million of distributions paid in cash and $55.4 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $96.9 million (94%) of cash flow from operating activities, $5.1 million (5%) of cash flow from operating activities in excess of distributions paid during the second, third and fourth quarters of 2014 and $1.0 million (1%) of debt financing. For the year ended December 31, 2015, our cash flow from operating activities to distributions paid coverage ratio was 98% and our funds from operations to distributions paid coverage ratio was 105%. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions” in this Annual Report.

The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our advisor or its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investment in us could decline.
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
Because the current offering price in our dividend reinvestment plan offering exceeds our net tangible book value per share, investors in our dividend reinvestment plan offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares in our dividend reinvestment plan offering at $9.54 per share. This offering price is equal to 95% of the most recent estimated value per share of our common stock. On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $10.04 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015, with the exception of a reduction to our net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015. The valuation methodologies used to establish the estimated value per share were based upon a number of estimates and assumptions that may not be accurate or complete. Moreover, the current offering price under our dividend reinvestment plan is likely to differ from the price at which a stockholder could resell his or her shares because of the reasons discussed below under “ - Risks Related to Our Corporate Structure -- The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.” For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share as of December 8, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

Because we are conducting an ongoing offering under our dividend reinvestment plan, we are providing information about our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) the substantial fees paid in connection with our now-terminated primary initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker-dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses and (iv) accumulated depreciation and amortization of real estate investments. As of December 31, 2015, our net tangible book value per share was $7.54.
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations;

•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our stockholders.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

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
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. Our advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement;

•
public offerings of equity by us, which would entitle our dealer manager to dealer manager fees and would likely entitle our advisor to additional acquisition and origination fees and asset management fees;

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
We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As such, KBS-sponsored programs that have funds available for investment and KBS-advised investors that have funds available for investment rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our acquisition stage will overlap to some extent with KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, five private KBS-sponsored programs and possibly future KBS-sponsored programs and KBS-advised investors. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the company for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of our advisor could direct attractive investment opportunities to other KBS-sponsored programs or KBS-advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.

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
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan and Schreiber and Jeffrey K. Waldvogel and Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs and KBS-advised investors. Further, our officers and affiliated directors are also officers and/or affiliated directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS Growth & Income REIT. Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors. As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors, other KBS-sponsored programs and other KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment in us, may decline.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

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

Because our independent directors are also independent directors of KBS REIT I and KBS REIT II, they receive compensation for service on the boards of KBS REIT I and KBS REIT II. Like us, KBS REIT I and KBS REIT II each pays each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each audit or conflicts committee meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference audit or conflicts committee meeting attended). In addition, KBS REIT I and KBS REIT II also pays each independent director compensation for attending other committee meetings as follows: (i) $2,000 for each other committee meeting attended (except that the committee chairman is paid $3,000 for each other committee meeting attended), and (ii) $2,000 for each other teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each other teleconference committee meeting attended). In addition, like us, KBS REIT I and KBS REIT II each reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of their boards of directors.

Risks Related to Our Corporate Structure
Our charter limits the number of shares a person may own and permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. In addition, our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. These charter provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.
Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.
Neither we nor any of our subsidiaries intends to register as an investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•
pursuant to Section 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
pursuant to Section 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

 With respect to the primarily engaged test, we and our Operating Partnership will be holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.
If any of the subsidiaries of our Operating Partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that any of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

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
Our board of directors determines our major policies, including our policies regarding targeted investment allocation, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares or an amount equal to the estimated value per share of our common stock.
Our share redemption program includes numerous restrictions that severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover the value they invested in our common stock or an amount equal to the estimated value per share of our common stock. Our stockholders must hold their shares for at least one year in order to participate in our share redemption program, except in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and together with redemptions sought in connection with a stockholder’s death, “special redemptions”). We limit the number of shares redeemed pursuant to our share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; however, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.
Pursuant to our share redemption program, unless our shares are being redeemed in connection with a special redemption, at such time as we establish an estimated value per share of our common stock for a purpose other than to set the offering price to acquire a share in our now-terminated primary public offering, the redemption price for shares eligible for redemption will be calculated based upon the updated estimated value per share. On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $10.04 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015, with the exception of a reduction to our net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015. In accordance with our share redemption program, redemptions made in connection with special redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we will redeem all other shares eligible for redemption is as follows:

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
We currently expect to announce an updated estimated value per share in December 2016.

In March 2009, in order to preserve capital and value for all stockholders during the 2008-2009 recession, KBS REIT I amended its share redemption program to limit redemptions (other than special redemptions) during any calendar year to the amount of the net proceeds from the sale of shares under its dividend reinvestment plan from the prior calendar year less amounts KBS REIT I deemed necessary from such proceeds to fund its current and future funding obligations and needs. Pursuant to this limitation, KBS REIT I suspended ordinary redemptions for the remainder of 2009 and from 2010 through March 2012. KBS REIT I provided notice of this amendment in its Annual Report on Form 10-K filed on March 27, 2009, and the amendment was effective upon 30 days’ notice. The amendment became effective before the April 30, 2009 redemption date. As a result, investors did not have a final opportunity to submit redemptions. In March 2012, KBS REIT I amended and restated its share redemption program to provide only for special redemptions. Special redemptions are limited to an annual amount determined by KBS REIT I’s board of directors which may be reviewed and adjusted from time to time during the year.
On January 24, 2014, in consideration of the cash requirements necessary to effectively manage KBS Legacy Partners Apartment REIT’s assets, KBS Legacy Partners Apartment REIT amended and restated its share redemption program to limit redemptions to $2.0 million of shares in the aggregate during any calendar year. Additionally, during any calendar year, once KBS Legacy Partners Apartment REIT has redeemed $1.5 million of shares under its share redemption program, including special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for special redemptions. KBS Legacy Partners Apartment REIT provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on January 28, 2014 and its amended and restated share redemption program became effective for redemptions under the program on or after February 27, 2014. Because of these limitations on the dollar value of shares that may be redeemed under its share redemption program, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions other than special redemptions for 2014 in August 2014. The $2.0 million annual limitation was reset beginning January 1, 2015 and the outstanding unfulfilled redemption requests as of December 31, 2014 were fulfilled in January 2015. Because of limitation on the dollar value of shares that may be redeemed under its share redemption program as described above, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions other than special redemptions for the remainder of 2015 in March 2015. The $2.0 million annual limitation was reset beginning January 1, 2016 and $1.0 million of the outstanding unfulfilled redemption requests as of December 31, 2015, representing 103,808 shares, were fulfilled in January 2016. Because of limitation on the dollar value of shares that may be redeemed under its share redemption program as described above, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions other than special redemptions for the remainder of 2016 in January 2016.
On May 15, 2014, KBS REIT II amended and restated its share redemption program to provide only for special redemptions. Special redemptions are limited to an annual amount determined by KBS REIT II’s board of directors which may be reviewed and adjusted from time to time during the year. KBS REIT II provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on May 19, 2014 and its amended and restated share redemption program became effective for redemptions under the program on June 18, 2014.
Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholder. See Part II, Item 5, “Share Redemption Program” for more information about the program.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $10.04 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of a reduction to our net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2015, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013—01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).

We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation firm, to provide appraisals for each of our 27 real estate properties owned as of September 30, 2015 (the “Appraised Properties”) and to provide a calculation of the range in estimated value per share of our common stock as of December 8, 2015. Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties (ii) valuations performed by KBS Capital Advisors of our real estate loan receivable, cash, other assets, mortgage debt and other liabilities, and (iii) a reduction to our net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. In addition, we are still investing proceeds from our now-terminated initial public offering and the estimated value per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to determine our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 8, 2015. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2016.
The actual value of shares that we repurchase under our share redemption program may be less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (i) the number of years the shares have been held, and (ii) whether the redemptions are in connection with a special redemptions. The current maximum price that may be paid under the program is $10.04 per share, which is the current estimated value per share. Although this is our current estimated value per share, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.04 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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
Our stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (i) sell additional shares in our dividend reinvestment plan or in future primary offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; or (v) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests, whether in future primary offerings, pursuant to our dividend reinvestment plan or otherwise, our stockholders’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional issuance of shares, the use of the proceeds and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to our advisor and its affiliates reduces cash available for investment and distribution to our stockholders and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our advisor and its affiliates perform services for us in connection with the selection and acquisition or origination of our real estate investments, the management and leasing of our real estate properties, the administration of our real estate-related investments and the disposition of our investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment in us and reduces the amount of cash available for investments or distribution to stockholders. Compensation to be paid to our advisor may be increased with the approval of our conflicts committee and subject to the limitations in our charter, which would further dilute our stockholders’ investment in us and reduce the amount of cash available for investment or distribution to stockholders.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment-return thresholds may be reduced with the approval of our conflicts committee and subject to the limitations in our charter.
Therefore, these fees increase the risk that the amount of cash available for distribution to common stockholders upon a liquidation of our portfolio would be less than the amount stockholders paid to acquire our shares. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of an investment in us could decline.
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
Our sponsors have invested only $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share. With this limited exposure, our stockholders may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
Our operating results and the performance of our real estate properties are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:

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
As of March 7, 2016, we had acquired 30 real estate properties (one of which was sold on February 19, 2014) and originated one real estate loan receivable based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operating activities available to fund distributions and stockholder returns may be reduced.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay distributions to our stockholders.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distribution to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment.
To the extent that we buy core real estate properties with occupancy of less than 95% or that have significant rollover during the expected hold period, we may incur significant costs for capital expenditures and tenant improvement costs to lease-up the properties, which increases the risk of loss associated with these properties compared to other properties.
We have invested in, and may make additional investments in, core properties that have an occupancy rate of less than 95%, significant rollover during the expected hold period, or other characteristics that could provide an opportunity for us to achieve appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. We likely will need to fund reserves or maintain capacity under our credit facilities to fund capital expenditures, tenant improvements and other improvements in order to attract new tenants to these properties. To the extent we do not maintain adequate reserves to fund these costs, we may use our cash flow from operating activities, which will reduce the amount of cash flow available for distribution to our stockholders.  If we are unable to execute our business plan for these investments, the overall return on these investments will decrease.
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

To the extent we acquire retail properties with anchor tenants, our revenue will be significantly impacted by the success and economic viability of our retail anchor tenants. Our reliance on a single tenant or significant tenants in certain properties may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investment in us.
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
Our retail tenants will face competition from numerous retail channels and may be disproportionately affected by economic conditions. These events could reduce the profitability of our retail properties and affect our ability to pay distributions.
Retailers will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such conditions could adversely affect our retail tenants and, consequently, our funds available for distribution related to such tenants.
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
Further, some of our assets may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew a lease or, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. Because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce distributions to stockholders.
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

Our inability to sell a property at the time and on the terms we want could limit our ability to pay distributions to our stockholders and could reduce the value of our stockholders’ investment in us.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow, limit our ability to make distributions to our stockholders and reduce the value of our stockholders’ investment in us.
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
Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.
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
All of our real estate properties are subject to Phase I environmental assessments prior to the time they are acquired; however, such assessments may not provide complete environmental histories due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire the property. A Phase I environmental assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment. In addition, real estate-related investments in which we invest may be secured by properties with recognized environmental conditions. Where we are secured creditors, we will attempt to acquire contractual agreements, including environmental indemnities, that protect us from losses arising out of environmental problems in the event the property is transferred by foreclosure or bankruptcy; however, no assurances can be given that such indemnities would fully protect us from responsibility for costs associated with addressing any environmental problems related to such properties.
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment in us. In addition other than any working capital reserve or other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our financing and refinancing options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans.
To the extent we acquire or develop apartment communities, competition from other apartment communities for tenants could reduce our profitability and the return on our stockholders’ investment.
The apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. To the extent we acquire or develop apartment communities, we expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities are located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.
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
We enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate real estate loans receivable and variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, subject to an exception under the Dodd-Frank Act for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.

Our investments in real estate-related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
We may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our now terminated initial public offering, or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations, and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.
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
A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. As a result, if the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise have chosen to do so. A reduction in available credit may reduce our earnings and, in turn, cash available for distribution to stockholders.
Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, if the market value of our investments declines, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
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
We obtain lines of credit and long-term financing secured by our properties and other assets. We have acquired many of our real estate properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
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
If mortgage debt is unavailable at reasonable rate, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

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
Our debt service payments will reduce our cash available for distribution. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. If we utilize repurchase financing and if the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
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
We have broad authority to incur debt and high debt levels could limit the amount of cash we have available to distribute to our stockholders and decrease the value of our stockholders’ investment in us.
We may incur debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2015, our borrowings and other liabilities were approximately 53% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.

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
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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
Even if we qualify as a REIT for federal income tax purposes, we may be subject to state, local or other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
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
If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization, even though the sales or structures might otherwise be beneficial to us.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the purpose of the instrument is to (i) hedge interest rate risk on liabilities incurred to carry or acquire real estate, (ii) hedge risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes.
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
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
As of December 31, 2015, we owned 27 office properties and one mixed-use office/retail property encompassing 10.6 million rentable square feet in the aggregate that were collectively 92% occupied with a weighted-average remaining lease term of 5.1 years. The following table provides summary information regarding the properties owned by us as of December 31, 2015:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Square Foot (2)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Domain Gateway Austin, TX	09/29/2011	Office	173,962	$47,373	$3,716	$21.36	3.7	1.2%	100.0%
Town Center Plano, TX	03/27/2012	Office	522,043	117,940	11,824	24.52	3.8	3.1%	92.4%
McEwen Building Franklin, TN	04/30/2012	Office	175,262	40,356	4,471	25.85	2.6	1.0%	98.7%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	199,361	30,405	4,689	23.58	3.7	0.8%	99.8%
Tower on Lake Carolyn Irving, TX	12/21/2012	Office	364,336	50,533	6,949	21.60	3.3	1.3%	88.3%
RBC Plaza Minneapolis, MN	01/31/2013	Office	709,690	148,656	10,837	17.17	7.0	4.2%	88.9%
One Washingtonian Center Gaithersburg, MD	06/19/2013	Office	313,854	90,065	9,016	30.92	7.5	2.6%	92.9%
Preston Commons Dallas, TX	06/19/2013	Office	427,799	116,978	11,274	28.15	3.4	3.3%	93.6%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	79,253	7,133	25.72	3.3	2.2%	88.4%
201 Spear Street San Francisco, CA	12/03/2013	Office	252,591	136,067	11,687	51.44	3.2	4.1%	89.9%
500 West Madison Chicago, Illinois	12/16/2013	Office	1,457,724	440,738	36,011	25.55	4.5	12.7%	96.7%
222 Main Salt Lake City, UT	02/27/2014	Office	426,657	164,997	14,495	35.96	7.9	4.9%	94.5%
Anchor Centre Phoenix, AZ	05/22/2014	Office	333,014	91,698	7,642	26.88	4.4	2.7%	85.4%
171 17th Street Atlanta, GA	08/25/2014	Office	510,161	129,788	11,238	24.46	5.7	3.9%	90.1%
Rocklin Corporate Center Rocklin, CA	11/06/2014	Office	220,020	33,049	4,523	21.41	5.2	1.0%	96.0%
Reston Square Reston, VA	12/03/2014	Office	139,071	46,530	5,134	39.45	6.9	1.4%	93.6%
Ten Almaden San Jose, CA	12/05/2014	Office	309,255	119,366	11,315	37.59	3.8	3.6%	97.3%
Towers at Emeryville Emeryville, CA	12/23/2014	Office	815,018	254,357	25,542	34.81	3.4	7.7%	90.0%
101 South Hanley St. Louis, MO	12/24/2014	Office	360,505	63,816	7,393	24.79	5.3	1.9%	82.7%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	210,804	150,763	12,436	60.06	12.0	4.7%	98.2%
Village Center Station Greenwood Village, CO	05/20/2015	Office	234,915	78,014	5,890	25.07	4.4	2.4%	100.0%
Park Place Village Leawood, KS	06/18/2015	Office/Retail	483,054	128,685	13,782	29.72	6.6	4.0%	96.0%
201 17th Street Atlanta, GA	06/23/2015	Office	355,870	95,465	7,018	23.68	6.8	3.0%	83.3%
Promenade I & II at Eilan San Antonio, TX	07/14/2015	Office	205,726	62,624	5,066	25.09	5.1	2.0%	98.2%
CrossPoint at Valley Forge Wayne, PA	08/18/2015	Office	272,360	89,583	8,310	32.23	8.3	2.8%	94.7%
515 Congress Austin, TX	08/31/2015	Office	258,176	114,318	6,268	25.21	3.0	3.6%	96.3%
The Almaden San Jose, CA	09/23/2015	Office	416,126	159,122	10,804	29.28	4.0	5.0%	88.7%
3001 Washington Boulevard Arlington, VA	11/06/2015	Office	94,837	53,616	—	—	—	1.7%	0.0% (3)
			10,555,800	$3,134,155	$274,463	$35.30	5.1		91.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(3) As of March 7, 2016, the property was 31% leased.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2015:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	37	$3,157	1.2%	232,591	2.4%
2016	121	21,544	7.9%	781,860	8.1%
2017	145	27,002	9.8%	942,941	9.7%
2018	140	26,662	9.7%	895,071	9.2%
2019	112	36,738	13.4%	1,336,776	13.8%
2020	99	30,973	11.3%	1,153,345	11.9%
2021	49	19,617	7.1%	784,035	8.1%
2022	58	27,196	9.9%	873,863	9.0%
2023	32	20,289	7.4%	760,649	7.9%
2024	33	17,374	6.3%	589,863	6.1%
2025	26	22,555	8.2%	666,824	6.9%
Thereafter	21	21,356	7.8%	669,616	6.9%
Total	873	$274,463	100.0%	9,687,434	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2015, our portfolio’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1)(in thousands)	Percentage of Annualized Base Rent
Finance	151	$57,661	21.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2015, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.
For more information about our real estate portfolio, see Part I, Item 1, “Business.”

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
Stockholder Information
As of March 7, 2016, we had 179.3 million shares of common stock outstanding held by a total of approximately 41,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340, as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $10.04 per share as of December 31, 2015. This estimated value per share is based on our board of directors’ approval on December 8, 2015 of an estimated value per share of our common stock of $10.04 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of a reduction to our net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015. There were no other material changes between September 30, 2015 and December 8, 2015 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation firm, to provide appraisals for each of our 27 real estate properties owned as of September 30, 2015 (the “Appraised Properties”) and to provide a calculation of the range in estimated value per share of our common stock as of December 8, 2015.  Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties (ii) valuations performed by our advisor, KBS Capital Advisors, of our real estate loan receivable, cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015 and (iii) a reduction to our net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015.  The appraisal reports Duff & Phelps prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
The conflicts committee reviewed Duff & Phelps’ valuation report, which included an appraised value for each of the Appraised Properties and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor and reviewed by Duff & Phelps. In light of the valuation report and other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $9.27 to $10.87, with an approximate mid-range value of $10.04 per share, as indicated in Duff & Phelps’ valuation report and recommended by our advisor, which mid-range value was based on Duff & Phelp’s appraisals of the Appraised Properties and valuations performed by our advisor of our real estate loan receivable, cash, other assets, mortgage debt and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $10.04 as the estimated value per share of our common stock, which approximates the mid-range value determined by Duff & Phelps and recommended by our advisor.  The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.04 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 8, 2015 as well as the calculation of our prior estimated value per share as of December 9, 2014. We determined the December 9, 2014 estimated value per share solely to be used as a component in calculating the offering price in our now-terminated primary initial public offering. Neither Duff & Phelps nor CBRE Capital Advisors, Inc. (“CBRE Cap”), which provided a calculation of the range in estimated value per share of our common stock as of December 9, 2014, were responsible for the determination of the estimated value per share as of December 8, 2015 or December 9, 2014, respectively.

	December 8, 2015 Estimated Value per Share	December 9, 2014 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$18.74	$17.39	$1.35
Real estate-related investment	0.12	0.18	(0.06)
Cash (3)	0.55	1.56	(1.01)
Other assets	0.08	0.12	(0.04)
Mortgage debt (4)	(8.93)	(9.31)	0.38
Other liabilities	(0.51)	(0.39)	(0.12)
Acquisition and deferred financing costs subsequent to September 30, 2015	(0.01)	—	(0.01)
Acquisition-related costs subsequent to September 30, 2014	—	(0.13)	0.13
Estimated value per share	$10.04	$9.42	$0.62
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$10.04	$9.42	$0.62
_____________________
(1) The December 9, 2014 estimated value per share was based upon a calculation of the range of estimated value per share of our common stock as of September 30, 2014 by CBRE Cap and recommended by our advisor. CBRE Cap based this range in estimated value per share upon appraisals of our real estate properties performed by CBRE, Inc. (“CBRE”) and valuations performed by our advisor with respect to our cash, real estate loan receivable, other assets, mortgage debt and other liabilities. For more information relating to the December 9, 2014 estimated value per share and the assumptions and methodologies used by CBRE, CBRE Cap and our advisor, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.
(2) The increase in the estimated value of real estate properties per share was primarily due to the acquisitions of real estate properties subsequent to September 30, 2014 and an increase in the appraised value of real estate properties acquired prior to September 30, 2015. Other than acquisition fees and closing costs, the acquisition of a real estate property subsequent to September 30, 2015 did not have an effect on our estimated value per share shown above.
(3) The decrease in cash is primarily due to expenditures for real estate acquisitions through September 30, 2015.
(4) The decrease in the estimated value of mortgage debt per share was primarily due to the increase of shares outstanding, partially offset by the increase in mortgage debt outstanding related to real estate acquisitions through September 30, 2015.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated value per share from $9.42 to $10.04. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, new investments and related financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

	Change in Estimated Value per Share
December 9, 2014 estimated value per share	$9.42
Changes to estimated value per share
Real estate
Real estate	1.30
Capital expenditures on real estate	(0.48)
Total change related to real estate	0.82
Undistributed operating cash flows	0.02
Acquisition-related and financing costs	(0.09)	(1)
Notes payable	(0.02)
Interest rate swap liability	(0.12)
Other changes, net	0.01
Total change in estimated value per share	$0.62
December 8, 2015 estimated value per share	$10.04
_____________________
(1) Amount includes acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. In addition, the estimated value per share does not take into consideration acquisition-related costs and financing costs related to any future acquisitions. As of December 8, 2015, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Our estimated value per share takes into consideration any potential liability related to a participation fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the participation fee.
Methodology
Our goal for the valuation was to arrive at a reasonable and supportable estimated value per share, using a process that was designed to be in compliance with the IPA Valuation Guidelines and using what we and our advisor deemed to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation and appraisal methodologies, assumptions and estimates used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was engaged by our advisor and approved by the conflicts committee and board of directors to appraise each of the Appraised Properties and to provide a calculation of the range in estimated value per share of our common stock as of December 8, 2015. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps is based on the scope of work and not on the appraised values of the Appraised Properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
Duff & Phelps collected all reasonably available material information that it deemed relevant in appraising the Appraised Properties. Duff & Phelps obtained property-level information from our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Duff & Phelps reviewed and relied in part on the property-level information provided by our advisor and considered this information in light of its knowledge of each property’s specific market conditions.
_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to prepare appraisal reports for each of the Appraised Properties and to provide a calculation of the range in estimated value per share of our common stock and Duff & Phelps received fees upon the delivery of such reports and the calculation of the range in estimated value per share of our common stock. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal report.

In conducting its investigation and analyses, Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Duff & Phelps reviewed information supplied or otherwise made available by us or our advisor for reasonableness, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Duff & Phelps, Duff & Phelps assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management and/or our advisor. Duff & Phelps relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
In performing its analyses, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Duff & Phelps’ analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect Duff & Phelps’ analyses and conclusions. Duff & Phelps’ appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.
Although Duff & Phelps considered any comments received from us or our advisor to its appraisal reports, the appraised values of the Appraised Properties were determined by Duff & Phelps. The appraisal reports for the Appraised Properties are addressed solely to us to assist in the calculation of the range in estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, Duff & Phelps did not solicit third-party indications of interest for the Appraised Properties. In preparing its appraisal reports and in calculating the range in estimated value per share of our common stock, Duff & Phelps did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Duff & Phelps’ appraisal reports. All of the Duff & Phelps appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
Duff & Phelps appraised each of the Appraised Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the Appraised Properties. Duff & Phelps calculated the discounted cash flow value of each of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
The Appraised Properties consist of 26 office properties and one mixed use office/retail property, which were acquired for a total purchase price of $3.0 billion, including $43.2 million of acquisition fees and acquisition expenses, and as of September 30, 2015, we had invested $130.0 million in capital and tenant improvements in the Appraised Properties. As of September 30, 2015, the total appraised value of the Appraised Properties as provided by Duff & Phelps using the appraisal methods described above was $3.3 billion. The total appraised value of the Appraised Properties, compared to the total acquisition cost of the Appraised Properties plus subsequent capital improvements through September 30, 2015, results in an overall increase in the value of the Appraised Properties of approximately 5.9%.

The following table summarizes the key assumptions that Duff & Phelps used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	5.75% to 7.75%	6.58%
Discount rate	6.50% to 8.75%	7.61%
Net operating income compounded annual growth rate (1)	(1.55)% to 10.74%	4.50%
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
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of the Appraised Properties and thus, our estimated value per share. The table below illustrates the impact on our estimated value per share if the terminal capitalization rates or discount rates Duff & Phelps used to appraise the Appraised Properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated value per share if these terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.45	$(0.42)	$0.60	$(0.54)
Discount Rate	0.37	(0.36)	0.56	(0.54)
Finally, a 1% increase in the appraised value of the Appraised Properties would result in an $0.18 increase in our estimated value per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.19 to our estimated value per share, assuming all other factors remain unchanged.
Real Estate Loan Receivable
Our advisor’s estimated value for our real estate loan receivable is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015, but does not equal the book value of the loan in accordance with GAAP. Our advisor estimated the value of the real estate loan receivable by applying a discounted cash flow analysis over the remaining expected life of the investment, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investment were based on the investment’s contractual cash flow, which we anticipate we will receive. The expected cash flow for the loan was discounted at a rate that we expect a market participant would require for an instrument with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral, current performance, credit enhancements and other factors.
As of September 30, 2015, we owned one real estate loan receivable. The cost of our real estate loan receivable was $21.7 million, which amount includes $0.1 million of origination fees and origination expenses and $11.9 million of net amount funded after origination. As of September 30, 2015, the GAAP fair value of our real estate loan receivable was $21.5 million and the outstanding principal balance was $21.6 million. The discount rate applied to the cash flow from the real estate loan receivable, which has a remaining term of 0.75 years, was approximately 8.25%. Similar to the appraisals of the Appraised Properties, a change in the assumptions and inputs would change the fair value of our real estate loan receivable and thus, our estimated value per share. However, assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on our estimated value per share. Additionally, assuming all other factors remain unchanged, a 5% decrease or increase in the discount rates would have no impact on our estimated value per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
As of September 30, 2015, the GAAP fair value and the carrying value of our notes payable were $1.6 billion and $1.6 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 2.7%. Our notes payable have a weighted-average remaining term of 3.1 years.

The table below illustrates the impact on our estimated value per share if the discount rates our advisor used to value our notes payable were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated value per share if these discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.07)	$0.07	$(0.04)	$0.04
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
As of September 30, 2015, we had accrued and deferred payment of $11.6 million of asset management fees under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above. For the purposes of determining the estimated value per share, our advisor included $2.0 million of this liability or $0.01 per share, based on the MFFO Surplus generated in September 2015. The remaining accrued and deferred asset management fees of $9.6 million, or $0.05 per share as of September 30, 2015, was not included in the calculation of the estimated value per share as these amounts would only be payable in connection with future MFFO Surplus. Additionally, based on a hypothetical liquidation of the assets and liabilities as of September 30, 2015, we would not be liable for the $9.6 million of accrued and deferred asset management fees that were excluded from the calculation of the estimated value per share.
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, accrued capital expenditures, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the valuation of the related asset or liability. Our advisor has also excluded redeemable common stock, as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.

Limitations of Estimated Value per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The estimated value per share set forth above first appeared on the December 31, 2015 customer account statements that were mailed in January 2016. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to determine our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of a reduction to our net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2015, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. Our estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. In addition, the estimated value per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. We currently expect to utilize an independent valuation firm to update our estimated value per share in December 2016.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$9.42	(1)	December 9, 2014	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2014, filed March 9, 2015
$9.29	(1)	May 5, 2014	Supplement no. 3 to our prospectus dated April 25, 2014 (Registration No. 333-164703), filed May 6, 2014
_____________________
(1) Determined solely to be used as a component in calculating the offering prices in our now-terminated primary initial public offering.
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

Generally, our policy is to pay distributions from cash flow from operations. From time to time during our operational stage, we may not pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, from time to time, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with an advance from our advisor and debt financing and we expect to utilize debt financing in the future, if necessary, to fund at least a portion of our distributions. We may also fund such distributions with proceeds from the sale of assets or from the maturity, payoff or settlement of debt investments. Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. Our distribution policy is not to use the proceeds from an offering to pay distributions. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operating activities and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and Part I, Item 1, “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part I, Item 1A, “Risk Factors.” Those factors include: the future operating performance of our current and future real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrower and its sponsor to continue to make debt service payments and/or to repay the loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
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
During 2014 and 2015, we declared distributions based on daily record dates for each day during the period commencing January 1, 2014 through December 31, 2015. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2015 and 2014, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$21,581	$26,609	$28,884	$29,115	$106,189
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$11,661	$14,142	$15,413	$18,265	$59,481
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
_____________________
(1) During the years ended December 31, 2014 and 2015, we declared distributions based on daily record dates for each day during the period commencing January 1, 2014 through December 31, 2015.  Distributions for this period were calculated based on stockholders of record each day during the period at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.47% annualized rate based on the current estimated value per share of $10.04.

The tax composition of our distributions declared for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Ordinary Income	49%	60%
Capital Gain	—%	13%
Return of Capital	51%	27%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On November 9, 2015, our board of directors declared distributions based on daily record dates for the period from January 1, 2016 through January 31, 2016, which we paid on February 1, 2016. On January 25, 2016, our board of directors declared distributions based on daily record dates for the period from February 1, 2016 through February 28, 2016, which we paid on March 1, 2016, and distributions based on daily record dates for the period from March 1, 2016 through March 31, 2016, which we expect to pay in April 2016. On March 11, 2016, our board of directors declared distributions based on daily record dates for the period from April 1, 2016 through April 30, 2016, which we expect to pay in May 2016, and distributions based on daily record dates for the period from May 1, 2016 to May 31, 2016, which we expect to pay in June 2016. Stockholders may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.47% annualized rate based on the current estimated value per share of $10.04.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares, or up to $2,000,000,000 of shares, of common stock in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC as the dealer manager of our offering. We ceased offering shares of common stock in the primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015. We sold 169,006,162 shares of common stock in the primary offering for gross proceeds of $1.7 billion.
Also as of December 31, 2015, we had sold 10,487,846 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $103.1 million. As of December 31, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our most recent prospectus, as amended and supplemented.

Type of Expense Amount	Amount ( in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$158,824	Actual
Finders’ fees	—	Actual
Other underwriting compensation	11,048	Actual
Other organization and offering costs (excluding underwriting compensation)	12,685	Actual
Total expenses	$182,557
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.0%	Actual
From the commencement of our initial public offering through its completion on July 28, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.6 billion, including net offering proceeds from our dividend reinvestment plan of $103.1 million.

We have used substantially all of the net proceeds from our now-terminated primary initial public offering to invest in and manage a diverse portfolio of real estate investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; funding obligations under any of our real estate loans receivable; the acquisition or origination of real estate investments, which would include payment of acquisition fees or origination fees to our advisor; and the repayment of debt. As of December 31, 2015, we had used the net proceeds from our now-terminated initial public offering and dividend reinvestment plan and debt financing to invest $3.2 billion in 29 real estate properties and one real estate-related investment, including $44.8 million of acquisition fees and origination fees, acquisition and origination expenses and closing costs. On February 19, 2014, we sold Las Cimas IV for $43.2 million, which proceeds have been used to make additional investments.
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

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Notwithstanding anything contained in our share redemption program to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to our stockholders.

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

Pursuant to our share redemption program, unless our shares were being redeemed in connection with a special redemption, and until such time as we established an estimated value per share for a purpose other than to set the offering price to acquire a share in our now-terminated primary public offering, the price at which we would redeem the shares of a qualifying stockholder was as follows:

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
Until we established an estimated value per share for a purpose other than to set the price to acquire a share in our now-terminated primary public offering, redemptions made in connection with special redemptions were made at a price per share equal to the amount paid to acquire the shares from us.
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $10.04 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015, with the exception of a reduction to our net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015. This estimated value per share became effective for the December 2015 redemption date, which was December 31, 2015. In accordance with our share redemption program, redemptions made in connection with special redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we will redeem all other shares eligible for redemption is as follows:

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
We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2016. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our website (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov).
In several respects we would treat special redemptions differently from other redemptions:

•	there is no one-year holding requirement;

•	prior to the December 2015 redemption date, the redemption price was the amount paid to acquire the shares from us; and

•
beginning with the December 2015 redemption date, the redemption price is the estimated value of the shares as of the redemption date, as determined by our advisor or another firm chosen for that purpose.

Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon 10 business days’ notice. The complete share redemption program document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and is available at the SEC’s website at http://www.sec.gov.

During the year ended December 31, 2015, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	39,402	$9.66	(3)
February 2015	61,827	$9.96	(3)
March 2015	82,638	$9.59	(3)
April 2015	43,052	$9.53	(3)
May 2015	70,658	$9.66	(3)
June 2015	69,828	$10.12	(3)
July 2015	76,599	$9.68	(3)
August 2015	67,050	$9.64	(3)
September 2015	130,796	$9.81	(3)
October 2015	149,551	$9.59	(3)
November 2015	132,635	$9.83	(3)
December 2015	161,700	$9.85	(3)
Total	1,085,736
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days notice to our stockholders. In 2014, our net proceeds from the dividend reinvestment plan were $29.3 million. During the year ended December 31, 2015, we redeemed $10.6 million of shares of common stock. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2015, we have $55.4 million available for redemptions of shares eligible for redemption in 2016.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2015	2014	2013	2012	2011
Balance sheet data
Total real estate and real estate-related investments, net	$2,933,721	$2,217,090	$1,247,319	$318,661	$92,639
Total assets	3,133,874	2,375,288	1,305,447	348,481	130,616
Notes payable, net	1,640,654	1,311,751	724,743	118,896	42,008
Total liabilities	1,791,675	1,412,863	790,216	136,456	45,605
Redeemable common stock	55,367	29,329	12,414	4,804	740
Total stockholders’ equity	1,286,832	933,096	502,817	207,221	84,271
	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Operating data
Total revenues	$315,709	$188,896	$80,423	$27,283	$2,512
Net loss	(29,015)	(12,352)	(21,637)	(7,682)	(2,440)
Net loss per common share - basic and diluted	(0.18)	(0.14)	(0.50)	(0.40)	(0.66)
Other data
Cash flows provided by operating activities	101,129	50,346	20,164	7,657	724
Cash flows used in investing activities	(831,986)	(1,035,952)	(938,610)	(233,423)	(93,527)
Cash flows provided by financing activities	739,964	1,051,552	928,117	212,105	129,782
Distributions declared	106,189	59,481	28,309	12,525	2,195
Distributions declared per common share (1)	0.650	0.650	0.650	0.650	0.340
Weighted-average number of common shares outstanding, basic and diluted	163,358,289	91,374,493	43,547,227	19,253,338	3,724,745
Reconciliation of funds from operations (2)
Net loss	$(29,015)	$(12,352)	$(21,637)	$(7,682)	$(2,440)
Depreciation of real estate assets	56,957	30,088	11,445	4,150	387
Amortization of lease-related costs	79,978	49,475	23,935	9,715	713
Gain on sale of real estate, net	—	(10,894)	—	—	—
FFO	$107,920	$56,317	$13,743	$6,183	$(1,340)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the periods from June 24, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2015 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
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
Overview
We were formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011 and we intend to continue to operate in such a manner. On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on October 26, 2010 and we retained KBS Capital Markets Group to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager was responsible for marketing our shares in our now-terminated initial public offering.
We have made investments in core real estate properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. Our primary investment focus is core office properties located throughout the United States, though we may also invest in other types of properties. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics may provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties required or will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties will provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. All such real estate assets are generally acquired directly by us, though we may invest in other entities that make similar investments. We may also invest in real estate-related investments, such as mortgage loans. As of December 31, 2015, we owned 27 office properties, one mixed-use office/retail property and had originated one first mortgage loan.
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2015, we had also sold 10,487,846 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $103.1 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures.
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
Also as of December 31, 2015, we had redeemed 1,829,232 shares sold in our initial public offering for $17.7 million.
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
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Properties
The increased volatility in the global financial markets and the potential increase in U.S. interest rates are introducing a level of uncertainty into our outlook for the performance of the U.S. commercial real estate markets. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the FED increased interest rates in Q4 2015. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
Impact on Our Real Estate-Related Investment
Our real estate-related investment is directly secured by commercial real estate. As a result, our real estate-related investment, in general, has been and likely will continue to be impacted by the same factors impacting our real estate properties. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Current economic conditions remain relatively volatile and can have a negative impact on the performance of collateral securing our loan investment, and therefore may impact the ability of the borrower under our loan to make contractual interest payments to us.
As of December 31, 2015, we owned one fixed rate real estate loan receivable with a principal balance of $22.0 million and a carrying value of $22.0 million that matures in 2016.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, and short-term interest rates in the U.S. have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2015, we had debt obligations in the aggregate principal amount of $1.7 billion, with a weighted-average remaining term of 2.9 years. We had a total of $102.7 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. The interest rates on $676.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into nine interest rate swaps with an aggregate notional amount of $506.7 million, which will become effective at various times between 2016 and 2017. We also have an interest rate cap for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017.

Liquidity and Capital Resources
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2015, we had also sold 10,487,846 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $103.1 million. Also as of December 31, 2015, we had redeemed 1,829,232 shares sold in our initial public offering for $17.7 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015.
We continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
To date, we have invested substantially all of the proceeds from our now-terminated primary initial public offering, net of selling commissions and dealer manager fees and other organization and offering costs, and proceeds from debt financing, in a diverse portfolio of real estate investments. To date, proceeds from our dividend reinvestment plan have been used primarily to fund redemptions of shares under our share redemption program and for capital expenditures on our real estate investments.
Our principal demands for funds during the short and long-term are and will be for the acquisition of additional real estate investments; operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. Our primary sources of capital for meeting our cash requirements are as follows:

•	Remaining proceeds from our now-terminated primary initial public offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings (including amounts currently available under existing loan facilities); and

•	Cash flow generated by our real estate investments.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2015, we owned 27 office properties and one mixed-use office/retail property that were collectively 92% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of December 31, 2015, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of December 31, 2015, we had mortgage debt obligations in the aggregate principal amount of $1.7 billion, with a weighted-average remaining term of 2.9 years. As of December 31, 2015, we had $127.5 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We made distributions to our stockholders during the year ended December 31, 2015 using cash flow from operations from current and prior periods and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2015 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of December 31, 2015, we owned 27 office properties, one mixed-use office/retail property and one real estate loan receivable. During the year ended December 31, 2015, net cash provided by operating activities was $101.1 million, compared to net cash provided by operating activities of $50.3 million during the year ended December 31, 2014. Net cash provided by operating activities increased in 2015 primarily as a result of the growth in our real estate portfolio.

Cash Flows from Investing Activities
Net cash used in investing activities was $832.0 million for the year ended December 31, 2015 and primarily consisted of the following:

•	$755.5 million for the acquisitions of eight real estate properties;

•	$69.9 million of improvements to real estate;

•	$4.4 million of escrow deposits for future real estate purchase;

•	$2.0 million of advances on our real estate loan receivable, net of repayments of $0.2 million; and

•	$0.2 million for the purchase of an interest rate cap.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our now-terminated initial public offering, debt financings and distributions paid to our stockholders. During the year ended December 31, 2015, net cash provided by financing activities was $740.0 million and primarily consisted of the following:

•
$472.0 million of net cash provided by offering proceeds related to our now-terminated initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $52.9 million;

•
$325.2 million of net cash provided by debt financing as a result of proceeds from notes payable of $576.5 million, partially offset by principal payments on notes payable of $246.0 million and payments of deferred financing costs of $5.3 million;

•	$47.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $55.4 million;

•	$10.6 million of cash used for redemptions of common stock; and

•	$1.2 million of cash reimbursed from affiliate related to other offering costs.
Once we have fully invested the proceeds of our public offering, we expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, we do not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of December 31, 2015, our borrowings and other liabilities were approximately 53% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
As of December 31, 2015, we had accrued and deferred payment of $10.1 million of asset management fees under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.  The amount of asset management fees deferred will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by future acquisitions and the performance of all of the real estate investments in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals even after the initial deferrals are fully repaid.
However, notwithstanding the foregoing, any and all deferred asset management fees that are unpaid will become immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8% per year cumulative, noncompounded return on net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive deferred asset management fees.
On September 27, 2015, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$1,653,392	$77,457	$970,190	$424,150	$181,595
Interest payments on outstanding debt obligations (2)	122,497	40,850	58,490	18,406	4,751
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of December 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $35.7 million, excluding amortization of deferred financing costs totaling $3.6 million and unrealized loss on derivatives of $6.1 million, during the year ended December 31, 2015.
Results of Operations
Overview
As of December 31, 2014, we owned 20 office properties and one real estate loan receivable. As of December 31, 2015, we owned 27 office properties, one mixed-use office/retail property and one real estate loan receivable and had sold one office property. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2015 for an entire period and anticipated future acquisitions of real estate investments. As a result, the results of operations presented for the years ended December 31, 2015 and 2014 are not directly comparable.

Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014
The following table provides summary information about our results of operations for the years ended December 31, 2015 and 2014 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$245,772	$141,535	$104,237	74%	$101,868	$2,369
Tenant reimbursements	53,960	40,636	13,324	33%	12,559	765
Interest income from real estate loan receivable	1,603	1,352	251	19%	—	251
Other operating income	14,374	5,373	9,001	168%	8,425	576
Operating, maintenance and management costs	75,319	46,223	29,096	63%	29,869	(773)
Real estate taxes and insurance	50,320	31,623	18,697	59%	17,678	1,019
Asset management fees to affiliate	20,051	11,476	8,575	75%	8,168	407
Real estate acquisition fees to affiliate	7,697	10,441	(2,744)	(26)%	(2,744)	n/a
Real estate acquisition fees and expenses	4,292	2,497	1,795	72%	1,795	n/a
General and administrative expenses	4,912	3,403	1,509	44%	n/a	n/a
Depreciation and amortization	136,935	79,563	57,372	72%	57,122	250
Interest expense	45,370	27,003	18,367	68%	n/a	n/a
Gain on sale of real estate, net	—	10,894	(10,894)	(100)%	(10,894)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 related to real estate investments acquired or disposed of on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 related to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $182.2 million for the year ended December 31, 2014 to $299.7 million for the year ended December 31, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $1.4 million for the year ended December 31, 2014 to $1.6 million for the year ended December 31, 2015. The increase in interest income is a result of an increase in the overall loan balance as a result of advances made under the real estate loan receivable. We expect interest income to vary in future periods as we make advances under the real estate loan receivable or receive principal repayments and to the extent we make any additional investments in real estate loans receivable.
Other operating income increased from $5.4 million during the year ended December 31, 2014 to $14.4 million for the year ended December 31, 2015, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Operating, maintenance and management costs increased from $46.2 million for the year ended December 31, 2014 to $75.3 million for the year ended December 31, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Real estate taxes and insurance increased from $31.6 million for the year ended December 31, 2014 to $50.3 million for the year ended December 31, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.

Asset management fees with respect to our real estate investments increased from $11.5 million for the year ended December 31, 2014 to $20.1 million for the year ended December 31, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect asset management fees to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate investments. As of December 31, 2015, there were $10.1 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $12.9 million for the year ended December 31, 2014 to $12.0 million for the year ended December 31, 2015 due to a decrease in acquisition activity. We acquired eight real estate properties for $754.8 million during the year ended December 31, 2015. During the year ended December 31, 2014, we acquired nine real estate properties for $1.0 billion. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $79.6 million for the year ended December 31, 2014 to $136.9 million for the year ended December 31, 2015, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. We expect depreciation and amortization to increase in future periods as a result of owning the real estate properties acquired in 2015 for an entire period and anticipated future acquisitions of real estate properties.
Interest expense increased from $27.0 million for the year ended December 31, 2014 to $45.4 million for the year ended December 31, 2015. Included in interest expense is the amortization of deferred financing costs of $3.6 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively. Interest expense incurred as a result of our derivative instruments for the years ended December 31, 2015 and 2014 was $13.4 million and $7.2 million, respectively, which includes $6.1 million and $1.5 million of unrealized losses on derivative instruments for the years ended December 31, 2015 and 2014. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2015. We expect interest expense to increase in future periods as a result of borrowings in 2015 being outstanding for an entire period and additional borrowing for anticipated future acquisitions of real estate investments.
A gain on sale of real estate of $10.9 million was recognized for the year ended December 31, 2014 due to the disposition of Las Cimas IV in February 2014. There were no dispositions for the year ended December 31, 2015.
Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013
The following table provides summary information about our results of operations for the years ended December 31, 2014 and 2013 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2014	2013
Rental income	$141,535	$61,253	$80,282	131%	$79,744	$538
Tenant reimbursements	40,636	16,612	24,024	145%	23,638	386
Interest income from real estate loan receivable	1,352	1,082	270	25%	—	270
Other operating income	5,373	1,476	3,897	264%	3,936	(39)
Operating, maintenance and management costs	46,223	20,870	25,353	121%	25,343	10
Real estate taxes and insurance	31,623	14,134	17,489	124%	18,248	(759)
Asset management fees to affiliate	11,476	4,653	6,823	147%	6,761	62
Real estate acquisition fees to affiliate	10,441	9,423	1,018	11%	1,018	n/a
Real estate acquisition fees and expenses	2,497	5,677	(3,180)	(56)%	(3,180)	n/a
General and administrative expenses	3,403	2,234	1,169	52%	n/a	n/a
Depreciation and amortization	79,563	35,380	44,183	125%	44,741	(558)
Interest expense	27,003	9,751	17,252	177%	n/a	n/a
Gain on sale of real estate, net	10,894	—	10,894	n/a	10,894	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related to real estate investments acquired or disposed of on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related respect to real estate investments owned by us throughout both periods presented.

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
Asset management fees with respect to our real estate investments increased from $4.7 million for the year ended December 31, 2013 to $11.5 million for the year ended December 31, 2014, primarily as a result of the growth in our real estate portfolio, partially offset by the sale of one of our properties on February 19, 2014. As of December 31, 2014, there were $3.5 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “— Liquidity and Capital Resources — Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $15.1 million for the year ended December 31, 2013 to $12.9 million for the year ended December 31, 2014. Although we made more acquisitions in 2014, acquisition expenses were higher in 2013 due to a $3.2 million transfer tax paid in 2013 in connection with the acquisition of an office property in Chicago, Illinois.
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
Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) related to our now-terminated primary initial public offering were sometimes paid and, with respect to our dividend reinvestment plan, may be paid by our advisor, our dealer manager or their affiliates on our behalf, or we may pay these costs directly. Offering costs include all costs incurred in connection with our now-terminated primary initial public offering or the now withdrawn follow-on offering (the “Follow-on Offering”) or incurred or to be incurred with respect to our dividend reinvestment plan. Organization costs include all costs incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs in our now-terminated initial public offering and our dividend reinvestment plan offering, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we were obligated to reimburse our advisor, our dealer manager and their affiliates for organization and offering costs they incurred on our behalf.  However, at the termination of our now-terminated primary initial public offering and at the termination of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds. In addition, at the end of our now-terminated primary initial public offering and again at the end of the offering pursuant to our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by FINRA), exceed 2% of gross offering proceeds. We directly paid or reimbursed our dealer manager for underwriting compensation as discussed in the prospectus for our now-terminated initial public offering, provided that within 30 days after the end of the month in which our now-terminated primary initial public offering terminated, our dealer manager was required to reimburse us to the extent that our reimbursements caused total underwriting compensation for our now-terminated primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We also directly paid or reimbursed our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by us to our advisor or our dealer manager could cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our now-terminated primary initial public offering and the offering pursuant to our dividend reinvestment plan as of the date of reimbursement. As of December 31, 2015, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2015, including shares issued through our dividend reinvestment plan, we had sold 179,494,008 shares in our initial public offering for gross offering proceeds of $1.8 billion and incurred selling commissions and dealer manager fees of $158.8 million and organization and other offering costs of $23.7 million in our initial public offering.
In addition, from inception through August 2015, we had recorded $1.2 million of offering costs related to the now-withdrawn Follow-on Offering. Pursuant to the advisory agreement, our advisor was obligated to reimburse us to the extent offering costs incurred by us in the Follow-on Offering exceeded 15% of the gross offering proceeds of the offering. On August 24, 2015, we withdrew the registration statement for the Follow-on Offering. As such, our advisor reimbursed us for $1.2 million of offering costs related to the Follow-on Offering.
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses, which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses MFFO as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.

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

•
Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements; and

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are generally expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition fees and expenses have been funded from the proceeds from our now-terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(29,015)	$(12,352)	$(21,637)
Depreciation of real estate assets	56,957	30,088	11,445
Amortization of lease-related costs	79,978	49,475	23,935
Gain on sale of real estate, net	—	(10,894)	—
FFO	$107,920	$56,317	$13,743
Straight-line rent and amortization of above- and below-market leases	(24,874)	(13,766)	(7,054)
Amortization of discounts and closing costs	27	26	24
Unrealized losses on derivative instruments	6,078	1,494	—
Real estate acquisition fees to affiliate	7,697	10,441	9,423
Real estate acquisition fees and expenses	4,292	2,497	5,677
MFFO	$101,140	$57,009	$21,813
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO and MFFO to improve as we acquire additional real estate investments.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from operating activities were as follows during 2015 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2015	$21,581	$0.160	$9,514	$10,743	$20,257	$14,230
Second Quarter 2015	26,609	0.162	11,722	13,575	25,297	28,853
Third Quarter 2015	28,884	0.164	13,138	15,541	28,679	27,196
Fourth Quarter 2015	29,115	0.164	13,229	15,508	28,737	30,850
	$106,189	$0.650	$47,603	$55,367	$102,970	$101,129
_____________________
(1) Distributions for the period from January 1, 2015 through December 31, 2015 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2015, we paid aggregate distributions of $103.0 million, including $47.6 million of distributions paid in cash and $55.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the year ended December 31, 2015 was $29.0 million. FFO for the year ended December 31, 2015 was $107.9 million and cash flow from operating activities was $101.1 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $96.9 million of cash flow from operating activities, $5.1 million of cash flow from operating activities in excess of distributions paid during the second, third and fourth quarters of 2014 and $1.0 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operating activities and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments and the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations  ─ Results of Operations.” Those factors include: the future operating performance of our current and future real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrower and its sponsor to continue to make debt service payments and/or to repay the loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. There have been no significant changes to our policies during 2015.
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

Real Estate Loans Receivable
Interest income on our real estate loan receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for any unpaid accrued interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest according to the contractual terms of the loan is probable.
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

Subsequent to the acquisition of a property, we may incur and capitalize costs necessary to get the property ready for its intended use.  During that time, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.
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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2015 and 2014 that have not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
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
Distributions Paid
On January 4, 2016, we paid distributions of $9.8 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2015 through December 31, 2015. On February 1, 2016, we paid distributions of $9.9 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2016 through January 31, 2016. On March 1, 2016, we paid distributions of $8.9 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2016 through February 28, 2016.
Distributions Declared
On January 25, 2016, our board of directors declared distributions based on daily record dates for the period from March 1, 2016 through March 31, 2016, which we expect to pay in April 2016. On March 11, 2016, our board of directors declared distributions based on daily record dates for the period from April 1, 2016 through April 30, 2016, which we expect to pay in May 2016, and distributions based on daily record dates for the period from May 1, 2016 through May 31, 2016, which we expect to pay in June 2016. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.47% annualized rate based on our December 8, 2015 estimated value per share of $10.04.
Real Estate Acquisition and Financing Subsequent to December 31, 2015
Acquisition of Carillon
On January 15, 2016, we, through an indirect wholly owned subsidiary (the “Carillon Buyer”), acquired an office property containing 476,308 rentable square feet located on approximately 1.8 acres of land in Charlotte, North Carolina (“Carillon”). The seller is not affiliated with us or our advisor.

The purchase price of Carillon was $147.0 million plus closing costs. We funded the purchase of Carillon with proceeds from the Carillon Mortgage Loan (defined below) and proceeds from our now-terminated primary initial public offering.
Carillon was constructed in 1991. As of January 15, 2016, Carillon was 92% leased to 46 tenants with a weighted-average remaining lease term of 5.0 years.
On January 15, 2016, in connection with the acquisition of Carillon, the Carillon Buyer entered into a mortgage loan with two unaffiliated lenders for borrowings of up to $95.6 million (the “Carillon Committed Amount”) secured by Carillon (the “Carillon Mortgage Loan”), of which $76.5 million was term debt and $19.1 million was revolving debt. At closing, the $76.5 million of term debt was funded and the $19.1 million of revolving debt was available for future disbursements, a portion of which is to be used for tenant improvements and leasing commissions, subject to terms and conditions contained in the loan documents. The Carillon Mortgage Loan matures on February 1, 2020, with three one-year extension options, subject to certain terms and conditions contained in the loan documents, and bears interest at a floating rate of 165 basis points over one-month LIBOR. Monthly payments are interest-only during the initial term with the entire unpaid principal balance and all outstanding interest and fees due at maturity. However, if the term of the Carillon Mortgage Loan is extended, commencing on February 1, 2020, the Carillon Committed Amount will be reduced by $100,000 per month through the maturity of the loan. If, after any such reduction in the Carillon Committed Amount, the outstanding principal balance of the loan exceeds the then-reduced Carillon Committed Amount, the Carillon Buyer must make a principal payment in an amount sufficient to reduce the outstanding principal balance of the Carillon Mortgage Loan below the then-reduced Carillon Committed Amount. The Carillon Buyer has the right to repay the loan in part or in whole at any time, subject to certain fees, expenses and conditions, all as described in the loan documents.
On January 21, 2016, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on $76.4 million of the loan’s floating rate debt at 3.32% effective from February 1, 2017 through February 1, 2023. Beginning February 3, 2020, the notional amount on the interest rate swap agreement is reduced $0.1 million per month.
KBS REIT Properties III, LLC (“REIT Properties III”), an indirect wholly owned subsidiary of the Company, is providing a guaranty of up to 25% of the outstanding balance, plus certain other sums, under the Carillon Mortgage Loan. REIT Properties III is also providing a guaranty with respect to any deficiency, loss or damage suffered by the lenders as a result of certain (i) intentional actions committed by REIT Properties III or the Carillon Buyer in violation of the loan documents, and (ii) bankruptcy or insolvency proceedings involving the Carillon Buyer.
Financing Subsequent to December 31, 2015
3001 Washington Mortgage Loan
On January 28, 2016, we, through an indirect wholly owned subsidiary (the “3001 Washington Borrower”), entered into a mortgage loan with an unaffiliated lender for borrowings of up to $34.5 million secured by 3001 Washington (the “3001 Washington Mortgage Loan”). At closing, $24.0 million was funded and the remaining $10.5 million was available for future disbursements to be used for capital expenditures, tenant improvements and lease commissions, subject to certain terms and conditions contained in the loan documents. The 3001 Washington Mortgage Loan matures on February 1, 2019, with two one-year extension options, subject to certain terms and conditions contained in the loan documents, and bears interest at a floating rate of 160 basis points over one-month LIBOR. Monthly payments are interest only during the initial term and any extension term. The 3001 Washington Borrower has the right to repay the loan in part and in whole subject to certain fees, expenses and conditions, all as described in the loan documents.
On January 29, 2016, we entered into an interest rate swap agreement that effectively fixes the interest rate on $24.0 million of the loan’s floating rate debt at 2.99% effective from January 2, 2018 through January 1, 2020.
REIT Properties III is providing a guaranty of the outstanding principal balance, plus interest due and certain other sums, under the 3001 Washington Mortgage Loan (the “Obligations”). REIT Properties III is also providing a guaranty of the Obligations in the event of certain (i) voluntary or involuntary bankruptcy or insolvency proceedings involving the 3001 Washington Borrower or REIT Properties III or their affiliates; or (ii) voluntary transfers or mortgages of 3001 Washington in violation of the loan documents. The amount guaranteed by REIT Properties III may be reduced to $0.00 upon the occurrence of certain conditions as described in the guaranty. In addition, REIT Properties III is providing a guaranty with respect to any loss, damage, costs or expenses suffered by the lender under the 3001 Washington Mortgage Loan as a result of certain intentional actions or omissions by the 3001 Washington Borrower, REIT Properties III or certain of their affiliates in relation to the 3001 Washington Mortgage Loan, as described in the guaranty.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage and other loans. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level or we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the book value, interest rate and fair value of our real estate loan receivable; the outstanding principal balance, weighted-average interest rates and fair value for our notes payable for each category; and the notional amounts and average pay and receive rates of our derivative instruments, based on maturity dates as of December 31, 2015 (dollars in thousands):

	Maturity Date						Total Value or Notional Amount
	2016	2017	2018	2019	2020	Thereafter		Fair Value
Assets
Loan Receivable, book value
Fixed Rate	$21,997	$—	$—	$—	$—	$—	$21,997	$21,884
Annual effective interest rate (1)	7.5%	—	—	—	—	—	7.5%

Derivative Instruments
Interest rate swap, notional amount	$—	$—	$18,400	$—	$—	$—	$18,400	$75
Pay rate (2)	—	—	0.9%	—	—	—	0.9%
Receive rate (3)	—	—	0.4%	—	—	—	0.4%
Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$—	$—	$—	$—	$102,700	$102,700	$103,994
Interest rate	—	—	—	—	—	4.0%	4.0%
Variable Rate	$76,100	$295,121	$670,768	$227,500	$192,903	$88,300	$1,550,692	$1,550,794
Weighted-average interest rate (4)	2.0%	2.8%	2.5%	2.1%	1.8%	2.8%	2.4%

Derivative Instruments
Interest rate swaps, notional amount	$—	$68,730	$601,540	$—	$405,903	$88,300	$1,164,473	$11,704
Average pay rate (2)	—	0.8%	1.5%	—	2.2%	1.8%	1.7%
Average receive rate (3)	—	0.4%	0.4%	—	0.4%	0.4%	0.4%
Interest rate cap, notional amount	$—	$353,380	$—	$—	$—	$—	$353,380	$3
Strike rate (5)	—	2.5%	—	—	—	—	2.5%
_____________________
(1) The annual effective interest rate represents the effective interest rate as of December 31, 2015, using the interest method, which we use to recognize interest income on our real estate loan receivable.
(2) The pay rate and the average pay rate are based on the interest rate swap fixed rate.
(3) The receive rate and the average receive rate are based on the 30‑day LIBOR rate as of December 31, 2015.
(4) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2015, where applicable.
(5) The strike rate caps one-month LIBOR on the applicable notional amount.

We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of December 31, 2015, the fair value and carrying value of our fixed rate real estate loan receivable was $21.9 million and $22.0 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2015, the fair value of our fixed rate debt was $104.0 million and the outstanding principal balance of our fixed rate debt was $102.7 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $874.6 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $676.1 million of our variable debt. This amount does not take into account the impact of $506.7 million of forward interest rate swap agreements that were not yet effective as of December 31, 2015. We also have an interest rate cap in the amount of $353.4 million effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017. Based on interest rates as of December 31, 2015, if interest rates were 100 basis points higher during the 12 months ending December 31, 2016, interest expense on our variable rate debt would increase by $8.7 million. As of December 31, 2015, one-month LIBOR was 0.42950% and if this index was reduced to 0% during the 12 months ending December 31, 2016, interest expense on our variable rate debt would decrease by $3.8 million. As of December 31, 2015, we did not own any variable rate loans receivable.
The annual effective interest rate of our fixed rate real estate loan receivable as of December 31, 2015 was 7.5%. The effective interest rate represents the effective interest rate as of December 31, 2015, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of December 31, 2015 was 4.0% and 2.4%, respectively.  The interest rate and weighted-average interest rate represent the actual interest rate in effect as of December 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2015 where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.
Amended and Restated Code of Conduct and Ethics
On March 11, 2016, our board of directors approved our amended and restated Code of Conduct and Ethics (the “Amended Code”). Previously, under our Code of Conduct and Ethics, our chief financial officer served as our compliance officer. Pursuant to the Amended Code, our advisor’s chief audit executive will serve as our compliance officer. The Amended Code also makes certain administrative changes to our Code of Conduct and Ethics.

PART III
We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.kbsreitiii.com.
The other information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed September 30, 2010

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the Company’s prospectus, Post-Effective Amendment No. 24 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed April 15, 2015

4.3	Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2015

10.1
Deed of Office Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, Inc., dated as of May 29, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2015

10.2
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.3
Assumption and Joinder Agreement (related to the Portfolio Loan), by and among KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Park Place Village, LLC, KBSIII 1550 West McEwen Drive, LLC, U.S. Bank National Association, Regions Bank, MUFG Union Bank, N.A. and Fifth Third Bank, dated as of June 19, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.4
First Modification Agreement (Short Form - Domain Gateway) (related to the Portfolio Loan), by and between KBSIII Domain Gateway, LLC, and U.S. Bank National Association, dated as of June 19, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.5
First Modification Agreement (Short Form - Salt Lake Hardware) (related to the Portfolio Loan), by and between KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of June 19, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.6
First Modification Agreement (Short Form - Lake Carolyn) (related to the Portfolio Loan), by and between KBSIII Tower at Lake Carolyn, LLC and U.S. Bank National Association, dated as of June 19, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.7
First Modification Agreement (Short Form - McEwen) (related to the Portfolio Loan), by and between KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated as of June 19, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

Ex.	Description

10.8
First Modification Agreement (Long Form) (related to the Portfolio Loan), by and among KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Park Place Village, LLC, KBSIII 1550 West McEwen Drive, LLC, Regions Bank, Fifth Third Bank, MUFG Union Bank, N.A. and U.S. Bank National Association, dated as of June 19, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.9
Assumption and Joinder Agreement (related to the Portfolio Loan), by and among KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Park Place Village, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII Village Center Station, LLC, U.S. Bank National Association, Regions Bank, MUFG Union Bank, N.A., Fifth Third Bank and JP Morgan Chase Bank, N.A., dated as of September 16, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.10
Second Modification Agreement (Short Form - Domain Gateway) (related to the Portfolio Loan), by and between KBSIII Domain Gateway, LLC, and U.S. Bank National Association, dated as of September 16, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.11
Second Modification Agreement (Short Form - Salt Lake Hardware) (related to the Portfolio Loan), by and between KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of September 16, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.12
Second Modification Agreement (Short Form - Lake Carolyn) (related to the Portfolio Loan), by and between KBSIII Tower at Lake Carolyn, LLC and U.S. Bank National Association, dated as of September 16, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.13
Promissory Note (Revolving Loan) (related to the Portfolio Loan), by KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Park Place Village, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII Village Center Station, LLC for the benefit of JP Morgan Chase Bank, N.A., dated as of September 16, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.14
Second Modification Agreement (Short Form - McEwen) (related to the Portfolio Loan), by and between KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated as of September 16, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.15
Second Modification Agreement (Short Form - Park Place Village) (related to the Portfolio Loan), by and between KBSIII Park Place Village, LLC and U.S. Bank National Association, dated as of September 16, 2015, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

10.16
Second Modification Agreement (Long Form) (related to the Portfolio Loan), by and among KBSIII Tower at Lake Carolyn, LLC, KBSIII 155 North 400 West, LLC, KBSIII Domain Gateway, LLC, KBSIII Park Place Village, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII Village Center Station, LLC, Regions Bank, Fifth Third Bank, MUFG Union Bank, N.A., JP Morgan Chase Bank, N.A. and U.S. Bank National Association, dated as of September 16, 2015, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed November 12, 2015

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K, filed March 7, 2014

99.2	Consent of Duff & Phelps, LLC

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust III, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust III, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03), effective December 31, 2015.

/s/ Ernst & Young LLP

Irvine, California
March 14, 2016

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014

Assets
Real estate:
Land	$380,216	$292,228
Buildings and improvements	2,480,181	1,794,464
Tenant origination and absorption costs	273,758	221,169
Total real estate, cost	3,134,155	2,307,861
Less accumulated depreciation and amortization	(222,431)	(110,781)
Total real estate, net	2,911,724	2,197,080
Real estate loan receivable, net	21,997	20,010
Cash and cash equivalents	108,242	99,135
Rents and other receivables, net	43,035	20,763
Due from affiliate	—	1,173
Above-market leases, net	10,977	13,744
Prepaid expenses and other assets	37,899	23,383
Total assets	$3,133,874	$2,375,288
Liabilities and stockholders’ equity
Notes payable, net	$1,640,654	$1,311,751
Accounts payable and accrued liabilities	48,335	35,167
Due to affiliates	10,219	3,554
Distributions payable	9,832	6,613
Below-market leases, net	41,700	32,745
Other liabilities	40,935	23,033
Total liabilities	1,791,675	1,412,863
Commitments and contingencies (Note 13)
Redeemable common stock	55,367	29,329
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 177,943,238 and 123,426,546 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1,779	1,234
Additional paid-in capital	1,571,107	1,080,673
Accumulated other comprehensive loss	(4,229)	(2,190)
Cumulative distributions and net losses	(281,825)	(146,621)
Total stockholders’ equity	1,286,832	933,096
Total liabilities and stockholders’ equity	$3,133,874	$2,375,288
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$245,772	$141,535	$61,253
Tenant reimbursements	53,960	40,636	16,612
Interest income from real estate loan receivable	1,603	1,352	1,082
Other operating income	14,374	5,373	1,476
Total revenues	315,709	188,896	80,423
Expenses:
Operating, maintenance, and management	75,319	46,223	20,870
Real estate taxes and insurance	50,320	31,623	14,134
Asset management fees to affiliate	20,051	11,476	4,653
Real estate acquisition fees to affiliate	7,697	10,441	9,423
Real estate acquisition fees and expenses	4,292	2,497	5,677
General and administrative expenses	4,912	3,403	2,234
Depreciation and amortization	136,935	79,563	35,380
Interest expense	45,370	27,003	9,751
Total expenses	344,896	212,229	102,122
Other income:
Other interest income	172	87	62
Gain on sale of real estate, net	—	10,894	—
Total other income	172	10,981	62
Net loss	$(29,015)	$(12,352)	$(21,637)
Net loss per common share, basic and diluted	$(0.18)	$(0.14)	$(0.50)
Weighted-average number of common shares outstanding, basic and diluted	163,358,289	91,374,493	43,547,227
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(29,015)	$(12,352)	$(21,637)
Other comprehensive income (loss):
Unrealized (losses) gains on derivative instruments	(9,073)	(10,085)	405
Reclassification adjustment realized in net income (effective portion)	7,034	5,716	1,774
Total other comprehensive (loss) income	(2,039)	(4,369)	2,179
Total comprehensive loss	$(31,054)	$(16,721)	$(19,458)
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	27,148,131	$271	$231,792	$(24,842)	$—	$207,221
Net loss	—	—	—	(21,637)	—	(21,637)
Other comprehensive income	—	—	—	—	2,179	2,179
Issuance of common stock	39,574,268	396	393,009	—	—	393,405
Transfers to redeemable common stock	—	—	(7,172)	—	—	(7,172)
Redemptions of common stock	(291,511)	(3)	(2,780)	—	—	(2,783)
Distributions declared	—	—	—	(28,309)	—	(28,309)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(34,663)	—	—	(34,663)
Other offering costs	—	—	(5,424)	—	—	(5,424)
Balance, December 31, 2013	66,430,888	$664	$574,762	$(74,788)	$2,179	$502,817
Net loss	—	—	—	(12,352)	—	(12,352)
Other comprehensive income	—	—	—	—	(4,369)	(4,369)
Issuance of common stock	57,372,731	574	583,284	—	—	583,858
Transfers to redeemable common stock	—	—	(16,915)	—	—	(16,915)
Redemptions of common stock	(377,073)	(4)	(3,633)	—	—	(3,637)
Distributions declared	—	—	—	(59,481)	—	(59,481)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(50,808)	—	—	(50,808)
Other offering costs	—	—	(6,017)	—	—	(6,017)
Balance, December 31, 2014	123,426,546	$1,234	$1,080,673	$(146,621)	$(2,190)	$933,096
Net loss	—	—	—	(29,015)	—	(29,015)
Other comprehensive loss	—	—	—	—	(2,039)	(2,039)
Issuance of common stock	55,602,428	556	579,653	—	—	580,209
Transfers to redeemable common stock	—	—	(26,038)	—	—	(26,038)
Redemptions of common stock	(1,085,736)	(11)	(10,579)	—	—	(10,590)
Distributions declared	—	—	—	(106,189)	—	(106,189)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(48,947)	—	—	(48,947)
Other offering costs	—	—	(3,655)	—	—	(3,655)
Balance, December 31, 2015	177,943,238	$1,779	$1,571,107	$(281,825)	$(4,229)	$1,286,832
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(29,015)	$(12,352)	$(21,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	136,935	79,563	35,380
Noncash interest income on real estate-related investment	27	26	24
Deferred rents	(17,887)	(9,655)	(5,154)
Loss due to property damage	62	—	—
Allowance for doubtful accounts	701	883	158
Amortization of above- and below-market leases, net	(6,987)	(4,111)	(1,900)
Amortization of deferred financing costs	3,615	1,941	1,227
Unrealized losses on derivative instruments	6,078	1,494	—
Gain on sale of real estate	—	(10,894)	—
Changes in operating assets and liabilities:
Rents and other receivables	(4,163)	(2,683)	(103)
Prepaid expenses and other assets	(12,732)	(9,965)	(3,244)
Accounts payable and accrued liabilities	9,039	2,675	8,852
Other liabilities	8,738	9,923	6,561
Due to affiliates	6,718	3,501	—
Net cash provided by operating activities	101,129	50,346	20,164
Cash Flows from Investing Activities:
Acquisitions of real estate	(755,548)	(1,044,040)	(926,222)
Improvements to real estate	(69,899)	(31,805)	(8,865)
Proceeds from sale of real estate, net	—	42,739	—
Advances on real estate loan receivable	(2,176)	(2,992)	(3,594)
Purchase of interest rate cap	(175)	—	—
Principal repayments on real estate loan receivable	162	146	71
Escrow deposits for future real estate purchase	(4,350)	—	—
Net cash used in investing activities	(831,986)	(1,035,952)	(938,610)
Cash Flows from Financing Activities:
Proceeds from notes payable	576,454	632,208	649,090
Principal payments on notes payable	(245,960)	(40,000)	(38,200)
Payments of deferred financing costs	(5,259)	(7,448)	(6,266)
Proceeds from issuance of common stock	524,842	554,529	380,991
Payments to redeem common stock	(10,590)	(3,637)	(2,783)
Payments of commissions on stock sales and related dealer manager fees	(48,947)	(50,808)	(34,663)
Payments of other offering costs	(3,918)	(6,166)	(6,279)
Reimbursement of other offering costs from affiliate	1,173	—	—
Contingent consideration related to acquisition of real estate	(228)	—	—
Distributions paid to common stockholders	(47,603)	(27,126)	(13,773)
Net cash provided by financing activities	739,964	1,051,552	928,117
Net increase in cash and cash equivalents	9,107	65,946	9,671
Cash and cash equivalents, beginning of period	99,135	33,189	23,518
Cash and cash equivalents, end of period	$108,242	$99,135	$33,189
Supplemental Disclosure of Cash Flow Information:
Interest paid	$34,684	$22,925	$7,538
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$55,367	$29,329	$12,414
Increase in distributions payable	$3,219	$3,026	$2,122
Increase in accrued improvements to real estate	$4,134	$6,970	$1,655
Liabilities assumed in connection with real estate acquisitions	$40	$845	$6,101
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2015, the Advisor owned 20,000 shares of the Company’s common stock.
The Company has made investments in core real estate properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. The Company’s primary investment focus is core office properties located throughout the United States, though the Company may also invest in other types of properties. The Company’s core property focus in the U.S. office sector has reflected a more value creating core strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. All such real estate assets are generally acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company may also invest in real estate-related investments, such as mortgage loans. As of December 31, 2015, the Company owned 27 office properties, one mixed-use office/retail property and one first mortgage loan secured by a deed of trust.
On February 4, 2010, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public (the “Offering”), of which up to 80,000,000 shares, or up to $760,000,000 of shares, are being offered pursuant to the Company’s dividend reinvestment plan (the “DRP”). The SEC declared the Company’s registration statement effective on October 26, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated (the “Dealer Manager Agreement”). The Company ceased offering shares of common stock in the primary Offering on May 29, 2015 and terminated the primary Offering on July 28, 2015.
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of December 31, 2015, the Company had also sold 10,487,846 shares of common stock under the DRP for gross offering proceeds of $103.1 million. Also as of December 31, 2015, the Company had redeemed 1,829,232 shares sold in the Offering for $17.7 million.
Additionally, on October 3, 2014, the Company issued 258,462 shares of common stock for $2.4 million in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
The Company continues to offer shares of common stock under the DRP. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue the DRP. The Company may terminate the DRP at any time.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
Use of Estimates
The preparation of the consolidated financial statements and accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods. During the year ended December 31, 2015, the Company elected to early adopt ASU No. 2015-03 (defined below). As a result, the Company has reclassified debt issuance costs associated with a debt liability from prepaid expenses and other assets to notes payable, net on the consolidated balance sheets for all periods presented.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Real Estate Loan Receivable
Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on non-accrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the Company reserves for any unpaid accrued interest and generally does not recognize subsequent interest income until cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest, according to the contractual terms of the loan, is probable.
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis.
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
December 31, 2015

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
Subsequent to the acquisition of a property, the Company may incur and capitalize costs necessary to get the property ready for its intended use.  During that time, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets during the years ended December 31, 2015, 2014 and 2013.
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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties and related gains on sale that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2015 and 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

As of December 31, 2015, there was no loan loss reserve and the Company did not record any impairment losses related to its real estate loan receivable during the years ended December 31, 2015, 2014 and 2013. However, in the future, the Company may experience losses from its real estate loan receivable requiring the Company to record loan loss reserves. Realized losses on the loan could be material and significantly exceed any recorded reserves.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2015.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2015. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Rents and Other Receivables
The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and included in interest expense as presented in the accompanying consolidated statements of operations.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
December 31, 2015

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
Dividend Reinvestment Plan
The Company has adopted a DRP pursuant to which common stockholders may elect to have all or a portion of their dividends and other distributions, exclusive of dividends and other distributions that a Company’s board of directors designates as ineligible for reinvestment through the DRP, reinvested in additional shares of the Company’s common stock in lieu of receiving cash distributions.
During the Company’s primary Offering and until the Company established an estimated value per share of its common stock for a purpose other than to set the price to acquire a share of common stock in the Company’s primary public Offering, participants in the DRP acquired the Company’s common stock at a price per share equal to 95% of the most recent price to acquire a share of the Company’s common stock in the primary public Offering (ignoring any discounts that may be available to certain categories of investors). Once the Company established an estimated value per share of its common stock for a purpose other than to set the price to acquire a share of common stock in the Company’s primary public Offering, participants in the DRP acquire shares of the Company’s common stock at a price equal to 95% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen by the Company’s board of directors for that purpose. The initial purchase price per share under the DRP was $9.50.
On May 5, 2014, the Company’s board of directors approved an updated offering price for shares of common stock to be sold in the primary Offering of $10.39 (unaudited), which was effective May 7, 2014. The updated offering price of shares of common stock to be sold in the primary Offering was determined by adding certain offering costs to the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of March 31, 2014. Commencing with the June 2, 2014 purchase date and until the offering price was updated, the purchase price per share under the DRP was $9.88.
On December 9, 2014, the Company’s board of directors approved an updated offering price for shares of common stock to be sold in the primary Offering of $10.51 (unaudited), which was effective December 12, 2014. The updated offering price of shares of common stock to be sold in the primary Offering was determined by adding certain offering costs to the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that were either acquired subsequent to September 30, 2014 or under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, the Company had closed on each of the six properties. Commencing with the January 2, 2015 purchase date and until the estimated value per share was updated, the purchase price per share under the DRP was $9.99.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

On December 8, 2015, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.04 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of a reduction to the Company’s net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015. The change in the DRP purchase price was effective for the January 4, 2016 DRP purchase date and is effective until the estimated value per share is updated. Thus, commencing with the January 4, 2016 purchase date and until the estimated value per share is updated, the purchase price per share under the DRP is $9.54.
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

•
During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the sale of shares under the DRP during the prior calendar year. Notwithstanding anything contained in the share redemption program to the contrary, the Company may increase or decrease the funding available for the redemption of shares pursuant to program upon ten business days’ notice to its stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to its stockholders.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Unless the shares were being redeemed in connection with a special redemption and until such time as the Company established an estimated value per share for a purpose other than to set the offering price to acquire a share in the Company’s now-terminated primary public Offering, the prices at which the Company initially redeemed shares under the program were as follows:

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Notwithstanding the above, and unless the Company’s shares are being redeemed in connection with a special redemption, once the Company establishes an estimated value per share of its common stock for a purpose other than to set the price to acquire a share in the Company’s primary public Offerings, the redemption price at which the Company redeems shares are as follows:

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
On December 8, 2015, the Company’s board of directors approved an estimated value per share of its common stock of $10.04 based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of a reduction to the Company’s net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015. Effective for the December 31, 2015 redemption date, the redemption price is calculated based on this estimated value per share. The Company currently expects to utilize an independent valuation firm to update its estimated value per share in December 2016.
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to the DRP will be deemed to have been acquired on the same date as the initial share to which the DRP shares relate. The date of the share’s original issuance by the Company is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
In several respects the Company treats redemptions sought upon a special redemption differently from other redemptions:

•	there is no one-year holding requirement;

•
until the Company established an estimated value per share for a purpose other than to set the price to acquire a share in the Company’s primary public Offering, the redemption price was the amount paid to acquire the shares from the Company; and

•
once the Company established an estimated value per share for a purpose other than to set the price to acquire a share in the Company’s primary public Offering, the redemption price is the estimated value of the shares as of the redemption date, as determined by the Company’s advisor or another firm chosen for that purpose.

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
The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could purchase with the amount of the net proceeds from the sale of shares under the DRP during the prior calendar year. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year DRP as redeemable common stock in the accompanying consolidated balance sheets.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2015, the Company fulfilled all redemption requests eligible for redemption under the share redemption program and received in good order, redeeming $10.6 million of shares of common stock. Effective January 1, 2016, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under the DRP during 2015, the Company has $55.4 million available for redemptions in 2016.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or Dealer Manager to reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and DRP, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement, the Dealer Manager Agreement or the AIP Reimbursement Agreement. See Note 10, “Related Party Transactions.”
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the DRP. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager also reallowed certain participating broker-dealers up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager increased the reallowance.
Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) related to the Company’s now-terminated primary Offering were sometimes paid and, with respect to the DRP, may be paid by the Advisor, the Dealer Manager or their affiliates on the Company’s behalf, or the Company may pay these costs directly. Offering costs include all costs incurred in connection with the Company’s now-terminated primary Offering or the Company’s now withdrawn follow-on offering (the “Follow-on Offering”) or incurred or to be incurred with respect to the DRP. Organization costs include all costs incurred by the Company in connection with its formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs in the Offering, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company was obligated to reimburse the Advisor, the Dealer Manager and their affiliates for organization and offering costs they incurred on the Company’s behalf.  However, at the termination of the Company’s now-terminated primary Offering and at the termination of the offering pursuant to the DRP, the Advisor agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by the Company exceed 15% of the gross offering proceeds. In addition, at the end of the Company’s now-terminated primary Offering and again at the end of the offering pursuant to the DRP, the Advisor agreed to reimburse the Company to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of gross offering proceeds. The Company directly paid or reimbursed the Dealer Manager for underwriting compensation as discussed in the prospectus for the primary Offering, provided that within 30 days after the end of the month in which the Company’s now-terminated primary Offering terminated, the Dealer Manager was required to reimburse the Company to the extent that the Company’s reimbursements caused total underwriting compensation for the Company’s now-terminated primary Offering to exceed 10% of the gross offering proceeds from such offering. The Company also directly paid or reimbursed the Dealer Manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by the Company to the Advisor or the Dealer Manager could cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Company’s now-terminated primary Offering and the DRP as of the date of reimbursement. As of December 31, 2015, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds from the Offering. Through December 31, 2015, including shares issued through the DRP, the Company had sold 179,494,008 shares in the Offering for gross offering proceeds of $1.8 billion and incurred selling commissions and dealer manager fees of $158.8 million and organization and other offering costs of $23.7 million in the Offering.
In addition, from inception through August 2015, the Company had recorded $1.2 million of offering costs related to the now withdrawn Follow-on Offering. Pursuant to the Advisory Agreement, the Advisor was obligated to reimburse the Company to the extent offering costs incurred by the Company in the Follow-on Offering exceeded 15% of the gross offering proceeds of the offering. On August 24, 2015, the Company withdrew the registration statement for the Follow-on Offering. As such, the Advisor reimbursed the Company for $1.2 million of offering costs related to the Follow-on Offering.
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
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. Commencing January 1, 2011, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
December 31, 2015

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
Pursuant to the Advisory Agreement, with respect to asset management fees accruing from March 1, 2014, the Advisor has agreed to defer, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.
However, notwithstanding the foregoing, any and all deferred asset management fees that are unpaid will become immediately due and payable at such time as the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8.0% per year cumulative, noncompounded return on such net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to receive deferred asset management fees.
As of December 31, 2015, the Company had accrued and deferred payment of $10.1 million of asset management fees under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
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
December 31, 2015

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, the returns for calendar years 2011 through 2014 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2015, 2014 and 2013, respectively.
Distributions declared per common share were $0.650 during the years ended December 31, 2015, 2014 and 2013, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2013 through December 31, 2015. For each day that was a record date for distributions during the period from January 1, 2013 through December 31, 2015, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2013 through December 31, 2015 was a record date for distributions.
Segments
The Company had invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of December 31, 2015, the Company aggregated its investments in real estate properties into one reportable business segment.  The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment.  Prior to the reporting period commencing on January 1, 2014, the Company had identified two reportable business segments based on its investment types: real estate and real estate-related. However, based on the Company’s current investment portfolio, the Company does not believe that its investment in a real estate-related investment is a reportable segment.
Square Footage, Occupancy and Other Measures
Square footage, number of acres, occupancy and other measures used to describe real estate investments included in these notes to consolidated financial statements are presented on an unaudited basis.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued. The Company elected to early adopt ASU No. 2015-03 for the reporting period ending December 31, 2015.  As a result of adoption of ASU No. 2015-03, the Company reclassified debt issuance costs associated with a debt liability from deferred financing costs, prepaid expenses and other assets to notes payable, net on the accompanying consolidated balance sheets.  All periods presented have been retroactively adjusted.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2015, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above- Market Lease Assets	Below- Market Lease Liabilities	Other Liabilities	Total Purchase Price
Village Center Station	Greenwood Village	CO	05/20/2015	$4,250	$68,061	$5,570	$370	$(1,721)	$—	$76,530
Park Place Village	Leawood	KS	06/18/2015	11,009	103,788	13,282	10	(31)	(1,575)	126,483
201 17th Street	Atlanta	GA	06/23/2015	5,277	75,362	11,497	98	(5,218)	—	87,016
Promenade I & II at Eilan	San Antonio	TX	07/14/2015	3,250	53,633	5,681	—	(1,115)	—	61,449
CrossPoint at Valley Forge	Wayne	PA	08/18/2015	17,302	60,635	11,645	—	(82)	—	89,500
515 Congress	Austin	TX	08/31/2015	8,000	99,827	6,434	160	(1,998)	—	112,423
The Almaden	San Jose	CA	09/23/2015	29,000	120,562	9,583	291	(9,473)	—	149,963
3001 Washington Boulevard	Arlington	VA	11/06/2015	9,900	40,823	728	—	—	—	51,451
				$87,988	$622,691	$64,420	$929	$(19,638)	$(1,575)	$754,815
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Village Center Station	5.3	5.3	3.8
Park Place Village	8.5	1.8	4.1
201 17th Street	8.9	7.5	8.5
Promenade I & II at Eilan	6.0	—	6.6
CrossPoint at Valley Forge	8.7	—	6.4
515 Congress	4.1	4.7	4.3
The Almaden	5.8	3.0	7.1
3001 Washington Boulevard	10.8	—	—
The Company recorded each real estate acquisition as a business combination and expensed $11.9 million of acquisition costs. For the year ended December 31, 2015, the Company recognized $34.4 million of total revenues and $17.5 million of operating expenses from these properties.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

4.	REAL ESTATE
As of December 31, 2015, the Company’s real estate portfolio was composed of 27 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 10.6 million rentable square feet. As of December 31, 2015, the Company’s real estate portfolio was collectively 92% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2015 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(9,233)	$38,140
Town Center	03/27/2012	Plano	TX	Office	117,940	(19,871)	98,069
McEwen Building	04/30/2012	Franklin	TN	Office	40,356	(7,501)	32,855
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	30,405	(4,292)	26,113
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	50,533	(8,315)	42,218
RBC Plaza	01/31/2013	Minneapolis	MN	Office	148,656	(18,469)	130,187
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	90,065	(8,793)	81,272
Preston Commons	06/19/2013	Dallas	TX	Office	116,978	(13,251)	103,727
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,253	(8,871)	70,382
201 Spear Street	12/03/2013	San Francisco	CA	Office	136,067	(8,771)	127,296
500 West Madison	12/16/2013	Chicago	IL	Office	440,738	(42,819)	397,919
222 Main	02/27/2014	Salt Lake City	UT	Office	164,997	(11,948)	153,049
Anchor Centre	05/22/2014	Phoenix	AZ	Office	91,698	(6,573)	85,125
171 17th Street	08/25/2014	Atlanta	GA	Office	129,788	(8,615)	121,173
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	33,049	(2,322)	30,727
Reston Square	12/03/2014	Reston	VA	Office	46,530	(2,428)	44,102
Ten Almaden	12/05/2014	San Jose	CA	Office	119,366	(5,713)	113,653
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	254,357	(12,094)	242,263
101 South Hanley	12/24/2014	St. Louis	MO	Office	63,816	(3,169)	60,647
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	150,763	(4,852)	145,911
Village Center Station	05/20/2015	Greenwood Village	CO	Office	78,014	(2,278)	75,736
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	128,685	(3,368)	125,317
201 17th Street	06/23/2015	Atlanta	GA	Office	95,465	(2,214)	93,251
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,624	(1,388)	61,236
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	89,583	(1,304)	88,279
515 Congress	08/31/2015	Austin	TX	Office	114,318	(1,885)	112,433
The Almaden	09/23/2015	San Jose	CA	Office	159,122	(1,963)	157,159
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	53,616	(131)	53,485
					$3,134,155	$(222,431)	$2,911,724
As of December 31, 2015, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$397,919	12.7%	$36,011	$25.55	96.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2015, the leases had remaining terms, excluding options to extend, of up to 14.8 years with a weighted-average remaining term of 5.1 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $12.2 million and $7.9 million as of December 31, 2015 and 2014, respectively.
During the years ended December 31, 2015, 2014 and 2013, the Company recognized deferred rent from tenants of $17.9 million, $9.7 million and $5.2 million, respectively. As of December 31, 2015 and 2014, the cumulative deferred rent balance was $38.7 million and $18.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.3 million and $1.1 million of unamortized lease incentives as of December 31, 2015 and 2014, respectively.
As of December 31, 2015, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2016	$261,765
2017	252,836
2018	232,874
2019	204,141
2020	170,133
Thereafter	524,616
$1,646,365
As of December 31, 2015, the Company’s real estate properties were leased to approximately 850 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	151	$57,661	21.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2015, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of December 31, 2015, the Company’s net investments in real estate in California, Texas and Illinois represented 21%, 17%, and 13% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2015 and 2014, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Cost	$273,758	$221,169	$15,573	$16,113	$(56,996)	$(41,175)
Accumulated Amortization	(71,836)	(38,645)	(4,596)	(2,369)	15,296	8,430
Net Amount	$201,922	$182,524	$10,977	$13,744	$(41,700)	$(32,745)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Amortization	$(45,022)	$(28,038)	$(14,114)	$(3,696)	$(2,632)	$(396)	$10,683	$6,743	$2,296
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2015 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2016	$(42,496)	$(2,644)	$9,847
2017	(35,949)	(2,360)	7,498
2018	(30,286)	(1,756)	6,260
2019	(24,322)	(1,385)	4,871
2020	(18,459)	(842)	4,010
Thereafter	(50,410)	(1,990)	9,214
	$(201,922)	$(10,977)	$41,700
Weighted-Average Remaining Amortization Period	6.7 years	5.7 years	6.1 years

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

6.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2015 and 2014, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2015 (1)	Book Value as of December 31, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	$21,982	$21,997	$20,010	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of December 31, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of December 31, 2015.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2015 (in thousands):

Real estate loan receivable - December 31, 2014	$20,010
Advances on real estate loan receivable	2,176
Principal repayments received on real estate loan receivable	(162)
Amortization of closing costs and origination fees on originated real estate loan receivable	(27)
Real estate loan receivable - December 31, 2015	$21,997

For the years ended December 31, 2015, 2014 and 2013, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Contractual interest income	$1,630	$1,378	$1,106
Amortization of closing costs and origination fees	(27)	(26)	(24)
Interest income from real estate loan receivable	$1,603	$1,352	$1,082
As of December 31, 2015, the borrower under the Aberdeen First Mortgage Origination was current on its payments.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

7.	NOTES PAYABLE
As of December 31, 2015 and 2014, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2015	Book Value as of December 31, 2014	Contractual Interest Rate as of December 31, 2015(1)	Effective Interest Rate as of December 31, 2015 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (4)	127,500	160,000	One-month LIBOR + 1.90%	2.14%	Interest Only	06/01/2019
RBC Plaza Mortgage Loan	75,930	74,465	One-month LIBOR + 1.80%	2.54%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	169,191	166,893	One-month LIBOR + 1.50%	2.76%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	215,000	255,000	One-month LIBOR + 1.65%	3.16%	Interest Only	12/16/2018
222 Main Mortgage Loan	102,700	102,700	3.97%	3.97%	Interest Only(3)	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2017
171 17th Street Mortgage Loan	80,992	79,500	One-month LIBOR + 1.45%	2.68%	Interest Only(3)	09/01/2018
Reston Square Mortgage Loan	23,840	29,800	One-month LIBOR + 1.50%	1.74%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan	63,540	63,540	One-month LIBOR + 1.65%	1.89%	Interest Only	01/01/2018
Towers at Emeryville Mortgage Loan (7)	143,944	142,500	One-month LIBOR + 1.75%	1.99%	Interest Only	01/15/2018
101 South Hanley Mortgage Loan	35,025	34,500	One-month LIBOR + 1.55%	1.79%	Interest Only(3)	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	89,000	One-month LIBOR + 1.55%	1.79%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	19,889	—	One-month LIBOR + 1.50%	1.74%	Interest Only	06/05/2018
201 17th Street Mortgage Loan	48,563	—	One-month LIBOR + 1.40%	1.64%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan	51,000	—	One-month LIBOR + 1.50%	3.33%	Interest Only(3)	09/01/2022
The Almaden Mortgage Loan	76,100	—	One-month LIBOR + 1.75%	1.99%	Interest Only	10/01/2016
Promenade I & II at Eilan Mortgage Loan	37,300	—	One-month LIBOR + 1.75%	1.99%	Interest Only	10/01/2022
515 Congress Mortgage Loan	67,500	—	One-month LIBOR + 1.70%	1.94%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	—	One-month LIBOR + 1.66%	2.00%	Interest Only	01/01/2019
Total notes payable principal outstanding	1,653,392	1,322,898
Deferred financing costs, net	(12,738)	(11,147)
Total Notes Payable, net	$1,640,654	$1,311,751
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2015. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2015, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Represents the payment type required under the loan as of December 31, 2015. Certain future monthly payments due under these loans also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes payable, see five-year maturity table below.
(4)As of December 31, 2015, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of December 31, 2015, the outstanding balance under the loan was $127.5 million of term debt. As of December 31, 2015, an additional $127.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

(6) As of December 31, 2015, $215.0 million of term debt was outstanding and $40.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(7) As of December 31, 2015, $143.9 million had been disbursed to the Company and $31.1 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
As of December 31, 2015, the Company’s deferred financing costs were $12.8 million, net of amortization, of which $12.7 million is included in notes payable and $0.1 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2014 , the Company’s deferred financing costs were $11.2 million, net of amortization, all of which is included in notes payable, with the exception of $25,000, which is included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2015, 2014 and 2013, the Company incurred $45.4 million, $27.0 million and $9.8 million of interest expense, respectively. As of December 31, 2015 and 2014, $3.4 million and $2.4 million of interest expense were payable, respectively. Included in interest expense for the years ended December 31, 2015, 2014 and 2013, were $3.6 million, $1.9 million and $1.2 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s derivative instruments for the years ended December 31, 2015, 2014 and 2013 were $13.4 million, $7.2 million and $1.8 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2015 (in thousands):

2016	$77,457
2017	296,994
2018	673,196
2019	230,081
2020	194,069
Thereafter	181,595
$1,653,392
The Company’s notes payable contain financial debt covenants. As of December 31, 2015, the Company was in compliance with these debt covenants.

8.	DERIVATIVE INSTRUMENTS
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of December 31, 2015 and 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2015		December 31, 2014			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2015
Derivative instruments designated as hedging instruments
Interest Rate Swaps	7	$625,130	7	$625,130	One-month LIBOR/ Fixed at 0.79% - 1.68%	1.35%	2.5

Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	10	$557,743	4	$264,380	One-month LIBOR/ Fixed at 1.81% - 2.37%	2.07%	3.5
Interest Rate Cap (2)	1	$353,380	—	$—	One-month LIBOR at 2.46%	2.46%	1.0
_____________________
(1) Included in these amounts are nine forward interest rate swaps with an aggregate notional amount of $506.7 million that were not yet in effect as of December 31, 2015. These nine interest rate swaps will become effective at various times during 2016 and 2017.
(2) On January 7, 2015, the Company entered into an interest rate cap with an unaffiliated LIBOR cap provider, for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014 (dollars in thousands):

		December 31, 2015		December 31, 2014
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	1	$75	2	$431
Interest Rate Swaps	Other liabilities, at fair value	6	$(4,304)	5	$(2,621)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	10	$(7,400)	4	$(1,494)
Interest Rate Cap	Prepaid expenses and other assets, at fair value	1	$3	—	$—

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and as other comprehensive income on the accompanying consolidated statements of stockholders’ equity. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flows.  The change in fair value of the ineffective portion is recognized directly in earnings. With respect to swap agreements which are terminated for which it remains probable that the original hedged forecasted transactions (i.e., LIBOR-based debt service payments) will occur, the loss related to the termination of these swap agreements is included in accumulated other comprehensive income (loss) and is reclassified into earnings over the period of the original forecasted hedged transaction. The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$7,034	$5,716	$1,774
	7,034	5,716	1,774

Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	280	—	—
Unrealized loss on interest rate swaps	5,906	1,494
Unrealized loss on interest rate cap	172	—	—
	6,358	1,494	—
Increase in interest expense as a result of derivatives	$13,392	$7,210	$1,774

Other comprehensive income related
Unrealized (losses) gains on derivative instruments	$(9,073)	$(10,085)	$405
During the years ended December 31, 2015, 2014 and 2013, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $4.2 million as of December 31, 2015 and was included in accumulated other comprehensive income (loss).

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash payments (receipts) which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected payments (receipts) on the cap (floors) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of December 31, 2015 and 2014, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$21,982	$21,997	$21,884	$19,968	$20,010	$19,914
Financial liabilities:
Notes payable	$1,653,392	$1,640,654	$1,654,788	$1,322,898	$1,311,751	$1,324,139
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of December 31, 2015, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate cap	$3	$—	$3	$—
Asset derivatives - interest rate swap	75	—	75	—
Liability derivatives - interest rate swaps	(11,704)	—	(11,704)	—

10.	RELATED PARTY TRANSACTIONS
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
December 31, 2015

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
During the years ended December 31, 2015, 2014 and 2013, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2015, 2014 and 2013, respectively, and any related amounts payable as of December 31, 2015 and 2014 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2015	2014	2013	2015	2014
Expensed
Asset management fees (1)	$20,051	$11,476	$4,653	$10,075	$3,465
Reimbursement of operating expenses (2)	204	196	137	144	36
Real estate acquisition fees	7,697	10,441	9,423	—	—
Additional Paid-in Capital
Selling commissions	33,200	34,264	23,323	—	—
Dealer manager fees	15,747	16,544	11,340	—	—
Reimbursable other offering costs (3)	2,471	3,594	2,726	—	53
	$79,370	$76,515	$51,602	$10,219	$3,554
_____________________
(1) As of December 31, 2015, the Company had accrued and deferred payment of $10.1 million of asset management fees. See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $167,000, $137,000 and $131,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2015, 2014 and 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Also see “Other Offering Costs” below.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the years ended December 31, 2015, 2014 and 2013, the Advisor incurred $0.1 million, $0.1 million and $19,000 for the costs of the supplemental coverage obtained by the Company, respectively.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Other Offering Costs
Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in each of the Offering and the Follow-on Offering exceed 15% of the gross offering proceeds of the respective offering. The Company ceased offering shares of common stock in the primary Offering on May 29, 2015 and terminated the primary Offering on July 28, 2015. As of December 31, 2015, organization and offering costs in the Offering did not exceed 15% of the gross offering proceeds. From inception through August 2015, the Company had recorded $1.2 million of offering costs related to the Follow-on Offering.
On August 24, 2015, the Company withdrew the registration statement for the Follow-on Offering. As such, during the year ended December 31, 2015, the Advisor reimbursed the Company for the $1.2 million of offering costs related to the Follow-on Offering previously incurred by the Company. Such costs were previously included in prepaid expenses and other assets as of December 31, 2014. During the three months ended March 31, 2015, such costs were reclassified to due from affiliate for all periods presented due to management’s expectations that significant proceeds would not be raised in the Follow-on Offering and that such costs would be reimbursed from the Advisor.
Deferral of Asset Management Fees
Pursuant to the Advisory Agreement, with respect to asset management fees accruing from March 1, 2014, the Advisor has agreed to defer, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.
However, notwithstanding the foregoing, any and all deferred asset management fees that are unpaid will become immediately due and payable at such time as the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8.0% per year cumulative, noncompounded return on such net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to receive deferred asset management fees.
As of December 31, 2015, the Company had accrued and deferred payment of $10.1 million of asset management fees under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the year ended December 31, 2015, the Company recognized $0.1 million of rental income related to this lease.
Prior to their approval of the lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

11. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The Company acquired seven office properties and one mixed-use office/retail property during the year ended December 31, 2015, which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2015 and 2014 has been prepared to give effect to the acquisitions of Park Place Village, CrossPoint at Valley Forge, 515 Congress and The Almaden as if the acquisitions occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands).

	For the Years Ended December 31,
	2015	2014
Revenues	$344,652	$232,606
Depreciation and amortization	$146,388	$94,964
Net loss	$(16,632)	$(8,062)
The unaudited pro forma information for the year ended December 31, 2015 was adjusted to exclude an aggregate of $7.7 million of acquisition fees and expenses related to Park Place Village, CrossPoint at Valley Forge, 515 Congress and The Almaden incurred by the Company in 2015.

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$68,250	$72,167	$83,829	$91,463
Net loss	$(5,574)	$(5,943)	$(16,838)	$(660)
Net loss per common share, basic and diluted	$(0.04)	$(0.04)	$(0.10)	$—
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$41,736	$45,183	$48,380	$53,597
Net income (loss)	$6,727	$(3,561)	$(3,070)	$(12,448)
Net income (loss) per common share, basic and diluted	$0.09	$(0.04)	$(0.03)	$(0.11)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164
__________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective periods from January 1, 2014 through December 31, 2015. Each day during the periods from January 1, 2014 through December 31, 2015 was a record date for distributions. Distributions were calculated at the rate of $0.00178082 per share per day.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2015.

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 4, 2016, the Company paid distributions of $9.8 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2015 through December 31, 2015. On February 1, 2016, the Company paid distributions of $9.9 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2016 through January 31, 2016. On March 1, 2016, the Company paid distributions of $8.9 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2016 through February 28, 2016.
Distributions Declared
On January 25, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from March 1, 2016 through March 31, 2016, which the Company expects to pay in April 2016. On March 11, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2016 through April 30, 2016, which the Company expects to pay in May 2016, and distributions based on daily record dates for the period from May 1, 2016 through May 31, 2016, which the Company expects to pay in June 2016. Investors may choose to receive cash distributions or purchase additional shares through the Company’s DRP.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.47% annualized rate based on the Company’s December 8, 2015 estimated value per share of $10.04.
Real Estate Acquisition and Financing Subsequent to December 31, 2015
Acquisition and Related Financing of Carillon
On January 15, 2016, the Company, through an indirect wholly owned subsidiary (the “Carillon Buyer”), acquired an office property containing 476,308 rentable square feet located on approximately 1.8 acres of land in Charlotte, North Carolina (“Carillon”). The seller is not affiliated with the Company or the Advisor .
The purchase price of Carillon was $147.0 million plus closing costs. The Company funded the purchase of Carillon with proceeds from the Carillon Mortgage Loan (defined below) and proceeds from its now-terminated primary Offering.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Carillon was constructed in 1991. As of January 15, 2016, Carillon was 92% leased to 46 tenants with a weighted-average remaining lease term of 5.0 years.
On January 15, 2016, in connection with the acquisition of Carillon, the Carillon Buyer entered into a mortgage loan with two unaffiliated lenders for borrowings of up to $95.6 million (the “Carillon Committed Amount”) secured by Carillon (the “Carillon Mortgage Loan”), of which $76.5 million was term debt and $19.1 million was revolving debt. At closing, the $76.5 million of term debt was funded and the $19.1 million of revolving debt was available for future disbursements, a portion of which is to be used for tenant improvements and leasing commissions, subject to terms and conditions contained in the loan documents. The Carillon Mortgage Loan matures on February 1, 2020, with three one-year extension options, subject to certain terms and conditions contained in the loan documents, and bears interest at a floating rate of 165 basis points over one-month LIBOR. Monthly payments are interest-only during the initial term with the entire unpaid principal balance and all outstanding interest and fees due at maturity. However, if the term of the Carillon Mortgage Loan is extended, commencing on February 1, 2020, the Carillon Committed Amount will be reduced by $100,000 per month through the maturity of the loan. If, after any such reduction in the Carillon Committed Amount, the outstanding principal balance of the loan exceeds the then-reduced Carillon Committed Amount, the Carillon Buyer must make a principal payment in an amount sufficient to reduce the outstanding principal balance of the Carillon Mortgage Loan below the then-reduced Carillon Committed Amount. The Carillon Buyer has the right to repay the loan in part or in whole at any time, subject to certain fees, expenses and conditions, all as described in the loan documents.
On January 21, 2016, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on $76.4 million of the loan’s floating rate debt at 3.32% effective from February 1, 2017 through February 1, 2023. Beginning February 3, 2020, the notional amount on the interest rate swap agreement is reduced $0.1 million per month.
KBS REIT Properties III, LLC (“REIT Properties III”), an indirect wholly owned subsidiary of the Company, is providing a guaranty of up to 25% of the outstanding balance, plus certain other sums, under the Carillon Mortgage Loan. REIT Properties III is also providing a guaranty with respect to any deficiency, loss or damage suffered by the lenders as a result of certain (i) intentional actions committed by REIT Properties III or the Carillon Buyer in violation of the loan documents, and (ii) bankruptcy or insolvency proceedings involving the Carillon Buyer.
3001 Washington Mortgage Loan
On January 28, 2016, the Company, through an indirect wholly owned subsidiary (the “3001 Washington Borrower”), entered into a mortgage loan with an unaffiliated lender for borrowings of up to $34.5 million secured by 3001 Washington (the “3001 Washington Mortgage Loan”). At closing, $24.0 million was funded and the remaining $10.5 million was available for future disbursements to be used for capital expenditures, tenant improvements and lease commissions, subject to certain terms and conditions contained in the loan documents. The 3001 Washington Mortgage Loan matures on February 1, 2019, with two one-year extension options, subject to certain terms and conditions contained in the loan documents, and bears interest at a floating rate of 160 basis points over one-month LIBOR. Monthly payments are interest only during the initial term and any extension term. The 3001 Washington Borrower has the right to repay the loan in part and in whole subject to certain fees, expenses and conditions, all as described in the loan documents.
On January 29, 2016, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on $24.0 million of the loan’s floating rate debt at 2.99% effective from January 2, 2018 through January 1, 2020.
REIT Properties III is providing a guaranty of the outstanding principal balance, plus interest due and certain other sums, under the 3001 Washington Mortgage Loan (the “Obligations”). REIT Properties III is also providing a guaranty of the Obligations in the event of certain (i) voluntary or involuntary bankruptcy or insolvency proceedings involving the 3001 Washington Borrower or REIT Properties III or their affiliates; or (ii) voluntary transfers or mortgages of 3001 Washington in violation of the loan documents. The amount guaranteed by REIT Properties III may be reduced to $0.00 upon the occurrence of certain conditions as described in the guaranty. In addition, REIT Properties III is providing a guaranty with respect to any loss, damage, costs or expenses suffered by the lender under the 3001 Washington Mortgage Loan as a result of certain intentional actions or omissions by the 3001 Washington Borrower, REIT Properties III or certain of their affiliates in relation to the 3001 Washington Mortgage Loan, as described in the guaranty.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Domain Gateway	Austin, TX	100%	$(4)	$2,850	$44,523	$47,373	$—	$2,850	$44,523	$47,373	$(9,233)	2009	09/29/2011
Town Center	Plano, TX	100%	75,000	7,428	108,547	115,975	1,965	7,428	110,512	117,940	(19,871)	2001/2002/2006	03/27/2012
McEwen Building	Franklin, TN	100%	(4)	5,600	34,704	40,304	52	5,600	34,756	40,356	(7,501)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(4)	9,800	20,051	29,851	554	9,800	20,605	30,405	(4,292)	1909	05/09/2012
Tower on Lake Carolyn	Irving, TX	100%	(4)	2,056	44,579	46,635	3,898	2,056	48,477	50,533	(8,315)	1988	12/21/2012
RBC Plaza	Minneapolis, MN	100%	75,930	16,951	109,191	126,142	22,514	16,951	131,705	148,656	(18,469)	1991	01/31/2013
One Washingtonian Center	Gaithersburg, MD	100%	(5)	14,400	74,335	88,735	1,330	14,400	75,665	90,065	(8,793)	1990	06/19/2013
Preston Commons	Dallas, TX	100%	(5)	17,188	96,330	113,518	3,460	17,188	99,790	116,978	(13,251)	1958/1986	06/19/2013
Sterling Plaza	Dallas, TX	100%	(5)	6,800	68,292	75,092	4,161	6,800	72,453	79,253	(8,871)	1984	06/19/2013
201 Spear Street	San Francisco, CA	100%	100,000	40,279	85,941	126,220	9,847	40,279	95,788	136,067	(8,771)	1984	12/03/2013
500 West Madison	Chicago, IL	100%	215,000	49,306	370,662	419,968	20,770	49,306	391,432	440,738	(42,819)	1987	12/16/2013
222 Main	Salt Lake City, UT	100%	102,700	5,700	156,842	162,542	2,455	5,700	159,297	164,997	(11,948)	2009	02/27/2014
Anchor Centre	Phoenix, AZ	100%	50,000	13,900	73,480	87,380	4,318	13,900	77,798	91,698	(6,573)	1984	05/22/2014
171 17th Street	Atlanta, GA	100%	80,992	7,639	122,593	130,232	(444)	7,639	122,149	129,788	(8,615)	2004	08/25/2014
Rocklin Corporate Center	Rocklin, CA	100%	19,889	4,448	28,276	32,724	325	4,448	28,601	33,049	(2,322)	2007	11/06/2014
Reston Square	Reston, VA	100%	23,840	6,800	38,838	45,638	892	6,800	39,730	46,530	(2,428)	2007	12/03/2014
Ten Almaden	San Jose, CA	100%	63,540	7,000	110,292	117,292	2,074	7,000	112,366	119,366	(5,713)	1988	12/05/2014
Towers at Emeryville	Emeryville, CA	100%	143,944	49,183	200,823	250,006	4,351	49,183	205,174	254,357	(12,094)	1972/1975/1985	12/23/2014
101 South Hanley	St. Louis, MO	100%	35,025	6,100	57,363	63,463	353	6,100	57,716	63,816	(3,169)	1986	12/24/2014
3003 Washington Boulevard	Arlington, VA	100%	90,378	18,800	129,820	148,620	2,143	18,800	131,963	150,763	(4,852)	2014	12/30/2014
Village Center Station	Greenwood Village, CO	100%	(4)	4,250	73,631	77,881	133	4,250	73,764	78,014	(2,278)	2009	05/20/2015
Park Place Village	Leawood, KS	100%	(4)	11,009	117,070	128,079	606	11,009	117,676	128,685	(3,368)	2007	06/18/2015
201 17th Street	Atlanta, GA	100%	48,563	5,277	86,859	92,136	3,329	5,277	90,188	95,465	(2,214)	2007	06/23/2015
Promenade I & II at Eilan	San Antonio, TX	100%	37,300	3,250	59,314	62,564	60	3,250	59,374	62,624	(1,388)	2011	07/14/2015
CrossPoint at Valley Forge	Wayne, PA	100%	51,000	17,302	72,280	89,582	1	17,302	72,281	89,583	(1,304)	1974	08/18/2015
515 Congress	Austin, TX	100%	67,500	8,000	106,261	114,261	57	8,000	106,318	114,318	(1,885)	1975	08/31/2015
The Almaden	San Jose, CA	100%	76,100	29,000	130,145	159,145	(23)	29,000	130,122	159,122	(1,963)	1980/1981	09/23/2015
3001 Washington Boulevard	Arlington, VA	100%	—	9,900	41,551	51,451	2,165	9,900	43,716	53,616	(131)	2015	11/06/2015
		TOTAL		$380,216	$2,662,593	$3,042,809	$91,346	$380,216	$2,753,939	$3,134,155	$(222,431)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $3.2 billion as of December 31, 2015.
(4) As of December 31, 2015, these properties served as the security for the Portfolio Loan, which had an outstanding principal balance of $127.5 million as of December 31, 2015.
(5) As of December 31, 2015, these properties served as the security for the National Office Portfolio Mortgage Loan, which had an outstanding principal balance of $169.2 million as of December 31, 2015.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

	2015	2014	2013
Real Estate:
Balance at the beginning of the year	$2,307,861	$1,276,737	$319,060
Acquisitions	775,099	1,037,897	949,675
Improvements	74,033	38,775	10,520
Write off of fully depreciated and fully amortized assets	(22,776)	(9,642)	(2,518)
Loss due to property damage	(62)	—	—
Sale	—	(35,906)	—
Balance at the end of the year	$3,134,155	$2,307,861	$1,276,737
Accumulated depreciation and amortization:
Balance at the beginning of the year	(110,781)	$(46,608)	$(14,090)
Depreciation and amortization expense	(134,426)	(78,378)	(35,036)
Write off of fully depreciated and fully amortized assets	22,776	9,642	2,518
Sale	—	4,563	—
Balance at the end of the year	$(222,431)	$(110,781)	$(46,608)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 14, 2016.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 14, 2016
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 14, 2016
Jeffrey K. Waldvogel
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 14, 2016
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 14, 2016
Stacie K. Yamane
/s/ HANK ADLER	Director	March 14, 2016
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 14, 2016
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 14, 2016
Stuart A. Gabriel, Ph.D.