Form 10-Q
period 2016-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2016-05-10
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐  No  ☒
As of May 4, 2016, there were 179,991,055 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Real estate:
Land	$399,316	$380,216
Buildings and improvements	2,614,266	2,480,181
Tenant origination and absorption costs	280,193	273,758
Total real estate, cost	3,293,775	3,134,155
Less accumulated depreciation and amortization	(254,336)	(222,431)
Total real estate, net	3,039,439	2,911,724
Real estate loan receivable, net	21,945	21,997
Cash and cash equivalents	45,228	108,242
Rents and other receivables, net	51,268	43,035
Above-market leases, net	10,305	10,977
Due from affiliate	309	—
Prepaid expenses and other assets	43,847	37,899
Total assets	$3,212,341	$3,133,874
Liabilities and stockholders’ equity
Notes payable, net	$1,743,927	$1,640,654
Accounts payable and accrued liabilities	45,614	48,335
Due to affiliate	7,717	10,219
Distributions payable	9,896	9,832
Below-market leases, net	42,530	41,700
Other liabilities	56,805	40,935
Total liabilities	1,906,489	1,791,675
Commitments and contingencies (Note 10)
Redeemable common stock	66,118	55,367
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 179,078,523 and 177,943,238 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,791	1,779
Additional paid-in capital	1,571,091	1,571,107
Accumulated other comprehensive loss	(9,076)	(4,229)
Cumulative distributions and net losses	(324,072)	(281,825)
Total stockholders’ equity	1,239,734	1,286,832
Total liabilities and stockholders’ equity	$3,212,341	$3,133,874
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$74,985	$53,501
Tenant reimbursements	17,503	11,534
Interest income from real estate loan receivable	409	382
Other operating income	5,006	2,833
Total revenues	97,903	68,250
Expenses:
Operating, maintenance and management	21,895	15,220
Real estate taxes and insurance	15,618	11,162
Asset management fees to affiliate	6,143	4,317
Real estate acquisition fees to affiliate	1,473	—
Real estate acquisition fees and expenses	288	115
General and administrative expenses	1,258	998
Depreciation and amortization	39,465	29,668
Interest expense	25,355	12,415
Total expenses	111,495	73,895
Other income:
Other interest income	12	71
Total other income	12	71
Net loss	$(13,580)	$(5,574)
Net loss per common share, basic and diluted	$(0.08)	$(0.04)
Weighted-average number of common shares outstanding, basic and diluted	178,880,351	134,638,562
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(13,580)	$(5,574)
Other comprehensive (loss) income:
Unrealized losses on derivative instruments	(6,306)	(6,309)
Reclassification adjustment realized in net income (effective portion)	1,459	1,651
Total other comprehensive loss	(4,847)	(4,658)
Total comprehensive loss	$(18,427)	$(10,232)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2015 and the Three Months Ended March 31, 2016 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	123,426,546	$1,234	$1,080,673	$(146,621)	$(2,190)	$933,096
Net loss	—	—	—	(29,015)	—	(29,015)
Other comprehensive loss	—	—	—	—	(2,039)	(2,039)
Issuance of common stock	55,602,428	556	579,653	—	—	580,209
Transfers to redeemable common stock	—	—	(26,038)	—	—	(26,038)
Redemptions of common stock	(1,085,736)	(11)	(10,579)	—	—	(10,590)
Distributions declared	—	—	—	(106,189)	—	(106,189)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(48,947)	—	—	(48,947)
Other offering costs	—	—	(3,655)	—	—	(3,655)
Balance, December 31, 2015	177,943,238	$1,779	$1,571,107	$(281,825)	$(4,229)	$1,286,832
Net loss	—	—	—	(13,580)	—	(13,580)
Other comprehensive loss	—	—	—	—	(4,847)	(4,847)
Issuance of common stock	1,606,085	16	15,306	—	—	15,322
Transfers to redeemable common stock	—	—	(10,751)	—	—	(10,751)
Redemptions of common stock	(470,800)	(4)	(4,566)	—	—	(4,570)
Distributions declared	—	—	—	(28,667)	—	(28,667)
Other offering costs	—	—	(5)	—	—	(5)
Balance, March 31, 2016	179,078,523	$1,791	$1,571,091	$(324,072)	$(9,076)	$1,239,734
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(13,580)	$(5,574)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,465	29,668
Noncash interest income on real estate-related investment	7	7
Deferred rents	(5,804)	(5,083)
Allowance for doubtful accounts	151	181
Amortization of above- and below-market leases, net	(2,163)	(1,432)
Amortization of deferred financing costs	1,267	825
Unrealized losses on derivative instruments	12,743	3,500
Changes in operating assets and liabilities:
Rents and other receivables	(1,886)	(2,862)
Prepaid expenses and other assets	(10,935)	(7,609)
Accounts payable and accrued liabilities	(7,948)	(1,361)
Other liabilities	(1,643)	2,256
Due from affiliate	(309)	—
Due to affiliates	(2,527)	1,714
Net cash provided by operating activities	6,838	14,230
Cash Flows from Investing Activities:
Acquisitions of real estate	(141,604)	—
Improvements to real estate	(12,592)	(11,760)
Advances on real estate loan receivable	—	(1,546)
Purchase of interest rate cap	—	(175)
Principal repayments on real estate loan receivable	45	51
Net cash used in investing activities	(154,151)	(13,430)
Cash Flows from Financing Activities:
Proceeds from notes payable	134,394	—
Principal payments on notes payable	(31,000)	(75,960)
Payments of deferred financing costs	(1,324)	(106)
Proceeds from issuance of common stock	—	269,140
Payments to redeem common stock	(4,570)	(1,789)
Return of contingent consideration related to acquisition of real estate	85	—
Payments of commissions on stock sales and related dealer manager fees	—	(25,160)
Payments of other offering costs	(5)	(1,342)
Distributions paid to common stockholders	(13,281)	(9,514)
Net cash provided by financing activities	84,299	155,269
Net (decrease) increase in cash and cash equivalents	(63,014)	156,069
Cash and cash equivalents, beginning of period	108,242	99,135
Cash and cash equivalents, end of period	$45,228	$255,204
Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,903	$7,812
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$15,322	$10,743
Increase in other offering costs payable	$—	$153
Increase in distributions payable	$64	$1,324
Increase in accrued improvements to real estate	$3,881	$5,910
Liabilities assumed in connection with real estate acquisition	$157	$—
Increase in due to affiliate related to acquisition fee on development project	$25	$—
Application of escrow deposits to acquisition of real estate	$4,350	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2016, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of March 31, 2016, the Company owned 28 office properties, one mixed-use office/retail property and one first mortgage loan secured by a deed of trust.
The Company commenced its initial public offering (the “Offering”) on October 26, 2010. Upon commencing the Offering, the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated (the “Dealer Manager Agreement”). The Company ceased offering shares of common stock in the primary Offering on May 29, 2015 and terminated the primary Offering on July 28, 2015.
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of March 31, 2016, the Company had also sold 12,093,931 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $118.4 million. Also as of March 31, 2016, the Company had redeemed 2,300,032 shares sold in the Offering for $22.3 million.
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The consolidated financial statements include the accounts of the Company, REIT Holdings III, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2016 and 2015, respectively.
Distributions declared per common share were $0.160 and $0.160 for the three months ended March 31, 2016 and 2015, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2016 and 2015, respectively. For each day that was a record date for distributions during the three months ended March 31, 2016 and 2015, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2015 through March 31, 2015, January 1, 2016 through February 28, 2016 and March 1, 2016 through March 31, 2016 was a record date for distributions.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of March 31, 2016, the Company aggregated its investments in real estate properties into one reportable business segment.  The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

3.	REAL ESTATE
As of March 31, 2016, the Company’s real estate portfolio was composed of 28 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 11.0 million rentable square feet. As of March 31, 2016, the Company’s real estate portfolio was collectively 93% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(9,771)	$37,602
Town Center	03/27/2012	Plano	TX	Office	117,384	(20,508)	96,876
McEwen Building	04/30/2012	Franklin	TN	Office	40,354	(8,010)	32,344
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	31,970	(4,646)	27,324
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	51,031	(9,105)	41,926
RBC Plaza	01/31/2013	Minneapolis	MN	Office	148,600	(20,361)	128,239
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	90,052	(9,723)	80,329
Preston Commons	06/19/2013	Dallas	TX	Office	116,618	(14,164)	102,454
Sterling Plaza	06/19/2013	Dallas	TX	Office	78,348	(8,740)	69,608
201 Spear Street	12/03/2013	San Francisco	CA	Office	135,617	(9,215)	126,402
500 West Madison	12/16/2013	Chicago	IL	Office	442,750	(47,078)	395,672
222 Main	02/27/2014	Salt Lake City	UT	Office	165,449	(13,632)	151,817
Anchor Centre	05/22/2014	Phoenix	AZ	Office	91,478	(7,112)	84,366
171 17th Street	08/25/2014	Atlanta	GA	Office	130,873	(10,241)	120,632
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	33,049	(2,892)	30,157
Reston Square	12/03/2014	Reston	VA	Office	46,527	(3,028)	43,499
Ten Almaden	12/05/2014	San Jose	CA	Office	119,862	(7,091)	112,771
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	257,010	(15,174)	241,836
101 South Hanley	12/24/2014	St. Louis	MO	Office	65,083	(3,681)	61,402
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	150,938	(6,134)	144,804
Village Center Station	05/20/2015	Greenwood Village	CO	Office	77,993	(3,164)	74,829
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	128,760	(4,827)	123,933
201 17th Street	06/23/2015	Atlanta	GA	Office	95,810	(3,105)	92,705
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,624	(2,146)	60,478
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	89,601	(2,173)	87,428
515 Congress	08/31/2015	Austin	TX	Office	115,080	(3,184)	111,896
The Almaden	09/23/2015	San Jose	CA	Office	159,193	(3,538)	155,655
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	54,260	(460)	53,800
Carillon	01/15/2016	Charlotte	NC	Office	150,088	(1,433)	148,655
					$3,293,775	$(254,336)	$3,039,439

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

As of March 31, 2016, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$395,672	12.3%	$35,960	$25.72	95.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2016, the leases had remaining terms, excluding options to extend, of up to 14.5 years with a weighted-average remaining term of 5.1 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $12.5 million and $12.2 million as of March 31, 2016 and December 31, 2015, respectively.
During the three months ended March 31, 2016 and 2015, the Company recognized deferred rent from tenants of $5.8 million and $5.1 million, respectively. As of March 31, 2016 and December 31, 2015, the cumulative deferred rent balance was $45.8 million and $38.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $4.4 million and $3.3 million of unamortized lease incentives as of March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2016 through December 31, 2016	$207,076
2017	266,181
2018	245,953
2019	216,187
2020	180,587
Thereafter	546,911
$1,662,895

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

As of March 31, 2016, the Company’s real estate properties were leased to approximately 900 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	166	$61,287	21.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2016, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of March 31, 2016, the Company’s net investments in real estate in California, Texas and Illinois represented 21%, 16% and 12% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Acquisition
Carillon
On January 15, 2016, the Company, through an indirect wholly owned subsidiary (the “Carillon Buyer”), acquired an office property containing 476,308 rentable square feet located on approximately 1.8 acres of land in Charlotte, North Carolina (“Carillon”). The purchase price (net of closing credits) of Carillon was $146.1 million plus closing costs. The seller was not affiliated with the Company or the Advisor. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. The Company allocated $19.1 million to land, $120.7 million to building and improvements, $10.0 million to tenant origination and absorption costs and $3.7 million to below-market lease liabilities during the three months ended March 31, 2016. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 6.3 years for tenant origination and absorption costs and 7.6 years for below-market lease liabilities.
The Company recorded the acquisition as a business combination and expensed $1.8 million of acquisition costs related to this property for the three months ended March 31, 2016. During the three months ended March 31, 2016, the Company recognized $3.1 million of total revenues and $1.6 million of operating expenses from this property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Cost	$280,193	$273,758	$15,544	$15,573	$(59,777)	$(56,996)
Accumulated Amortization	(80,060)	(71,836)	(5,239)	(4,596)	17,247	15,296
Net Amount	$200,133	$201,922	$10,305	$10,977	$(42,530)	$(41,700)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Amortization	$(11,730)	$(10,110)	$(680)	$(1,063)	$2,843	$2,495

5.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2016 and December 31, 2015, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2016 (1)	Book Value as of March 31, 2016 (2)	Book Value as of December 31, 2015 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	$21,938	$21,945	$21,997	7.5%	7.5%	07/01/2016
_____________________
(1) Outstanding principal balance as of March 31, 2016 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method, divided by the average amortized cost basis of the investment. The contractual interest rate and annualized effective interest rate presented are as of March 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2016 (in thousands):

Real estate loan receivable - December 31, 2015	$21,997
Principal repayments received on real estate loan receivable	(45)
Amortization of closing costs and origination fees on originated real estate loan receivable	(7)
Real estate loan receivable - March 31, 2016	$21,945

For the three months ended March 31, 2016 and 2015, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Contractual interest income	$416	$389
Amortization of closing costs and origination fees	(7)	(7)
Interest income from real estate loan receivable	$409	$382
As of March 31, 2016, the borrower under the Aberdeen First Mortgage Origination was current on its payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

6.	NOTES PAYABLE
As of March 31, 2016 and December 31, 2015, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of March 31, 2016(1)	Effective Interest Rate as of March 31, 2016 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (4)	127,500	127,500	One-month LIBOR + 1.90%	2.34%	Interest Only	06/01/2019
RBC Plaza Mortgage Loan	75,930	75,930	One-month LIBOR + 1.80%	2.55%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	169,191	169,191	One-month LIBOR + 1.50%	2.78%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	215,000	215,000	One-month LIBOR + 1.65%	3.16%	Interest Only	12/16/2018
222 Main Mortgage Loan	102,700	102,700	3.97%	3.97%	Interest Only(3)	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2017
171 17th Street Mortgage Loan	80,992	80,992	One-month LIBOR + 1.45%	2.71%	Interest Only(3)	09/01/2018
Reston Square Mortgage Loan	23,840	23,840	One-month LIBOR + 1.50%	1.94%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan	65,059	63,540	One-month LIBOR + 1.65%	2.09%	Interest Only	01/01/2018
Towers at Emeryville Mortgage Loan (7)	145,379	143,944	One-month LIBOR + 1.75%	2.19%	Interest Only	01/15/2018
101 South Hanley Mortgage Loan	35,025	35,025	One-month LIBOR + 1.55%	1.99%	Interest Only(3)	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	1.99%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	19,889	19,889	One-month LIBOR + 1.50%	1.94%	Interest Only	06/05/2018
201 17th Street Mortgage Loan	48,563	48,563	One-month LIBOR + 1.40%	1.84%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only(3)	09/01/2022
The Almaden Mortgage Loan	76,100	76,100	One-month LIBOR + 1.75%	2.19%	Interest Only	10/01/2016
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	2.19%	Interest Only	10/01/2022
515 Congress Mortgage Loan	67,500	67,500	One-month LIBOR + 1.70%	2.14%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	100,000	One-month LIBOR + 1.66%	2.10%	Interest Only	01/01/2019
Carillon Mortgage Loan (8)	76,440	—	One-month LIBOR + 1.65%	2.09%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan (9)	24,000	—	One-month LIBOR + 1.60%	2.04%	Interest Only	02/01/2019
Total notes payable principal outstanding	1,756,786	1,653,392
Deferred financing costs, net	(12,859)	(12,738)
Total Notes Payable, net	$1,743,927	$1,640,654

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2016. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2016, where applicable. For further information regarding the Company's derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Represents the payment type required under the loan as of March 31, 2016. Certain future monthly payments due under these loans also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes payable, see five-year maturity table below.
(4) As of March 31, 2016, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of March 31, 2016, the outstanding balance under the loan was $127.5 million of term debt. As of March 31, 2016, an additional $127.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza.
(6) As of March 31, 2016, $215.0 million of term debt was outstanding and $40.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(7) As of March 31, 2016, $145.4 million had been disbursed to the Company and $29.6 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(8) See “Recent Financing Transactions — Carillon Mortgage Loan” below.
(9) See “Recent Financing Transactions — 3001 Washington Mortgage Loan” below.
As of March 31, 2016, the Company’s deferred financing costs were $12.9 million, net of amortization, and were included in notes payable, net on the accompanying consolidated balance sheets. As of December 31, 2015, the Company’s deferred financing costs were $12.8 million, net of amortization, of which $12.7 million is included in notes payable, net and $0.1 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2016 and 2015, the Company incurred $25.4 million and $12.4 million of interest expense, respectively. As of March 31, 2016 and December 31, 2015, $3.9 million and $3.4 million of interest expense were payable, respectively. Included in interest expense for the three months ended March 31, 2016 and 2015 was $1.3 million and $0.8 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s derivative instruments for the three months ended March 31, 2016 and 2015 was $14.4 million and $5.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2016 (in thousands):

April 1, 2016 through December 31, 2016	$77,457
2017	296,994
2018	676,150
2019	254,081
2020	270,509
Thereafter	181,595
$1,756,786
The Company’s notes payable contain financial debt covenants. As of March 31, 2016, the Company was in compliance with these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Recent Financing Transactions
Carillon Mortgage Loan
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
On January 21, 2016, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on $76.4 million of the loan’s floating rate debt at 3.32% effective from February 1, 2017 through February 1, 2023. Beginning February 3, 2020, the notional amount on the interest rate swap agreement is reduced by $0.1 million per month.
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
REIT Properties III is providing a guaranty of the outstanding principal balance, plus interest due and certain other sums, under the 3001 Washington Mortgage Loan (the “Obligations”). The amount guaranteed by REIT Properties III may be reduced to zero upon the occurrence of certain conditions as described in the guaranty. REIT Properties III is also providing a guaranty of the Obligations in the event of certain (i) voluntary or involuntary bankruptcy or insolvency proceedings involving the 3001 Washington Borrower or REIT Properties III or their affiliates; or (ii) voluntary transfers or mortgages of 3001 Washington in violation of the loan documents. In addition, REIT Properties III is providing a guaranty with respect to any loss, damage, costs or expenses suffered by the lender under the 3001 Washington Mortgage Loan as a result of certain intentional actions or omissions by the 3001 Washington Borrower, REIT Properties III or certain of their affiliates in relation to the 3001 Washington Mortgage Loan, as described in the guaranty.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of March 31, 2016 and December 31, 2015. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2016		December 31, 2015			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2016
Derivative instruments designated as hedging instruments
Interest Rate Swaps	7	$625,130	7	$625,130	One-month LIBOR/ Fixed at 0.79% - 1.68%	1.35%	2.2

Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	12	$658,183	10	$557,743	One-month LIBOR/ Fixed at 1.39% - 2.37%	1.99%	3.7
Interest Rate Cap (2)	1	$353,380	1	$353,380	One-month LIBOR at 2.46%	2.46%	0.8
_____________________
(1) Included in these amounts are 11 forward interest rate swaps with an aggregate notional amount of $607.2 million that were not yet in effect as of March 31, 2016. These 11 interest rate swaps will become effective at various times during the remainder of 2016 through 2018.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

		March 31, 2016		December 31, 2015
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	1	$75
Interest Rate Swaps	Other liabilities, at fair value	7	$(9,076)	6	$(4,304)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	12	$(20,141)	10	$(7,400)
Interest Rate Cap	Prepaid expenses and other assets, at fair value	1	$1	1	$3
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

	For the Three Months Ended March 31,
	2016	2015
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$1,459	$1,651
	1,459	1,651

Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	180	—
Unrealized loss on interest rate swaps	12,741	3,376
Unrealized loss on interest rate cap	2	124
	12,923	3,500
Increase in interest expense as a result of derivatives	$14,382	$5,151

Other comprehensive income related
Unrealized losses on derivative instruments	$6,306	$6,309
During the three months ended March 31, 2016 and 2015, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $4.9 million as of March 31, 2016 and was included in accumulated other comprehensive income (loss).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

8.	FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
March 31, 2016
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of March 31, 2016 and December 31, 2015, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$21,938	$21,945	$21,888	$21,982	$21,997	$21,884
Financial liabilities:
Notes payable	$1,756,786	$1,743,927	$1,754,591	$1,653,392	$1,640,654	$1,654,788
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
As of March 31, 2016, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate cap	$1	$—	$1	$—
Liability derivatives - interest rate swaps	(29,217)	—	(29,217)	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and the Dealer Manager to reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Offering and dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
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
During the three months ended March 31, 2016 and 2015, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2016 and 2015, respectively, and any related amounts payable as of March 31, 2016 and December 31, 2015 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2016	2015	2016	2015
Expensed
Asset management fees (1)	$6,143	$4,317	$7,579	$10,075
Reimbursement of operating expenses (2)	52	39	113	144
Real estate acquisition fees	1,473	—	—	—
Additional Paid-in Capital
Selling commissions	—	17,084	—	—
Dealer manager fees	—	8,076	—	—
Reimbursable other offering costs	—	903	—	—
Capitalized
Acquisition fee on development project	25	—	25	—
	$7,693	$30,419	$7,717	$10,219
_____________________
(1) As of March 31, 2016, the Company had accrued and deferred payment of $7.6 million of asset management fees. See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $52,000 and $33,000 for the three months ended March 31, 2016 and 2015, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2016 and 2015, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three months ended March 31, 2016 and 2015, the Advisor had not incurred any costs of the supplemental coverage obtained by the Company.
As of March 31, 2016, the Company had $0.3 million due from the Advisor, which primarily consisted of a $0.2 million property insurance rebate.
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
March 31, 2016
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
As of March 31, 2016, the Company had accrued and deferred payment of $7.6 million of asset management fees under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.4% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of March 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the three months ended March 31, 2016, the Company recognized $0.1 million of rental income related to this lease.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2016, the Company paid distributions of $9.9 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2016 through March 31, 2016. On May 2, 2016, the Company paid distributions of $9.6 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2016 through April 30, 2016.
Distributions Declared
On March 11, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from May 1, 2016 through May 31, 2016, which the Company expects to pay in June 2016. On May 6, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2016 through June 30, 2016, which the Company expects to pay in July 2016, and distributions based on daily record dates for the period from July 1, 2016 through July 31, 2016, which the Company expects to pay in August 2016. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.47% annualized rate based on the Company's December 8, 2015 estimated value per share of $10.04.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of March 31, 2016, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. From time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

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

•
Our real estate investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our real estate properties and the property and other assets directly securing our loan investment could decrease. Such events would make it more difficult for the borrower under our loan investment to meet its payment obligations to us and could in turn make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

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

All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011 and we intend to continue to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by our advisor pursuant to an advisory agreement and our advisor conducts our operations and manages our portfolio of real estate investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
We have invested in a diverse portfolio of real estate investments. As of March 31, 2016, we owned 28 office properties, one mixed-use office/retail property and had originated one first mortgage loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of March 31, 2016, we had also sold 12,093,931 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $118.4 million. Also as of March 31, 2016, we had redeemed 2,300,032 shares sold in our initial public offering for $22.3 million.
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
Current conditions in the global capital markets remain volatile. The International Monetary Fund, in its Global Financial Stability Report, states that the economic outlook has deteriorated in advanced economies because of heightened uncertainty and setbacks to growth and confidence. This situation is amplified in emerging economies, where oil and commodity prices, coupled with slower economic growth, have kept risk levels elevated. Dismal financial conditions in Europe and Japan, and continued outflows from emerging markets are some of the crucial risks leading to financial uncertainty and poor investor confidence. China, in particular, has been a source of uncertainty, as the economy is undergoing a complex transition towards a more sustainable growth model; one that is based on consumption and services.
In the United States, economic growth has been relatively steady and low. The U.S. labor markets have been improving and are adding approximately 200,000 jobs each month. The unemployment rate is hovering around 5%. These positive signs are, however, offset somewhat by a lack of real income growth and a persistently low labor participation rate. The U.S. energy market has been struggling with the oversupply of oil and natural gas, which is a reversal of the trend that played an important role in the U.S. economic recovery following the 2008-2009 recession. Forward-looking economic indicators provided by the Federal Reserve are pointing to a continued slowing in gross domestic product in Q1 2016.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The Federal Reserve pursued an accommodative monetary policy that included cutting interest rates and implementing a quantitative easing (“QE”) program. In 2015, the U.S. economy continued strengthening, and the Federal Reserve ceased the QE program and raised the Target Funds rate by 25 basis points. Following this move, the U.S. economic indicators started to weaken, and the dollar traded off against most major world currencies.
In Europe and Japan, the central bank interventions into the local economies have continued. Asset purchases and stimulus programs in both regions have driven down interest rates and investment yields. Both regions now have unnaturally low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system remains unknown
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Slowing economic growth and poor corporate earnings have caused the markets to discount talk of further interest rate increases. This, in turn, has kept the U.S. yield curve near all-time lows, and has kept the dollar weak.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The U.S. commercial real estate market continues to benefit from strong inflows of foreign capital. In 2015, commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Low interest rates and aggressive loan underwriting standards have helped drive property values higher. In the first quarter of 2016, lending standards were tightened and transaction volumes have slowed. This phenomenon is best captured in the decline of the commercial mortgage backed securities market, which saw issuance forecasts slashed as of 2016. Highly leveraged investors are temporarily being forced out of the market. Secondary markets and riskier asset classes experienced a drop in prices.
Impact on Our Real Estate Properties
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the Federal Reserve increased interest rates in Q4 2015, and has left the door open for another increase in at the end of Q2 2016. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
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
As of March 31, 2016, we owned one fixed rate real estate loan receivable with a principal balance of $21.9 million and a carrying value of $21.9 million that matures in July 2016.
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
As of March 31, 2016, we had debt obligations in the aggregate principal amount of $1.8 billion, with a weighted-average remaining term of 2.7 years, and we had a total of $102.7 million of fixed rate notes payable and $1.7 billion of variable rate notes payable. As of March 31, 2016, the interest rates on $676.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into 11 interest rate swaps with an aggregate notional amount of $607.2 million, which will become effective at various times during the remainder of 2016 through 2018. We also have an interest rate cap for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017.
Liquidity and Capital Resources
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of March 31, 2016, we had also sold 12,093,931 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $118.4 million. Also as of March 31, 2016, we had redeemed 2,300,032 shares sold in our initial public offering for $22.3 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015.

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
We have invested all of the proceeds from our now-terminated primary initial public offering, net of selling commissions and dealer manager fees and other organization and offering costs, and proceeds from debt financing, in a diverse portfolio of real estate investments. To date, proceeds from our dividend reinvestment plan have been used primarily to fund redemptions of shares under our share redemption program and for capital expenditures on our real estate investments.
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
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2016, we owned 28 office properties and one mixed-use office/retail property that were collectively 93% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of March 31, 2016, the borrower under our real estate loan receivable was current on all contractual debt service payments to us.
As of March 31, 2016, we had mortgage debt obligations in the aggregate principal amount of $1.8 billion, with a weighted-average remaining term of 2.7 years. As of March 31, 2016, we had $127.5 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We made distributions to our stockholders during the three months ended March 31, 2016 using cash flow from operations from current and prior periods and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2016 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of March 31, 2016, we owned 28 office properties, one mixed-use office/retail property and one real estate loan receivable. During the three months ended March 31, 2016, net cash provided by operating activities was $6.8 million, compared to net cash provided by operating activities of $14.2 million during the three months ended March 31, 2015. Net cash provided by operating activities decreased in 2016 primarily as a result of timing of payments related to property taxes, asset management fees and acquisition fees and expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $154.2 million for the three months ended March 31, 2016 and primarily consisted of the following:

•	$141.6 million for the acquisition of one real estate property; and

•	$12.6 million of improvements to real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of debt financings and distributions paid to our stockholders. During the three months ended March 31, 2016, net cash provided by financing activities was $84.3 million and primarily consisted of the following:

•
$102.1 million of net cash provided by debt financing as a result of proceeds from notes payable of $134.4 million, partially offset by principal payments on notes payable of $31.0 million and payments of deferred financing costs of $1.3 million;

•	$13.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $15.3 million; and

•	$4.6 million of cash used for redemptions of common stock.
We expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, we do not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of March 31, 2016, our borrowings and other liabilities were approximately 55% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2016, we had accrued and deferred payment of $7.6 million of asset management fees under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.  The amount of asset management fees deferred will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by future acquisitions, and the performance of all of the real estate investments in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals even after the initial deferrals are fully repaid.
However, notwithstanding the foregoing, any and all deferred asset management fees that are unpaid will become immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8.0% per year cumulative, noncompounded return on net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive deferred asset management fees.
On September 27, 2015, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$1,756,786	$77,457	$973,144	$524,590	$181,595
Interest payments on outstanding debt obligations (2)	124,298	33,352	65,108	20,957	4,881
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $11.4 million, excluding amortization of deferred financing costs totaling $1.3 million and unrealized losses on derivatives of $12.7 million, during the three months ended March 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of March 31, 2015, we owned 20 office properties and one real estate loan receivable. As of March 31, 2016, we owned 28 office properties, one mixed-use office/retail property and one real estate loan receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the real estate investment acquired in 2016 for an entire period. As a result, the results of operations presented for the three months ended March 31, 2016 and 2015 are not directly comparable due to our acquisition activity.
Comparison of the three months ended March 31, 2016 versus the three months ended March 31, 2015
The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase	Percentage Change	$ Change Due to Acquisitions(1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$74,985	$53,501	$21,484	40%	$18,352	$3,132
Tenant reimbursements	17,503	11,534	5,969	52%	4,344	1,625
Interest income from real estate loan receivable	409	382	27	7%	—	27
Other operating income	5,006	2,833	2,173	77%	1,667	506
Operating, maintenance and management costs	21,895	15,220	6,675	44%	5,703	972
Real estate taxes and insurance	15,618	11,162	4,456	40%	3,535	921
Asset management fees to affiliate	6,143	4,317	1,826	42%	1,663	163
Real estate acquisition fees to affiliate	1,473	—	1,473	n/a	1,473	n/a
Real estate acquisition fees and expenses	288	115	173	150%	173	n/a
General and administrative expenses	1,258	998	260	26%	n/a	n/a
Depreciation and amortization	39,465	29,668	9,797	33%	10,081	(284)
Interest expense	25,355	12,415	12,940	104%	n/a	n/a
_____________________
(1) Represents the dollar amount increase for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 related to real estate investments acquired on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $65.0 million for the three months ended March 31, 2015 to $92.5 million for the three months ended March 31, 2016 primarily as a result of the growth in our real estate portfolio. The increase of rental income and tenant reimbursements for the properties held throughout both periods was primarily due to an increase in occupancy and expense recoveries. We expect that our rental income and tenant reimbursements will increase in future periods as a result of owning the real estate property acquired in 2016 for an entire period.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.4 million for the three months ended March 31, 2015 and 2016. We expect interest income to decrease in future periods to the extent we receive principal repayments.
Other operating income increased from $2.8 million during the three months ended March 31, 2015 to $5.0 million for the three months ended March 31, 2016, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to increase in future periods as a result of owning the real estate property acquired in 2016 for an entire period.
Operating, maintenance and management costs increased from $15.2 million for the three months ended March 31, 2015 to $21.9 million for the three months ended March 31, 2016, primarily as a result of the growth in our real estate portfolio. The increase of operating, maintenance and management costs for the properties held throughout both periods was primarily due to an increase in repairs and maintenance. We expect operating, maintenance and management costs to increase in future periods as a result of owning the real estate property acquired in 2016 for an entire period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance increased from $11.2 million for the three months ended March 31, 2015 to $15.6 million for the three months ended March 31, 2016, primarily as a result of the growth in our real estate portfolio. The increase of real estate taxes and insurance for the properties held throughout both periods was primarily due to higher taxes as the assessment of property values have increased for several of our properties. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate property acquired in 2016 for an entire period.
Asset management fees with respect to our real estate investments increased from $4.3 million for the three months ended March 31, 2015 to $6.1 million for the three months ended March 31, 2016, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning the real estate property acquired in 2016 for an entire period. As of March 31, 2016, there were $7.6 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “- Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates increased from $0.1 million for the three months ended March 31, 2015 to $1.8 million for the three months ended March 31, 2016 due to an increase in acquisition activity. We acquired one real estate property for $146.1 million during the three months ended March 31, 2016. During the three months ended March 31, 2015, we did not acquire any real estate properties. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $29.7 million for the three months ended March 31, 2015 to $39.5 million for the three months ended March 31, 2016, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the real estate property acquired in 2016 for an entire period.
Interest expense increased from $12.4 million for the three months ended March 31, 2015 to $25.4 million for the three months ended March 31, 2016. Included in interest expense is the amortization of deferred financing costs of $0.8 million and $1.3 million for the three months ended March 31, 2015 and 2016, respectively. Interest expense incurred as a result of our derivative instruments for the three months ended March 31, 2015 and 2016 was $5.2 million and $14.4 million, respectively, which includes $3.5 million and $12.7 million of unrealized losses on derivative instruments for the three months ended March 31, 2015 and 2016, respectively. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2015 and 2016. We expect interest expense to increase in future periods as a result of borrowings in 2016 being outstanding for an entire period. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(13,580)	$(5,574)
Depreciation of real estate assets	18,550	11,816
Amortization of lease-related costs	20,915	17,852
FFO	25,885	24,094
Straight-line rent and amortization of above- and below-market leases	(7,967)	(6,515)
Amortization of discounts and closing costs	7	7
Unrealized losses on derivative instruments	12,743	3,500
Real estate acquisition fees to affiliate	1,473	—
Real estate acquisition fees and expenses	288	115
MFFO	$32,429	$21,201
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from operating activities were as follows for the first quarter of 2016 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2016	$28,667	$0.160	$13,281	$15,322	$28,603	$6,838
_____________________

(1)
Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through March 31, 2016 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2016, we paid aggregate distributions of $28.6 million, including $13.3 million of distributions paid in cash and $15.3 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the three months ended March 31, 2016 was $13.6 million. FFO for the three months ended March 31, 2016 was $25.9 million and cash flow from operating activities was $6.8 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $6.8 million of cash flow from operating activities, $4.2 million of cash flow from operating activities in excess of distributions paid during 2015 and $17.6 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operating activities and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments and the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part II, Item 1A, herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. Those factors include: the future operating performance of our current and future real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrower to continue to make debt service payments and/or to repay the loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no significant changes to our policies during 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2016, we paid distributions of $9.9 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2016 through March 31, 2016. On May 2, 2016, we paid distributions of $9.6 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2016 through April 30, 2016.
Distributions Declared
On March 11, 2016, our board of directors declared distributions based on daily record dates for the period from May 1, 2016 through May 31, 2016, which we expect to pay in June 2016. On May 6, 2016, our board of directors declared distributions based on daily record dates for the period from June 1, 2016 through June 30, 2016, which we expect to pay in July 2016, and distributions based on daily record dates for the period from July 1, 2016 through July 31, 2016, which we expect to pay in August 2016. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of March 31, 2016, the fair value and carrying value of our fixed rate real estate loan receivable was $21.9 million and $21.9 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2016, the fair value of our fixed rate debt was $105.9 million and the outstanding principal balance of our fixed rate debt was $102.7 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2016.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $978.0 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $676.1 million of our variable debt. This amount does not take into account the impact of $607.2 million of forward interest rate swap agreements that were not yet effective as of March 31, 2016. We also have an interest rate cap with a notional amount of $353.4 million effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017. Based on interest rates as of March 31, 2016, if interest rates were 100 basis points higher during the 12 months ending March 31, 2017, interest expense on our variable rate debt would increase by $9.8 million. As of March 31, 2016, one-month LIBOR was 0.43725% and if this index was reduced to 0% during the 12 months ending March 31, 2017, interest expense on our variable rate debt would decrease by $4.3 million. As of March 31, 2016, we did not own any variable rate loans receivable.
The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2016 was 7.5%. The effective interest rate represents the effective interest rate as of March 31, 2016, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of March 31, 2016 were 4.0% and 2.5%, respectively.  The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2016 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook - Real Estate and Real Estate Finance Markets” herein, the risks discussed in Part II, Item 1A herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.
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
For the three months ended March 31, 2016, we paid aggregate distributions of $28.6 million, including $13.3 million of distributions paid in cash and $15.3 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $6.8 million (24%) of cash flow from operating activities, $4.2 million (15%) of cash flow from operating activities in excess of distributions paid during 2015 and $17.6 million (61%) of debt financing. For the three months ended March 31, 2016, our cash flow from operating activities to distributions paid coverage ratio was 24% and our funds from operations to distributions paid coverage ratio was 91%.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “— Distributions” herein.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On October 26, 2010, our Registration Statement on Form S-11 (File No. 333-164703), covering a public offering of up to 200,000,000 shares, or up to $2,000,000,000 of shares, of common stock in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 26, 2010 upon retaining KBS Capital Markets Group LLC as the dealer manager of our offering. We ceased offering shares of common stock in the primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross proceeds of $1.7 billion.

Also, as of March 31, 2016, we had sold 12,093,931 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $118.4 million. As of March 31, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our most recent prospectus, as amended and supplemented.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$158,824	Actual
Finders’ fees	—	Actual
Other underwriting compensation	11,048	Actual
Other organization and offering costs (excluding underwriting compensation)	12,689	Actual
Total expenses	$182,561

Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	9.9%	Actual
From the commencement of our initial public offering through its completion on July 28, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.6 billion, including net offering proceeds from our dividend reinvestment plan through March 31, 2016 of $118.4 million.
We have used all of the net proceeds from our now-terminated primary initial public offering to invest in and manage a diverse portfolio of real estate investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; the acquisition or origination of real estate investments, which would include payment of acquisition fees or origination fees to our advisor; and the repayment of debt. As of March 31, 2016, we had used the net proceeds from our now-terminated primary initial public offering and dividend reinvestment plan and debt financing to invest $3.4 billion in 30 real estate properties and one real estate-related investment, including $46.5 million of acquisition fees and origination fees, acquisition and origination expenses and closing costs. On February 19, 2014, we sold Las Cimas IV for $43.2 million, which proceeds have been used to make additional investments.

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
Pursuant to our share redemption program, once we established an estimated value per share for a purpose other than to set the offering price to acquire a share in our now-terminated primary public offering, redemptions made in connection with special redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we will redeem all other shares eligible for redemption is as follows:

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
We currently expect to utilize an independent valuation firm to update our estimated value per share in December 2016 and in December of each year thereafter. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our website (such information may be provided by means of a link to our public filings on the SEC’s website, http://www.sec.gov).
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2016, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	151,856	$9.67	(3)
February 2016	124,749	$9.71	(3)
March 2016	194,195	$9.74	(3)
Total	470,800
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2015, our net proceeds from the dividend reinvestment plan were $55.4 million. During the three months ended March 31, 2016, we redeemed $4.6 million of shares of common stock and $50.8 million was available for redemptions of shares eligible for redemption for the remainder of 2016.
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

4.2	Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q, filed August 13, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K, filed March 7, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 9, 2016	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 9, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)