Form 10-Q
period 2016-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2016-08-10
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐  No  ☒
As of August 8, 2016, there were 180,492,393 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate:
Land	$399,316	$380,216
Buildings and improvements	2,631,636	2,480,181
Tenant origination and absorption costs	276,741	273,758
Total real estate, cost	3,307,693	3,134,155
Less accumulated depreciation and amortization	(287,831)	(222,431)
Total real estate, net	3,019,862	2,911,724
Real estate loan receivable, net	22,440	21,997
Cash and cash equivalents	44,366	108,242
Rents and other receivables, net	55,347	43,035
Above-market leases, net	9,517	10,977
Prepaid expenses and other assets	39,196	37,899
Total assets	$3,190,728	$3,133,874
Liabilities and stockholders’ equity
Notes payable, net	$1,744,758	$1,640,654
Accounts payable and accrued liabilities	51,279	48,335
Due to affiliate	3,927	10,219
Distributions payable	9,631	9,832
Below-market leases, net	38,792	41,700
Other liabilities	63,667	40,935
Total liabilities	1,912,054	1,791,675
Commitments and contingencies (Note 10)
Redeemable common stock	74,002	55,367
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 179,919,389 and 177,943,238 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,799	1,779
Additional paid-in capital	1,571,075	1,571,107
Cumulative distributions and net losses	(358,383)	(281,825)
Accumulated other comprehensive loss	(9,819)	(4,229)
Total stockholders’ equity	1,204,672	1,286,832
Total liabilities and stockholders’ equity	$3,190,728	$3,133,874
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$76,800	$55,945	$151,785	$109,445
Tenant reimbursements	18,089	12,485	35,592	24,020
Interest income from real estate loan receivable	417	402	826	783
Other operating income	4,949	3,335	9,954	6,169
Total revenues	100,255	72,167	198,157	140,417
Expenses:
Operating, maintenance and management	22,724	16,531	44,619	31,751
Real estate taxes and insurance	15,699	11,885	31,316	23,047
Asset management fees to affiliate	6,217	4,497	12,360	8,814
Real estate acquisition fees to affiliate	—	3,019	1,473	3,019
Real estate acquisition fees and expenses	12	1,048	301	1,164
General and administrative expenses	1,569	1,286	2,826	2,284
Depreciation and amortization	40,645	32,279	80,109	61,947
Interest expense	18,550	7,636	43,906	20,050
Total expenses	105,416	78,181	216,910	152,076
Other income:
Other interest income	10	71	22	141
Total other income	10	71	22	141
Net loss	$(5,151)	$(5,943)	$(18,731)	$(11,518)
Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.10)	$(0.08)
Weighted-average number of common shares outstanding, basic and diluted	179,955,247	164,166,681	179,417,799	149,484,191
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(5,151)	$(5,943)	$(18,731)	$(11,518)
Other comprehensive (loss) income:
Unrealized losses on derivative instruments	(2,173)	(44)	(8,479)	(6,353)
Reclassification adjustment realized in net income (effective portion)	1,430	1,716	2,889	3,367
Total other comprehensive (loss) income	(743)	1,672	(5,590)	(2,986)
Total comprehensive loss	$(5,894)	$(4,271)	$(24,321)	$(14,504)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2015 and the Six Months Ended June 30, 2016 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	123,426,546	$1,234	$1,080,673	$(146,621)	$(2,190)	$933,096
Net loss	—	—	—	(29,015)	—	(29,015)
Other comprehensive loss	—	—	—	—	(2,039)	(2,039)
Issuance of common stock	55,602,428	556	579,653	—	—	580,209
Transfers to redeemable common stock	—	—	(26,038)	—	—	(26,038)
Redemptions of common stock	(1,085,736)	(11)	(10,579)	—	—	(10,590)
Distributions declared	—	—	—	(106,189)	—	(106,189)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(48,947)	—	—	(48,947)
Other offering costs	—	—	(3,655)	—	—	(3,655)
Balance, December 31, 2015	177,943,238	$1,779	$1,571,107	$(281,825)	$(4,229)	$1,286,832
Net loss	—	—	—	(18,731)	—	(18,731)
Other comprehensive loss	—	—	—	—	(5,590)	(5,590)
Issuance of common stock	3,246,214	32	30,937	—	—	30,969
Transfers to redeemable common stock	—	—	(18,635)	—	—	(18,635)
Redemptions of common stock	(1,270,063)	(12)	(12,322)	—	—	(12,334)
Distributions declared	—	—	—	(57,827)	—	(57,827)
Other offering costs	—	—	(12)	—	—	(12)
Balance, June 30, 2016	179,919,389	$1,799	$1,571,075	$(358,383)	$(9,819)	$1,204,672
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(18,731)	$(11,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,109	61,947
Noncash interest income on real estate-related investment	15	13
Deferred rents	(10,044)	(8,998)
Allowance for doubtful accounts	540	338
Amortization of above- and below-market leases, net	(5,113)	(2,915)
Amortization of deferred financing costs	2,548	1,675
Unrealized losses on derivative instruments	18,558	1,996
Changes in operating assets and liabilities:
Rents and other receivables	(2,321)	(2,427)
Prepaid expenses and other assets	(7,511)	(5,371)
Accounts payable and accrued liabilities	(4,799)	824
Other liabilities	(1,338)	1,563
Due to affiliates	(6,351)	5,956
Net cash provided by operating activities	45,562	43,083
Cash Flows from Investing Activities:
Acquisitions of real estate	(141,760)	(290,678)
Improvements to real estate	(29,599)	(29,347)
Advances on real estate loan receivable	(544)	(1,738)
Purchase of interest rate cap	—	(175)
Principal repayments on real estate loan receivable	86	80
Escrow deposits for future real estate purchase	—	(1,350)
Net cash used in investing activities	(171,817)	(323,208)
Cash Flows from Financing Activities:
Proceeds from notes payable	134,394	19,052
Principal payments on notes payable	(31,448)	(105,960)
Payments of deferred financing costs	(1,333)	(981)
Proceeds from issuance of common stock	—	511,920
Payments to redeem common stock	(12,334)	(3,588)
Return of contingent consideration related to acquisition of real estate	171	—
Payments of commissions on stock sales and related dealer manager fees	—	(47,772)
Payments of other offering costs	(12)	(2,857)
Distributions paid to common stockholders	(27,059)	(21,236)
Reimbursement of other offering costs from affiliate	—	1,173
Net cash provided by financing activities	62,379	349,751
Net (decrease) increase in cash and cash equivalents	(63,876)	69,626
Cash and cash equivalents, beginning of period	108,242	99,135
Cash and cash equivalents, end of period	$44,366	$168,761
Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,459	$16,109
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$30,969	$24,318
Increase in other offering costs due to affiliates	$—	$189
Increase in distributions payable	$—	$2,636
Increase in accrued improvements to real estate	$6,789	$8,030
Liabilities assumed in connection with real estate acquisition	$10	$124
Increase in due to affiliate related to acquisition fee on development project	$59	$—
Application of escrow deposits to acquisition of real estate	$4,350	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2016, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of June 30, 2016, the Company owned 28 office properties, one mixed-use office/retail property and one first mortgage loan secured by a deed of trust.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of June 30, 2016, the Company had also sold 13,734,060 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $134.1 million. Also as of June 30, 2016, the Company had redeemed 3,099,295 shares sold in the Offering for $30.1 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six and months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2016 and 2015, respectively.
Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2016, respectively. Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2015, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2016 and 2015, respectively. For each day that was a record date for distributions during the three and six months ended June 30, 2016 and 2015, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2015 through June 30, 2015, January 1, 2016 through February 28, 2016 and March 1, 2016 through June 30, 2016 was a record date for distributions.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of June 30, 2016, the Company aggregated its investments in real estate properties into one reportable business segment.  The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment.
Square Footage, Occupancy and Other Measures
 Any references to square footage, occupancy or annualized base rent are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

3.	REAL ESTATE
As of June 30, 2016, the Company’s real estate portfolio was composed of 28 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 11.0 million rentable square feet. As of June 30, 2016, the Company’s real estate portfolio was collectively 93% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(10,309)	$37,064
Town Center	03/27/2012	Plano	TX	Office	118,000	(21,073)	96,927
McEwen Building	04/30/2012	Franklin	TN	Office	40,365	(8,523)	31,842
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	35,380	(5,001)	30,379
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	51,589	(9,809)	41,780
RBC Plaza	01/31/2013	Minneapolis	MN	Office	149,858	(22,376)	127,482
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	90,072	(10,654)	79,418
Preston Commons	06/19/2013	Dallas	TX	Office	116,612	(15,403)	101,209
Sterling Plaza	06/19/2013	Dallas	TX	Office	77,844	(8,842)	69,002
201 Spear Street	12/03/2013	San Francisco	CA	Office	135,714	(10,308)	125,406
500 West Madison	12/16/2013	Chicago	IL	Office	443,657	(51,944)	391,713
222 Main	02/27/2014	Salt Lake City	UT	Office	166,102	(15,553)	150,549
Anchor Centre	05/22/2014	Phoenix	AZ	Office	92,414	(8,235)	84,179
171 17th Street	08/25/2014	Atlanta	GA	Office	131,109	(11,653)	119,456
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	33,048	(3,460)	29,588
Reston Square	12/03/2014	Reston	VA	Office	46,527	(3,629)	42,898
Ten Almaden	12/05/2014	San Jose	CA	Office	121,998	(8,575)	113,423
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	257,140	(16,769)	240,371
101 South Hanley	12/24/2014	St. Louis	MO	Office	65,616	(4,419)	61,197
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	150,977	(7,419)	143,558
Village Center Station	05/20/2015	Greenwood Village	CO	Office	77,993	(4,070)	73,923
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	128,839	(6,275)	122,564
201 17th Street	06/23/2015	Atlanta	GA	Office	97,745	(4,128)	93,617
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,650	(2,905)	59,745
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	89,902	(3,042)	86,860
515 Congress	08/31/2015	Austin	TX	Office	115,301	(4,556)	110,745
The Almaden	09/23/2015	San Jose	CA	Office	158,976	(4,975)	154,001
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	54,276	(803)	53,473
Carillon	01/15/2016	Charlotte	NC	Office	150,616	(3,123)	147,493
					$3,307,693	$(287,831)	$3,019,862

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

As of June 30, 2016, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$391,713	12.3%	$36,002	$25.81	95.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2016, the leases had remaining terms, excluding options to extend, of up to 14.3 years with a weighted-average remaining term of 5.0 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $12.6 million and $12.2 million as of June 30, 2016 and December 31, 2015, respectively.
During the six months ended June 30, 2016 and 2015, the Company recognized deferred rent from tenants of $10.0 million and $9.0 million, respectively. As of June 30, 2016 and December 31, 2015, the cumulative deferred rent balance was $50.2 million and $38.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $4.4 million and $3.3 million of unamortized lease incentives as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2016 through December 31, 2016	$139,471
2017	268,045
2018	249,589
2019	222,332
2020	187,279
Thereafter	568,680
$1,635,396

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

As of June 30, 2016, the Company’s real estate properties were leased to approximately 900 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	168	$62,663	21.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2016, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of June 30, 2016, the Company’s net investments in real estate in California, Texas and Illinois represented 21%, 16% and 12% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Acquisition
Carillon
On January 15, 2016, the Company, through an indirect wholly owned subsidiary (the “Carillon Buyer”), acquired an office property containing 476,308 rentable square feet located on approximately 1.8 acres of land in Charlotte, North Carolina (“Carillon”). The purchase price (net of closing credits) of Carillon was $146.1 million plus closing costs. The seller was not affiliated with the Company or the Advisor. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. The Company allocated $19.1 million to land, $120.7 million to building and improvements, $10.0 million to tenant origination and absorption costs and $3.7 million to below-market lease liabilities during the six months ended June 30, 2016. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 6.3 years for tenant origination and absorption costs and 7.6 years for below-market lease liabilities.
The Company recorded the acquisition as a business combination and expensed $1.8 million of acquisition costs related to this property for the six months ended June 30, 2016. During the six months ended June 30, 2016, the Company recognized $6.8 million of total revenues and $2.9 million of operating expenses from this property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Cost	$276,741	$273,758	$15,486	$15,573	$(57,501)	$(56,996)
Accumulated Amortization	(88,770)	(71,836)	(5,969)	(4,596)	18,709	15,296
Net Amount	$187,971	$201,922	$9,517	$10,977	$(38,792)	$(41,700)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(12,162)	$(10,985)	$(788)	$(1,049)	$3,738	$2,532

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(23,892)	$(21,095)	$(1,468)	$(2,112)	$6,581	$5,027

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2016 and December 31, 2015, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2016 (1)	Book Value as of June 30, 2016 (2)	Book Value as of December 31, 2015 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	$22,440	$22,440	$21,997	7.5%	7.5%	07/01/2016	(4)
_____________________
(1) Outstanding principal balance as of June 30, 2016 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2016. The contractual interest rate and annualized effective interest rate presented are as of June 30, 2016.
(4) On July 1, 2016, the borrower under the Aberdeen First Mortgage Origination paid off the entire principal balance outstanding due to the Company. See Note 11, “Subsequent Events — Real Estate Loan Receivable Payoff.”
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2016 (in thousands):

Real estate loan receivable - December 31, 2015	$21,997
Advances on real estate loan receivable	544
Principal repayments received on real estate loan receivable	(86)
Amortization of closing costs and origination fees on originated real estate loan receivable	(15)
Real estate loan receivable - June 30, 2016	$22,440

For the three and six months ended June 30, 2016 and 2015, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest income	$424	$408	$841	$796
Amortization of closing costs and origination fees	(7)	(6)	(15)	(13)
Interest income from real estate loan receivable	$417	$402	$826	$783
As of June 30, 2016, the borrower under the Aberdeen First Mortgage Origination was current on its payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

6.	NOTES PAYABLE
As of June 30, 2016 and December 31, 2015, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of June 30, 2016(1)	Effective Interest Rate as of June 30, 2016 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (4)	127,500	127,500	One-month LIBOR + 1.90%	2.36%	Interest Only	06/01/2019
RBC Plaza Mortgage Loan	75,930	75,930	One-month LIBOR + 1.80%	2.56%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	169,191	169,191	One-month LIBOR + 1.50%	2.79%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	215,000	215,000	One-month LIBOR + 1.65%	3.16%	Interest Only	12/16/2018
222 Main Mortgage Loan	102,252	102,700	3.97%	3.97%	Principal & Interest(3)	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2017
171 17th Street Mortgage Loan	80,992	80,992	One-month LIBOR + 1.45%	2.71%	Interest Only(3)	09/01/2018
Reston Square Mortgage Loan	23,840	23,840	One-month LIBOR + 1.50%	1.96%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan	65,059	63,540	One-month LIBOR + 1.65%	2.11%	Interest Only	01/01/2018
Towers at Emeryville Mortgage Loan (7)	145,379	143,944	One-month LIBOR + 1.75%	2.21%	Interest Only	01/15/2018
101 South Hanley Mortgage Loan	35,025	35,025	One-month LIBOR + 1.55%	2.01%	Interest Only(3)	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	2.00%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	19,889	19,889	One-month LIBOR + 1.50%	1.95%	Interest Only	06/05/2018
201 17th Street Mortgage Loan	48,563	48,563	One-month LIBOR + 1.40%	1.86%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only(3)	09/01/2022
The Almaden Mortgage Loan	76,100	76,100	One-month LIBOR + 1.75%	2.21%	Interest Only	10/01/2016
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	2.21%	Interest Only	10/01/2022
515 Congress Mortgage Loan	67,500	67,500	One-month LIBOR + 1.70%	2.16%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	100,000	One-month LIBOR + 1.66%	2.12%	Interest Only	01/01/2019
Carillon Mortgage Loan	76,440	—	One-month LIBOR + 1.65%	2.11%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan	24,000	—	One-month LIBOR + 1.60%	2.06%	Interest Only	02/01/2019
Total notes payable principal outstanding	1,756,338	1,653,392
Deferred financing costs, net	(11,580)	(12,738)
Total Notes Payable, net	$1,744,758	$1,640,654

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2016. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2016, where applicable. For further information regarding the Company's derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Represents the payment type required under the loan as of June 30, 2016. Certain future monthly payments due under these loans also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes payable, see five-year maturity table below.
(4) As of June 30, 2016, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of June 30, 2016, the outstanding balance under the loan was $127.5 million of term debt. As of June 30, 2016, an additional $126.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $1.0 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza.
(6) As of June 30, 2016, $215.0 million of term debt was outstanding and $40.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(7) As of June 30, 2016, $145.4 million had been disbursed to the Company and $29.6 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
As of June 30, 2016, the Company’s deferred financing costs were $11.6 million, net of amortization, and were included in notes payable, net on the accompanying consolidated balance sheets. As of December 31, 2015, the Company’s deferred financing costs were $12.8 million, net of amortization, of which $12.7 million is included in notes payable, net and $0.1 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2016, the Company incurred $18.6 million and $43.9 million of interest expense, respectively. During the three and six months ended June 30, 2015, the Company incurred $7.6 million and $20.1 million of interest expense, respectively. As of June 30, 2016 and December 31, 2015, $3.8 million and $3.4 million of interest expense were payable, respectively. Included in interest expense for the three and six months ended June 30, 2016 was $1.3 million and $2.5 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2015 was $0.8 million and $1.7 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s derivative instruments for the three and six months ended June 30, 2016 was $7.4 million and $21.8 million, respectively. Interest expense incurred as a result of the Company’s derivative instruments for the three and six months ended June 30, 2015 was $0.2 million and $5.4 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2016 (in thousands):

July 1, 2016 through December 31, 2016	$77,009
2017	296,994
2018	676,150
2019	254,081
2020	270,509
Thereafter	181,595
$1,756,338
The Company’s notes payable contain financial debt covenants. As of June 30, 2016, the Company was in compliance with these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of June 30, 2016 and December 31, 2015. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2016		December 31, 2015			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2016
Derivative instruments designated as hedging instruments
Interest Rate Swaps	7	$625,130	7	$625,130	One-month LIBOR/ Fixed at 0.79% - 1.68%	1.35%	2.0

Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	12	$658,183	10	$557,743	One-month LIBOR/ Fixed at 1.39% - 2.37%	1.99%	3.7
Interest Rate Cap (2)	1	$353,380	1	$353,380	One-month LIBOR at 2.46%	2.46%	0.5
_____________________
(1) Included in these amounts are 11 forward interest rate swaps with an aggregate notional amount of $607.2 million that were not yet in effect as of June 30, 2016. These 11 interest rate swaps will become effective at various times during the remainder of 2016 through 2018.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

		June 30, 2016		December 31, 2015
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	1	$75
Interest Rate Swaps	Other liabilities, at fair value	7	$(9,819)	6	$(4,304)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	12	$(25,955)	10	$(7,400)
Interest Rate Cap	Prepaid expenses and other assets, at fair value	1	$—	1	$3
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$1,430	$1,716	$2,889	$3,367
	1,430	1,716	2,889	3,367

Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	178	—	358	—
Unrealized loss (gain) on interest rate swaps	5,813	(1,534)	18,555	1,843
Unrealized loss on interest rate cap	—	29	3	153
	5,991	(1,505)	18,916	1,996
Increase in interest expense as a result of derivatives	$7,421	$211	$21,805	$5,363

Other comprehensive income related
Unrealized losses on derivative instruments	$2,173	$44	$8,479	$6,353
During the three and six months ended June 30, 2016 and 2015, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $5.3 million as of June 30, 2016 and was included in accumulated other comprehensive income (loss).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
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
June 30, 2016
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of June 30, 2016 and December 31, 2015, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$22,440	$22,440	$22,440	$21,982	$21,997	$21,884
Financial liabilities:
Notes payable	$1,756,338	$1,744,758	$1,746,858	$1,653,392	$1,640,654	$1,654,788
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
As of June 30, 2016, the Company measured the following liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives - interest rate swaps	$(35,774)	$—	$(35,774)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
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
During the three and six months ended June 30, 2016 and 2015, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2016 and 2015, respectively, and any related amounts payable as of June 30, 2016 and December 31, 2015 (in thousands):

	Incurred		Incurred		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Expensed
Asset management fees (1)	$6,217	$4,497	$12,360	$8,814	$3,705	$10,075
Reimbursement of operating expenses (2)	142	40	193	79	163	144
Real estate acquisition fees	—	3,019	1,473	3,019	—	—
Additional Paid-in Capital
Selling commissions	—	15,329	—	32,413	—	—
Dealer manager fees	—	7,284	—	15,359	—	—
Reimbursable other offering costs	—	934	—	1,837	—	—
Capitalized
Acquisition fee on development project	34	—	59	—	59	—
	$6,393	$31,103	$14,085	$61,521	$3,927	$10,219
_____________________
(1) As of June 30, 2016, the Company had accrued and deferred payment of $3.7 million of asset management fees. See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $42,000 and $93,000 for the three and six months ended June 30, 2016, respectively, and $35,000 and $69,000 for the three and six months ended June 30, 2015, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2016 and 2015, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
During the three and six months ended June 30, 2016, the Advisor reimbursed the Company $0.2 million for property insurance rebate and $0.1 million for legal and professional fees.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage. During the six months ended June 30, 2016, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company. During the six months ended June 30, 2015, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.
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
June 30, 2016
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
As of June 30, 2016, the Company had accrued and deferred payment of $3.7 million of asset management fees under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above. During the six months ended June 30, 2016, the Company reimbursed $6.4 million of accrued and deferred asset management fees to the Advisor.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.4% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of June 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $234,000, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the three and six months ended June 30, 2016, the Company recognized $59,000 and $117,000 of rental income related to this lease, respectively.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 1, 2016, the Company paid distributions of $9.6 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2016 through June 30, 2016. On August 1, 2016, the Company paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2016 through July 31, 2016.
Distributions Declared
On July 7, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2016 through August 31, 2016, which the Company expects to pay in September 2016. On August 9, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2016 through September 30, 2016, which the Company expects to pay in October 2016, and distributions based on daily record dates for the period from October 1, 2016 through October 31, 2016, which the Company expects to pay in November 2016. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.47% annualized rate based on the Company's December 8, 2015 estimated value per share of $10.04.
Real Estate Loan Receivable Payoff
On July 1, 2016, the borrower under the Aberdeen First Mortgage Origination paid off the entire principal balance outstanding of $22.4 million and accrued interest of $0.1 million. The Aberdeen First Mortgage Origination had an original maturity date of July 1, 2016. The Aberdeen First Mortgage bore interest at a fixed rate of 7.5%.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of June 30, 2016, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. From time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

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

•
We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders. In addition, our real estate investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.

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
We have invested in a diverse portfolio of real estate investments. As of June 30, 2016, we owned 28 office properties, one mixed-use office/retail property and one first mortgage loan secured by a deed of trust. On July 1, 2016, the Aberdeen First Mortgage Origination was paid off.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of June 30, 2016, we had also sold 13,734,060 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $134.1 million. Also as of June 30, 2016, we had redeemed 3,099,295 shares sold in our initial public offering for $30.1 million.
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
Current conditions in the global capital markets remain volatile. Prior to the June 23, 2016 vote in the United Kingdom in favor of leaving the European Union, economic data and financial market developments suggested that the global economy was improving, although at a slow incremental rate. Growth in most advanced economies remained lackluster, with low potential growth and a gradual closing of output gaps. Prospects remained uneven across emerging markets and developing economies, with some improvement for a few large emerging markets, in particular Brazil and Russia, pointing to a modest upward revision to 2017 global growth relative to the International Monetary Fund’s April 2016 forecast.
The outcome of the U.K. vote, which surprised global financial markets, implies downside risk for the world economy. As a result, the International Monetary Fund recently downgraded the global outlook for 2016 and 2017, despite the better-than-expected performance in early 2016. This downgrade in outlook reflects the expected macroeconomic consequences of a sizable increase in uncertainty, including on the political front. This uncertainty is projected to take a toll on both business and consumer confidence and investment. The initial financial market reaction was severe but generally orderly. As of mid-July 2016, the Great Britain Pound was weakened by about 10 percent since the June 23, 2016 vote; despite some rebound, equity prices are lower in some sectors, especially for European banks; and yields on higher quality assets have declined. Historically low interest rates have been reached in many developed nations.
In the United States, economic growth has been relatively steady and modest. In the United States, first-quarter growth was 0.8%, which was weaker than expected, triggering a downward revision of 0.2% to the 2016 growth forecast. The high-frequency indicators point to a pick up in growth in the U.S. economy in the second quarter and for the remainder of the year, consistent with fading headwinds from a strong U.S. dollar and lower energy sector investment. The impact of Brexit is projected to be muted for the United States, as lower long-term interest rates and a more gradual path of monetary policy normalization in the United States are expected to broadly offset larger corporate spreads, a stronger U.S. dollar, and some decline in confidence in the U.S. economy.
The low interest rate policy of the Federal Reserve Board remains in place. While the U.S. Federal Reserve appeared ready to raise interest rates in in the second half of 2016, increased global geopolitical and economic risks seem to have muted those expectations until late 2016 or early 2017.
Europe and Japan continue to engage in unconventional monetary policy. Asset purchases and stimulus programs in both regions have driven interest rates and investment yields to new lows. Both regions now have historically low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on those economies and the broader global financial system remains unknown.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Slowing economic growth, poor corporate earnings and increased global geopolitical risks have caused the markets to discount the likelihood of substantial ongoing tightening of monetary policy. This, in turn, has kept the U.S. yield curve near all-time lows.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital. In 2015, commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. However, in the first half of 2016, this trend appears to be slowing. Despite international equity capital continuing to flow into the U.S. markets, lenders have cooled to the market. For balance sheet lenders, such as banks and insurance companies, underwriting standards have been tightened. This has resulted in lower loan-to-value and coverage ratios. The lack of CMBS lending has added pressure to the situation as CMBS lenders are trying to adjust to the new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
Impact on Our Real Estate Properties
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the Federal Reserve increased interest rates in Q4 2015, and has left the door open for another increase at the end of 2016. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
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
As of June 30, 2016, we had debt obligations in the aggregate principal amount of $1.8 billion, with a weighted-average remaining term of 2.5 years. Our debt obligations consisted of $102.3 million of fixed rate notes payable and $1.7 billion of variable rate notes payable. As of June 30, 2016, the interest rates on $676.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into 11 interest rate swaps with an aggregate notional amount of $607.2 million, which will become effective at various times during the remainder of 2016 through 2018. We also have an interest rate cap for a notional amount of $353.4 million, effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017.
Liquidity and Capital Resources
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of June 30, 2016, we had also sold 13,734,060 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $134.1 million. Also as of June 30, 2016, we had redeemed 3,099,295 shares sold in our initial public offering for $30.1 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We have invested all of the proceeds from our now-terminated primary initial public offering, net of selling commissions and dealer manager fees and other organization and offering costs, and proceeds from debt financing in a diverse portfolio of real estate investments. To date, proceeds from our dividend reinvestment plan have been used primarily to fund redemptions of shares under our share redemption program and for capital expenditures on our real estate investments.
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
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2016, we owned 28 office properties and one mixed-use office/retail property that were collectively 93% occupied.
As of June 30, 2016, we had mortgage debt obligations in the aggregate principal amount of $1.8 billion, with a weighted-average remaining term of 2.5 years. As of June 30, 2016, we had $126.5 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We made distributions to our stockholders during the six months ended June 30, 2016 using cash flow from operations from current and prior periods and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2016 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of June 30, 2016, we owned 28 office properties, one mixed-use office/retail property and one real estate loan receivable. During the six months ended June 30, 2016, net cash provided by operating activities was $45.6 million, compared to net cash provided by operating activities of $43.1 million during the six months ended June 30, 2015. Net cash provided by operating activities increased in 2016 primarily as a result of growth in our real estate portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities was $171.8 million for the six months ended June 30, 2016 and primarily consisted of the following:

•	$141.8 million for the acquisition of one real estate property;

•	$29.6 million of improvements to real estate; and

•	$0.5 million of advances on our real estate loan receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of debt financings and distributions paid to our stockholders. During the six months ended June 30, 2016, net cash provided by financing activities was $62.4 million and primarily consisted of the following:

•
$101.6 million of net cash provided by debt financing as a result of proceeds from notes payable of $134.4 million, partially offset by principal payments on notes payable of $31.5 million and payments of deferred financing costs of $1.3 million;

•	$27.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $31.0 million; and

•	$12.3 million of cash used for redemptions of common stock.
We expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, we do not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of June 30, 2016, our borrowings and other liabilities were approximately 54% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2016, we had accrued and deferred payment of $3.7 million of asset management fees under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.  The amount of asset management fees deferred will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by future acquisitions, and the performance of all of the real estate investments in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals even after the initial deferrals are fully repaid.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$1,756,338	$77,009	$973,144	$524,590	$181,595
Interest payments on outstanding debt obligations (2)	113,504	22,177	65,391	21,042	4,894
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $22.8 million, excluding amortization of deferred financing costs totaling $2.5 million and unrealized losses on derivatives of $18.6 million, during the six months ended June 30, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of June 30, 2015, we owned 22 office properties, one mixed-use office/retail property and one real estate loan receivable. As of June 30, 2016, we owned 28 office properties, one mixed-use office/retail property and one real estate loan receivable. Subsequent to June 30, 2016, the Aberdeen First Mortgage Origination was paid off. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the real estate investment acquired in 2016 for an entire period. As a result, the results of operations presented for the six months ended June 30, 2016 and 2015 are not directly comparable due to our acquisition activity.
Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015
The following table provides summary information about our results of operations for the three months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions(1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$76,800	$55,945	$20,855	37%	$18,449	$2,406
Tenant reimbursements	18,089	12,485	5,604	45%	4,036	1,568
Interest income from real estate loan receivable	417	402	15	4%	—	15
Other operating income	4,949	3,335	1,614	48%	1,853	(239)
Operating, maintenance and management costs	22,724	16,531	6,193	37%	5,944	249
Real estate taxes and insurance	15,699	11,885	3,814	32%	3,378	436
Asset management fees to affiliate	6,217	4,497	1,720	38%	1,614	106
Real estate acquisition fees to affiliate	—	3,019	(3,019)	(100)%	(3,019)	n/a
Real estate acquisition fees and expenses	12	1,048	(1,036)	(99)%	(1,036)	n/a
General and administrative expenses	1,569	1,286	283	22%	n/a	n/a
Depreciation and amortization	40,645	32,279	8,366	26%	9,845	(1,479)
Interest expense	18,550	7,636	10,914	143%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 related to real estate investments acquired on or after April 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $68.4 million for the three months ended June 30, 2015 to $94.9 million for the three months ended June 30, 2016 primarily as a result of the growth in our real estate portfolio. The increase of rental income and tenant reimbursements for the properties held throughout both periods was primarily due to an increase in occupancy and expense recoveries. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments and acquisition activity.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.4 million for the three months ended June 30, 2015 and 2016. On July 1, 2016, the Aberdeen First Mortgage Origination was paid off.
Other operating income increased from $3.3 million during the three months ended June 30, 2015 to $4.9 million for the three months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to vary in future periods depending on occupancy rates and parking rates of our real estate investments and acquisition activity.
Operating, maintenance and management costs increased from $16.5 million for the three months ended June 30, 2015 to $22.7 million for the three months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. The increase in operating, maintenance and management costs for the properties held throughout both periods was primarily due to an increase in repairs and maintenance, association fees and management fees. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation and acquisition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance increased from $11.9 million for the three months ended June 30, 2015 to $15.7 million for the three months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. The increase of real estate taxes and insurance for the properties held throughout both periods was primarily due to higher taxes as the assessed values have increased on several of our properties. We expect that real estate taxes and insurance will generally increase in future periods as a result of inflation, but may vary in future periods.
Asset management fees with respect to our real estate investments increased from $4.5 million for the three months ended June 30, 2015 to $6.2 million for the three months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to vary in future periods as a result of acquisitions or dispositions or payoffs of real estate investments. As of June 30, 2016, there were $3.7 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “- Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $4.1 million for the three months ended June 30, 2015 to $12,000 for the three months ended June 30, 2016. During the three months ended June 30, 2016, we did not acquire any real estate properties. During the three months ended June 30, 2015, we acquired three real estate properties for $290.0 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $32.3 million for the three months ended June 30, 2015 to $40.6 million for the three months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination costs and acquisition activity.
Interest expense increased from $7.6 million for the three months ended June 30, 2015 to $18.6 million for the three months ended June 30, 2016. Included in interest expense is the amortization of deferred financing costs of $0.8 million and $1.3 million for the three months ended June 30, 2015 and 2016, respectively. Interest expense incurred as a result of our derivative instruments for the three months ended June 30, 2015 and 2016 was $0.2 million and $7.4 million, respectively, which includes $1.5 million of unrealized gains and $5.8 million of unrealized losses on derivative instruments for the three months ended June 30, 2015 and 2016, respectively. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2015 and 2016 and changes in value on interest rate swaps. We expect interest expense to vary in future periods depending on the advances and paydowns of our existing loans and acquisition activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
Comparison of the six months ended June 30, 2016 versus the six months ended June 30, 2015
The following table provides summary information about our results of operations for the six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions(1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$151,785	$109,445	$42,340	39%	$36,799	$5,541
Tenant reimbursements	35,592	24,020	11,572	48%	8,309	3,263
Interest income from real estate loan receivable	826	783	43	5%	—	43
Other operating income	9,954	6,169	3,785	61%	3,520	265
Operating, maintenance and management costs	44,619	31,751	12,868	41%	11,648	1,220
Real estate taxes and insurance	31,316	23,047	8,269	36%	6,913	1,356
Asset management fees to affiliate	12,360	8,814	3,546	40%	3,277	269
Real estate acquisition fees to affiliate	1,473	3,019	(1,546)	(51)%	(1,546)	n/a
Real estate acquisition fees and expenses	301	1,164	(863)	(74)%	(863)	n/a
General and administrative expenses	2,826	2,284	542	24%	n/a	n/a
Depreciation and amortization	80,109	61,947	18,162	29%	19,929	(1,767)
Interest expense	43,906	20,050	23,856	119%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 related to real estate investments acquired on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 with respect to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements from our real estate properties increased from $133.5 million for the six months ended June 30, 2015 to $187.4 million for the six months ended June 30, 2016 primarily as a result of the growth in our real estate portfolio. The increase of rental income and tenant reimbursements for the properties held throughout both periods was primarily due to an increase in occupancy and expense recoveries. We expect that our rental income and tenant reimbursements will vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period and acquisition activity.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.8 million for the six months ended June 30, 2015 and 2016. On July 1, 2016, the Aberdeen First Mortgage Origination was paid off.
Other operating income increased from $6.2 million during the six months ended June 30, 2015 to $10.0 million for the six months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period and acquisition activity.
Operating, maintenance and management costs increased from $31.8 million for the six months ended June 30, 2015 to $44.6 million for the six months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. The increase in operating, maintenance and management costs for the properties held throughout both periods was primarily due to an increase in repairs and maintenance, association fees and management fees. We expect operating, maintenance and management costs to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period and acquisition activity.
Real estate taxes and insurance increased from $23.0 million for the six months ended June 30, 2015 to $31.3 million for the six months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. The increase of real estate taxes and insurance for the properties held throughout both periods was primarily due to higher taxes as the assessed values have increased on several of our properties. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate property acquired in 2016 for an entire period and acquisition activity.
Asset management fees with respect to our real estate investments increased from $8.8 million for the six months ended June 30, 2015 to $12.4 million for the six months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period. As of June 30, 2016, there were $3.7 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “- Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $4.2 million for the six months ended June 30, 2015 to $1.8 million for the six months ended June 30, 2016 due to a decrease in acquisition activity. We acquired one real estate property for $146.1 million during the six months ended June 30, 2016. During the six months ended June 30, 2015, we acquired three real estate properties for $290.0 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $61.9 million for the six months ended June 30, 2015 to $80.1 million for the six months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period and acquisition activity.
Interest expense increased from $20.1 million for the six months ended June 30, 2015 to $43.9 million for the six months ended June 30, 2016. Included in interest expense is the amortization of deferred financing costs of $1.7 million and $2.5 million for the six months ended June 30, 2015 and 2016, respectively. Interest expense incurred as a result of our derivative instruments for the six months ended June 30, 2015 and 2016 was $5.4 million and $21.8 million, respectively, which includes $2.0 million and $18.6 million of unrealized losses on derivative instruments for the six months ended June 30, 2015 and 2016, respectively. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2015 and 2016 and changes in value on interest rate swaps. We expect interest expense to vary in future periods as a result of borrowings in 2016 being outstanding for an entire period and acquisition activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(5,151)	$(5,943)	$(18,731)	$(11,518)
Depreciation of real estate assets	19,089	12,778	37,639	24,594
Amortization of lease-related costs	21,556	19,501	42,470	37,353
FFO	35,494	26,336	61,378	50,429
Straight-line rent and amortization of above- and below-market leases	(7,190)	(5,398)	(15,157)	(11,913)
Amortization of discounts and closing costs	7	6	15	13
Unrealized losses (gains) on derivative instruments	5,815	(1,505)	18,558	1,996
Real estate acquisition fees to affiliate	—	3,019	1,473	3,019
Real estate acquisition fees and expenses	12	1,048	301	1,164
MFFO	$34,138	$23,506	$66,568	$44,708
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from operating activities were as follows for the first and second quarters of 2016 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2016	$28,667	$0.160	$13,281	$15,322	$28,603	$6,838
Second Quarter 2016	29,160	0.162	13,778	15,647	29,425	38,724
	$57,827	$0.322	$27,059	$30,969	$58,028	$45,562
_____________________

(1)
Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through June 30, 2016 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2016, we paid aggregate distributions of $58.0 million, including $27.0 million of distributions paid in cash and $31.0 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the six months ended June 30, 2016 was $18.7 million. FFO for the six months ended June 30, 2016 was $61.4 million and cash flow from operating activities was $45.6 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $36.2 million of cash flow from operating activities, $4.2 million of cash flow from operating activities in excess of distributions paid during 2015 and $17.6 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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
Distributions Paid
On July 1, 2016, we paid distributions of $9.6 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2016 through June 30, 2016. On August 1, 2016, we paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2016 through July 31, 2016.
Distributions Declared
On July 7, 2016, our board of directors declared distributions based on daily record dates for the period from August 1, 2016 through August 31, 2016, which we expect to pay in September 2016. On August 9, 2016, our board of directors declared distributions based on daily record dates for the period from September 1, 2016 through September 30, 2016, which we expect to pay in October 2016, and distributions based on daily record dates for the period from October 1, 2016 through October 31, 2016, which we expect to pay in November 2016. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.47% annualized rate based on our December 8, 2015 estimated value per share of $10.04.
Real Estate Loan Receivable Payoff
On July 1, 2016, the borrower under the Aberdeen First Mortgage Origination paid off the entire principal balance outstanding of $22.4 million and accrued interest of $0.1 million. The Aberdeen First Mortgage Origination had an original maturity date of July 1, 2016. The Aberdeen First Mortgage bore interest at a fixed rate of 7.5%.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2016, the fair value and carrying value of our fixed rate real estate loan receivable were $22.4 million and $22.4 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. On July 1, 2016, the Aberdeen First Mortgage Origination was paid off. As of June 30, 2016, the fair value of our fixed rate debt was $105.7 million and the outstanding principal balance of our fixed rate debt was $102.3 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2016.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $978.0 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $676.1 million of our variable rate debt. This amount does not take into account the impact of $607.2 million of forward interest rate swap agreements that were not yet effective as of June 30, 2016. We also have an interest rate cap that had a notional amount of $353.4 million effective from January 7, 2015 to June 30, 2016. The notional amount on the interest rate cap is reduced to $147.3 million from July 1, 2016 to January 1, 2017. Based on interest rates as of June 30, 2016, if interest rates were 100 basis points higher during the 12 months ending June 30, 2017, interest expense on our variable rate debt would increase by $9.8 million. As of June 30, 2016, one-month LIBOR was 0.46505% and if this index was reduced to 0% during the 12 months ending June 30, 2017, interest expense on our variable rate debt would decrease by $4.5 million. As of June 30, 2016, we did not own any variable rate loans receivable.
The annual effective interest rate of our fixed rate real estate loan receivable as of June 30, 2016 was 7.5%. The annual effective interest rate represents the effective interest rate as of June 30, 2016, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of June 30, 2016 were 4.0% and 2.5%, respectively.  The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2016 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook - Real Estate and Real Estate Finance Markets” herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the six months ended June 30, 2016, we paid aggregate distributions of $58.0 million, including $27.0 million of distributions paid in cash and $31.0 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $36.2 million (63%) of cash flow from operating activities, $4.2 million (7%) of cash flow from operating activities in excess of distributions paid during 2015 and $17.6 million (30%) of debt financing. For the six months ended June 30, 2016, our cash flow from operating activities to distributions paid coverage ratio was 79% and our funds from operations to distributions paid coverage ratio was 106%.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “— Distributions” herein.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

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
During the six months ended June 30, 2016, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	151,856	$9.67	(3)
February 2016	124,749	$9.71	(3)
March 2016	194,195	$9.74	(3)
April 2016	176,038	$9.63	(3)
May 2016	249,568	$9.78	(3)
June 2016	373,657	$9.69	(3)
Total	1,270,063
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2015, our net proceeds from the dividend reinvestment plan were $55.4 million. During the six months ended June 30, 2016, we redeemed $12.3 million of shares of common stock and $43.1 million was available for redemptions of shares eligible for redemption for the remainder of 2016.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 10, 2016	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 10, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)