Form 10-Q
period 2016-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2016-11-08
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐  No  ☒
As of November 4, 2016, there were 180,899,243 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate:
Land	$395,133	$380,216
Buildings and improvements	2,644,956	2,479,191
Construction in progress	14,918	990
Tenant origination and absorption costs	273,414	273,758
Total real estate, cost	3,328,421	3,134,155
Less accumulated depreciation and amortization	(320,678)	(222,431)
Total real estate, net	3,007,743	2,911,724
Real estate loan receivable, net	—	21,997
Cash and cash equivalents	51,495	108,242
Rents and other receivables, net	60,494	43,035
Above-market leases, net	8,799	10,977
Prepaid expenses and other assets	46,512	37,899
Total assets	$3,175,043	$3,133,874
Liabilities and equity
Notes payable, net	$1,750,273	$1,640,654
Accounts payable and accrued liabilities	60,669	48,335
Due to affiliate	2,337	10,219
Distributions payable	9,640	9,832
Below-market leases, net	36,318	41,700
Other liabilities	57,636	40,935
Total liabilities	1,916,873	1,791,675
Commitments and contingencies (Note 10)
Redeemable common stock	75,764	55,367
Equity
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 180,144,054 and 177,943,238 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,801	1,779
Additional paid-in capital	1,571,064	1,571,107
Cumulative distributions and net losses	(384,087)	(281,825)
Accumulated other comprehensive loss	(6,672)	(4,229)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	1,182,106	1,286,832
Noncontrolling interest	300	—
Total equity	1,182,406	1,286,832
Total liabilities and equity	$3,175,043	$3,133,874
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$76,998	$64,963	$228,783	$174,408
Tenant reimbursements	19,258	14,999	54,849	39,019
Interest income from real estate loan receivable	5	407	831	1,190
Other operating income	5,549	3,460	15,504	9,629
Total revenues	101,810	83,829	299,967	224,246
Expenses:
Operating, maintenance and management	24,009	20,716	68,627	52,467
Real estate taxes and insurance	16,359	13,448	47,675	36,495
Asset management fees to affiliate	6,286	5,318	18,646	14,132
Real estate acquisition fees to affiliate	—	4,160	1,473	7,178
Real estate acquisition fees and expenses	5	2,686	306	3,849
General and administrative expenses	1,289	1,143	4,115	3,428
Depreciation and amortization	39,978	35,879	120,088	97,826
Interest expense	10,042	17,342	53,948	37,393
Total expenses	97,968	100,692	314,878	252,768
Other income:
Other interest income	17	25	39	166
Total other income	17	25	39	166
Net income (loss) attributable to common stockholders	$3,859	$(16,838)	$(14,872)	$(28,356)
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.02	$(0.10)	$(0.08)	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted	180,433,084	176,298,317	179,758,697	158,519,924
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$3,859	$(16,838)	$(14,872)	$(28,356)
Other comprehensive income (loss) :
Unrealized gains (losses) on derivative instruments	1,784	(6,014)	(6,695)	(12,367)
Reclassification adjustment realized in net income (effective portion)	1,363	1,849	4,252	5,216
Total other comprehensive income (loss)	3,147	(4,165)	(2,443)	(7,151)
Total comprehensive income (loss) attributable to common stockholders	$7,006	$(21,003)	$(17,315)	$(35,507)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2015 and the Nine Months Ended September 30, 2016 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	123,426,546	$1,234	$1,080,673	$(146,621)	$(2,190)	$933,096	$—	$933,096
Net loss	—	—	—	(29,015)	—	(29,015)	—	(29,015)
Other comprehensive loss	—	—	—	—	(2,039)	(2,039)	—	(2,039)
Issuance of common stock	55,602,428	556	579,653	—	—	580,209	—	580,209
Transfers to redeemable common stock	—	—	(26,038)	—	—	(26,038)	—	(26,038)
Redemptions of common stock	(1,085,736)	(11)	(10,579)	—	—	(10,590)	—	(10,590)
Distributions declared	—	—	—	(106,189)	—	(106,189)	—	(106,189)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(48,947)	—	—	(48,947)	—	(48,947)
Other offering costs	—	—	(3,655)	—	—	(3,655)	—	(3,655)
Balance, December 31, 2015	177,943,238	$1,779	$1,571,107	$(281,825)	$(4,229)	$1,286,832	$—	$1,286,832
Net loss	—	—	—	(14,872)	—	(14,872)	—	(14,872)
Other comprehensive loss	—	—	—	—	(2,443)	(2,443)	—	(2,443)
Issuance of common stock	4,878,728	49	46,494	—	—	46,543	—	46,543
Transfers to redeemable common stock	—	—	(20,397)	—	—	(20,397)	—	(20,397)
Redemptions of common stock	(2,677,912)	(27)	(26,119)	—	—	(26,146)	—	(26,146)
Distributions declared	—	—	—	(87,390)	—	(87,390)	—	(87,390)
Other offering costs	—	—	(21)	—	—	(21)	—	(21)
Noncontrolling interest contribution	—	—	—	—	—	—	300	300
Balance, September 30, 2016	180,144,054	$1,801	$1,571,064	$(384,087)	$(6,672)	$1,182,106	$300	$1,182,406
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(14,872)	$(28,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120,088	97,826
Noncash interest income on real estate-related investment	15	20
Deferred rents	(13,943)	(13,319)
Allowance for doubtful accounts	1,023	488
Amortization of above- and below-market leases, net	(6,869)	(4,890)
Amortization of deferred financing costs	3,838	2,549
Unrealized losses on derivative instruments	14,813	9,455
Changes in operating assets and liabilities:
Rents and other receivables	(3,868)	(3,495)
Prepaid expenses and other assets	(16,391)	(13,602)
Accounts payable and accrued liabilities	6,694	10,282
Other liabilities	(477)	5,153
Due to affiliates	(7,969)	8,168
Net cash provided by operating activities	82,082	70,279
Cash Flows from Investing Activities:
Acquisitions of real estate	(141,760)	(703,299)
Improvements to real estate	(50,412)	(49,084)
Payments for construction in progress	(7,793)	(10)
Advances on real estate loan receivable	(544)	(1,738)
Purchase of interest rate cap	—	(175)
Principal repayments on real estate loan receivable	22,526	119
Net cash used in investing activities	(177,983)	(754,187)
Cash Flows from Financing Activities:
Proceeds from notes payable	139,071	359,321
Principal payments on notes payable	(31,900)	(105,960)
Payments of deferred financing costs	(1,339)	(3,775)
Proceeds from issuance of common stock	—	524,874
Payments to redeem common stock	(26,146)	(6,259)
Return of contingent consideration related to acquisition of real estate	228	—
Payments of commissions on stock sales and related dealer manager fees	—	(48,950)
Payments of other offering costs	(21)	(3,863)
Noncontrolling interest contribution	300	—
Distributions paid to common stockholders	(41,039)	(34,374)
Reimbursement of other offering costs from affiliate	—	1,173
Net cash provided by financing activities	39,154	682,187
Net decrease in cash and cash equivalents	(56,747)	(1,721)
Cash and cash equivalents, beginning of period	108,242	99,135
Cash and cash equivalents, end of period	$51,495	$97,414
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $64 and $0 for the nine months ended September 30, 2016 and 2015, respectively	$34,625	$24,753
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$46,543	$39,859
Increase in distributions payable	$—	$2,841
Increase in accrued improvements to real estate	$2,869	$3,927
Liabilities assumed in connection with real estate acquisition	$10	$838
Application of escrow deposits to acquisition of real estate	$4,350	$—
Increase in construction in progress payable	$1,865	$164
Increase in deferred financing payable	$—	$242
Transfer of land to construction in progress	$4,183	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2016, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of September 30, 2016, the Company owned 28 office properties and one mixed-use office/retail property and has entered into a joint venture with a developer to develop one multi-family apartment project, which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of September 30, 2016, the Company had also sold 15,366,574 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $149.6 million. Also as of September 30, 2016, the Company had redeemed 4,507,144 shares sold in the Offering for $43.9 million.
Additionally, on October 3, 2014, the Company issued 258,462 shares of common stock for $2.4 million in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
The Company continues to offer shares of common stock under its dividend reinvestment plan. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. The Company may terminate its dividend reinvestment plan offering at any time.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015, except for the addition of an accounting policy related to construction in progress. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine and months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The consolidated financial statements include the accounts of the Company, REIT Holdings III, the Operating Partnership and their direct and indirect wholly owned subsidiaries, and a joint venture in which the Company has a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period.
Construction in Progress
Direct investments in undeveloped land or properties without leases in place at the time of acquisition are accounted for as an asset acquisition and not as a business combination.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition. Additionally, during the time in which the Company is incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized. Once construction in progress is substantially completed, the amounts capitalized to construction in progress are transferred to land and buildings and improvements and are depreciated over their respective useful lives.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2016 and 2015, respectively.
Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2016, respectively. Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2015, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2016 and 2015, respectively. For each day that was a record date for distributions during the three and nine months ended September 30, 2016 and 2015, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2015 through September 30, 2015, January 1, 2016 through February 28, 2016 and March 1, 2016 through September 30, 2016 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of September 30, 2016, the Company aggregated its investments in real estate properties into one reportable business segment.
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
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements.
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
September 30, 2016
(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis; (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

3.	REAL ESTATE
As of September 30, 2016, the Company’s real estate portfolio was composed of 28 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 11.0 million rentable square feet. As of September 30, 2016, the Company’s real estate portfolio was collectively 94% occupied. In addition, the Company has entered into a joint venture with a developer to develop one multi-family apartment project, which is currently under construction. The following table summarizes the Company’s investments in real estate as of September 30, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,374	$(10,847)	$36,527
Town Center	03/27/2012	Plano	TX	Office	118,109	(22,460)	95,649
McEwen Building	04/30/2012	Franklin	TN	Office	40,372	(9,035)	31,337
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	25,327	(5,357)	19,970
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	52,097	(10,547)	41,550
RBC Plaza	01/31/2013	Minneapolis	MN	Office	149,931	(23,389)	126,542
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	90,436	(11,636)	78,800
Preston Commons	06/19/2013	Dallas	TX	Office	115,535	(15,388)	100,147
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,139	(9,413)	69,726
201 Spear Street	12/03/2013	San Francisco	CA	Office	135,738	(11,521)	124,217
500 West Madison	12/16/2013	Chicago	IL	Office	445,409	(57,405)	388,004
222 Main	02/27/2014	Salt Lake City	UT	Office	165,828	(16,986)	148,842
Anchor Centre	05/22/2014	Phoenix	AZ	Office	92,483	(8,852)	83,631
171 17th Street	08/25/2014	Atlanta	GA	Office	131,270	(13,331)	117,939
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	32,484	(3,384)	29,100
Reston Square	12/03/2014	Reston	VA	Office	46,528	(4,242)	42,286
Ten Almaden	12/05/2014	San Jose	CA	Office	122,966	(10,050)	112,916
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	259,985	(19,718)	240,267
101 South Hanley	12/24/2014	St. Louis	MO	Office	66,482	(5,213)	61,269
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,333	(8,711)	142,622
Village Center Station	05/20/2015	Greenwood Village	CO	Office	77,998	(4,976)	73,022
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	128,434	(7,390)	121,044
201 17th Street	06/23/2015	Atlanta	GA	Office	103,344	(5,150)	98,194
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,650	(3,664)	58,986
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	90,041	(3,924)	86,117
515 Congress	08/31/2015	Austin	TX	Office	116,216	(5,783)	110,433
The Almaden	09/23/2015	San Jose	CA	Office	160,074	(6,463)	153,611
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	54,568	(1,146)	53,422
Carillon	01/15/2016	Charlotte	NC	Office	151,352	(4,697)	146,655
Hardware Village (1)	08/26/2016	Salt Lake City	UT	Apartment	14,918	—	14,918
					$3,328,421	$(320,678)	$3,007,743
_____________________
(1) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a joint venture agreement to participate in the development and subsequent operation of a two-building multi-family apartment complex located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture. See “Construction in Progress” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$388,004	12.2%	$35,923	$25.78	95.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2016, the leases had remaining terms, excluding options to extend, of up to 14.0 years with a weighted-average remaining term of 4.9 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $12.7 million and $12.2 million as of September 30, 2016 and December 31, 2015, respectively.
During the nine months ended September 30, 2016 and 2015, the Company recognized deferred rent from tenants of $13.9 million and $13.3 million, respectively. As of September 30, 2016 and December 31, 2015, the cumulative deferred rent balance was $54.6 million and $38.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $4.7 million and $3.3 million of unamortized lease incentives as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2016 through December 31, 2016	$70,446
2017	274,951
2018	260,163
2019	233,330
2020	196,554
Thereafter	605,266
$1,640,710

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016, the Company’s real estate properties were leased to approximately 900 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	170	$66,669	22.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2016, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of September 30, 2016, the Company’s net investments in real estate in California, Texas and Illinois represented 21%, 16% and 12% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Acquisition
Carillon
On January 15, 2016, the Company, through an indirect wholly owned subsidiary (the “Carillon Buyer”), acquired an office property containing 476,308 rentable square feet located on approximately 1.8 acres of land in Charlotte, North Carolina (“Carillon”). The purchase price (net of closing credits) of Carillon was $146.1 million plus closing costs. The seller was not affiliated with the Company or the Advisor. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. The Company allocated $19.1 million to land, $120.7 million to building and improvements, $10.0 million to tenant origination and absorption costs and $3.7 million to below-market lease liabilities during the nine months ended September 30, 2016. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 6.3 years for tenant origination and absorption costs and 7.6 years for below-market lease liabilities.
The Company recorded the acquisition as a business combination and expensed $1.8 million of acquisition costs related to this property for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company recognized $10.7 million of total revenues and $4.7 million of operating expenses from this property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Construction in Progress
Hardware Village Joint Venture Agreement
On May 9, 2012, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 198,565 rentable square feet located on approximately 9.0 acres of land in Salt Lake City, Utah (“Gateway Tech Center”). At acquisition, a portion of the land at Gateway Tech Center was designated as multi-use with the potential for development (the “Excess Land”).
On August 26, 2016, the Company, through an indirect wholly owned subsidiary (the “Managing Member”), and an unaffiliated developer (the “Developer Member”), entered into an agreement (the “Hardware Village Agreement”) to form a joint venture (the “Hardware Village Joint Venture”). The Hardware Village Joint Venture was formed to participate in the development and subsequent operation of a two building multi-family apartment complex consisting of approximately 466 units, or 422,585 rentable square feet, located on the developable land at Gateway Tech Center. The total projected cost of the development is approximately $111.7 million. The Hardware Village Joint Venture intends to fund the project with capital contributions from its members and with proceeds from a construction loan. The Hardware Village Joint Venture is currently negotiating the terms of the construction loan.
The Company owns a 99.24% equity interest in the Hardware Village Joint Venture and exercises control. Therefore the Company consolidates the Hardware Village Joint Venture in its financial statements. The Managing Member shall direct, manage and control the day to day business of the Hardware Village Joint Venture but may not enter into any major decisions involving the business of the Hardware Village Joint Venture without the Developer Member’s consent. Income and losses are generally allocated among the members such that each member’s capital account is proportionately equal to the distributions that would be made to each member if the Hardware Village Joint Venture were dissolved pursuant to the provisions of the Hardware Village Agreement. The Company records the portion of the Hardware Village Joint Venture not owned by the Company as noncontrolling interest. The Company funded its initial capital contribution to the Hardware Village Joint Venture by contributing the Excess Land valued, pursuant to the Hardware Village Agreement, at $13.5 million with a historical cost basis of $4.2 million and by contributing pre-closing development expenses in the amount of $4.6 million. Under the Hardware Village Agreement, the Company may be required to contribute up to an additional $20.7 million of cash to the Hardware Village Joint Venture.
The term of the Hardware Village Agreement will continue until December 31, 2066 or until dissolution of the Hardware Village Joint Venture pursuant to the provisions of the Hardware Village Agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Cost	$273,414	$273,758	$14,804	$15,573	$(56,764)	$(56,996)
Accumulated Amortization	(96,651)	(71,836)	(6,005)	(4,596)	20,446	15,296
Net Amount	$176,763	$201,922	$8,799	$10,977	$(36,318)	$(41,700)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(11,208)	$(11,536)	$(718)	$(823)	$2,474	$2,798

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(35,100)	$(32,631)	$(2,186)	$(2,935)	$9,055	$7,825

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2015, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable, which was repaid during the nine months ended September 30, 2016. The information for that real estate loan receivable as of September 30, 2016 and December 31, 2015 is set forth below (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2016	Book Value as of September 30, 2016 (1)	Book Value as of December 31, 2015 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	(2)	(2)	$21,997	(2)	(2)	(2)
_____________________
(1) Book value represents outstanding principal balance, adjusted for unamortized origination fees and direct origination and acquisition costs.
(2) At maturity, the borrower under the Aberdeen First Mortgage Origination paid off the entire principal balance outstanding due to the Company. The Aberdeen First Mortgage Origination matured on July 1, 2016 and bore interest at a fixed rate of 7.5%.
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2016 (in thousands):

Real estate loan receivable - December 31, 2015	$21,997
Advances on real estate loan receivable	544
Principal repayments received on real estate loan receivable	(22,526)
Amortization of closing costs and origination fees on originated real estate loan receivable	(15)
Real estate loan receivable - September 30, 2016	$—

For the three and nine months ended September 30, 2016 and 2015, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest income	$5	$414	$846	$1,210
Amortization of closing costs and origination fees	—	(7)	(15)	(20)
Interest income from real estate loan receivable	$5	$407	$831	$1,190

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

6.	NOTES PAYABLE
As of September 30, 2016 and December 31, 2015, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of September 30, 2016 (1)	Effective Interest Rate as of September 30, 2016 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (4)	127,500	127,500	One-month LIBOR + 1.90%	2.42%	Interest Only	06/01/2019
RBC Plaza Mortgage Loan	75,930	75,930	One-month LIBOR + 1.80%	2.56%	Interest Only	02/01/2017
National Office Portfolio Mortgage Loan (5)	169,191	169,191	One-month LIBOR + 1.50%	2.79%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	215,000	215,000	One-month LIBOR + 1.65%	3.16%	Interest Only	12/16/2018
222 Main Mortgage Loan	101,800	102,700	3.97%	3.97%	Principal & Interest (3)	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2017
171 17th Street Mortgage Loan	80,992	80,992	One-month LIBOR + 1.45%	2.72%	Interest Only(3)	09/01/2018
Reston Square Mortgage Loan	23,840	23,840	One-month LIBOR + 1.50%	2.02%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan	65,059	63,540	One-month LIBOR + 1.65%	3.43%	Interest Only	01/01/2018
Towers at Emeryville Mortgage Loan (7)	145,379	143,944	One-month LIBOR + 1.75%	4.00%	Interest Only	01/15/2018
101 South Hanley Mortgage Loan	35,025	35,025	One-month LIBOR + 1.55%	2.07%	Interest Only(3)	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	2.07%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	19,889	19,889	One-month LIBOR + 1.50%	2.02%	Interest Only	06/05/2018
201 17th Street Mortgage Loan	53,240	48,563	One-month LIBOR + 1.40%	1.92%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only(3)	09/01/2022
The Almaden Mortgage Loan	76,100	76,100	One-month LIBOR + 1.75%	2.27%	Interest Only	10/01/2016 (8)
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	2.27%	Interest Only	10/01/2022
515 Congress Mortgage Loan	67,500	67,500	One-month LIBOR + 1.70%	2.23%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	100,000	One-month LIBOR + 1.66%	2.19%	Interest Only	01/01/2019
Carillon Mortgage Loan	76,440	—	One-month LIBOR + 1.65%	2.17%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan	24,000	—	One-month LIBOR + 1.60%	2.13%	Interest Only	02/01/2019
Total notes payable principal outstanding	1,760,563	1,653,392
Deferred financing costs, net	(10,290)	(12,738)
Total Notes Payable, net	$1,750,273	$1,640,654

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2016. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of September 30, 2016, where applicable. For further information regarding the Company's derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of September 30, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Represents the payment type required under the loan as of September 30, 2016. Certain future monthly payments due under these loans also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes payable, see five-year maturity table below.
(4) As of September 30, 2016, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of September 30, 2016, the outstanding balance under the loan was $127.5 million of term debt. As of September 30, 2016, an additional $126.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $1.0 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza.
(6) As of September 30, 2016, $215.0 million of term debt was outstanding and $40.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(7) As of September 30, 2016, $145.4 million had been disbursed to the Company and $29.6 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(8) Subsequent to September 30, 2016, the maturity date of The Almaden Mortgage Loan was extended to January 1, 2017.
As of September 30, 2016, the Company’s deferred financing costs were $10.3 million, net of amortization, and were included in notes payable, net on the accompanying consolidated balance sheets. As of December 31, 2015, the Company’s deferred financing costs were $12.8 million, net of amortization, of which $12.7 million is included in notes payable, net and $0.1 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2016, the Company incurred $10.0 million and $53.9 million of interest expense, respectively. During the three and nine months ended September 30, 2015, the Company incurred $17.3 million and $37.4 million of interest expense, respectively. As of September 30, 2016 and December 31, 2015, $4.1 million and $3.4 million of interest expense were payable, respectively. Included in interest expense for the three and nine months ended September 30, 2016 was $1.3 million and $3.8 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2015 was $0.9 million and $2.5 million of amortization of deferred financing costs, respectively. Additionally, during the three and nine months ended September 30, 2016, the Company capitalized $0.1 million of interest to construction in progress. As a result of unrealized gains on the Company’s derivative instruments for the three months ended September 30, 2016, interest expense was reduced by $1.3 million. Interest expense incurred as a result of the Company’s derivative instruments for the nine months ended September 30, 2016 was $20.5 million. Interest expense incurred as a result of the Company’s derivative instruments for the three and nine months ended September 30, 2015 was $9.4 million and $14.7 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2016 (in thousands):

October 1, 2016 through December 31, 2016	$76,557
2017	296,994
2018	680,827
2019	254,081
2020	270,509
Thereafter	181,595
$1,760,563
The Company’s notes payable contain financial debt covenants. As of September 30, 2016, the Company was in compliance with these debt covenants.

7.	DERIVATIVE INSTRUMENTS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of September 30, 2016 and December 31, 2015. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2016		December 31, 2015			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2016
Derivative instruments designated as hedging instruments
Interest Rate Swaps	7	$625,130	7	$625,130	One-month LIBOR/ Fixed at 0.79% - 1.68%	1.35%	1.7
Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	12	$658,183	10	$557,743	One-month LIBOR/ Fixed at 1.39% - 2.37%	1.99%	3.6
Interest Rate Cap	1	$147,340	1	$353,380	One-month LIBOR at 2.46%	2.46%	0.3
_____________________
(1) Included in these amounts are nine forward interest rate swaps with an aggregate notional amount of $401.1 million that were not yet in effect as of September 30, 2016. These nine interest rate swaps will become effective at various times during the remainder of 2016 through 2018.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		September 30, 2016		December 31, 2015
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	1	$75
Interest Rate Swaps	Other liabilities, at fair value	7	$(6,672)	6	$(4,304)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	12	$(22,210)	10	$(7,400)
Interest Rate Cap	Prepaid expenses and other assets, at fair value	1	$—	1	$3

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and as other comprehensive income on the accompanying consolidated statements of equity. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flows.  The change in fair value of the ineffective portion is recognized directly in earnings. With respect to swap agreements that were terminated for which it remains probable that the original hedged forecasted transactions (i.e., LIBOR-based debt service payments) will occur, the loss related to the termination of these swap agreements is included in accumulated other comprehensive income (loss) and is reclassified into earnings over the period of the original forecasted hedged transaction. The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$1,363	$1,849	$4,252	$5,216
	1,363	1,849	4,252	5,216

Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	1,040	70	1,398	70
Unrealized (gain) loss on interest rate swaps	(3,745)	7,443	14,810	9,286
Unrealized loss on interest rate cap	—	16	3	169
	(2,705)	7,529	16,211	9,525
(Decrease) increase in interest expense as a result of derivatives	$(1,342)	$9,378	$20,463	$14,741

Other comprehensive income related
Unrealized (gain) losses on derivative instruments	$(1,784)	$6,014	$6,695	$12,367
During the three and nine months ended September 30, 2016 and 2015, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $4.1 million as of September 30, 2016 and was included in accumulated other comprehensive income (loss).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
September 30, 2016
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of September 30, 2016 and December 31, 2015, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable (1)	$—	$—	$—	$21,982	$21,997	$21,884
Financial liabilities:
Notes payable	$1,760,563	$1,750,273	$1,751,825	$1,653,392	$1,640,654	$1,654,788
_____________________
(1) At maturity, the borrower under the Aberdeen First Mortgage Origination paid off the entire principal balance outstanding due to the Company. The Aberdeen First Mortgage Origination matured on July 1, 2016 and bore interest at a fixed rate of 7.5%. For further information regarding the Company's loan receivable, see Note 5, “Real Estate Loan Receivable.”
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
As of September 30, 2016, the Company measured the following liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives - interest rate swaps	$(28,882)	$—	$(28,882)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. The insurance program was renewed and is effective through June 30, 2017.
During the three and nine months ended September 30, 2016 and 2015, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2016 and 2015, respectively, and any related amounts payable as of September 30, 2016 and December 31, 2015 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Expensed
Asset management fees (1)	$6,286	$5,318	$18,646	$14,132	$2,055	$10,075
Reimbursement of operating expenses (2)	68	64	261	143	195	144
Real estate acquisition fees	—	4,160	1,473	7,178	—	—
Additional Paid-in Capital
Selling commissions	—	789	—	33,202	—	—
Dealer manager fees	—	389	—	15,748	—	—
Reimbursable other offering costs	—	630	—	2,467	—	—
Capitalized
Acquisition fee on development project	28	—	87	—	87	—
	$6,382	$11,350	$20,467	$72,870	$2,337	$10,219
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $51,000 and $145,000 for the three and nine months ended September 30, 2016, respectively, and $45,000 and $114,000 for the three and nine months ended September 30, 2015, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2016 and 2015, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
During the nine months ended September 30, 2016, the Advisor reimbursed the Company $0.2 million for a property insurance rebate and $0.1 million for legal and professional fees.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage. During the nine months ended September 30, 2016, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company. During the nine months ended September 30, 2015, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
As of December 31, 2015, the Company had accrued and deferred payment of $10.1 million of asset management fees under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was probable. As of September 30, 2016, the Company had reimbursed the Advisor for all accrued and deferred asset management fees in accordance with the terms noted above. As of September 30, 2016, the Company had $2.1 million of asset management fees payable related to asset management fees incurred for the month of September 2016, which were subsequently paid in November 2016.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.4% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of September 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $234,000, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the three and nine months ended September 30, 2016, the Company recognized $59,000 and $176,000 of rental income related to this lease, respectively.
Prior to their approval of the lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2016.

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 3, 2016, the Company paid distributions of $9.6 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2016 through September 30, 2016. On November 1, 2016, the Company paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2016 through October 31, 2016.
Distributions Declared
On October 11, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2016 through November 30, 2016, which the Company expects to pay in December 2016. On November 7, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2016 through December 31, 2016, which the Company expects to pay in January 2017, and distributions based on daily record dates for the period from January 1, 2017 through January 31, 2017, which the Company expects to pay in February 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

•
Our advisor and its affiliates receive fees in connection with transactions involving the purchase or origination and management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increases our stockholders’ risk of loss. In addition, we have paid substantial fees to and expenses of our advisor, its affiliates and participating broker-dealers in connection with our now-terminated primary initial public offering, which payments increase the risk that our stockholders will not earn a profit on their investment. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed-upon investment returns, the investment return thresholds may be reduced subject to approval by our conflicts committee and to other limitations in our charter.

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of September 30, 2016, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. From time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

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
We have invested in a diverse portfolio of real estate investments. As of September 30, 2016, we owned 28 office properties and one mixed-use office/retail property and have entered into a joint venture with a developer to develop one multi-family apartment project, which is currently under construction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of September 30, 2016, we had also sold 15,366,574 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $149.6 million. Also as of September 30, 2016, we had redeemed 4,507,144 shares sold in our initial public offering for $43.9 million.
Additionally, on October 3, 2014, we issued 258,462 shares of common stock, for $2.4 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
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
Current conditions in the global capital markets remain volatile as we near the end of 2016. Current economic data and financial market developments suggest that the global economy is improving, although at a slow incremental rate. Growth in most advanced economies remains lackluster, with low potential growth expectations now extending into 2017. In this economic environment the central banks of the world’s major economies hold sway over perceived investment opportunities. Quantitative easing in Japan and the Eurozone has carried over into global capital markets and has increased demand for higher risk investments.
The initial reaction to the U.K. vote to leave the European Union has been somewhat muted, with the exception being the continued downward pressure on the Great Britain Pound (“GBP”). As of mid-October 2016, the GBP had weakened in excess of 20 percent, year-to-date. The new prime minister of the U.K. remains committed to carrying out the decoupling of the U.K. from the European Union. The details of this process remain unclear, and the uncertainty has weighed on both the U.K. and European markets. The European Central Bank has continued to pursue a policy of quantitative easing (QE).
In the United States, real GDP growth accelerated in the third quarter of 2016 to a 2.9% annual rate. This is a marked improvement over the second quarter growth rate of 1.4%. The strong third quarter number is tempered by the fact that a large portion of gross domestic product growth was seen in increased inventories, not through consumer demand. Consumer confidence is currently at a 3 year low. Corporate earnings are also an area of concern, as third quarter reported earnings growth showed a clear sign of slowing. Federal Reserve Board communications have been signaling the increased likelihood of some firming of monetary policy. Many economists expect an increase in rates to occur in early December. The US government bond yield curve has seen a steady increase in yields and is currently no longer sitting at near record lows.
Europe and Japan continue to engage in unconventional monetary policy. Asset purchases and stimulus programs in both regions have driven interest rates and investment yields to new lows. Both regions now have historically low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on those economies and the broader global financial system remains unclear.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, albeit at a slowing rate. With the backdrop global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Lenders, however, have continued to cool to the market. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are trying to adjust to the new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate Properties
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the Federal Reserve increased interest rates in the fourth quarter of 2015, and has left the door open for another increase at the end of 2016. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
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
As of September 30, 2016, we had debt obligations in the aggregate principal amount of $1.8 billion, with a weighted-average remaining term of 2.2 years. Our debt obligations consisted of $101.8 million of fixed rate notes payable and $1.7 billion of variable rate notes payable. As of September 30, 2016, the interest rates on $882.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into nine interest rate swaps with an aggregate notional amount of $401.1 million, which will become effective at various times during the remainder of 2016 through 2018. We also have an interest rate cap for a notional amount of $147.3 million, effective through January 1, 2017.
Liquidity and Capital Resources
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of September 30, 2016, we had also sold 15,366,574 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $149.6 million. Also as of September 30, 2016, we had redeemed 4,507,144 shares sold in our initial public offering for $43.9 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015.
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
Our principal demands for funds during the short and long-term are and will be for the acquisition of additional real estate investments; operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; capital commitments and development expenses under joint venture agreements; and payments of distributions to stockholders. Our primary sources of capital for meeting our cash requirements are as follows:

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings (including amounts currently available under existing loan facilities); and

•	Cash flow generated by our real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2016, we owned 28 office properties and one mixed-use office/retail property that were collectively 94% occupied. In addition, we have entered into a joint venture with a developer to develop one multi-family apartment project, which is currently under construction.
As of September 30, 2016, we had mortgage debt obligations in the aggregate principal amount of $1.8 billion, with a weighted-average remaining term of 2.2 years. As of September 30, 2016, we had $126.5 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We made distributions to our stockholders during the nine months ended September 30, 2016 using cash flow from operations from current and prior periods and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2016 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of September 30, 2016, we owned 28 office properties and one mixed-use office/retail property and had entered into a joint venture with a developer to develop one multi-family apartment project, which is currently under construction. During the nine months ended September 30, 2016, net cash provided by operating activities was $82.1 million, compared to net cash provided by operating activities of $70.3 million during the nine months ended September 30, 2015. Net cash provided by operating activities increased in 2016 primarily as a result of growth in our real estate portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities was $178.0 million for the nine months ended September 30, 2016 and primarily consisted of the following:

•	$141.8 million for the acquisition of one real estate property;

•	$50.4 million of improvements to real estate;

•	$22.5 million of cash received from the repayment of our real estate loan receivable, partially offset by advances on loan receivable of $0.5 million; and

•	$7.8 million of payments for construction in progress.

Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of debt financings and distributions paid to our stockholders. During the nine months ended September 30, 2016, net cash provided by financing activities was $39.2 million and primarily consisted of the following:

•
$105.9 million of net cash provided by debt financing as a result of proceeds from notes payable of $139.1 million, partially offset by principal payments on notes payable of $31.9 million and payments of deferred financing costs of $1.3 million;

•	$41.0 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $46.5 million;

•	$26.1 million of cash used for redemptions of common stock; and

•	$0.3 million of cash provided by noncontrolling interest contributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. Though this is our target leverage, we do not limit our leverage until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. As of September 30, 2016, our borrowings and other liabilities were approximately 55% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
As of September 30, 2016, we had reimbursed the advisor for all accrued and deferred asset management fees in accordance with the terms noted above.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by real estate investments, and the performance of all of the real estate investments in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals even after the initial deferrals are fully repaid. As of September 30, 2016, we had $2.1 million of asset management fees payable related to asset management fees incurred for the month of September 2016, which were subsequently paid in November 2016.

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
On September 27, 2016, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$1,760,563	$76,557	$977,821	$524,590	$181,595
Interest payments on outstanding debt obligations (2)	108,080	11,875	69,925	21,347	4,933
Development obligations	89,000	(3)	(3)	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps or caps, if applicable). We incurred interest expense of $35.4 million, excluding amortization of deferred financing costs totaling $3.8 million and unrealized losses on derivatives of $14.8 million and including interest capitalized of $0.1 million during the nine months ended September 30, 2016.
(3) We have entered into a development project of a two building multi-family apartment complex consisting of 466 units and expect to incur approximately $89.0 million related to development obligations through 2018.
Results of Operations
Overview
As of September 30, 2015, we owned 26 office properties, one mixed-use office/retail property and one real estate loan receivable. As of September 30, 2016, we owned 28 office properties and one mixed-use office/retail property and have entered into a joint venture with a developer to develop one multi-family apartment project, which is currently under construction. During the three months ended September 30, 2016, the Aberdeen First Mortgage Origination was paid off. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the real estate investment acquired in 2016 for an entire period. As a result, the results of operations presented for the nine months ended September 30, 2016 and 2015 are not directly comparable due to our acquisition and development activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015
The following table provides summary information about our results of operations for the three months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Payoffs (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2016	2015
Rental income	$76,998	$64,963	$12,035	19%	$8,917	$3,118
Tenant reimbursements	19,258	14,999	4,259	28%	2,543	1,716
Interest income from real estate loan receivable	5	407	(402)	(99)%	(402)	—
Other operating income	5,549	3,460	2,089	60%	1,496	593
Operating, maintenance and management costs	24,009	20,716	3,293	16%	3,294	(1)
Real estate taxes and insurance	16,359	13,448	2,911	22%	2,008	903
Asset management fees to affiliate	6,286	5,318	968	18%	904	64
Real estate acquisition fees to affiliate	—	4,160	(4,160)	(100)%	(4,160)	n/a
Real estate acquisition fees and expenses	5	2,686	(2,681)	(100)%	(2,681)	n/a
General and administrative expenses	1,289	1,143	146	13%	n/a	n/a
Depreciation and amortization	39,978	35,879	4,099	11%	4,945	(846)
Interest expense	10,042	17,342	(7,300)	(42)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 related to real estate investments acquired or repaid on or after July 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $80.0 million for the three months ended September 30, 2015 to $96.3 million for the three months ended September 30, 2016 primarily as a result of the growth in our real estate portfolio. The increase of rental income and tenant reimbursements for the properties held throughout both periods was primarily due to an increase in occupancy from 90% as of September 30, 2015 to 94% as of September 30, 2016, an increase in rental rates and expense recoveries. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments and acquisition activity.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.4 million for the three months ended September 30, 2015 to $5,000 for the three months ended September 30, 2016 as a result of the Aberdeen First Mortgage Origination being paid off on July 1, 2016.
Other operating income increased from $3.5 million during the three months ended September 30, 2015 to $5.5 million for the three months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to vary in future periods depending on occupancy rates and parking rates of our real estate investments and acquisition activity.
Operating, maintenance and management costs increased from $20.7 million for the three months ended September 30, 2015 to $24.0 million for the three months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation and acquisition activity.
Real estate taxes and insurance increased from $13.4 million for the three months ended September 30, 2015 to $16.4 million for the three months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. The increase of real estate taxes and insurance for the properties held throughout both periods was primarily due to higher taxes as the assessed values have increased on several of our properties. We expect real estate taxes and insurance to increase in future periods as a result of inflation, future reassessments and acquisition activity, but may vary in future periods.
Asset management fees with respect to our real estate investments increased from $5.3 million for the three months ended September 30, 2015 to $6.3 million for the three months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to vary in future periods as a result of acquisitions, improvements or dispositions. As of September 30, 2016, $2.1 million of asset management fees were payable, which were subsequently paid in November 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $6.8 million for the three months ended September 30, 2015 to $5,000 for the three months ended September 30, 2016. During the three months ended September 30, 2016, we did not acquire any real estate properties. During the three months ended September 30, 2015, we acquired four real estate properties for $413.3 million. Additionally, during the three months ended September 30, 2016, we capitalized $28,000 in acquisition fees on development project related to the Hardware Village Joint Venture development project. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $35.9 million for the three months ended September 30, 2015 to $40.0 million for the three months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination costs and acquisition activity.
Interest expense decreased from $17.3 million for the three months ended September 30, 2015 to $10.0 million for the three months ended September 30, 2016. Included in interest expense is the amortization of deferred financing costs of $0.9 million and $1.3 million for the three months ended September 30, 2015 and 2016, respectively. Additionally, during the three months ended September 30, 2016, we capitalized $0.1 million of interest to construction in progress. Interest expense incurred as a result of our derivative instruments for the three months ended September 30, 2015 was $9.4 million, which includes $7.5 million of unrealized losses. As a result of $3.7 million of unrealized gains on derivative instruments for the three months ended September 30, 2016, interest expense decreased by $1.3 million. The decrease in interest expense is primarily due to changes in value on interest rate swaps. We expect interest expense to vary in future periods depending on the advances and paydowns of our existing loans and acquisition activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
Comparison of the nine months ended September 30, 2016 versus the nine months ended September 30, 2015
The following table provides summary information about our results of operations for the nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Payoffs (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2016	2015
Rental income	$228,783	$174,408	$54,375	31%	$46,338	$8,037
Tenant reimbursements	54,849	39,019	15,830	41%	11,369	4,461
Interest income from real estate loan receivable	831	1,190	(359)	(30)%	(359)	—
Other operating income	15,504	9,629	5,875	61%	5,101	774
Operating, maintenance and management costs	68,627	52,467	16,160	31%	15,504	656
Real estate taxes and insurance	47,675	36,495	11,180	31%	9,053	2,127
Asset management fees to affiliate	18,646	14,132	4,514	32%	4,263	251
Real estate acquisition fees to affiliate	1,473	7,178	(5,705)	(79)%	(5,705)	n/a
Real estate acquisition fees and expenses	306	3,849	(3,543)	(92)%	(3,543)	n/a
General and administrative expenses	4,115	3,428	687	20%	n/a	n/a
Depreciation and amortization	120,088	97,826	22,262	23%	25,010	(2,748)
Interest expense	53,948	37,393	16,555	44%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 related to real estate investments acquired or repaid on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $213.4 million for the nine months ended September 30, 2015 to $283.6 million for the nine months ended September 30, 2016 primarily as a result of the growth in our real estate portfolio. The increase of rental income and tenant reimbursements for the properties held throughout both periods was primarily due to an increase in occupancy from 91% as of September 30, 2015 to 94% as of September 30, 2016, an increase in rental rates and expense recoveries. We expect rental income and tenant reimbursements to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period, occupancy rates and rental rates of our real estate investments and acquisition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loan receivable, recognized using the interest method, decreased from $1.2 million for the nine months ended September 30, 2015 to $0.8 million for the nine months ended September 30, 2016 as a result of the Aberdeen First Mortgage Origination being paid off on July 1, 2016.
Other operating income increased from $9.6 million during the nine months ended September 30, 2015 to $15.5 million for the nine months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period, occupancy rates and parking rates of our real estate investments and acquisition activity.
Operating, maintenance and management costs increased from $52.5 million for the nine months ended September 30, 2015 to $68.6 million for the nine months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. The increase in operating, maintenance and management costs for the properties held throughout both periods was primarily due to an increase in repairs and maintenance and management fees. We expect operating, maintenance and management costs to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period, inflation and acquisition activity.
Real estate taxes and insurance increased from $36.5 million for the nine months ended September 30, 2015 to $47.7 million for the nine months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. The increase of real estate taxes and insurance for the properties held throughout both periods was primarily due to higher taxes as the assessed values have increased on several of our properties. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate property acquired in 2016 for an entire period, inflation, future reassessments and acquisition activity.
Asset management fees with respect to our real estate investments increased from $14.1 million for the nine months ended September 30, 2015 to $18.6 million for the nine months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period, acquisitions, improvements or dispositions. As of September 30, 2016, $2.1 million of asset management fees were payable, which were subsequently paid in November 2016.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $11.0 million for the nine months ended September 30, 2015 to $1.8 million for the nine months ended September 30, 2016 due to a decrease in acquisition activity. We acquired one real estate property for $146.1 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we acquired seven real estate properties for $703.4 million. Additionally, during the nine months ended September 30, 2016, we capitalized $87,000 in acquisition fees on development project related to the Hardware Village Joint Venture development project. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition and development activity.
Depreciation and amortization increased from $97.8 million for the nine months ended September 30, 2015 to $120.1 million for the nine months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period, a decrease in amortization related to fully amortized tenant origination costs and acquisition activity.
Interest expense increased from $37.4 million for the nine months ended September 30, 2015 to $53.9 million for the nine months ended September 30, 2016. Included in interest expense is the amortization of deferred financing costs of $2.5 million and $3.8 million for the nine months ended September 30, 2015 and 2016, respectively. Additionally, during the nine months ended September 30, 2016, we capitalized $0.1 million of interest to construction in progress. Interest expense incurred as a result of our derivative instruments for the nine months ended September 30, 2015 and 2016 was $14.7 million and $20.5 million, respectively, which includes $9.5 million and $16.2 million of unrealized losses on derivative instruments for the nine months ended September 30, 2015 and 2016, respectively. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2015 and 2016 and changes in value on interest rate swaps. We expect interest expense to vary in future periods as a result of borrowings in 2016 being outstanding for an entire period and acquisition and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$3,859	$(16,838)	$(14,872)	$(28,356)
Depreciation of real estate assets	19,652	15,234	57,291	39,828
Amortization of lease-related costs	20,326	20,645	62,797	57,998
FFO	43,837	19,041	105,216	69,470
Straight-line rent and amortization of above- and below-market leases	(5,655)	(6,296)	(20,812)	(18,209)
Amortization of discounts and closing costs	—	7	15	20
Unrealized (gains) losses on derivative instruments	(3,745)	7,459	14,813	9,455
Real estate acquisition fees to affiliate	—	4,160	1,473	7,178
Real estate acquisition fees and expenses	5	2,686	306	3,849
MFFO	$34,442	$27,057	$101,011	$71,763
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from operating activities were as follows for the first, second and third quarters of 2016 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2016	$28,667	$0.160	$13,281	$15,322	$28,603	$6,838
Second Quarter 2016	29,160	0.162	13,778	15,647	29,425	38,724
Third Quarter 2016	29,563	0.164	13,980	15,574	29,554	36,520
	$87,390	$0.486	$41,039	$46,543	$87,582	$82,082
_____________________

(1)
Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through September 30, 2016 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2016, we paid aggregate distributions of $87.6 million, including $41.0 million of distributions paid in cash and $46.6 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the nine months ended September 30, 2016 was $14.9 million. FFO for the nine months ended September 30, 2016 was $105.2 million and cash flow from operating activities was $82.1 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $65.8 million of cash flow from operating activities, $4.2 million of cash flow from operating activities in excess of distributions paid during 2015 and $17.6 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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
Distributions Paid
On October 3, 2016, we paid distributions of $9.6 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2016 through September 30, 2016. On November 1, 2016, we paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2016 through October 31, 2016.
Distributions Declared
On October 11, 2016, our board of directors declared distributions based on daily record dates for the period from November 1, 2016 through November 30, 2016, which we expect to pay in December 2016. On November 7, 2016, our board of directors declared distributions based on daily record dates for the period from December 1, 2016 through December 31, 2016, which we expect to pay in January 2017, and distributions based on daily record dates for the period from January 1, 2017 through January 31, 2017, which we expect to pay in February 2017. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2016, the fair value of our fixed rate debt was $104.7 million and the outstanding principal balance of our fixed rate debt was $101.8 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of September 30, 2016.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.  As of September 30, 2016, we did not own any fixed rate loans receivable.
Conversely, movements in interest rates on our variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $776.6 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $882.2 million of our variable rate debt. This amount does not take into account the impact of $401.1 million of forward interest rate swap agreements that were not yet effective as of September 30, 2016. We also have an interest rate cap that had a notional amount of $147.3 million effective through January 1, 2017. Based on interest rates as of September 30, 2016, if interest rates were 100 basis points higher during the 12 months ending September 30, 2017, interest expense on our variable rate debt would increase by $7.8 million. As of September 30, 2016, one-month LIBOR was 0.53111% and if this index was reduced to 0% during the 12 months ending September 30, 2017, interest expense on our variable rate debt would decrease by $4.1 million. As of September 30, 2016, we did not own any variable rate loans receivable.
The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of September 30, 2016 were 4.0% and 2.7%, respectively.  The interest rate and weighted-average interest rate represent the actual interest rate in effect as of September 30, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2016 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the nine months ended September 30, 2016, we paid aggregate distributions of $87.6 million, including $41.0 million of distributions paid in cash and $46.6 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $65.8 million (75%) of cash flow from operating activities, $4.2 million (5%) of cash flow from operating activities in excess of distributions paid during 2015 and $17.6 million (20%) of debt financing. For the nine months ended September 30, 2016, our cash flow from operating activities to distributions paid coverage ratio was 94% and our funds from operations to distributions paid coverage ratio was 120%.
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
Upon a transfer of shares, any pending redemption requests with respect to such transferred shares will be canceled as of the date we accept the transfer. Stockholders wishing us to continue to consider a redemption request related to any transferred shares must resubmit their redemption request.
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
During the nine months ended September 30, 2016, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	151,856	$9.67	(3)
February 2016	124,749	$9.71	(3)
March 2016	194,195	$9.74	(3)
April 2016	176,038	$9.63	(3)
May 2016	249,568	$9.78	(3)
June 2016	373,657	$9.69	(3)
July 2016	512,961	$9.76	(3)
August 2016	586,058	$9.85	(3)
September 2016	308,830	$9.81	(3)
Total	2,677,912
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2015, our net proceeds from the dividend reinvestment plan were $55.4 million. During the nine months ended September 30, 2016, we redeemed $26.1 million of shares of common stock and $29.3 million was available for redemptions of shares eligible for redemption for the remainder of 2016.

PART II. OTHER INFORMATION (CONTINUED)

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 22, 2016

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2	Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q, filed August 13, 2015

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated September 27, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K, filed March 7, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 8, 2016	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 8, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)