Form 10-K
period 2016-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2017-03-13
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 8, 2015, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.04 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of a reduction to the Registrant’s net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 8, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015. On December 9, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.63 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2016. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 9, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 179,899,389 shares of common stock held by non-affiliates as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 8, 2017, there were 181,616,100 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference: Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify suitable investments, to manage our investments and for the disposition of our investments.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of December 31, 2016, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. From time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

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
We own a diverse portfolio of real estate investments. As of December 31, 2016, we owned 28 office properties and one mixed-use office/retail property and had entered into a joint venture (the “Hardware Village Joint Venture”) with a developer to develop and subsequently operate one apartment complex, which is currently under construction.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2016, we had also sold 16,973,229 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $165.0 million. Also as of December 31, 2016, we had redeemed 5,367,281 shares sold in our initial public offering for $52.5 million.
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
As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of real estate investments. KBS Capital Advisors makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, disposition, marketing, investor-relations and other administrative services on our behalf. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
Objectives and Strategies
Our primary investment objectives are to preserve and return our stockholders’ capital contributions and to provide our stockholders with attractive and stable cash distributions. We will also seek to realize growth in the value of our investments by timing asset sales to maximize asset value.

2016 Investment Highlights
During 2016:

•	we acquired one office property containing 488,243 rentable square feet located in Charlotte, North Carolina for $146.1 million plus closing costs;

•
at maturity, the borrower under our investment in the Aberdeen First Mortgage Origination paid off the entire $22.4 million principal balance outstanding and due to us. The Aberdeen First Mortgage Origination matured on July 1, 2016 and bore interest at a fixed rate of 7.5%; and

•
we entered into the Hardware Village Joint Venture to participate in the development and subsequent operation of a two-building apartment complex located on the developable land at Gateway Tech Center (“Hardware Village”). The total projected cost of Hardware Village is approximately $116.9 million. We own a 99.24% equity interest in the Hardware Village Joint Venture. Hardware Village is currently under construction.

Real Estate Portfolio
Other than our investment in the development of Hardware Village, we have made investments in core real estate properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. Our primary investment focus is core office properties located throughout the United States, though we may also invest in other types of properties. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics may provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties required or will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties will provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects.
The core office properties in which we have invested include low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations in or near central business districts with access to transportation.
We generally hold fee title to the real estate properties in our portfolio. We may also enter into other joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) or participations for the purpose of obtaining interests in real estate properties and other real estate investments.
We generally intend to hold our core properties for three to seven years, which we believe is a reasonable period to enable us to capitalize on the potential for increased income and capital appreciation of properties. However, economic and market conditions may influence us to hold our real estate properties for different periods of time.
We have invested all of the proceeds from our now-terminated initial public offering in a diverse portfolio of real estate investments. From time to time, and based upon asset sales, availability under our debt facilities or market conditions, we may seek to make additional real estate investments.
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

We acquired our first real estate property on September 29, 2011. As of December 31, 2016, our real estate portfolio was composed of 28 office properties and one mixed-use office/retail property encompassing an aggregate of 11.0 million rentable square feet and was collectively 94% occupied. In addition, we have entered into the Hardware Village Joint Venture to develop and subsequently operate Hardware Village, which is currently under construction.
For more information on our real estate investments, including tenant information, see Item 1, Part 2, “Properties.”
The following charts illustrate the geographic diversification of our real estate properties, excluding Hardware Village, based on total leased square feet and total annualized base rent as of December 31, 2016:

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 18.3% of our total annualized base rent as of December 31, 2016. The chart below illustrates the diversity of tenant industries in our real estate portfolio, excluding Hardware Village, based on total annualized base rent as of December 31, 2016:

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
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
We expect to borrow funds at fixed and variable rates. As of December 31, 2016, we had debt obligations in the aggregate principal amount of $1.8 billion, with a weighted-average remaining term of 2.2 years. We have a total of $194.3 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. The interest rates on $919.5 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of December 31, 2016 was 4.1% and 2.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps), using interest rate indices as of December 31, 2016, where applicable. In addition, we entered into eight interest rate swaps with an aggregate notional amount of $363.8 million, which will become effective at various times during 2017 through 2018. We also had an interest rate cap for a notional amount of $147.3 million that terminated on January 1, 2017. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Financing Subsequent to December 31, 2016.”

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2016 (in thousands):

2017	$298,405
2018	690,210
2019	257,210
2020	273,035
2021	93,956
Thereafter	180,589
$1,793,405
We expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2016, our borrowings and other liabilities were approximately 55% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 91 months (as of year-end 2016), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In December 2016 the U.S. Federal Reserve (the “FED”) increased interest rates for the second time since the 2008 - 2009 financial crisis. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, particularly from China. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar has remained a safe haven currency. The volume of available capital that is seeking “core” properties has helped to push the pricing of some assets past prior peaks, making some markets look expensive. Reduced leverage ratios have shifted more risk toward the equity investor. Traditional sources of capital are favoring a “risk-off” approach, where investors’ appetite for risk falls, when valuing investments. Investors acquiring properties are extremely selective, with cap rate compression having spread into secondary markets over the last two years. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.

Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
A major factor contributing to the strength of the real estate cycle is the difficulty of securing construction financing. Lack of construction financing is effectively keeping an oversupply of commercial real estate, which is typical late in a real estate cycle, from emerging. Bank regulators and new risk-based capital guidelines have enforced discipline in lending, which has helped reduce new construction.
Impact on Our Real Estate Properties
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, the uncertainty regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED increased interest rates in the fourth quarter of 2015 and again in December 2016. The real estate and finance markets anticipate further rate increases as long as the economy remains strong. If this trend continues, management will review our debt financing strategies to optimize the cost of our debt exposure.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Short-term interest rates in the United States have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2016, we had debt obligations in the aggregate principal amount of $1.8 billion, with a weighted-average remaining term of 2.2 years. Our debt obligations consisted of $194.3 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. As of December 31, 2016, the interest rates on $919.5 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into eight interest rate swaps with an aggregate notional amount of $363.8 million, which will become effective at various times during 2017 through 2018. We also had an interest rate cap for a notional amount of $147.3 million that terminated on January 1, 2017. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Financing Subsequent to December 31, 2016.”
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
Competitive Market Factors
The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities, for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

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
Industry Segments
As of December 31, 2016, we aggregated our real estate investments into one reportable business segment. Prior to the reporting period commencing on January 1, 2014, we had identified two reportable business segments based on our investment types: real estate and real estate-related.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.  Our telephone number, general facsimile number and website address are (949) 417-6500, (949) 417-6501 and www.kbsreitiii.com, respectively.
Available Information
Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, www.kbsreitiii.com, or through the SEC’s website, www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
We face significant competition for tenants and, to the extent we acquire additional assets, real estate investment opportunities, which may limit our ability to achieve our investment objectives or pay distributions.
We depend upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The highly competitive U.S. commercial real estate industry has created increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we have offered and may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. Our investors must rely entirely on the management abilities of our advisor, the property managers our advisor selects and the oversight of our board of directors. In the event we are unable to find new tenants and keep existing tenants, or if we are forced to offer significant inducements to such tenants, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
In addition, to the extent we acquire additional assets, we face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit market and a potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. We can give no assurance that our advisor will be successful in obtaining additional suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates and commercial real estate values and our ability to refinance or secure debt financing, service future debt obligations, or pay distributions to our stockholders.
We have relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. We also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Market conditions can change quickly, which could negatively impact the value of our assets and may interfere with the implementation of our business strategy and/or force us to modify it.
Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, any decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:

•	the values of our real estate properties could decrease below the amounts paid for such properties; and/or

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.
Because of the concentration of a significant portion of our assets in three geographic areas and in core office properties, any adverse economic, real estate or business conditions in these geographic areas or in the office market could affect our operating results and our ability to pay distributions to our stockholders
As of March 8, 2017, a significant portion of our real estate properties was located in California, Texas and Illinois. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets. In addition, the majority of our real estate properties consists of core office properties. Any adverse economic or real estate developments in these geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space could adversely affect our operating results and our ability to pay distributions to our stockholders.
A significant percentage of our assets is invested in 500 West Madison and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
As of December 31, 2016, 500 West Madison represented approximately 12% of our total assets and represented approximately 12% of our total annualized base rent. Further, as a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.
We may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
As of March 8, 2017, we owned 29 real estate properties, had entered into the Hardware Village Joint Venture to develop and subsequently operate Hardware Village, which is currently under construction, and had entered into the Village Center Station II Joint Venture (defined below) to develop and subsequently operate Village Center Station II (defined below), which is currently under construction. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of additional assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.

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
For the year ended December 31, 2016, we paid aggregate distributions of $116.9 million, including $55.0 million of distributions paid in cash and $61.9 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $95.1 million (81%) of cash flow from operating activities, $3.2 million (3%) of cash flow from operating activities in excess of distributions paid during 2015 and $18.6 million (16%) of debt financing. For the year ended December 31, 2016, our cash flow from operating activities to distributions paid coverage ratio was 98% and our funds from operations to distributions paid coverage ratio was 139%. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions” in this Annual Report.

The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment strategies, which could limit our ability to pay distributions and decrease the value of an investment in our shares.
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
We are currently offering shares in our dividend reinvestment plan offering at $10.10 per share. This offering price is equal to 95% of the most recent estimated value per share of our common stock. On December 9, 2016, our board of directors approved an estimated value per share of our common stock of $10.63 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2016. The valuation methodologies used to establish the estimated value per share were based upon a number of estimates and assumptions that may not be accurate or complete. Moreover, the current offering price under our dividend reinvestment plan is likely to differ from the price at which a stockholder could resell his or her shares because of the reasons discussed below under “ - Risks Related to Our Corporate Structure - The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.” For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share as of December 9, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
Because we are conducting an ongoing offering under our dividend reinvestment plan, we are providing information about our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) the substantial fees paid in connection with our now-terminated primary initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker-dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses and (iv) accumulated depreciation and amortization of real estate investments. As of December 31, 2016, our net tangible book value per share was $6.94.

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
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan and Schreiber and Jeffrey K. Waldvogel and Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs and KBS-advised investors. Further, our officers and affiliated directors are also officers and/or affiliated directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS Growth & Income REIT and Mr. McMillan is an executive officer of KBS REIT I and KBS REIT II. Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors. In addition, KBS Real Estate Investment Trust II, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT have announced that they are exploring strategic alternatives, and KBS REIT I has announced the passage by its stockholders of a plan of complete liquidation and dissolution of KBS REIT I, the pursuit of each of which would create further demands on the time of our advisor’s real estate, debt finance, management and accounting professionals.
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
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.

Our board of directors’ loyalties to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT I and KBS REIT II. One of our affiliated directors is also an affiliated director of KBS Growth & Income REIT and one of our affiliated directors is also an affiliated director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

Because our independent directors are also independent directors of KBS REIT I and KBS REIT II, they receive compensation for service on the boards of KBS REIT I and KBS REIT II. Like us, KBS REIT I and KBS REIT II each pays each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each audit or conflicts committee meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference audit or conflicts committee meeting attended). In addition, KBS REIT I and KBS REIT II also pays each independent director compensation for attending special committee meetings as follows: (i) $2,000 for each special committee meeting attended (except that the committee chairman is paid $3,000 for each special committee meeting attended), and (ii) $2,000 for each special teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each special teleconference committee meeting attended). In addition, like us, KBS REIT I and KBS REIT II each reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of their boards of directors or committee meetings.

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
Neither we nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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

We believe that neither we nor our Operating Partnership are required to register as an investment company based on the following analyses. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
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
To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business assets.
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

Pursuant to our share redemption program, unless our shares are being redeemed in connection with a Special Redemption, the redemption price for shares eligible for redemption will be calculated based upon the updated estimated value per share. On December 9, 2016, our board of directors approved an estimated value per share of our common stock of $10.63 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2016. In accordance with our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we will redeem all other shares eligible for redemption is as follows:

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
We currently expect to announce an updated estimated value per share in December 2017.
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
On January 24, 2014, in consideration of the cash requirements necessary to effectively manage KBS Legacy Partners Apartment REIT’s assets, KBS Legacy Partners Apartment REIT amended and restated its share redemption program to limit redemptions to $2.0 million of shares in the aggregate during any calendar year. Additionally, during any calendar year, once KBS Legacy Partners Apartment REIT has redeemed $1.5 million of shares under its share redemption program, including special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for special redemptions. KBS Legacy Partners Apartment REIT provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on January 28, 2014 and its amended and restated share redemption program became effective for redemptions under the program on or after February 27, 2014. Because of these limitations on the dollar value of shares that may be redeemed under its share redemption program, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions for 2014 in August 2014. The $2.0 million annual limitation was reset beginning January 1, 2015 and the outstanding unfulfilled redemption requests as of December 31, 2014 were fulfilled in January 2015. Because of limitation on the dollar value of shares that may be redeemed under its share redemption program described above, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions for the remainder of 2015 in March 2015. The $2.0 million annual limitation was reset beginning January 1, 2016 and $1.0 million of the outstanding unfulfilled redemption requests as of December 31, 2015, representing 103,808 shares, were fulfilled in January 2016. In January 2016, KBS Legacy Partners Apartment REIT exhausted the $1.5 million of funds available for all redemptions for 2016 and in August 2016, KBS Legacy Partners Apartment REIT exhausted the $0.5 million of funds available for special redemptions for the remainder of 2016.  As of December 31, 2016, KBS Legacy Partners Apartment REIT had $1.4 million of outstanding and unfulfilled ordinary redemption requests and $0.3 million of outstanding and unfulfilled special redemption requests. The annual limitation was reset on January 1, 2017, and KBS Legacy Partners Apartment REIT had an aggregate of $2.0 million of funds available for all redemptions, subject to the limitations in the share redemption program, including the requirement that the first $1.5 million of funds is available for all redemptions and the last $0.5 million is available solely for special redemptions. KBS Legacy Partners Apartment REIT exhausted $1.5 million of funds available for all redemptions for 2017 in January 2017 and an aggregate of $0.3 million of funds available for special redemptions for 2017 in January and February 2017. As such, KBS Legacy Partners Apartment REIT will only be able to process $0.2 million of redemption requests related to special redemptions for the remainder of 2017.

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
During the year ended December 31, 2016, KBS Strategic Opportunity REIT’s redemptions were limited to $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that KBS Strategic Opportunity REIT redeemed less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter was added to the capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters. In December 2016, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” was less than the amount of the $1.0 million reserved for such redemptions under the share redemption program, therefore the excess funds were used to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month. In 2017, KBS Strategic Opportunity REIT may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that KBS Strategic Opportunity REIT redeems less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters. The last $1.0 million of net proceeds from the dividend reinvestment plan during 2016 is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” on the December 2017 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2016, KBS Strategic Opportunity REIT has $12.6 million available for redemptions during 2017, subject to the limitations described above. KBS Strategic Opportunity REIT had $14.3 million of outstanding unfulfilled redemption requests as of December 31, 2016.
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
On December 9, 2016, our board of directors approved an estimated value per share of our common stock of $10.63 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2016. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2016, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013—01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation firm, to provide appraisals for each of our 29 real estate properties owned as of September 30, 2016 (the “Appraised Properties”) and to provide a calculation of the range in estimated value per share of our common stock as of December 9, 2016. Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, and (ii) valuations performed by KBS Capital Advisors of our cash, other assets, mortgage debt and other liabilities and our investment in the Hardware Village Joint Venture.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated value per share does not take into consideration acquisition related costs and financing costs related to any future acquisitions we make. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 9, 2016. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2017.
The actual value of shares that we repurchase under our share redemption program may be less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (i) the number of years the shares have been held, and (ii) whether the redemptions are in connection with a Special Redemptions. The current maximum price that may be paid under the program is $10.63 per share, which is the current estimated value per share. Although this is our current estimated value per share, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.63 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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
Our advisor and its affiliates perform services for us in connection with the selection and acquisition or origination of our real estate investments, the management and leasing of our real estate properties and the disposition of our investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment in us and reduces the amount of cash available for investments or distribution to stockholders. Compensation to be paid to our advisor may be increased with the approval of our conflicts committee and subject to the limitations in our charter, which would further dilute our stockholders’ investment in us and reduce the amount of cash available for investment or distribution to stockholders.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment-return thresholds may be reduced with the approval of our conflicts committee and subject to the limitations in our charter.
Therefore, these fees increase the risk that the amount of cash available for distribution to our stockholders upon a liquidation of our portfolio would be less than the amount stockholders paid to acquire our shares. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of an investment in us could decline.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our dividend reinvestment plan, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to pay distributions to our stockholders and could reduce the value of our stockholders’ investment.
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
As of March 8, 2017, we had acquired 30 real estate properties (one of which was sold on February 19, 2014), originated one real estate loan receivable (which was fully repaid on July 1, 2016) and entered into the Hardware Village Joint Venture to develop and subsequently operate Hardware Village, which is currently under construction, based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operating activities available to fund distributions and stockholder returns may be reduced.

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
We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue generated by our real estate investments and our ability to pay distributions to our stockholders are partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to pay distributions to our stockholders.
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
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow, limit our ability to pay distributions to our stockholders and reduce the value of our stockholders’ investment in us.
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
From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, such as our investment in Hardware Village, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly-constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
Actions of our joint venture partners could reduce the returns on joint venture investments and decrease our stockholders’ overall return.
We have entered into the Hardware Village Joint Venture and the Village Center Station II Joint Venture, and may enter into additional joint ventures with third parties to acquire properties and other assets. We may also purchase and develop additional properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
The apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We are currently developing, through the Hardware Village Joint Venture, the Hardware Village apartment community, which we will subsequently operate through the joint venture. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities are located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.
Risks Related to Real Estate-Related Investments
Any future real estate-related investments we make will be subject to the risks typically associated with real estate.
Any future investments we make in real estate loans generally will be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of these properties may change after the dates of acquisition or origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Any investments we make in residential and commercial mortgage-backed securities and other real estate-related investments may be similarly affected by real estate property values. Therefore, any real estate-related investments we make will be subject to the risks typically associated with real estate, which are described above under the heading “- General Risks Related to Investments in Real Estate.”
Any future investments we make in real estate loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us will be subject to fluctuations in interest rates.
With respect to fixed rate, long-term loans receivable, if interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. If we invest in variable-rate loans receivable and interest rates decrease, our revenues will also decrease. For these reasons, investments in real estate loans, returns on those loans and the value of our stockholders’ investment in us would be subject to fluctuations in interest rates.
The mortgage loans we may invest in and the mortgage loans underlying any mortgage securities we may invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.
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

In the event of any default under a mortgage loan we may acquire, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure on a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the investment. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, but not by way of limitation, the Dodd-Frank Act and the rulemaking thereunder provides for significantly increased regulation of the derivative transactions used to affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to an exemption for end-users of swaps upon which we and our subsidiaries generally rely, mandated clearing of certain derivatives transactions through central counterparties and execution on regulated exchanges or execution facilities, and (iii) to the extent we are required to clear any such transactions, margin and collateral requirements. The imposition, or the failure to comply with, any of the foregoing requirements may have an adverse effect on our business and our stockholders’ return.
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
We may incur debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2016, our borrowings and other liabilities were approximately 55% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2011. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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

Even if we qualify as a REIT for federal income tax purposes, we may be subject to federal, state, local or other tax liabilities that reduce our cash flow and our ability to pay distributions to our stockholders.
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
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to pay distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.

If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% (or 20% as applicable) value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.
Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (i) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (ii) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non-REIT corporations, such as our taxable REIT subsidiaries, or (iii) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
We may be required to pay some taxes due to actions of a taxable REIT subsidiary which would reduce our cash available for distribution to you.
Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT's customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to you.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.
We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.
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
With respect to the annual valuation requirements described above, we will provide an estimated value for our common stock annually. We can make no claim whether such estimated value per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
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

If our assets are deemed to be plan assets, our advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we or our advisor are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on their investment and our performance.
The Department of Labor has issued a final regulation revising the definition of “fiduciary” under ERISA and the Internal Revenue Code, which may affect the marketing of investments in our shares.
On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and benefit plans. The final regulation and the related exemptions will become applicable for investment transactions on and after April 10, 2017 (subject to delay in the application of the regulation), but generally should not apply to purchases of our shares before that date. The final regulation and the accompanying exemptions are complex, and benefit plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2016, we owned 28 office properties and one mixed-use office/retail property encompassing 11.0 million rentable square feet in the aggregate that were collectively 94% occupied with a weighted-average remaining lease term of 4.7 years. In addition, we had entered into the Hardware Village Joint Venture to develop and subsequently operate Hardware Village, which is currently under construction. The following table provides summary information regarding the properties owned by us as of December 31, 2016:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Domain Gateway Austin, TX	09/29/2011	Office	173,962	$47,373	$3,716	$21.36	2.7	1.1%	100.0%
Town Center Plano, TX	03/27/2012	Office	522,043	117,254	12,685	24.37	3.4	3.0%	99.7%
McEwen Building Franklin, TN	04/30/2012	Office	175,262	38,534	4,081	27.59	3.0	1.0%	84.4%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	199,361	24,935	4,764	23.96	3.0	0.6%	99.8%
Tower on Lake Carolyn Irving, TX	12/21/2012	Office	364,336	52,222	7,623	23.54	4.0	1.3%	88.9%
RBC Plaza Minneapolis, MN	01/31/2013	Office	709,690	150,579	11,376	17.32	6.3	3.9%	92.5%
One Washingtonian Center Gaithersburg, MD	06/19/2013	Office	314,175	90,211	9,646	31.30	7.0	2.5%	98.1%
Preston Commons Dallas, TX	06/19/2013	Office	427,799	115,767	11,205	27.45	3.0	3.1%	95.4%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	79,333	7,333	27.36	3.1	2.2%	85.5%
201 Spear Street San Francisco, CA	12/03/2013	Office	252,591	135,751	13,856	56.49	3.1	3.9%	97.1%
500 West Madison Chicago, IL	12/16/2013	Office	1,457,724	440,172	35,373	25.29	4.4	12.1%	95.9%
222 Main Salt Lake City, UT	02/27/2014	Office	426,657	165,583	15,095	36.05	6.9	4.6%	98.1%
Anchor Centre Phoenix, AZ	05/22/2014	Office	333,014	92,721	7,991	26.43	4.7	2.6%	90.8%
171 17th Street Atlanta, GA	08/25/2014	Office	510,255	131,223	11,169	24.26	5.4	3.7%	90.2%
Rocklin Corporate Center Rocklin, CA	11/06/2014	Office	220,020	33,252	4,523	21.41	4.2	0.9%	96.0%
Reston Square Reston, VA	12/03/2014	Office	139,071	46,627	5,135	39.45	5.8	1.3%	93.6%
Ten Almaden San Jose, CA	12/05/2014	Office	309,255	121,716	11,204	36.23	2.8	3.5%	100.0%
Towers at Emeryville Emeryville, CA	12/23/2014	Office	815,018	261,054	26,312	35.81	2.7	7.5%	90.1%
101 South Hanley St. Louis, MO	12/24/2014	Office	360,505	67,526	8,486	24.80	5.4	1.9%	94.9%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	210,804	151,334	12,355	59.50	11.1	4.4%	98.5%
Village Center Station Greenwood Village, CO	05/20/2015	Office	234,915	78,039	5,891	25.08	3.6	2.3%	100.0%
Park Place Village Leawood, KS	06/18/2015	Office/Retail	483,054	129,509	13,904	29.80	6.7	3.8%	96.6%
201 17th Street Atlanta, GA	06/23/2015	Office	355,870	103,416	9,818	28.34	6.5	3.0%	97.3%
Promenade I & II at Eilan San Antonio, TX	07/14/2015	Office	205,773	62,471	4,142	21.83	5.0	1.8%	92.2%
CrossPoint at Valley Forge Wayne, PA	08/18/2015	Office	272,360	90,041	8,684	32.30	7.3	2.7%	98.7%
515 Congress Austin, TX	08/31/2015	Office	263,058	116,357	6,564	26.01	2.8	3.4%	95.9%
The Almaden San Jose, CA	09/23/2015	Office	416,126	162,745	12,101	31.91	4.1	4.9%	91.1%
3001 Washington Boulevard Arlington, VA	11/06/2015	Office	94,837	54,674	1,900	56.99	9.8	1.7%	35.2%
Carillon Charlotte, NC	01/15/2016	Office	488,243	151,377	11,237	25.20	4.6	4.6%	91.4%
Hardware Village Salt Lake City, UT (4)	08/26/2016	Development/Apartment	N/A	21,853	N/A	N/A	N/A	0.7%	N/A
			11,049,387	$3,333,649	$298,169	$28.71	4.7		94.0%
_____________________

(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(4) On August 26, 2016, we entered into the Hardware Village Joint Venture to participate in the development and subsequent operation of Hardware Village. We own a 99.24% equity interest in the joint venture.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2016:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	44	$4,046	1.4%	296,289	2.7%
2017	155	28,657	9.6%	992,973	9.6%
2018	143	25,587	8.6%	883,500	8.5%
2019	150	44,545	14.9%	1,576,457	15.2%
2020	111	30,610	10.3%	1,163,228	11.2%
2021	106	28,866	9.7%	1,108,617	10.7%
2022	77	33,273	11.2%	1,069,369	10.3%
2023	41	26,546	8.9%	940,310	9.1%
2024	37	18,920	6.3%	649,106	6.3%
2025	26	23,170	7.8%	690,809	6.7%
2026	26	13,159	4.4%	435,465	4.2%
Thereafter	19	20,790	6.9%	577,741	5.5%
Total	935	$298,169	100.0%	10,383,864	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2016, our portfolio’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Finance	170	$67,084	22.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2016, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.
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
Stockholder Information
As of March 8, 2017, we had 181.6 million shares of common stock outstanding held by a total of approximately 40,200 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340, as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $10.63 per share as of December 31, 2016. This estimated value per share is based on our board of directors’ approval on December 9, 2016 of an estimated value per share of our common stock of $10.63 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2016. There were no other material changes between September 30, 2016 and December 9, 2016 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation firm, to provide appraisals for each of our 29 real estate properties owned as of September 30, 2016 (the “Appraised Properties”) and to provide a calculation of the range in estimated value per share of our common stock as of December 9, 2016.  Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties and (ii) valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities and the Hardware Village Joint Venture, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2016.  The appraisal reports Duff & Phelps prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
The conflicts committee reviewed Duff & Phelps’ valuation report, which included an appraised value for each of the Appraised Properties and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor and reviewed by Duff & Phelps. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $9.77 to $11.50, with a mid-range value of $10.63 per share, as indicated in Duff & Phelps’ valuation report and recommended by our advisor, which mid-range value was based on Duff & Phelps’ appraisals of the Appraised Properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities and the Hardware Village Joint Venture, was reasonable and (ii) recommended to our board of directors that it adopt $10.63 as the estimated value per share of our common stock, which represents the mid-range value determined by Duff & Phelps and recommended by our advisor and which was based on Duff & Phelps’ appraisals of the Appraised Properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities and the Hardware Village Joint Venture. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.63 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 9, 2016 as well as the calculation of our prior estimated value per share as of December 8, 2015. Duff & Phelps was not responsible for the determination of the estimated value per share as of December 9, 2016 or December 8, 2015, respectively.

	December 9, 2016 Estimated Value per Share	December 8, 2015 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$20.51	$18.74	$1.77
Real estate-related investment	—	0.12	(0.12)
Hardware Village Joint Venture	0.08	—	0.08
Cash (3)	0.28	0.55	(0.27)
Other assets	0.08	0.08	—
Mortgage debt (4)	(9.72)	(8.93)	(0.79)
Other liabilities	(0.60)	(0.51)	(0.09)
Acquisition and deferred financing costs subsequent to September 30, 2015	—	(0.01)	0.01
Estimated value per share	$10.63	$10.04	$0.59
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$10.63	$10.04	$0.59
_____________________
(1) The December 8, 2015 estimated value per share was based upon a calculation of the range in estimated value per share of our common stock as of September 30, 2015 by Duff & Phelps and the recommendation of our advisor. Duff & Phelps based this range in estimated value per share upon its appraisals of our real estate properties held as of September 30, 2016 and valuations performed by our advisor with respect to our cash, real estate loan receivable, other assets, mortgage debt and other liabilities. For more information relating to the December 8, 2015 estimated value per share and the assumptions and methodologies used by Duff & Phelps and our advisor, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.
(2) The increase in the estimated value of real estate properties per share was primarily due to the acquisitions of real estate properties subsequent to September 30, 2015 and an increase in the appraised value of real estate properties acquired prior to September 30, 2016.
(3) The decrease in cash is primarily due to cash used for real estate acquisitions subsequent to September 30, 2015.
(4) The increase in the estimated value of mortgage debt per share was primarily due to the increase in mortgage debt outstanding related to real estate acquisitions through September 30, 2016.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated value per share from $10.04 to $10.63. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, new investments and related financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 8, 2015 estimated value per share	$10.04
Changes to estimated value per share
Real estate
Real estate	1.03
Capital expenditures on real estate	(0.47)
Total change related to real estate	0.56
Operating cash flows in excess of monthly distributions declared (1)	0.05
Acquisition related costs and financing costs	(0.02)
Notes payable	0.06
Interest rate swap liability	(0.05)
Other changes, net	(0.01)
Total change in estimated value per share	$0.59
December 9, 2016 estimated value per share	$10.63
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. As of December 9, 2016, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Our estimated value per share takes into consideration any potential liability related to a subordinated participation in cash flows our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the subordinated participation in cash flows.
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
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was engaged by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties and to provide a calculation of the range in estimated value per share of our common stock as of December 9, 2016. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps was based on the scope of work and not on the appraised values of the Appraised Properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
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
Although Duff & Phelps considered any comments to its appraisal reports received from us or our advisor, the appraised values of the Appraised Properties were determined by Duff & Phelps. The appraisal reports for the Appraised Properties are addressed solely to us to assist in the calculation of the range in estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, Duff & Phelps did not solicit third-party indications of interest for the Appraised Properties. In preparing its appraisal reports and in calculating the range in estimated value per share of our common stock, Duff & Phelps did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
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
The Appraised Properties consist of 28 office properties and one mixed use office/retail property, which were acquired for a total purchase price of $3.2 billion, including $45.9 million of acquisition fees and acquisition expenses, and as of September 30, 2016, we had invested $214.1 million in capital and tenant improvements in the Appraised Properties. As of September 30, 2016, the total appraised value of the Appraised Properties as provided by Duff & Phelps using the appraisal methods described above was $3.7 billion. The total appraised value of the Appraised Properties, compared to the total acquisition cost of the Appraised Properties plus subsequent capital improvements through September 30, 2016, results in an overall increase in the value of the Appraised Properties of approximately 8.2%.

The following table summarizes the key assumptions that Duff & Phelps used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.00% to 7.75%	6.59%
Discount rate	6.50% to 8.75%	7.53%
Net operating income compounded annual growth rate (1)	(1.91)% to 23.58%	4.11%
_____________________
(1) The net operating income compounded annual growth rates (the “CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the hold period of the property) net of expenses over the hold period for each of the properties. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the Appraised Properties and thus, our estimated value per share. The table below illustrates the impact on our estimated value per share if the terminal capitalization rates or discount rates Duff & Phelps used to appraise the Appraised Properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated value per share if these terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.52	$(0.48)	$0.62	$(0.59)
Discount Rate	0.41	(0.39)	0.56	(0.54)
Finally, a 1% increase in the appraised value of the Appraised Properties would result in an $0.21 increase in our estimated value per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.21 to our estimated value per share, assuming all other factors remain unchanged.
Construction-in-Progress - Hardware Village
As of September 30, 2016, we had one real estate construction-in-progress project held through the Hardware Village Joint Venture in which we own a 99.24% equity interest and exercise control. The estimated value of our real estate construction in progress is equal to the GAAP carrying value as disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2016. Under GAAP, all costs incurred related to real estate under construction that is necessary to bring the investment to its intended use are capitalized. The fair value and carrying value of our real estate construction in progress project was $14.9 million as of September 30, 2016.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2016, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
As of September 30, 2016, the GAAP fair value and the carrying value of our notes payable were $1.8 billion and $1.8 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 2.8%. Our notes payable have a weighted-average remaining term of 2.2 years.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.05)	$0.05	$(0.03)	$0.03

Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. The estimated value per share includes deductions for minority interests related to the Hardware Village Joint Venture. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, accrued capital expenditures, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the valuation of the related asset or liability. Our advisor has also excluded redeemable common stock, as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
Limitations of the Estimated Value per Share
As mentioned above, we provided this estimated value per share to assist broker dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The estimated value per share set forth above first appeared on the December 31, 2016 customer account statements mailed in January 2017. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2016. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2016, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. Our estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. We currently expect to utilize an independent valuation firm to update our estimated value per share in December 2017.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$10.04		December 8, 2015	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2015, filed March 14, 2016
$9.42	(1)	December 9, 2014	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2014, filed March 9, 2015
$9.29	(1)	May 5, 2014	Supplement no. 3 to our prospectus dated April 25, 2014 (Registration No. 333-164703), filed May 6, 2014
_____________________
(1) Determined solely to be used as a component in calculating the offering prices in our now-terminated primary initial public offering.

Distribution Information
We have authorized and declared, and expect to continue to authorize and declare, distributions based on daily record dates, and we have paid, and expect to continue to pay, such distributions on a monthly basis. The rate is determined by our board of directors based on our financial condition and other factors our board of directors deems relevant. Our board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we pay distributions to our stockholders.
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
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operating activities and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements”, Part I, Item 1, “Market Outlook - Real Estate and Real Estate Finance Markets”, Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.” Those factors include: the future operating performance of our current and future real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
We elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2011. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
During 2015 and 2016, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2016. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2016 and 2015, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$28,667	$29,160	$29,563	$29,635	$117,025
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$21,581	$26,609	$28,884	$29,115	$106,189
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
_____________________
(1) During the years ended December 31, 2015 and 2016, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2016.  Distributions for these periods were calculated based on stockholders of record each day during the periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.11% annualized rate based on the current estimated value per share of $10.63.

The tax composition of our distributions declared for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
Ordinary Income	43%	49%
Capital Gain	—%	—%
Return of Capital	57%	51%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On November 7, 2016, our board of directors declared distributions based on daily record dates for the period from January 1, 2017 through January 31, 2017, which we paid on February 1, 2017. On January 27, 2017, our board of directors declared distributions based on daily record dates for the period from February 1, 2017 through February 28, 2017, which we paid on March 1, 2017, and distributions based on daily record dates for the period from March 1, 2017 through March 31, 2017, which we expect to pay in April 2017. On March 10, 2017, our board of directors declared distributions based on daily record dates for the period from April 1, 2017 through April 30, 2017, which we expect to pay in May 2017, and distributions based on daily record dates for the period from May 1, 2017 to May 31, 2017, which we expect to pay in June 2017. Stockholders may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.11% annualized rate based on the current estimated value per share of $10.63.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover the value they invested in our common stock or recover an amount equal to or greater than our estimated value per share.
There are several limitations on our ability to redeem shares under our share redemption program:

•	Unless the shares are being redeemed in connection with a Special Redemption, we may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Notwithstanding anything contained in our share redemption program to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

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
Pursuant to our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we will redeem all other shares eligible for redemption is as follows:

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
On December 9, 2016, our board of directors approved an estimated value per share of our common stock of $10.63 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2016. This estimated value per share became effective for the December 2016 redemption date, which was December 30, 2016.
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
We currently expect to utilize an independent valuation firm to update our estimated value per share in December 2017. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our website (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov).
Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon 10 business days’ notice. The complete share redemption program document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and is available at the SEC’s website at www.sec.gov.

During the year ended December 31, 2016, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	151,856	$9.67	(3)
February 2016	124,749	$9.71	(3)
March 2016	194,195	$9.74	(3)
April 2016	176,038	$9.63	(3)
May 2016	249,568	$9.78	(3)
June 2016	373,657	$9.69	(3)
July 2016	512,961	$9.76	(3)
August 2016	586,058	$9.85	(3)
September 2016	308,830	$9.81	(3)
October 2016	322,764	$9.88	(3)
November 2016	251,370	$9.82	(3)
December 2016	286,003	$10.36	(3)
Total	3,538,049
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2015, our net proceeds from the dividend reinvestment plan were $55.4 million. During the year ended December 31, 2016, we redeemed $34.8 million of shares of common stock. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2016, we have $61.9 million available for redemptions of shares eligible for redemption in 2017.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2016	2015	2014	2013	2012
Balance sheet data
Total real estate and real estate-related investments, net	$2,988,855	$2,933,721	$2,217,090	$1,247,319	$318,661
Total assets	3,182,676	3,133,874	2,375,288	1,305,447	348,481
Notes payable, net	1,783,468	1,640,654	1,311,751	724,743	118,896
Total liabilities	1,927,429	1,791,675	1,412,863	790,216	136,456
Redeemable common stock	61,871	55,367	29,329	12,414	4,804
Total equity	1,193,376	1,286,832	933,096	502,817	207,221
	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating data
Total revenues	$400,407	$315,709	$188,896	$80,423	$27,283
Net income (loss) attributable to common stockholders	763	(29,015)	(12,352)	(21,637)	(7,682)
Net income (loss) per common share attributable to common stockholders - basic and diluted	—	(0.18)	(0.14)	(0.50)	(0.40)
Other data
Cash flows provided by operating activities	114,157	97,521	53,954	20,164	7,657
Cash flows used in investing activities	(198,884)	(831,986)	(1,035,952)	(938,610)	(233,423)
Cash flows provided by financing activities	48,553	739,964	1,051,552	928,117	212,105
Distributions declared	117,025	106,189	59,481	28,309	12,525
Distributions declared per common share (1)	0.650	0.650	0.650	0.650	0.650
Weighted-average number of common shares outstanding, basic and diluted	180,043,027	163,358,289	91,374,493	43,547,227	19,253,338
Reconciliation of funds from operations (2)
Net income (loss)	$763	$(29,015)	$(12,352)	$(21,637)	$(7,682)
Depreciation of real estate assets	77,676	56,957	30,088	11,445	4,150
Amortization of lease-related costs	83,688	79,978	49,475	23,935	9,715
Gain on sale of real estate, net	—	—	(10,894)	—	—
FFO	$162,127	$107,920	$56,317	$13,743	$6,183
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the periods from January 1, 2012 through February 28, 2012, March 1, 2012 through February 28, 2016 and March 1, 2016 through December 31, 2016 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2016, we owned 28 office properties and one mixed-use office/retail property and had entered into the Hardware Village Joint Venture with a developer to develop and subsequently operate Hardware Village, which is currently under construction.
On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2016, we had also sold 16,973,229 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $165.0 million. Also as of December 31, 2016, we had redeemed 5,367,281 shares sold in our initial public offering for $52.5 million.
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
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Properties
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, the uncertainty regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED increased interest rates in the fourth quarter of 2015 and again in December 2016. The real estate and finance markets anticipate further rate increases as long as the economy remains strong. If this trend continues, management will review our debt financing strategies to optimize the cost of our debt exposure.

Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Short-term interest rates in the United States have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2016, we had debt obligations in the aggregate principal amount of $1.8 billion, with a weighted-average remaining term of 2.2 years. Our debt obligations consisted of $194.3 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. As of December 31, 2016, the interest rates on $919.5 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. In addition, we entered into eight interest rate swaps with an aggregate notional amount of $363.8 million, which will become effective at various times during 2017 through 2018. We also had an interest rate cap for a notional amount of $147.3 million that terminated on January 1, 2017.
Liquidity and Capital Resources
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2016, we had also sold 16,973,229 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $165.0 million. Also as of December 31, 2016, we had redeemed 5,367,281 shares sold in our initial public offering for $52.5 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015.
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
Our principal demands for funds during the short and long-term are and will be for the acquisition of additional real estate investments; operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; capital commitments and development expenses under our joint venture agreement; and payments of distributions to stockholders. Our primary sources of capital for meeting our cash requirements are as follows:

•	Cash flow generated by our real estate investments;

•	Debt financings (including amounts currently available under existing loan facilities); and

•	Proceeds from common stock issued under our dividend reinvestment plan.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2016, we owned 28 office properties and one mixed-use office/retail property that were collectively 94% occupied. In addition, we had entered into the Hardware VIllage Joint Venture to develop and subsequently operate Hardware Village, which is currently under construction.
As of December 31, 2016, we had mortgage debt obligations in the aggregate principal amount of $1.8 billion, with a weighted-average remaining term of 2.2 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $1.9 million of debt obligations maturing during the 12 months ending December 31, 2017. As of December 31, 2016, we had $126.5 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We paid distributions to our stockholders during the year ended December 31, 2016 using cash flow from operations from current and prior periods and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2016 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of December 31, 2016, we owned 28 office properties and one mixed-use office/retail property and had entered into the Hardware Village Joint Venture to develop and subsequently operate Hardware Village, which is currently under construction. During the year ended December 31, 2016, net cash provided by operating activities was $114.2 million, compared to net cash provided by operating activities of $97.5 million during the year ended December 31, 2015. Net cash provided by operating activities increased in 2016 primarily as a result of the growth in our real estate portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities was $198.9 million for the year ended December 31, 2016 and primarily consisted of the following:

•	$141.8 million for the acquisition of one real estate property;

•	$67.3 million of improvements to real estate;

•	$22.5 million of cash received from the repayment of our real estate loan receivable, partially offset by advances on loan receivable of $0.5 million; and

•	$11.8 million of payments for construction-in-progress.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of debt financings and distributions paid to our stockholders. During the year ended December 31, 2016, net cash provided by financing activities was $48.6 million and primarily consisted of the following:

•
$137.8 million of net cash provided by debt financing as a result of proceeds from notes payable of $248.5 million, partially offset by principal payments on notes payable of $108.5 million and payments of deferred financing costs of $2.2 million;

•	$55.0 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $61.9 million;

•	$34.8 million of cash used for redemptions of common stock; and

•	$0.3 million of cash provided by noncontrolling interest contributions.
We expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2016, our borrowings and other liabilities were approximately 55% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
As of December 31, 2016, we had reimbursed our advisor for all accrued and deferred asset management fees in accordance with the terms noted above.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future. As of December 31, 2016, we had $2.1 million of asset management fees payable related to asset management fees incurred for the month of December 2016, which were subsequently paid in January 2017.
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

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$1,793,405	$298,405	$947,419	$366,992	$180,589
Interest payments on outstanding debt obligations (2)	120,704	47,722	50,955	19,881	2,146
Development obligations	86,000	(3)	(3)	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $48.3 million, excluding amortization of deferred financing costs totaling $5.1 million and unrealized gain on derivatives of $1.6 million and including interest capitalized of $0.2 million during the year ended December 31, 2016.
(3) We have entered into the Hardware Village Joint Venture to develop and subsequently operate Hardware Village and expect to incur approximately $86.0 million in development obligations through 2018.
Results of Operations
Overview
As of December 31, 2015, we owned 27 office properties, one mixed-use office/retail property and one real estate loan receivable. As of December 31, 2016, we owned 28 office properties, one mixed-use office/retail property and had entered into the Hardware Village Joint Venture to develop and subsequently operate Hardware Village, which is currently under construction. During the year ended December 31, 2016, the Aberdeen First Mortgage Origination was paid off. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the real estate investments acquired in 2016 for an entire period, the development and subsequent operation of Hardware Village and Village Center Station II and possible future real estate investments. As a result, the results of operations presented for the years ended December 31, 2016 and 2015 are not directly comparable due to our acquisition and development activity.
Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Payoffs (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2016	2015
Rental income	$307,568	$245,772	$61,796	25%	$50,716	$11,080
Tenant reimbursements	70,856	53,960	16,896	31%	11,492	5,404
Interest income from real estate loan receivable	831	1,603	(772)	(48)%	(772)	—
Other operating income	21,152	14,374	6,778	47%	6,051	727
Operating, maintenance and management costs	93,580	75,319	18,261	24%	17,213	1,048
Real estate taxes and insurance	61,090	50,320	10,770	21%	8,541	2,229
Asset management fees to affiliate	24,940	20,051	4,889	24%	4,443	446
Real estate acquisition fees to affiliate	1,473	7,697	(6,224)	(81)%	(6,224)	n/a
Real estate acquisition fees and expenses	306	4,292	(3,986)	(93)%	(3,986)	n/a
General and administrative expenses	5,398	4,912	486	10%	n/a	n/a
Depreciation and amortization	161,364	136,935	24,429	18%	27,211	(2,782)
Interest expense	51,554	45,370	6,184	14%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 related to real estate investments acquired or repaid on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 related to real estate investments owned by us throughout both periods presented.

Rental income and tenant reimbursements from our real estate properties increased from $299.7 million for the year ended December 31, 2015 to $378.4 million for the year ended December 31, 2016, primarily as a result of the growth in our real estate portfolio. The increase in rental income and tenant reimbursements for properties held throughout both periods was primarily due to an increase in occupancy from 92% as of December 31, 2015 to 94% as of December 31, 2016, an increase in rental rates and an increase in expense recoveries. We expect rental income and tenant reimbursements to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period, occupancy rates and rental rates of our real estate investments, the development and subsequent operation of Hardware Village and Village Center Station II and acquisition activity.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $1.6 million for the year ended December 31, 2015 to $0.8 million for the year ended December 31, 2016 as a result of the Aberdeen First Mortgage Origination being paid off on July 1, 2016.
Other operating income increased from $14.4 million during the year ended December 31, 2015 to $21.2 million for the year ended December 31, 2016, primarily as a result of the growth in our real estate portfolio. Other operating income primarily consisted of parking revenues. We expect other operating income to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period, the development and subsequent operation of Hardware Village and Village Center Station II, occupancy rates and parking rates at our real estate properties and acquisition activity.
Operating, maintenance and management costs increased from $75.3 million for the year ended December 31, 2015 to $93.6 million for the year ended December 31, 2016, primarily as a result of the growth in our real estate portfolio. The increase in operating, maintenance and management costs for properties held throughout both periods was primarily due to an increase in repairs and maintenance, association fees and management fees. We expect operating, maintenance and management costs to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period, the development and subsequent operation of Hardware Village and Village Center Station II, inflation and acquisition activity.
Real estate taxes and insurance increased from $50.3 million for the year ended December 31, 2015 to $61.1 million for the year ended December 31, 2016, primarily as a result of the growth in our real estate portfolio. The increase of real estate taxes and insurance for properties held throughout both periods was primarily due to higher taxes as the assessed values have increased on several of our properties. We expect real estate taxes and insurance to increase in future periods as a result of owning the real estate property acquired in 2016 for an entire period, the development and subsequent operation of Hardware Village and Village Center Station II, inflation, future reassessments and acquisition activity.
Asset management fees with respect to our real estate investments increased from $20.1 million for the year ended December 31, 2015 to $24.9 million for the year ended December 31, 2016, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period, the development of Hardware Village and Village Center Station II, acquisitions, improvements or dispositions. As of December 31, 2016, $2.1 million of asset management fees were payable, which were subsequently paid in January 2017. For a discussion of accrued and deferred asset management fees, see “Liquidity and Capital Resources - Cash Flows from Financing Activities” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $12.0 million for the year ended December 31, 2015 to $1.8 million for the year ended December 31, 2016 due to a decrease in acquisition activity. We acquired one real estate property for $146.1 million during the year ended December 31, 2016. During the year ended December 31, 2015, we acquired eight real estate properties for $754.8 million. Additionally, during the year ended December 31, 2016, we capitalized $0.1 million in acquisition fees and expenses related to the development of Hardware Village. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition and development activity.
Depreciation and amortization increased from $136.9 million for the year ended December 31, 2015 to $161.4 million for the year ended December 31, 2016, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to vary in future periods as a result of owning the real estate property acquired in 2016 for an entire period, a decrease in amortization related to fully amortized tenant origination costs, acquisition activity and the development and subsequent operation of Hardware Village and Village Center Station II.

Interest expense increased from $45.4 million for the year ended December 31, 2015 to $51.6 million for the year ended December 31, 2016. Included in interest expense is the amortization of deferred financing costs of $5.1 million and $3.6 million for the years ended December 31, 2016 and 2015, respectively. Additionally, during the year ended December 31, 2016, we capitalized $0.2 million of interest to construction-in-progress. Interest expense incurred as a result of our derivative instruments for the years ended December 31, 2016 and 2015 was $6.4 million and $13.4 million, respectively, which includes $1.6 million of unrealized gains and $6.1 million of unrealized losses on derivative instruments for the years ended December 31, 2016 and 2015, respectively. The increase in interest expense is primarily due to increased borrowings as a result of our use of additional debt in acquiring real estate properties in 2015 and 2016 and changes in value on interest rate swaps. We expect interest expense to vary in future periods as a result of borrowings in 2016 being outstanding for an entire period and acquisition and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to common stockholders	$763	$(29,015)	$(12,352)
Depreciation of real estate assets	77,676	56,957	30,088
Amortization of lease-related costs	83,688	79,978	49,475
Gain on sale of real estate, net	—	—	(10,894)
FFO attributable to common stockholders	$162,127	$107,920	$56,317
Straight-line rent and amortization of above- and below-market leases	(26,136)	(24,874)	(13,766)
Amortization of discounts and closing costs	15	27	26
Unrealized (gains) losses on derivative instruments	(1,597)	6,078	1,494
Real estate acquisition fees to affiliate	1,473	7,697	10,441
Real estate acquisition fees and expenses	306	4,292	2,497
MFFO attributable to common stockholders	$136,188	$101,140	$57,009
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from operating activities were as follows during 2016 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2016	$28,667	$0.160	$13,281	$15,322	$28,603	$6,838
Second Quarter 2016	29,160	0.162	13,778	15,647	29,425	38,724
Third Quarter 2016	29,563	0.164	13,980	15,574	29,554	36,520
Fourth Quarter 2016	29,635	0.164	13,947	15,328	29,275	32,075
	$117,025	$0.650	$54,986	$61,871	$116,857	$114,157
_____________________
(1) Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2016 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2016, we paid aggregate distributions of $116.9 million, including $55.0 million of distributions paid in cash and $61.9 million of distributions reinvested through our dividend reinvestment plan. Our net income for the year ended December 31, 2016 was $0.8 million. FFO for the year ended December 31, 2016 was $162.1 million and cash flow from operating activities was $114.2 million. See the reconciliation of FFO to net income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $95.1 million of cash flow from operating activities, $3.2 million of cash flow from operating activities in excess of distributions paid during 2015 and $18.6 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operating activities and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under any real estate-related investments we make). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments and the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations  ─ Results of Operations.” Those factors include: the future operating performance of our current and future real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. There have been no significant changes to our policies during 2016.
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
We make estimates of the collectability of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Real Estate Loan Receivable
Interest income on our real estate loan receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place loans on non-accrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, we will reserve for any unpaid accrued interest and generally do not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest according to the contractual terms of the loan is probable.
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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties and related gains on sale that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2016, 2015 and 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
Real Estate Loan Receivable
We record real estate loans receivable at amortized cost, net of loan loss reserves (if any), and evaluate real estate loans receivable for impairments at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.
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
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Derivative Instruments
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. We record these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and included as interest expense as presented in the accompanying consolidated statements of operations.
We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. We also assess and document, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When we determine that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and reclassify amounts recorded to accumulated other comprehensive income (loss) to earnings.
Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code. To continue to qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 3, 2017, we paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2016 through December 31, 2016. On February 1, 2017, we paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2017 through January 31, 2017. On March 1, 2017, we paid distributions of $9.0 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2017 through February 28, 2017.
Distributions Declared
On January 27, 2017, our board of directors declared distributions based on daily record dates for the period from March 1, 2017 through March 31, 2017, which we expect to pay in April 2017. On March 10, 2017, our board of directors declared distributions based on daily record dates for the period from April 1, 2017 through April 30, 2017, which we expect to pay in May 2017, and distributions based on daily record dates for the period from May 1, 2017 through May 31, 2017, which we expect to pay in June 2017. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.11% annualized rate based on our December 9, 2016 estimated value per share of $10.63.

Financing Subsequent to December 31, 2016
Hardware Village Loan Facility
On February 23, 2017, we, through the Hardware Village Joint Venture, entered into a construction loan facility with an unaffiliated lender for borrowings of up to $74.0 million secured by Hardware Village (the “Hardware Village Loan Facility”). The Hardware Village Loan Facility matures on February 23, 2020 with two one-year extension options, subject to certain terms described in the loan documents, and bears interest at a floating rate of 325 basis points over either one, two, three, or six-month LIBOR at the election of the Hardware Village Joint Venture. Monthly payments are interest-only during the initial term and first extension of the loan. During the second extension term, we would be required to make principal payments in an amount equal to an amount that would amortize the outstanding principal balance of the loan in 30 years at a rate of interest equal to the greater of (i) a fixed rate of 6% per annum or (ii) the rate of interest on a ten-year United States Treasury Note in the amount of the loan plus 2.25%. The Hardware Village Joint Venture has the right to repay the loan in part and in whole subject to certain fees, expenses and conditions, all as described in the loan documents.
KBS REIT Properties III (“REIT Properties III”) is providing a guaranty of 35% of the principal loan balance with respect to certain obligations and liabilities, and related costs, damages and expenses, owed by the Hardware Village Joint Venture to the lender under the Hardware Village Loan Facility resulting from: certain intentional actions committed by the Hardware Village Joint Venture, REIT Properties III and/or any of their affiliates in violation of the loan documents and certain other occurrences described in the loan documents. REIT Properties III is also providing a partial guaranty of the principal balance and any interest or other sums outstanding under the loan and a full guaranty of the principal balance and any interest or other sums outstanding under the loan facility in the event of certain (i) bankruptcy or insolvency proceedings involving the Hardware Village Joint Venture or REIT Properties III or (ii) transfers of Hardware Village in violation of the loan documents. REIT Properties III is also providing a guaranty of the completion of construction of Hardware Village and of the payment of all amounts related thereto.
Joint Venture and Financing Subsequent to December 31, 2016
Village Center Station II Joint Venture and Acquisition and Development
On March 3, 2017, we, through an indirect wholly owned subsidiary, entered into an amended and restated limited liability company agreement with an unaffiliated developer (the “Developer”) (the “Agreement”) relating to an existing limited liability company owned by the Developer (the “Existing LLC”). Pursuant to the Agreement, we acquired a 75% equity interest in the Existing LLC and created a joint venture with the Developer (the “Village Center Station II Joint Venture”). The Village Center Station II Joint Venture was formed to develop and subsequently operate a 12-story office building containing approximately 306,053 rentable square feet and an adjacent two-story office/retail building containing approximately 17,753 rentable square feet, located in the Denver sub-market of Greenwood Village, Colorado (together “Village Center Station II”). Village Center Station II is adjacent to our existing Village Center Station I Investment. The total projected cost of the development is approximately $113.1 million. Upon completion of Village Center Station II, Charter Communications Holding Company, LLC (“Charter Communications”) will occupy 100% of the property under a ten-year lease, with three five-year or two six-year extension options.
The Village Center Station II Joint Venture intends to fund Village Center Station II with capital contributions from its members and with proceeds from the Village Center Station II Construction Loan (discussed below). Our initial capital contribution to the Village Center Station II Joint Venture was $32.3 million. Under the Agreement, we may be required to contribute up to 75% of additional requested contributions to the Village Center Station II Joint Venture. The Developer will fund all cost overruns (excluding certain overruns described in the Charter Communications lease) once the Village Center Station II Joint Venture has used all available funds in the development of Village Center Station II. Income, losses, distributions of cash flow from operations and sale or refinancing are allocated among the members of the Village Center Station II Joint Venture pursuant to the Agreement. Upon completion of Village Center Station II, we will purchase the Developer's 25% equity interest.
On March 1, 2017 the Existing LLC’s existing construction loan with unaffiliated lenders was modified. The loan now provides for borrowings of up to $78.5 million secured by Village Center Station II (the “Village Center Station II Construction Loan”). The Village Center Station II Construction Loan matures on the earlier of March 31, 2019 or the date that the loan converts to a traditional mortgage loan, subject to certain terms and conditions contained in the loan documents. Upon the conversion of the Village Center Station II Construction Loan to a traditional mortgage loan and upon the satisfaction of certain terms and conditions contained in the loan documents, the Village Center Station II Joint Venture may extend the initial maturity date to March 1, 2022. The Village Center Station II Construction Loan bears interest at a floating rate of 220 basis points over one-month LIBOR that reduces to a floating rate of 170 basis points over one-month LIBOR upon conversion to a traditional mortgage loan. The Village Center Station II Joint Venture has the right to repay the loan in part or in whole at any time subject, in certain circumstances, to certain fees, expenses and conditions, all as described in the loan documents.

Upon the conversion of the Village Center Station II Construction Loan to a traditional mortgage loan, REIT Properties III will provide a guaranty: (i) with respect to certain liabilities, obligations, losses, damages, costs and expenses of the lenders under the Village Center Station II Construction Loan as a result of: certain intentional actions committed by the Village Center Station II Joint Venture and/or REIT Properties III in violation of the loan documents and certain other occurrences described in the loan documents and in the Charter Communications lease, and (ii) of 25% of the outstanding principal balance of, and certain other sums and costs related to, the Village Center Station II Construction Loan, which guaranty amount may increase to 35% or 50% upon the occurrence of certain tenant-related events described in the loan documents.

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
The table below summarizes the outstanding principal balance, weighted-average interest rates and fair value for our notes payable for each category; and the notional amounts, average pay and receive rates and the strike rate, if applicable, of our derivative instruments, based on maturity dates as of December 31, 2016 (dollars in thousands):

	Maturity Date						Total Value or Notional Amount
	2017	2018	2019	2020	2021	Thereafter		Fair Value
Assets
Derivative Instruments
Interest rate swaps, notional amount	$—	$18,400	$—	$24,000	$—	$164,740	$207,140	$1,630
Average pay rate (1)	—	0.9%	—	1.4%	—	1.7%	1.6%
Average receive rate (2)	—	0.8%	—	0.8%	—	0.8%	0.8%
Interest rate cap, notional amount (3)	$147,340	$—	$—	$—	$—	$—	$147,340	$—
Strike rate (4)	2.5%	—	—	—	—	—	2.5%

Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$—	$—	$—	$101,343	$93,000	$194,343	$193,859
Weighted-average interest rate (5)	—	—	—	—	4.0%	4.2%	4.1%
Variable Rate	$296,532	$687,781	$254,629	$271,820	$—	$88,300	$1,599,062	$1,582,094
Weighted-average interest rate (5)	2.8%	3.1%	2.4%	2.2%	—	3.4%	2.8%

Derivative Instruments
Interest rate swaps, notional amount	$68,730	$601,540	$—	$405,903	$—	$—	$1,076,173	$9,728
Average pay rate (1)	0.8%	1.5%	—	2.2%	—	—	2.0%
Average receive rate (2)	0.8%	0.8%	—	0.8%	—	—	0.8%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the 30‑day LIBOR rate as of December 31, 2016.
(3) The interest rate cap was terminated on January 1, 2017.
(4) The strike rate caps one-month LIBOR on the applicable notional amount.
(5) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2016, where applicable.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable, if any, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2016, the fair value of our fixed rate debt was $193.9 million and the outstanding principal balance of our fixed rate debt was $194.3 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations. As of December 31, 2016, we did not own any fixed rate loans receivable.
Conversely, movements in interest rates on our variable rate debt and any loans receivable we may own would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $679.6 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $919.5 million of our variable rate debt. This amount does not take into account the impact of $363.8 million of forward interest rate swap agreements that were not yet effective as of December 31, 2016. We also had an interest rate cap for a notional amount of $147.3 million that terminated on January 1, 2017. Based on interest rates as of December 31, 2016, if interest rates were 100 basis points higher during the 12 months ending December 31, 2017, interest expense on our variable rate debt would increase by $6.8 million. As of December 31, 2016, one-month LIBOR was 0.77167% and if this index was reduced to 0% during the 12 months ending December 31, 2017, interest expense on our variable rate debt would decrease by $5.2 million. As of December 31, 2016, we did not own any variable rate loans receivable.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2016 were 4.1% and 2.8%, respectively.  The weighted-average interest rates represent the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2016 where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbsreitiii.com.
The other information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-41 through F-43 of this report:
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

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 22, 2016

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed November 8, 2016

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 7, 2014

99.2	Consent of Duff & Phelps, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust III, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust III, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of restricted cash activities within the statement of cash flows as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” effective December 31, 2016.

/s/ Ernst & Young LLP

Irvine, California
March 13, 2017

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015

Assets
Real estate:
Land	$395,133	$380,216
Buildings and improvements	2,651,690	2,479,191
Construction in progress	21,853	990
Tenant origination and absorption costs	264,973	273,758
Total real estate, cost	3,333,649	3,134,155
Less accumulated depreciation and amortization	(344,794)	(222,431)
Total real estate, net	2,988,855	2,911,724
Real estate loan receivable, net	—	21,997
Cash and cash equivalents	72,068	108,242
Rents and other receivables, net	64,654	43,035
Above-market leases, net	8,191	10,977
Prepaid expenses and other assets	48,908	37,899
Total assets	$3,182,676	$3,133,874
Liabilities and equity
Notes payable, net	$1,783,468	$1,640,654
Accounts payable and accrued liabilities	56,210	48,335
Due to affiliates	2,397	10,219
Distributions payable	10,000	9,832
Below-market leases, net	33,655	41,700
Other liabilities	41,699	40,935
Total liabilities	1,927,429	1,791,675
Commitments and contingencies (Note 11)
Redeemable common stock	61,871	55,367
Equity:
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 180,890,572 and 177,943,238 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1,809	1,779
Additional paid-in capital	1,591,652	1,571,107
Cumulative distributions and net losses	(398,087)	(281,825)
Accumulated other comprehensive loss	(2,298)	(4,229)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	1,193,076	1,286,832
Noncontrolling interest	300	—
Total equity	1,193,376	1,286,832
Total liabilities and equity	$3,182,676	$3,133,874
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$307,568	$245,772	$141,535
Tenant reimbursements	70,856	53,960	40,636
Interest income from real estate loan receivable	831	1,603	1,352
Other operating income	21,152	14,374	5,373
Total revenues	400,407	315,709	188,896
Expenses:
Operating, maintenance, and management	93,580	75,319	46,223
Real estate taxes and insurance	61,090	50,320	31,623
Asset management fees to affiliate	24,940	20,051	11,476
Real estate acquisition fees to affiliate	1,473	7,697	10,441
Real estate acquisition fees and expenses	306	4,292	2,497
General and administrative expenses	5,398	4,912	3,403
Depreciation and amortization	161,364	136,935	79,563
Interest expense	51,554	45,370	27,003
Total expenses	399,705	344,896	212,229
Other income:
Other interest income	61	172	87
Gain on sale of real estate, net	—	—	10,894
Total other income	61	172	10,981
Net income (loss)	763	(29,015)	(12,352)
Net income (loss) attributable to noncontrolling interest	—	—	—
Net income (loss) attributable to common stockholders	$763	$(29,015)	$(12,352)
Net income (loss) per common share attributable to common stockholders, basic and diluted	$—	$(0.18)	$(0.14)
Weighted-average number of common shares outstanding, basic and diluted	180,043,027	163,358,289	91,374,493
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$763	$(29,015)	$(12,352)
Other comprehensive income (loss):
Unrealized losses on derivative instruments designated as cash flow hedges	(3,582)	(9,073)	(10,085)
Reclassification adjustment realized in net income (effective portion)	5,513	7,034	5,716
Total other comprehensive income (loss)	1,931	(2,039)	(4,369)
Total comprehensive income (loss)	$2,694	$(31,054)	$(16,721)
Total comprehensive income (loss) attributable to noncontrolling interest	$—	$—	$—
Total comprehensive income (loss) attributable to common stockholders	$2,694	$(31,054)	$(16,721)
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	66,430,888	$664	$574,762	$(74,788)	$2,179	$502,817	$—	$502,817
Net loss	—	—	—	(12,352)	—	(12,352)		(12,352)
Other comprehensive loss	—	—	—	—	(4,369)	(4,369)	—	(4,369)
Issuance of common stock	57,372,731	574	583,284	—	—	583,858	—	583,858
Transfers to redeemable common stock	—	—	(16,915)	—	—	(16,915)	—	(16,915)
Redemptions of common stock	(377,073)	(4)	(3,633)	—	—	(3,637)	—	(3,637)
Distributions declared	—	—	—	(59,481)	—	(59,481)	—	(59,481)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(50,808)	—	—	(50,808)	—	(50,808)
Other offering costs	—	—	(6,017)	—	—	(6,017)	—	(6,017)
Balance, December 31, 2014	123,426,546	$1,234	$1,080,673	$(146,621)	$(2,190)	$933,096	$—	$933,096
Net loss	—	—	—	(29,015)	—	(29,015)	—	(29,015)
Other comprehensive loss	—	—	—	—	(2,039)	(2,039)	—	(2,039)
Issuance of common stock	55,602,428	556	579,653	—	—	580,209	—	580,209
Transfers to redeemable common stock	—	—	(26,038)	—	—	(26,038)	—	(26,038)
Redemptions of common stock	(1,085,736)	(11)	(10,579)	—	—	(10,590)	—	(10,590)
Distributions declared	—	—	—	(106,189)	—	(106,189)	—	(106,189)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(48,947)	—	—	(48,947)	—	(48,947)
Other offering costs	—	—	(3,655)	—	—	(3,655)	—	(3,655)
Balance, December 31, 2015	177,943,238	$1,779	$1,571,107	$(281,825)	$(4,229)	$1,286,832	$—	$1,286,832
Net income	—	—	—	763	—	763	—	763
Other comprehensive income	—	—	—	—	1,931	1,931	—	1,931
Issuance of common stock	6,485,383	65	61,806	—	—	61,871	—	61,871
Transfers to redeemable common stock	—	—	(6,504)	—	—	(6,504)	—	(6,504)
Redemptions of common stock	(3,538,049)	(35)	(34,732)	—	—	(34,767)	—	(34,767)
Distributions declared	—	—	—	(117,025)	—	(117,025)	—	(117,025)
Other offering costs	—	—	(25)	—	—	(25)	—	(25)
Noncontrolling interest contribution	—	—	—	—	—	—	300	300
Balance, December 31, 2016	180,890,572	$1,809	$1,591,652	$(398,087)	$(2,298)	$1,193,076	$300	$1,193,376
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$763	$(29,015)	$(12,352)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	161,364	136,935	79,563
Noncash interest income on real estate-related investment	15	27	26
Deferred rents	(17,212)	(17,887)	(9,655)
Loss due to property damage	—	62	—
Allowance for doubtful accounts	1,279	701	883
Amortization of above- and below-market leases, net	(8,924)	(6,987)	(4,111)
Amortization of deferred financing costs	5,064	3,615	1,941
Unrealized (gains) losses on derivative instruments	(1,597)	6,078	1,494
Gain on sale of real estate	—	—	(10,894)
Changes in operating assets and liabilities:
Rents and other receivables	(5,019)	(4,163)	(2,683)
Prepaid expenses and other assets	(17,034)	(16,340)	(9,965)
Accounts payable and accrued liabilities	672	9,039	6,283
Other liabilities	2,740	8,738	9,923
Due to affiliates	(7,954)	6,718	3,501
Net cash provided by operating activities	114,157	97,521	53,954
Cash Flows from Investing Activities:
Acquisitions of real estate	(141,760)	(755,548)	(1,044,040)
Improvements to real estate	(67,275)	(69,116)	(31,805)
Payments for construction in progress	(11,831)	(783)	—
Proceeds from sale of real estate, net	—	—	42,739
Advances on real estate loan receivable	(544)	(2,176)	(2,992)
Purchase of interest rate cap	—	(175)	—
Principal repayments on real estate loan receivable	22,526	162	146
Escrow deposits for future real estate purchase	—	(4,350)	—
Net cash used in investing activities	(198,884)	(831,986)	(1,035,952)
Cash Flows from Financing Activities:
Proceeds from notes payable	248,470	576,454	632,208
Principal payments on notes payable	(108,457)	(245,960)	(40,000)
Payments of deferred financing costs	(2,201)	(5,259)	(7,448)
Proceeds from issuance of common stock	—	524,842	554,529
Payments to redeem common stock	(34,767)	(10,590)	(3,637)
Payments of commissions on stock sales and related dealer manager fees	—	(48,947)	(50,808)
Payments of other offering costs	(34)	(3,918)	(6,166)
Noncontrolling interest contribution	300	—	—
Reimbursement of other offering costs from affiliate	—	1,173	—
Return of contingent consideration related to acquisition of real estate	228	(228)	—
Distributions paid to common stockholders	(54,986)	(47,603)	(27,126)
Net cash provided by financing activities	48,553	739,964	1,051,552
Net (decrease) increase in cash, cash equivalents and restricted cash	(36,174)	5,499	69,554
Cash, cash equivalents and restricted cash, beginning of period	108,242	102,743	33,189
Cash, cash equivalents and restricted cash, end of period	$72,068	$108,242	$102,743
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $163, $0 and $0 for the years ended December 31, 2016, 2015, and 2014, respectively	$47,238	$34,684	$22,925
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$61,871	$55,367	$29,329
Increase in distributions payable	$168	$3,219	$3,026
Increase in accrued improvements to real estate	$53	$4,134	$6,970
Liabilities assumed in connection with real estate acquisitions	$10	$40	$845
Application of escrow deposits to acquisition of real estate	$4,350	$—	$—
Increase in construction in progress payable	$4,717	$207	$—
Increase in construction in progress due to affiliate	$132	$—	$—
Transfer of land to construction in progress	$4,183	$—	$—
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

1.	ORGANIZATION
KBS Real Estate Investment Trust III, Inc. (the “Company”) was formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011 and it intends to continue to operate in such manner. Substantially all of the Company’s business is conducted through KBS Limited Partnership III (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS REIT Holdings III LLC (“REIT Holdings III”), the limited partner of the Operating Partnership, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings III.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2016, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of December 31, 2016, the Company owned 28 office properties and one mixed-use office/retail property and has entered into a joint venture (the “Hardware Village Joint Venture”) with a developer to develop and subsequently operate one multi-family apartment project (“Hardware Village”), which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of December 31, 2016, the Company had also sold 16,973,229 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $165.0 million. Also as of December 31, 2016, the Company had redeemed 5,367,281 shares sold in the Offering for $52.5 million.
Additionally, on October 3, 2014, the Company issued 258,462 shares of common stock for $2.4 million in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
The Company continues to offer shares of common stock under its dividend reinvestment plan. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue its dividend reinvestment plan offering. The Company may terminate its dividend reinvestment plan offering at any time.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).
The consolidated financial statements include the accounts of the Company, REIT Holdings III, the Operating Partnership, their direct and indirect wholly owned subsidiaries and a joint venture in which the Company has a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements and accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2016, the Company elected to early adopt ASU No. 2016-18 (as defined below).  As a result, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows.
Revenue Recognition
Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The Company makes estimates of the collectability of its tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Real Estate Loan Receivable
Interest income on the Company’s real estate loan receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on non-accrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the Company reserves for any unpaid accrued interest and generally does not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest, according to the contractual terms of the loan, is probable.
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectability of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis.
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
December 31, 2016

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets during the years ended December 31, 2016, 2015 and 2014.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties and related gains on sale that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2016, 2015 and 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
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
Real Estate Loans Receivable
The Company records real estate loans receivable at amortized cost, net of loan loss reserves (if any), and evaluates its real estate loans receivable for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.
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
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2016.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2016. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Rents and Other Receivables
The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.
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
December 31, 2016

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan pursuant to which common stockholders may elect to have all or a portion of their dividends and other distributions, exclusive of dividends and other distributions that a Company’s board of directors designates as ineligible for reinvestment through the dividend reinvestment plan, reinvested in additional shares of the Company’s common stock in lieu of receiving cash distributions.
During the Company’s primary Offering and until the Company established an estimated value per share of its common stock for a purpose other than to set the price to acquire a share of common stock in the Company’s primary public Offering, participants in the dividend reinvestment plan acquired the Company’s common stock at a price per share equal to 95% of the most recent price to acquire a share of the Company’s common stock in the primary public Offering (ignoring any discounts that may be available to certain categories of investors). Once the Company established an estimated value per share of its common stock for a purpose other than to set the price to acquire a share of common stock in the Company’s primary public Offering, participants in the dividend reinvestment plan acquire shares of the Company’s common stock at a price equal to 95% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen by the Company’s board of directors for that purpose. The initial purchase price per share under the dividend reinvestment plan was $9.50.
On May 5, 2014, the Company’s board of directors approved an updated offering price for shares of common stock to be sold in the primary Offering of $10.39 (unaudited), which was effective May 7, 2014. The updated offering price of shares of common stock to be sold in the primary Offering was determined by adding certain offering costs to the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of March 31, 2014. Commencing with the June 2, 2014 purchase date and until the offering price was updated, the purchase price per share under the dividend reinvestment plan was $9.88.
On December 9, 2014, the Company’s board of directors approved an updated offering price for shares of common stock to be sold in the primary Offering of $10.51 (unaudited), which was effective December 12, 2014. The updated offering price of shares of common stock to be sold in the primary Offering was determined by adding certain offering costs to the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014, with the exception of an adjustment for actual or estimated acquisition fees and closing costs related to six properties that were either acquired subsequent to September 30, 2014 or under contract to purchase and were reasonably probable to close, but had not yet closed as of December 9, 2014, which were included as a reduction to the net asset value. As of December 30, 2014, the Company had closed on each of the six properties. Commencing with the January 2, 2015 purchase date and until the estimated value per share was updated, the purchase price per share under the dividend reinvestment plan was $9.99.
On December 8, 2015, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.04 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of a reduction to the Company’s net asset value for acquisition fees and closing costs related to a real estate acquisition that closed subsequent to September 30, 2015 and deferred financing costs related to a mortgage loan that closed subsequent to September 30, 2015. The change in the dividend reinvestment plan purchase price was effective for the January 4, 2016 dividend reinvestment plan purchase date and was effective until the estimated value per share was updated. Commencing with the January 4, 2016 purchase date and until the estimated value per share was updated, the purchase price per share under the dividend reinvestment plan was $9.54.
On December 9, 2016, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.63 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2016. The change in the dividend reinvestment plan purchase price was effective for the January 3, 2017 dividend reinvestment plan purchase date and is effective until the estimated value per share is updated. Thus, commencing with the January 3, 2017 purchase date and until the estimated value per share is updated, the purchase price per share under the dividend reinvestment plan is $10.10.
No selling commissions or dealer manager fees will be paid on shares sold under the dividend reinvestment plan. The board of directors of the Company may amend or terminate the dividend reinvestment plan for any reason upon 10 days’ notice to participants.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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

•
During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. Notwithstanding anything contained in the share redemption program to the contrary, the Company may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to its stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. The price at which the Company will redeem all other shares eligible for redemption is as follows:

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
On December 9, 2016, the Company’s board of directors approved an estimated value per share of its common stock of $10.63 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2016. This estimated value per share became effective for the December 2016 redemption date, which was December 30, 2016. The Company currently expects to utilize an independent valuation firm to update its estimated value per share in December 2017.
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to the dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares relate. The date of the share’s original issuance by the Company is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2016, the Company fulfilled all redemption requests eligible for redemption under the share redemption program and received in good order, redeeming $34.8 million of shares of common stock. Effective January 1, 2017, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2016, the Company has $61.9 million available for redemptions of shares eligible for redemption in 2017.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or Dealer Manager to reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement, the Dealer Manager Agreement or the AIP Reimbursement Agreement. See Note 9, “Related Party Transactions.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) related to the Company’s now-terminated primary Offering were sometimes paid and, with respect to the dividend reinvestment plan, may be paid by the Advisor, the Dealer Manager or their affiliates on the Company’s behalf, or the Company may pay these costs directly. Offering costs include all costs incurred in connection with the Company’s now-terminated primary Offering or the Company’s now withdrawn follow-on offering (the “Follow-on Offering”) or incurred or to be incurred with respect to the dividend reinvestment plan. Organization costs include all costs incurred by the Company in connection with its formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs in the Offering, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company was obligated to reimburse the Advisor, the Dealer Manager and their affiliates for organization and offering costs they incurred on the Company’s behalf.  However, at the termination of the Company’s now-terminated primary Offering and at the termination of the offering pursuant to the dividend reinvestment plan, the Advisor agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by the Company exceed 15% of the gross offering proceeds. In addition, at the end of the Company’s now-terminated primary Offering and again at the end of the offering pursuant to the dividend reinvestment plan, the Advisor agreed to reimburse the Company to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of gross offering proceeds. The Company directly paid or reimbursed the Dealer Manager for underwriting compensation as discussed in the prospectus for the primary Offering, provided that within 30 days after the end of the month in which the Company’s now-terminated primary Offering terminated, the Dealer Manager was required to reimburse the Company to the extent that the Company’s reimbursements caused total underwriting compensation for the Company’s now-terminated primary Offering to exceed 10% of the gross offering proceeds from such offering. The Company also directly paid or reimbursed the Dealer Manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by the Company to the Advisor or the Dealer Manager could cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Company’s now-terminated primary Offering and the dividend reinvestment plan as of the date of reimbursement. As of December 31, 2016, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds from the Offering. Through December 31, 2016, including shares issued through the dividend reinvestment plan, the Company had sold 185,979,390 shares in the Offering for gross offering proceeds of $1.9 billion and incurred selling commissions and dealer manager fees of $158.8 million and organization and other offering costs of $23.8 million in the Offering.
In addition, from inception through August 2015, the Company recorded $1.2 million of offering costs related to the now withdrawn Follow-on Offering. Pursuant to the Advisory Agreement, the Advisor was obligated to reimburse the Company to the extent offering costs incurred by the Company in the Follow-on Offering exceeded 15% of the gross offering proceeds of the offering. On August 24, 2015, the Company withdrew the registration statement for the Follow-on Offering. As such, the Advisor reimbursed the Company for $1.2 million of offering costs related to the Follow-on Offering.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
December 31, 2016

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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To continue to qualify as a REIT, the Company must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2016. As of December 31, 2016, the returns for calendar years 2012 through 2015 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2016, 2015 and 2014, respectively.
Distributions declared per common share were $0.650 during the years ended December 31, 2016, 2015 and 2014, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2014 through December 31, 2016. For each day that was a record date for distributions during the period from January 1, 2014 through December 31, 2016, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2014 through February 28, 2016 and March 1, 2016 through December 31, 2016 was a record date for distributions.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of December 31, 2016, the Company aggregated its investments in real estate properties into one reportable business segment.
Square Footage, Occupancy and Other Measures
Square footage, number of acres, occupancy and other measures, including annualized base rent and annualized base rent per square foot, used to describe real estate investments included in these notes to consolidated financial statements are presented on an unaudited basis.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. As the primary source of revenue for the Company is generated through leasing arrangements, which are scoped out of this standard, the Company does not expect the adoption of ASU No. 2014-09 to have a significant impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of ASU No. 2014-15 did not have a significant impact on the Company's financial statements, although it could require additional disclosures in future periods if conditions or events exist that raises substantial doubt about the Company’s ability to continue as a going concern.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis; (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company elected to early adopt ASU No. 2016-18 for the reporting period ended December 31, 2016 and applied it retrospectively. As a result of adoption of the ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  If the screen is not met, ASU No. 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements.  ASU No. 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs.  Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments can be applied to transactions occurring before the guidance was issued (January 5, 2017) as long as the applicable financial statements have not been issued.  The Company elected to early adopt ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, the Company’s acquisitions of investment properties beginning January 1, 2017 could qualify as an asset acquisition (as opposed to a business combination).  Therefore, transaction costs associated with asset acquisitions will be capitalized, while these costs associated with business combinations will continue to be expensed as incurred.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

3.	REAL ESTATE
As of December 31, 2016, the Company’s real estate portfolio was composed of 28 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 11.0 million rentable square feet. In addition, the Company had entered into the Hardware Village Joint Venture to develop and subsequently operate Hardware Village, which is currently under construction. As of December 31, 2016, the Company’s real estate portfolio was collectively 94% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(11,385)	$35,988
Town Center	03/27/2012	Plano	TX	Office	117,254	(22,308)	94,946
McEwen Building	04/30/2012	Franklin	TN	Office	38,534	(7,641)	30,893
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	24,935	(5,304)	19,631
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	52,222	(11,111)	41,111
RBC Plaza	01/31/2013	Minneapolis	MN	Office	150,579	(24,994)	125,585
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	90,211	(11,883)	78,328
Preston Commons	06/19/2013	Dallas	TX	Office	115,767	(16,497)	99,270
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,333	(10,247)	69,086
201 Spear Street	12/03/2013	San Francisco	CA	Office	135,751	(12,734)	123,017
500 West Madison	12/16/2013	Chicago	IL	Office	440,172	(56,624)	383,548
222 Main	02/27/2014	Salt Lake City	UT	Office	165,583	(18,627)	146,956
Anchor Centre	05/22/2014	Phoenix	AZ	Office	92,721	(9,735)	82,986
171 17th Street	08/25/2014	Atlanta	GA	Office	131,223	(14,781)	116,442
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	33,252	(3,867)	29,385
Reston Square	12/03/2014	Reston	VA	Office	46,627	(4,879)	41,748
Ten Almaden	12/05/2014	San Jose	CA	Office	121,716	(10,641)	111,075
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	261,054	(22,931)	238,123
101 South Hanley	12/24/2014	St. Louis	MO	Office	67,526	(6,015)	61,511
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,334	(10,005)	141,329
Village Center Station	05/20/2015	Greenwood Village	CO	Office	78,039	(5,882)	72,157
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	129,509	(8,660)	120,849
201 17th Street	06/23/2015	Atlanta	GA	Office	103,416	(6,466)	96,950
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,471	(4,281)	58,190
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	90,041	(4,809)	85,232
515 Congress	08/31/2015	Austin	TX	Office	116,357	(6,946)	109,411
The Almaden	09/23/2015	San Jose	CA	Office	162,745	(7,702)	155,043
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	54,674	(1,497)	53,177
Carillon	01/15/2016	Charlotte	NC	Office	151,377	(6,342)	145,035
Hardware Village (1)	08/26/2016	Salt Lake City	UT	Development/Apartment	21,853	—	21,853
					$3,333,649	$(344,794)	$2,988,855
_____________________
(1) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into the Hardware Village Joint Venture to develop and subsequently operate Hardware Village, located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture. See “Construction in Progress” below.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

As of December 31, 2016, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$383,548	12.1%	$35,373	$25.29	95.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2016, the leases had remaining terms, excluding options to extend, of up to 14.9 years with a weighted-average remaining term of 4.7 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $12.7 million and $12.2 million as of December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016, 2015 and 2014, the Company recognized deferred rent from tenants of $17.2 million, $17.9 million and $9.7 million, respectively. As of December 31, 2016 and 2015, the cumulative deferred rent balance was $58.6 million and $38.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.2 million and $3.3 million of unamortized lease incentives as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2017	$282,416
2018	272,124
2019	243,838
2020	207,806
2021	179,959
Thereafter	491,263
$1,677,406
As of December 31, 2016, the Company’s real estate properties were leased to approximately 900 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Finance	170	$67,084	22.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2016, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Geographic Concentration Risk
As of December 31, 2016, the Company’s net investments in real estate in California, Texas and Illinois represented 21%, 16% and 12% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Recent Acquisition
Carillon
On January 15, 2016, the Company, through an indirect wholly owned subsidiary (the “Carillon Buyer”), acquired an office property containing 488,243 rentable square feet located on approximately 1.8 acres of land in Charlotte, North Carolina (“Carillon”). The purchase price (net of closing credits) of Carillon was $146.1 million plus closing costs. The seller was not affiliated with the Company or the Advisor. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. The Company allocated $19.1 million to land, $120.7 million to building and improvements, $10.0 million to tenant origination and absorption costs and $3.7 million to below-market lease liabilities during the year ended December 31, 2016. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 6.3 years for tenant origination and absorption costs and 7.6 years for below-market lease liabilities.
The Company recorded the acquisition as a business combination and expensed $1.8 million of acquisition costs related to this property for the year ended December 31, 2016. During the year ended December 31, 2016, the Company recognized $14.4 million of total revenues and $6.5 million of operating expenses from this property.
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
On August 26, 2016, the Company, through an indirect wholly owned subsidiary (the “Managing Member”), and an unaffiliated developer (the “Developer Member”), entered into an agreement (the “Hardware Village Agreement”) to form a joint venture (the “Hardware Village Joint Venture”). The Hardware Village Joint Venture was formed to participate in the development and subsequent operation of a two building multi-family apartment complex consisting of approximately 453 units, or 441,883 rentable square feet, located on the developable land at Gateway Tech Center. The total projected cost of the development is approximately $116.9 million. The Hardware Village Joint Venture intends to fund the project with capital contributions from its members and with proceeds from the Hardware Village Loan Facility. For more information regarding the Hardware Village Loan Facility, please see Note 12 - “Subsequent Events - Financing Subsequent to December 31, 2016 - Hardware Village Loan Facility.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
As of December 31, 2016 and 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Cost	$264,973	$273,758	$14,383	$15,573	$(55,438)	$(56,996)
Accumulated Amortization	(99,757)	(71,836)	(6,192)	(4,596)	21,783	15,296
Net Amount	$165,216	$201,922	$8,191	$10,977	$(33,655)	$(41,700)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Amortization	$(46,647)	$(45,022)	$(28,038)	$(2,794)	$(3,696)	$(2,632)	$11,718	$10,683	$6,743

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2016 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2017	$(37,490)	$(2,285)	$7,820
2018	(30,895)	(1,730)	6,531
2019	(25,316)	(1,361)	5,159
2020	(19,350)	(834)	4,209
2021	(16,007)	(648)	3,782
Thereafter	(36,158)	(1,333)	6,154
	$(165,216)	$(8,191)	$33,655
Weighted-Average Remaining Amortization Period	6.3 years	5.3 years	5.8 years

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2016 and 2015, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable, which was repaid during the year ended December 31, 2016. The information for that real estate loan receivable as of December 31, 2016 and 2015 is set forth below (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2016	Book Value as of December 31, 2016 (1)	Book Value as of December 31, 2015 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
Aberdeen First Mortgage Origination
Dallas, Texas	06/24/2011	Office	Mortgage	(2)	(2)	$21,997	(2)	(2)	(2)
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
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2016 (in thousands):

Real estate loan receivable - December 31, 2015	$21,997
Advances on real estate loan receivable	544
Principal repayments received on real estate loan receivable	(22,526)
Amortization of closing costs and origination fees on originated real estate loan receivable	(15)
Real estate loan receivable - December 31, 2016	$—

For the years ended December 31, 2016, 2015 and 2014, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Contractual interest income	$846	$1,630	$1,378
Amortization of closing costs and origination fees	(15)	(27)	(26)
Interest income from real estate loan receivable	$831	$1,603	$1,352

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

6.	NOTES PAYABLE
As of December 31, 2016 and 2015, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of December 31, 2016(1)	Effective Interest Rate as of December 31, 2016(1)	Payment Type	Maturity Date(2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (4)	127,500	127,500	One-month LIBOR + 1.90%	2.52%	Interest Only	06/01/2019
RBC Plaza Mortgage Loan	75,930	75,930	One-month LIBOR + 1.80%	2.57%	Interest Only	02/01/2017 (5)
National Office Portfolio Mortgage Loan (6)	170,602	169,191	One-month LIBOR + 1.50%	2.80%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (7)	215,000	215,000	One-month LIBOR + 1.65%	3.16%	Interest Only	12/16/2018
222 Main Mortgage Loan	101,343	102,700	3.97%	3.97%	Principal & Interest (3)	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2017
171 17th Street Mortgage Loan	83,778	80,992	One-month LIBOR + 1.45%	2.72%	Interest Only (3)	09/01/2018
Reston Square Mortgage Loan	23,840	23,840	One-month LIBOR + 1.50%	2.12%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan	65,853	63,540	One-month LIBOR + 1.65%	3.41%	Interest Only	01/01/2018
Towers at Emeryville Mortgage Loan (8)	145,379	143,944	One-month LIBOR + 1.75%	4.01%	Interest Only	01/15/2018
101 South Hanley Mortgage Loan	37,502	35,025	One-month LIBOR + 1.55%	2.17%	Interest Only (3)	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	2.16%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	20,868	19,889	One-month LIBOR + 1.50%	2.11%	Interest Only	06/05/2018
201 17th Street Mortgage Loan	58,063	48,563	One-month LIBOR + 1.40%	2.02%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only (3)	09/01/2022
The Almaden Mortgage Loan (9)	93,000	76,100	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	3.57%	Interest Only	10/01/2022
515 Congress Mortgage Loan	67,500	67,500	One-month LIBOR + 1.70%	2.32%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	100,000	One-month LIBOR + 1.66%	2.28%	Interest Only	01/01/2019
Carillon Mortgage Loan	76,440	—	One-month LIBOR + 1.65%	2.27%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan	27,129	—	One-month LIBOR + 1.60%	2.22%	Interest Only	02/01/2019
Total notes payable principal outstanding	1,793,405	1,653,392
Deferred financing costs, net	(9,937)	(12,738)
Total Notes Payable, net	$1,783,468	$1,640,654
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2016. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of December 31, 2016, where applicable. For further information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Represents the payment type required under the loan as of December 31, 2016. Certain future monthly payments due under these loans also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes payable, see five-year maturity table below.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

(4)As of December 31, 2016, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of December 31, 2016, the outstanding balance under the loan was $127.5 million of term debt. As of December 31, 2016, an additional $126.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $1.0 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(5) Subsequent to December 31, 2016, the maturity date of the RBC Plaza Mortgage Loan was extended to February 1, 2018.
(6) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza.
(7) As of December 31, 2016, $215.0 million of term debt was outstanding and $40.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(8) As of December 31, 2016, $145.4 million had been disbursed to the Company and $29.6 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(9) On December 29, 2016, the Company refinanced The Almaden Mortgage Loan with an unaffiliated lender for borrowings of $93.0 million.
As of December 31, 2016, the Company’s deferred financing costs were $10.0 million, net of amortization, of which $9.9 million was included in notes payable, net, and $0.1 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2015, the Company’s deferred financing costs were $12.8 million, net of amortization, of which $12.7 million was included in notes payable, net, and $0.1 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2016, 2015 and 2014, the Company incurred $51.6 million, $45.4 million and $27.0 million of interest expense, respectively. As of December 31, 2016 and 2015, $4.3 million and $3.4 million of interest expense were payable, respectively. Included in interest expense for the years ended December 31, 2016, 2015 and 2014, were $5.1 million, $3.6 million and $1.9 million of amortization of deferred financing costs, respectively. Additionally, during the year ended December 31, 2016, the Company capitalized $0.2 million of interest to construction in progress. Interest expense incurred as a result of the Company’s derivative instruments for the years ended December 31, 2016, 2015 and 2014 were $6.4 million, $13.4 million and $7.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2016 (in thousands):

2017	$298,405
2018	690,210
2019	257,210
2020	273,035
2021	93,956
Thereafter	180,589
$1,793,405
The Company’s notes payable contain financial debt covenants. As of December 31, 2016, the Company was in compliance with these debt covenants.

7.	DERIVATIVE INSTRUMENTS
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
December 31, 2016

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of December 31, 2016 and 2015. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2016		December 31, 2015			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2016
Derivative instruments designated as hedging instruments
Interest Rate Swaps	7	$625,130	7	$625,130	One-month LIBOR/ Fixed at 0.79% - 1.68%	1.35%	1.5
Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	12	$658,183	10	$557,743	One-month LIBOR/ Fixed at 1.39% - 2.37%	1.99%	3.5
Interest Rate Cap	1	$147,340	1	$353,380	One-month LIBOR at 2.46%	2.46%	—
_____________________
(1) Included in these amounts are eight forward interest rate swaps with an aggregate notional amount of $363.8 million that were not yet in effect as of December 31, 2016. These eight interest rate swaps will become effective at various times during 2017 through 2018.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015 (dollars in thousands):

		December 31, 2016		December 31, 2015
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	1	$42	1	$75
Interest Rate Swaps	Other liabilities, at fair value	6	$(2,340)	6	$(4,304)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	4	$1,588	—	$—
Interest Rate Swaps	Other liabilities, at fair value	8	$(7,388)	10	$(7,400)
Interest Rate Cap	Prepaid expenses and other assets, at fair value	1	$—	1	$3

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and as other comprehensive income on the accompanying consolidated statements of equity. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flows.  The change in fair value of the ineffective portion is recognized directly in earnings. With respect to swap agreements that are terminated for which it remains probable that the original hedged forecasted transactions (i.e., LIBOR-based debt service payments) will occur, the loss related to the termination of these swap agreements is included in accumulated other comprehensive income (loss) and is reclassified into earnings over the period of the original forecasted hedged transaction. The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$5,513	$7,034	$5,716
	5,513	7,034	5,716

Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	2,513	280	—
Unrealized (gain) loss on interest rate swaps	(1,600)	5,906	1,494
Unrealized loss on interest rate cap	3	172	—
	916	6,358	1,494
Increase in interest expense as a result of derivatives	$6,429	$13,392	$7,210

Other comprehensive income related
Unrealized losses on derivative instruments	$(3,582)	$(9,073)	$(10,085)
During the years ended December 31, 2016, 2015 and 2014, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $2.4 million as of December 31, 2016 and was included in accumulated other comprehensive income (loss).

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
December 31, 2016

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of December 31, 2016 and 2015, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable (1)	$—	$—	$—	$21,982	$21,997	$21,884
Financial liabilities:
Notes payable	$1,793,405	$1,783,468	$1,775,953	$1,653,392	$1,640,654	$1,654,788
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
As of December 31, 2016, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swap	$1,630	$—	$1,630	$—
Liability derivatives - interest rate swaps	(9,728)	—	(9,728)	—

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into the AIP Reimbursement Agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. The Company has renewed its participation in the program, and the program is effective through June 30, 2017.
During the years ended December 31, 2016, 2015 and 2014, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2016, 2015 and 2014, respectively, and any related amounts payable as of December 31, 2016 and 2015 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2016	2015	2014	2016	2015
Expensed
Asset management fees (1)	$24,940	$20,051	$11,476	$2,126	$10,075
Reimbursement of operating expenses (2)	423	204	196	139	144
Real estate acquisition fees	1,473	7,697	10,441	—	—
Additional Paid-in Capital
Selling commissions	—	33,200	34,264	—	—
Dealer manager fees	—	15,747	16,544	—	—
Reimbursable other offering costs (3)	—	2,471	3,594	—	—
Capitalized
Acquisition fee on development project	121	—	—	121	—
Asset management fees on development project	38	—	—	11	—
	$26,995	$79,370	$76,515	$2,397	$10,219
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $217,000, $167,000 and $137,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2016, 2015 and 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Also see “Other Offering Costs” below.
For the year ended December 31, 2016, the Advisor reimbursed the Company $0.2 million for a property insurance rebate and the Advisor and/or the Dealer Manager reimbursed the Company $0.1 million for legal and professional fees and travel expenses.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the years ended December 31, 2016, 2015 and 2014, the Advisor incurred $0.1 million, $0.1 million and $0.1 million for the costs of the supplemental coverage obtained by the Company, respectively.
Other Offering Costs
Pursuant to the Advisory Agreement, the Advisor was obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in each of the Offering and the Follow-on Offering exceeded 15% of the gross offering proceeds of the respective offering. The Company ceased offering shares of common stock in the primary Offering on May 29, 2015 and terminated the primary Offering on July 28, 2015. As of December 31, 2016, organization and offering costs in the Offering did not exceed 15% of the gross offering proceeds. From inception through August 2015, the Company had recorded $1.2 million of offering costs related to the Follow-on Offering.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
As of December 31, 2015, the Company had accrued and deferred payment of $10.1 million of asset management fees under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was probable. As of December 31, 2016, the Company had reimbursed the Advisor for all accrued and deferred asset management fees in accordance with the terms noted above. As of December 31, 2016, the Company had $2.1 million of asset management fees payable related to asset management fees incurred for the month of December 2016, which were subsequently paid in January 2017.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $234,000, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the years ended December 31, 2016 and 2015, the Company recognized $0.2 million and $0.1 million of rental income related to this lease, respectively.
Prior to their approval of the lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

10.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$97,903	$100,255	$101,810	$100,439
Net (loss) income attributable to common stockholders	$(13,580)	$(5,151)	$3,859	$15,635
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.08)	$(0.03)	$0.02	$0.09
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$68,250	$72,167	$83,829	$91,463
Net loss attributable to common stockholders	$(5,574)	$(5,943)	$(16,838)	$(660)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.04)	$(0.04)	$(0.10)	$—
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164
__________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective periods from January 1, 2015 through December 31, 2016. Each day during the periods from January 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2016 was a record date for distributions. Distributions were calculated at the rate of $0.00178082 per share per day.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2016.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 3, 2017, the Company paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2016 through December 31, 2016. On February 1, 2017, the Company paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2017 through January 31, 2017. On March 1, 2017, the Company paid distributions of $9.0 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2017 through February 28, 2017.
Distributions Declared
On January 27, 2017, the Company’s board of directors declared distributions based on daily record dates for the period from March 1, 2017 through March 31, 2017, which the Company expects to pay in April 2017. On March 10, 2017, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2017 through April 30, 2017, which the Company expects to pay in May 2017, and distributions based on daily record dates for the period from May 1, 2017 through May 31, 2017, which the Company expects to pay in June 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.11% annualized rate based on the Company’s December 9, 2016 estimated value per share of $10.63.
Financing Subsequent to December 31, 2016
Hardware Village Loan Facility
On February 23, 2017, the Company, through the Hardware Village Joint Venture, entered into a construction loan facility with an unaffiliated lender for borrowings of up to $74.0 million secured by Hardware Village (the “Hardware Village Loan Facility”). The Hardware Village Loan Facility matures on February 23, 2020 with two one-year extension options subject to certain terms described in the loan documents, and bears interest at a floating rate of 325 basis points over either one, two, three or six-month LIBOR at the election of the Hardware Village Joint Venture. Monthly payments are interest-only during the initial term and first extension of the loan. During the second extension term, the Company would be required to make principal payments in an amount equal to an amount that would amortize the outstanding principal balance of the loan in 30 years at a rate of interest equal to the greater of (i) a fixed rate of 6% per annum or (ii) the rate of interest on a ten-year United States Treasury Note in the amount of the loan plus 2.25%. The Hardware Village Joint Venture has the right to repay the loan in part and in whole subject to certain fees, expenses and conditions, all as described in the loan documents.
KBS REIT Properties III (“REIT Properties III”) is providing a guaranty of 35% of the principal loan balance with respect to certain obligations and liabilities, and related costs, damages and expenses, owed by the Hardware Village Joint Venture to the lender under the Hardware Village Loan Facility resulting from: certain intentional actions committed by the Hardware Village Joint Venture, REIT Properties III and/or any of their affiliates in violation of the loan documents and certain other occurrences described in the loan documents. REIT Properties III is also providing a partial guaranty of the principal balance and any interest or other sums outstanding under the loan and a full guaranty of the principal balance and any interest or other sums outstanding under the loan facility in the event of certain (i) bankruptcy or insolvency proceedings involving the Hardware Village Joint Venture or REIT Properties III or (ii) transfers of Hardware Village in violation of the loan documents. REIT Properties III is also providing a guaranty of the completion of construction of Hardware Village and of the payment of all amounts related thereto.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Joint Venture and Financing Subsequent to December 31, 2016
Village Center Station II Joint Venture and Acquisition and Development
On March 3, 2017, KBS Real Estate Investment Trust III, Inc. (the “Company”), through an indirect wholly owned subsidiary, entered into an amended and restated limited liability company agreement with an unaffiliated developer (the “Developer”) (the “Agreement”) relating to an existing limited liability company owned by the Developer (the “Existing LLC”). Pursuant to the Agreement, the Company acquired a 75% equity interest in the Existing LLC and created a joint venture with the Developer (the “Village Center Station II Joint Venture”). The Village Center Station II Joint Venture was formed to develop and subsequently operate a 12-story office building containing approximately 306,053 rentable square feet and an adjacent two-story office/retail building containing approximately 17,753 rentable square feet, located in the Denver sub-market of Greenwood Village, Colorado (together “Village Center Station II”). Village Center Station II is adjacent to the Company’s existing Village Center Station I Investment. The total projected cost of the development is approximately $113.1 million. Upon completion of Village Center Station II, Charter Communications Holding Company, LLC (“Charter Communications”) will occupy 100% of the property under a ten-year lease, with three five-year or two six-year extension options.
The Village Center Station II Joint Venture intends to fund Village Center Station II with capital contributions from its members and with proceeds from the Village Center Station II Construction Loan (discussed below). The Company’s initial capital contribution to the Village Center Station II Joint Venture was $32.3 million. Under the Agreement, the Company may be required to contribute up to 75% of additional requested contributions to the Village Center Station II Joint Venture. The Developer will fund all cost overruns (excluding certain overruns described in the Charter Communications lease) once the Village Center Station II Joint Venture has used all available funds in the development of Village Center Station II. Income, losses, distributions of cash flow from operations and sale or refinancing are allocated among the members of the Village Center Station II Joint Venture pursuant to the Agreement. Upon completion of Village Center Station II, the Company will purchase the Developer's 25% equity interest.
On March 1, 2017 the Existing LLC’s existing construction loan with unaffiliated lenders was modified. The loan now provides for borrowings of up to $78.5 million secured by Village Center Station II (the “Village Center Station II Construction Loan”). The Village Center Station II Construction Loan matures on the earlier of March 31, 2019 or the date that the loan converts to a traditional mortgage loan, subject to certain terms and conditions contained in the loan documents. Upon the conversion of the Village Center Station II Construction Loan to a traditional mortgage loan and upon the satisfaction of certain terms and conditions contained in the loan documents, the Village Center Station II Joint Venture may extend the initial maturity date to March 1, 2022. The Village Center Station II Construction Loan bears interest at a floating rate of 220 basis points over one-month LIBOR that reduces to a floating rate of 170 basis points over one-month LIBOR upon conversion to a traditional mortgage loan. The Village Center Station II Joint Venture has the right to repay the loan in part or in whole at any time subject, in certain circumstances, to certain fees, expenses and conditions, all as described in the loan documents.
Upon the conversion of the Village Center Station II Construction Loan to a traditional mortgage loan, REIT Properties III will provide a guaranty: (i) with respect to certain liabilities, obligations, losses, damages, costs and expenses of the lenders under the Village Center Station II Construction Loan as a result of: certain intentional actions committed by the Village Center Station II Joint Venture and/or REIT Properties III in violation of the loan documents and certain other occurrences described in the loan documents and in the Charter Communications lease, and (ii) of 25% of the outstanding principal balance of, and certain other sums and costs related to, the Village Center Station II Construction Loan, which guaranty amount may increase to 35% or 50% upon the occurrence of certain tenant-related events described in the loan documents.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2016
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements(1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Domain Gateway	Austin, TX	100%	$(4)	$2,850	$44,523	$47,373	$—	$2,850	$44,523	$47,373	$(11,385)	2009	09/29/2011
Town Center	Plano, TX	100%	75,000	7,428	108,547	115,975	1,278	7,428	109,825	117,253	(22,308)	2001/2002/2006	03/27/2012
McEwen Building	Franklin, TN	100%	(4)	5,600	34,704	40,304	(1,770)	5,600	32,934	38,534	(7,641)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(4)	5,617	20,051	25,668	(733)	5,617	19,318	24,935	(5,304)	1909	05/09/2012
Tower on Lake Carolyn	Irving, TX	100%	(4)	2,056	44,579	46,635	5,587	2,056	50,166	52,222	(11,111)	1988	12/21/2012
RBC Plaza	Minneapolis, MN	100%	75,930	16,951	109,191	126,142	24,437	16,951	133,628	150,579	(24,994)	1991	01/31/2013
One Washingtonian Center	Gaithersburg, MD	100%	(5)	14,400	74,335	88,735	1,476	14,400	75,811	90,211	(11,883)	1990	06/19/2013
Preston Commons	Dallas, TX	100%	(5)	17,188	96,330	113,518	2,250	17,188	98,580	115,768	(16,497)	1958/1986	06/19/2013
Sterling Plaza	Dallas, TX	100%	(5)	6,800	68,292	75,092	4,241	6,800	72,533	79,333	(10,247)	1984	06/19/2013
201 Spear Street	San Francisco, CA	100%	100,000	40,279	85,941	126,220	9,532	40,279	95,473	135,752	(12,734)	1984	12/03/2013
500 West Madison	Chicago, IL	100%	215,000	49,306	370,662	419,968	20,203	49,306	390,865	440,171	(56,624)	1987	12/16/2013
222 Main	Salt Lake City, UT	100%	101,343	5,700	156,842	162,542	3,041	5,700	159,883	165,583	(18,627)	2009	02/27/2014
Anchor Centre	Phoenix, AZ	100%	50,000	13,900	73,480	87,380	5,341	13,900	78,821	92,721	(9,735)	1984	05/22/2014
171 17th Street	Atlanta, GA	100%	83,778	7,639	122,593	130,232	992	7,639	123,585	131,224	(14,781)	2004	08/25/2014
Rocklin Corporate Center	Rocklin, CA	100%	20,868	4,448	28,276	32,724	528	4,448	28,804	33,252	(3,867)	2007	11/06/2014
Reston Square	Reston, VA	100%	23,840	6,800	38,838	45,638	989	6,800	39,827	46,627	(4,879)	2007	12/03/2014
Ten Almaden	San Jose, CA	100%	65,853	7,000	110,292	117,292	4,424	7,000	114,716	121,716	(10,641)	1988	12/05/2014
Towers at Emeryville	Emeryville, CA	100%	145,379	49,183	200,823	250,006	11,047	49,183	211,870	261,053	(22,931)	1972/1975/1985	12/23/2014
101 South Hanley	St. Louis, MO	100%	37,502	6,100	57,363	63,463	4,063	6,100	61,426	67,526	(6,015)	1986	12/24/2014
3003 Washington Boulevard	Arlington, VA	100%	90,378	18,800	129,820	148,620	2,714	18,800	132,534	151,334	(10,005)	2014	12/30/2014
Village Center Station	Greenwood Village, CO	100%	(4)	4,250	73,631	77,881	158	4,250	73,789	78,039	(5,882)	2009	05/20/2015
Park Place Village	Leawood, KS	100%	(4)	11,009	117,070	128,079	1,431	11,009	118,501	129,510	(8,660)	2007	06/18/2015
201 17th Street	Atlanta, GA	100%	58,063	5,277	86,859	92,136	11,280	5,277	98,139	103,416	(6,466)	2007	06/23/2015
Promenade I & II at Eilan	San Antonio, TX	100%	37,300	3,250	59,314	62,564	(93)	3,250	59,221	62,471	(4,281)	2011	07/14/2015
CrossPoint at Valley Forge	Wayne, PA	100%	51,000	17,302	72,280	89,582	458	17,302	72,738	90,040	(4,809)	1974	08/18/2015
515 Congress	Austin, TX	100%	67,500	8,000	106,261	114,261	2,096	8,000	108,357	116,357	(6,946)	1975	08/31/2015
The Almaden	San Jose, CA	100%	93,000	29,000	130,145	159,145	3,600	29,000	133,745	162,745	(7,702)	1980/1981	09/23/2015
3001 Washington Boulevard	Arlington, VA	100%	27,129	9,900	41,551	51,451	3,223	9,900	44,774	54,674	(1,497)	2015	11/06/2015
Carillon	Charlotte, NC	100%	76,440	19,100	126,979	146,079	5,298	19,100	132,277	151,377	(6,342)	1991	01/15/2016
Hardware Village (6)	Salt Lake City, UT	99.24%	—		4,183	4,183	17,670	—	21,853	21,853	—	N/A	08/26/2016
		TOTAL		$395,133	$2,793,755	$3,188,888	$144,761	$395,133	$2,938,516	$3,333,649	$(344,794)
____________________
(1) Building and improvements includes tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $3.4 billion (unaudited) as of December 31, 2016.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2016
(dollar amounts in thousands)

(4) As of December 31, 2016, these properties served as the security for the Portfolio Loan, which had an outstanding principal balance of $127.5 million as of December 31, 2016.
(5) As of December 31, 2016, these properties served as the security for the National Office Portfolio Mortgage Loan, which had an outstanding principal balance of $170.6 million as of December 31, 2016.
(6) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into the Hardware Village Joint Venture to develop and subsequently operate Hardware Village, located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture. For further information regarding the Company’s construction in progress, see Note 3 “Real Estate” — Construction in Progress.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2016
(dollar amounts in thousands)

	2016	2015	2014
Real Estate:
Balance at the beginning of the year	$3,134,155	$2,307,861	$1,276,737
Acquisitions	149,745	775,099	1,037,897
Improvements	67,328	73,043	38,775
Construction in progress	16,680	990	—
Write off of fully depreciated and fully amortized assets	(34,259)	(22,776)	(9,642)
Loss due to property damage	—	(62)	—
Sale	—	—	(35,906)
Balance at the end of the year	$3,333,649	$3,134,155	$2,307,861
Accumulated depreciation and amortization:
Balance at the beginning of the year	(222,431)	$(110,781)	$(46,608)
Depreciation and amortization expense	(156,622)	(134,426)	(78,378)
Write off of fully depreciated and fully amortized assets	34,259	22,776	9,642
Sale	—	—	4,563
Balance at the end of the year	$(344,794)	$(222,431)	$(110,781)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 13, 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 13, 2017
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 13, 2017
Jeffrey K. Waldvogel
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 13, 2017
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 13, 2017
Stacie K. Yamane
/s/ HANK ADLER	Director	March 13, 2017
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 13, 2017
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 13, 2017
Stuart A. Gabriel, Ph.D.