Form 10-Q
period 2017-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2017-05-10
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 5, 2017, there were 181,587,682 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Real estate:
Land	$395,133	$395,133
Buildings and improvements	2,660,146	2,651,690
Construction in progress	31,609	21,853
Tenant origination and absorption costs	257,161	264,973
Total real estate, cost	3,344,049	3,333,649
Less accumulated depreciation and amortization	(370,189)	(344,794)
Total real estate, net	2,973,860	2,988,855
Cash and cash equivalents	55,648	72,068
Investment in unconsolidated joint venture	32,786	—
Rents and other receivables, net	73,039	64,654
Above-market leases, net	7,488	8,191
Due from affiliates	223	—
Prepaid expenses and other assets	71,217	48,908
Total assets	$3,214,261	$3,182,676
Liabilities and equity
Notes payable, net	$1,843,709	$1,783,468
Accounts payable and accrued liabilities	49,896	56,210
Due to affiliate	2,470	2,397
Distributions payable	10,026	10,000
Below-market leases, net	31,381	33,655
Other liabilities	41,551	41,699
Total liabilities	1,979,033	1,927,429
Commitments and contingencies (Note 10)
Redeemable common stock	64,327	61,871
Equity:
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 181,173,476 and 180,890,572 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,812	1,809
Additional paid-in capital	1,591,649	1,591,652
Cumulative distributions and net losses	(422,181)	(398,087)
Accumulated other comprehensive loss	(679)	(2,298)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	1,170,601	1,193,076
Noncontrolling interest	300	300
Total equity	1,170,901	1,193,376
Total liabilities and equity	$3,214,261	$3,182,676
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$80,821	$74,985
Tenant reimbursements	19,105	17,503
Other operating income	5,474	5,006
Interest income from real estate loan receivable	—	409
Total revenues	105,400	97,903
Expenses:
Operating, maintenance and management	22,489	21,895
Real estate taxes and insurance	15,922	15,618
Asset management fees to affiliate	6,205	6,143
Real estate acquisition fees to affiliate	—	1,473
Real estate acquisition fees and expenses	—	288
General and administrative expenses	1,224	1,258
Depreciation and amortization	41,695	39,465
Interest expense	12,901	25,355
Total expenses	100,436	111,495
Other income:
Other interest income	23	12
Equity in loss of unconsolidated joint venture	(1)	—
Total other income, net	22	12
Net income (loss)	4,986	(13,580)
Net income (loss) attributable to noncontrolling interest	—	—
Net income (loss) attributable to common stockholders	$4,986	$(13,580)
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.03	$(0.08)
Weighted-average number of common shares outstanding, basic and diluted	181,445,091	178,880,351
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$4,986	$(13,580)
Other comprehensive income (loss):
Unrealized income (losses) on derivative instruments	725	(6,306)
Reclassification adjustment realized in net income (effective portion)	894	1,459
Total other comprehensive income (loss)	1,619	(4,847)
Total comprehensive income (loss)	6,605	(18,427)
Total comprehensive income (loss) attributable to noncontrolling interest	—	—
Total comprehensive income (loss) attributable to common stockholders	$6,605	$(18,427)
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2016 and the Three Months Ended March 31, 2017 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2015	177,943,238	$1,779	$1,571,107	$(281,825)	$(4,229)	$1,286,832	$—	$1,286,832
Net income	—	—	—	763	—	763	—	763
Other comprehensive income	—	—	—	—	1,931	1,931	—	1,931
Issuance of common stock	6,485,383	65	61,806	—	—	61,871	—	61,871
Transfers to redeemable common stock	—	—	(6,504)	—	—	(6,504)	—	(6,504)
Redemptions of common stock	(3,538,049)	(35)	(34,732)	—	—	(34,767)	—	(34,767)
Distributions declared	—	—	—	(117,025)	—	(117,025)	—	(117,025)
Other offering costs	—	—	(25)	—	—	(25)	—	(25)
Noncontrolling interest contribution	—	—	—	—	—	—	300	300
Balance, December 31, 2016	180,890,572	$1,809	$1,591,652	$(398,087)	$(2,298)	$1,193,076	$300	$1,193,376
Net income	—	—	—	4,986	—	4,986	—	4,986
Other comprehensive income	—	—	—	—	1,619	1,619	—	1,619
Issuance of common stock	1,483,839	15	14,972	—	—	14,987	—	14,987
Transfers to redeemable common stock	—	—	(2,456)	—	—	(2,456)	—	(2,456)
Redemptions of common stock	(1,200,935)	(12)	(12,518)	—	—	(12,530)	—	(12,530)
Distributions declared	—	—	—	(29,080)	—	(29,080)	—	(29,080)
Other offering costs	—	—	(1)	—	—	(1)	—	(1)
Balance, March 31, 2017	181,173,476	$1,812	$1,591,649	$(422,181)	$(679)	$1,170,601	$300	$1,170,901
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$4,986	$(13,580)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,695	39,465
Equity in loss of unconsolidated joint venture	1	—
Noncash interest income on real estate-related investment	—	7
Deferred rents	(4,063)	(5,804)
Allowance for doubtful accounts	211	151
Amortization of above- and below-market leases, net	(1,571)	(2,163)
Amortization of deferred financing costs	1,210	1,267
Unrealized (gains) losses on derivative instruments	(2,538)	12,743
Changes in operating assets and liabilities:
Rents and other receivables	(4,069)	(1,886)
Prepaid expenses and other assets	(12,834)	(10,935)
Accounts payable and accrued liabilities	(6,857)	(7,948)
Other liabilities	3,207	(1,643)
Due from affiliate	(223)	(309)
Due to affiliates	(58)	(2,527)
Net cash provided by operating activities	19,097	6,838
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(141,604)
Improvements to real estate	(15,218)	(12,118)
Investment in unconsolidated joint venture	(32,773)	—
Payments for construction in progress	(11,213)	(474)
Principal repayments on real estate loan receivable	—	45
Escrow deposits for tenant improvements	(7,744)	—
Net cash used in investing activities	(66,948)	(154,151)
Cash Flows from Financing Activities:
Proceeds from notes payable	59,675	134,394
Principal payments on notes payable	(532)	(31,000)
Payments of deferred financing costs	(1,162)	(1,324)
Payments to redeem common stock	(12,482)	(4,570)
Return of contingent consideration related to acquisition of real estate	—	85
Payments of other offering costs	(1)	(5)
Distributions paid to common stockholders	(14,067)	(13,281)
Net cash provided by financing activities	31,431	84,299
Net decrease in cash and cash equivalents	(16,420)	(63,014)
Cash and cash equivalents, beginning of period	72,068	108,242
Cash and cash equivalents, end of period	$55,648	$45,228
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $170 and $0 for the three months ended March 31, 2017 and 2016, respectively	$13,527	$10,903
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$14,987	$15,322
Increase in distributions payable	$26	$64
Increase in redeemable common stock payable	$48	$—
Increase in accrued improvements to real estate	$—	$1,959
Liabilities assumed in connection with real estate acquisition	$—	$157
Increase in construction in progress payable	$—	$1,716
Increase in construction in progress due to affiliate	$117	$25
Application of escrow deposits to acquisition of real estate	$—	$4,350
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2017, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of March 31, 2017, the Company owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. Additionally, as of March 31, 2017, the Company had entered into a joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of March 31, 2017, the Company had also sold 18,457,068 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $179.9 million. Also as of March 31, 2017, the Company had redeemed 6,568,216 shares sold in the Offering for $65.0 million.
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
March 31, 2017
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016 except for the addition of an accounting policy with respect to investments in unconsolidated joint ventures under the equity method. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Investments in Unconsolidated Joint Ventures
The Company accounts for investments in unconsolidated joint ventures over which the Company may exercise significant influence, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of March 31, 2017, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the equity method.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2017 and 2016, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Distributions declared per common share were $0.160 and $0.160 for the three months ended March 31, 2017 and 2016, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2017 and 2016, respectively. For each day that was a record date for distributions during the three months ended March 31, 2017 and 2016, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2016 through February 28, 2016, March 1, 2016 through March 31, 2016 and January 1, 2017 through March 31, 2017 was a record date for distributions.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of March 31, 2017, the Company aggregated its investments in real estate properties into one reportable business segment.
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
March 31, 2017
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
March 31, 2017
(unaudited)

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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  If the screen is not met, ASU No. 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements.  ASU No. 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs.  Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments can be applied to transactions occurring before the guidance was issued (January 5, 2017) as long as the applicable financial statements have not been issued.  The Company elected to early adopt ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, the Company’s acquisitions of investment properties beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations).  Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed as incurred.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

3.	REAL ESTATE
As of March 31, 2017, the Company’s real estate portfolio was composed of 28 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 11.1 million rentable square feet. In addition, the Company had entered into a joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. As of March 31, 2017, the Company’s real estate portfolio was collectively 93% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(11,923)	$35,450
Town Center	03/27/2012	Plano	TX	Office	115,703	(21,847)	93,856
McEwen Building	04/30/2012	Franklin	TN	Office	38,544	(8,052)	30,492
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	24,976	(5,616)	19,360
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	51,035	(10,513)	40,522
RBC Plaza	01/31/2013	Minneapolis	MN	Office	150,504	(26,330)	124,174
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	90,265	(12,790)	77,475
Preston Commons	06/19/2013	Dallas	TX	Office	116,055	(17,223)	98,832
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,371	(10,687)	68,684
201 Spear Street	12/03/2013	San Francisco	CA	Office	134,575	(11,406)	123,169
500 West Madison	12/16/2013	Chicago	IL	Office	436,854	(59,218)	377,636
222 Main	02/27/2014	Salt Lake City	UT	Office	165,327	(20,053)	145,274
Anchor Centre	05/22/2014	Phoenix	AZ	Office	92,837	(10,860)	81,977
171 17th Street	08/25/2014	Atlanta	GA	Office	131,947	(16,455)	115,492
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	33,428	(4,362)	29,066
Reston Square	12/03/2014	Reston	VA	Office	46,887	(5,313)	41,574
Ten Almaden	12/05/2014	San Jose	CA	Office	123,162	(12,077)	111,085
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	260,323	(25,286)	235,037
101 South Hanley	12/24/2014	St. Louis	MO	Office	69,976	(6,707)	63,269
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,334	(11,303)	140,031
Village Center Station	05/20/2015	Greenwood Village	CO	Office	78,040	(6,791)	71,249
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	129,555	(10,028)	119,527
201 17th Street	06/23/2015	Atlanta	GA	Office	103,228	(7,587)	95,641
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,623	(5,211)	57,412
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	90,041	(5,694)	84,347
515 Congress	08/31/2015	Austin	TX	Office	116,789	(8,294)	108,495
The Almaden	09/23/2015	San Jose	CA	Office	164,288	(8,821)	155,467
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	55,870	(1,849)	54,021
Carillon	01/15/2016	Charlotte	NC	Office	151,530	(7,893)	143,637
Hardware Village (1)	08/26/2016	Salt Lake City	UT	Development/Apartment	31,609	—	31,609
					$3,344,049	$(370,189)	$2,973,860
_____________________
(1) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a joint venture (the “Hardware Village Joint Venture”) to develop and subsequently operate a multifamily apartment complex, located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

As of March 31, 2017, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$377,636	11.7%	$35,203	$24.95	96.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2017, the leases had remaining terms, excluding options to extend, of up to 14.8 years with a weighted-average remaining term of 4.7 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $12.3 million and $12.7 million as of March 31, 2017 and December 31, 2016, respectively.
During the three months ended March 31, 2017 and 2016, the Company recognized deferred rent from tenants of $4.1 million and $5.8 million, respectively. As of March 31, 2017 and December 31, 2016, the cumulative deferred rent balance was $63.6 million and $58.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.9 million and $5.2 million of unamortized lease incentives as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2017 through December 31, 2017	$214,415
2018	283,496
2019	258,389
2020	222,601
2021	190,487
Thereafter	566,531
$1,735,919

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

As of March 31, 2017, the Company’s real estate properties were leased to approximately 900 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	163	$63,728	21.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2017, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of March 31, 2017, the Company’s net investments in real estate in California, Texas and Illinois represented 20%, 16% and 12% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Cost	$257,161	$264,973	$13,731	$14,383	$(51,295)	$(55,438)
Accumulated Amortization	(103,051)	(99,757)	(6,243)	(6,192)	19,914	21,783
Net Amount	$154,110	$165,216	$7,488	$8,191	$(31,381)	$(33,655)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Amortization	$(11,106)	$(11,730)	$(703)	$(680)	$2,274	$2,843

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
Village Center Station II Equity Method Investment
On March 3, 2017, the Company, through an indirect wholly owned subsidiary, acquired a 75% equity interest in an existing company and created a joint venture with an unaffiliated developer, Shea Village Center Station II, LLC (the “Developer”) (the “Village Center Station II Joint Venture”) to develop and subsequently operate a 12-story office building and an adjacent two-story office/retail building in the Denver submarket of Greenwood Village, Colorado (together “Village Center Station II”). The total projected cost of the development is approximately $113.1 million and the Company’s initial capital contribution to the Village Center Station II Joint Venture was $32.3 million. The Village Center Station II Joint Venture intends to fund the construction of Village Center Station II with capital contributions from its members and proceeds from a construction loan for borrowings of up to $78.5 million. As of March 31, 2017, no amounts have been drawn under the construction loan. The Company has concluded that the Village Center Station II Joint Venture qualifies as a Variable Interest Entity (“VIE”) and determined that it is not the primary beneficiary of this VIE and to account for its investment in the project under the equity method of accounting. Under the agreement, the Company may be required to contribute up to 75% of additional requested contributions to the Village Center Station II Joint Venture. The Developer will fund all cost overruns (excluding certain overruns described in the Charter Communications lease) once the Village Center Station II Joint Venture has used all available funds in the development of Village Center Station II. Upon completion of Village Center Station II, the Company expects to purchase the Developer’s 25% equity interest. The Developer has an option, provided the put conditions have been satisfied, the most significant of which is completion of the project, to require the Company to purchase its 25% equity interest. If the Developer does not make such request, the Company has the right to purchase the Developer’s 25% equity interest. The expected purchase price of the Developer’s 25% equity interest is approximately $25.0 million.
As of March 31, 2017, the book value of the Company’s investment in the Village Center Station II Joint Venture was $32.8 million which includes $0.5 million of acquisition costs incurred directly by the Company. As of March 31, 2017, the Company’s maximum loss exposure related to its investment in the Village Center Station II Joint Venture is equal to the carrying value of its $32.8 million investment.
Summarized financial information for the Village Center Station II Joint Venture follows (in thousands):

March 31, 2017
Assets:
Construction in progress	$37,447
Cash and cash equivalents	8,178
Other assets	3,205
Total assets	$48,830
Liabilities and equity:
Accounts payable	$5,687
Other liabilities	28
Members’ capital	43,115
Total liabilities and equity	$48,830

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

6.	NOTES PAYABLE
As of March 31, 2017 and December 31, 2016, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of March 31, 2017(1)	Effective Interest Rate as of March 31, 2017 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (4)	153,460	127,500	One-month LIBOR + 1.90%	2.68%	Interest Only	06/01/2019
RBC Plaza Mortgage Loan	75,859	75,930	One-month LIBOR + 1.80%	2.58%	Principal & Interest	02/01/2018
National Office Portfolio Mortgage Loan (5)	170,602	170,602	One-month LIBOR + 1.50%	2.82%	Interest Only	07/01/2017
500 West Madison Mortgage Loan (6)	215,000	215,000	One-month LIBOR + 1.65%	3.16%	Interest Only	12/16/2018
222 Main Mortgage Loan	100,882	101,343	3.97%	3.97%	Principal & Interest	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2017
171 17th Street Mortgage Loan	83,778	83,778	One-month LIBOR + 1.45%	2.75%	Interest Only(3)	09/01/2018
Reston Square Mortgage Loan	29,800	23,840	One-month LIBOR + 1.50%	3.54%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan	65,853	65,853	One-month LIBOR + 1.65%	3.42%	Interest Only	01/01/2018
Towers at Emeryville Mortgage Loan (7)	151,929	145,379	One-month LIBOR + 1.75%	3.95%	Interest Only	01/15/2018
101 South Hanley Mortgage Loan	39,133	37,502	One-month LIBOR + 1.55%	2.33%	Interest Only(3)	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	3.53%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	21,689	20,868	One-month LIBOR + 1.50%	2.28%	Interest Only	06/05/2018
201 17th Street Mortgage Loan	63,950	58,063	One-month LIBOR + 1.40%	2.18%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only(3)	09/01/2022
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	3.57%	Interest Only	10/01/2022
515 Congress Mortgage Loan	67,500	67,500	One-month LIBOR + 1.70%	2.49%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	100,000	One-month LIBOR + 1.66%	2.45%	Interest Only	01/01/2019
Carillon Mortgage Loan	89,306	76,440	One-month LIBOR + 1.65%	3.19%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan	27,129	27,129	One-month LIBOR + 1.60%	2.39%	Interest Only	02/01/2019
Hardware Village Loan Facility (8)	—	—	(8)	—%	Interest Only	02/23/2020
Total notes payable principal outstanding	1,852,548	1,793,405
Deferred financing costs, net	(8,839)	(9,937)
Total notes payable, net	$1,843,709	$1,783,468

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of March 31, 2017, where applicable. For further information regarding the Company's derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Represents the payment type required under the loan as of March 31, 2017. Certain future monthly payments due under these loans also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes payable, see five-year maturity table below.
(4) As of March 31, 2017, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of March 31, 2017, the outstanding balance under the loan consisted of $127.5 million of term debt and $26.0 million of revolving debt. As of March 31, 2017, an additional $100.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $1.0 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza.
(6) As of March 31, 2017, $215.0 million of term debt was outstanding and $40.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(7) As of March 31, 2017, $151.9 million had been disbursed to the Company and $23.1 million remained available for future disbursements, subject to certain conditions set forth in the loan documents.
(8) See “ – Recent Financing Transactions – Hardware Village Loan Facility” below.
As of March 31, 2017, the Company’s deferred financing costs were $9.9 million, net of amortization, of which $8.8 million was included in notes payable, net, and $1.1 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2016, the Company’s deferred financing costs were $10.0 million, net of amortization, of which $9.9 million was included in notes payable, net, and $0.1 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2017 and 2016, the Company incurred $12.9 million and $25.4 million of interest expense, respectively. As of March 31, 2017 and December 31, 2016, $5.0 million and $4.3 million of interest expense were payable, respectively. Included in interest expense for the three months ended March 31, 2017 and 2016 was $1.2 million and $1.3 million of amortization of deferred financing costs, respectively. Additionally, during the three months ended March 31, 2017, the Company capitalized $0.2 million of interest to construction in progress. The Company's interest expense was reduced by $0.1 million as a result of the Company's derivative instruments for the three months March 31, 2017. Interest expense incurred as a result of the Company’s derivative instruments for the three months ended March 31, 2016 was $14.4 million.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2017 (in thousands):

April 1, 2017 through December 31, 2017	$222,722
2018	784,578
2019	283,170
2020	287,532
2021	93,956
Thereafter	180,590
$1,852,548

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The Company’s notes payable contain financial debt covenants. As of March 31, 2017, the Company was in compliance with these debt covenants.
Recent Financing Transactions
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
KBS REIT Properties III (“REIT Properties III”) is providing a guaranty with respect to certain obligations and liabilities, and related costs, damages and expenses, owed by the Hardware Village Joint Venture to the lender under the Hardware Village Loan Facility resulting from: certain intentional actions committed by the Hardware Village Joint Venture, REIT Properties III and/or any of their affiliates in violation of the loan documents and certain other occurrences described in the loan documents. REIT Properties III is also providing a guaranty of 35% of the principal balance and any interest or other sums outstanding under the loan and a full guaranty of the principal balance and any interest or other sums outstanding under the loan facility in the event of certain (i) bankruptcy or insolvency proceedings involving the Hardware Village Joint Venture or REIT Properties III or (ii) transfers of Hardware Village in violation of the loan documents. REIT Properties III is also providing a guaranty of the completion of construction of Hardware Village and of the payment of all amounts related thereto.

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
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of March 31, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2017		December 31, 2016			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2017
Derivative instruments designated as hedging instruments
Interest Rate Swaps	6	$556,400	7	$625,130	One-month LIBOR/ Fixed at 0.86% - 1.68%	1.42%	1.4

Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	12	$658,183	12	$658,183	One-month LIBOR/ Fixed at 1.39% - 2.37%	1.99%	3.3
Interest Rate Cap (2)	—	$—	1	$147,340	(2)	(2)	(2)
_____________________
(1) Included in these amounts are three forward interest rate swaps with an aggregate notional amount of $140.1 million that were not yet in effect as of March 31, 2017. These three interest rate swaps will become effective at various times during the remainder of 2017 through 2018.
(2) The interest rate cap matured on January 1, 2017.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

		March 31, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	2	$159	1	$42
Interest Rate Swaps	Other liabilities, at fair value	4	$(838)	6	$(2,340)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	4	$2,225	4	$1,588
Interest Rate Swaps	Other liabilities, at fair value	8	$(5,487)	8	$(7,388)
Interest Rate Cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
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

	For the Three Months Ended March 31,
	2017	2016
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$894	$1,459
	894	1,459

Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	1,543	180
Unrealized (gain) loss on interest rate swaps	(2,538)	12,741
Unrealized loss on interest rate cap	—	2
	(995)	12,923
(Decrease) increase in interest expense as a result of derivatives	$(101)	$14,382

Other comprehensive income related
Unrealized income (losses) on derivative instruments	$725	$(6,306)
During the three months ended March 31, 2017 and 2016, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $1.0 million as of March 31, 2017 and was included in accumulated other comprehensive income (loss).

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
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
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2017 and December 31, 2016, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,852,548	$1,843,709	$1,836,766	$1,793,405	$1,783,468	$1,775,953
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
As of March 31, 2017, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swaps	$2,384	$—	$2,384	$—
Liability derivatives - interest rate swaps	(6,325)	—	(6,325)	—

9.	RELATED PARTY TRANSACTIONS
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
March 31, 2017
(unaudited)

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
During the three months ended March 31, 2017 and 2016, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2017 and 2016, respectively, and any related amounts payable as of March 31, 2017 and December 31, 2016 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2017	2016	2017	2016
Expensed
Asset management fees	$6,205	$6,143	$2,140	$2,126
Reimbursement of operating expenses (1)	141	52	67	139
Real estate acquisition fees	—	1,473	—	—
Capitalized
Acquisition fee on development project	110	25	231	121
Acquisition fee on unconsolidated joint venture	324	—	—	—
Asset management fee on development project	48	—	18	11
Asset management fee on unconsolidated joint venture	14	—	14	—
	$6,842	$7,693	$2,470	$2,397
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $65,000 and $52,000 for the three months ended March 31, 2017 and 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2017 and 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three months ended March 31, 2017 and 2016, the Advisor had not incurred any costs of the supplemental coverage obtained by the Company.
During the three months ended March 31, 2017 and 2016, the Company had a $0.2 million property insurance rebate due from the Advisor. During the three months ended March 31, 2016, the Company had $0.1 million for legal and professional fees due from the Advisor.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of March 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the three months ended March 31, 2017 and 2016, the Company recognized $0.1 million of revenue related to this lease.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 3, 2017, the Company paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2017 through March 31, 2017. On May 1, 2017, the Company paid distributions of $9.7 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2017 through April 30, 2017.
Distributions Declared
On May 8, 2017, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2017 through June 30, 2017, which the Company expects to pay in July 2017, and distributions based on daily record dates for the period from July 1, 2017 through July 31, 2017, which the Company expects to pay in August 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.11% annualized rate based on the Company's December 9, 2016 estimated value per share of $10.63.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of March 31, 2017, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. From time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

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

All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”).
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
We have invested in a diverse portfolio of real estate investments. As of March 31, 2017, we owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. Additionally, as of March 31, 2017, we had entered into a joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of March 31, 2017, we had also sold 18,457,068 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $179.9 million. Also as of March 31, 2017, we had redeemed 6,568,216 shares sold in our initial public offering for $65.0 million.
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
Conditions in the global capital markets remained volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 94 months (as of the end of first quarter 2017), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In March 2017, the U.S. Federal Reserve (the “FED”) increased interest rates for the third time in three years. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
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

Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, the uncertainty regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED increased interest rates for the third time in three years. The real estate and finance markets anticipate further rate increases as long as the economy remains strong. If this trend continues, management will review our debt financing strategies to optimize the cost of our debt exposure.
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
As of March 31, 2017, we had debt obligations in the aggregate principal amount of $1.9 billion, with a weighted-average remaining term of 2.0 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Our debt obligations consisted of $193.9 million of fixed rate notes payable and $1.7 billion of variable rate notes payable. As of March 31, 2017, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. In addition, we entered into three interest rate swaps with an aggregate notional amount of $140.1 million, which will become effective at various times during the remainder of 2017 through 2018.
Liquidity and Capital Resources
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of March 31, 2017, we had also sold 18,457,068 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $179.9 million. Also as of March 31, 2017, we had redeemed 6,568,216 shares sold in our initial public offering for $65.0 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015.
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
Our principal demands for funds during the short and long-term are and will be for the acquisition of additional real estate investments; operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; capital commitments and development expenses under our joint venture agreements; and payments of distributions to stockholders. Our primary sources of capital for meeting our cash requirements are as follows:

•	Cash flow generated by our real estate investments;

•	Debt financings (including amounts currently available under existing loan facilities); and

•	Proceeds from common stock issued under our dividend reinvestment plan.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2017, we owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. In addition, we had entered into a joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
As of March 31, 2017, we had mortgage debt obligations in the aggregate principal amount of $1.9 billion, with a weighted-average remaining term of 2.0 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $153.3 million of debt obligations maturing during the 12 months ending March 31, 2018. As of March 31, 2017, we had $100.5 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We paid distributions to our stockholders during the three months ended March 31, 2017 using cash flow from operations from current and prior periods. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2017 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of March 31, 2017, we owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. In addition, we had entered into a joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. During the three months ended March 31, 2017, net cash provided by operating activities was $19.1 million, compared to net cash provided by operating activities of $6.8 million during the three months ended March 31, 2016. Net cash provided by operating activities increased in 2017 primarily as a result of the timing of payments in 2016 related to property taxes, deferred asset management fees and acquisition fees and expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $66.9 million for the three months ended March 31, 2017 and primarily consisted of the following:

•	$32.8 million to make an investment in an unconsolidated joint venture;

•	$15.2 million used for improvements to real estate;

•	$11.2 million used for construction in progress related to Hardware Village (defined below); and

•	$7.7 million of escrow deposits for tenant improvements.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of debt financings and distributions paid to our stockholders. During the three months ended March 31, 2017, net cash provided by financing activities was $31.4 million and primarily consisted of the following:

•
$58.0 million of net cash provided by debt financing as a result of proceeds from notes payable of $59.7 million, partially offset by principal payments on notes payable of $0.5 million and payments of deferred financing costs of $1.2 million;

•	$14.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $15.0 million; and

•	$12.5 million of cash used for redemptions of common stock.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of March 31, 2017, our borrowings and other liabilities were approximately 56% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
Among the fees payable to our advisor is an asset management fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to our advisor), as of the time of calculation.
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
As of March 31, 2017, we had reimbursed our advisor for all accrued and deferred asset management fees in accordance with the terms noted above.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future. As of March 31, 2017, we had $2.2 million of asset management fees payable related to asset management fees incurred for the month of March 2017, which were subsequently paid in April 2017.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$1,852,548	$222,722	$1,067,748	$381,489	$180,589
Interest payments on outstanding debt obligations (2)	122,742	42,438	57,975	20,183	2,146
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $14.4 million, excluding amortization of deferred financing costs totaling $1.2 million and unrealized gain on derivatives of $2.5 million and including interest capitalized of $0.2 million during the three months ended March 31, 2017.
In addition, as of March 31, 2017, we expect to incur approximately $76.0 million related to development costs through 2018 related to our development of Hardware Village (defined below). As of March 31, 2017, we expect to acquire the developer’s 25% equity interest upon completion of Village Center Station II (defined below) in 2018 for approximately $25.0 million.
Results of Operations
Overview
As of March 31, 2016, we owned 28 office properties, one mixed-use office/retail property and one real estate loan receivable. As of March 31, 2017, we owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property (“Village Center Station II”), which is currently under construction. In addition, we had entered into a joint venture to develop and subsequently operate a multifamily apartment project (“Hardware Village”), which is currently under construction. As a result, the results of operations presented for the three months ended March 31, 2017 and 2016 are not directly comparable due to our acquisition and development activity and the payoff of our investment in a real estate loan receivable.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2017 versus the three months ended March 31, 2016
The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Payoffs (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2017	2016
Rental income	$80,821	$74,985	$5,836	8%	$484	$5,352
Tenant reimbursements	19,105	17,503	1,602	9%	(55)	1,657
Interest income from real estate loan receivable	—	409	(409)	(100)%	(409)	—
Other operating income	5,474	5,006	468	9%	98	370
Operating, maintenance and management costs	22,489	21,895	594	3%	86	508
Real estate taxes and insurance	15,922	15,618	304	2%	32	272
Asset management fees to affiliate	6,205	6,143	62	1%	2	60
Real estate acquisition fees to affiliate	—	1,473	(1,473)	n/a	(1,473)	n/a
Real estate acquisition fees and expenses	—	288	(288)	(100)%	(288)	n/a
General and administrative expenses	1,224	1,258	(34)	(3)%	n/a	n/a
Depreciation and amortization	41,695	39,465	2,230	6%	256	1,974
Interest expense	12,901	25,355	(12,454)	(49)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 related to investments acquired or repaid of on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $92.5 million for the three months ended March 31, 2016 to $100.0 million for the three months ended March 31, 2017. The increase in rental income and tenant reimbursements for properties held throughout both periods was primarily due to an increase in lease termination fees, rental rates and occupancy from 92.5% as of March 31, 2016 to 92.8% as of March 31, 2017. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments and increase based on the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.4 million for the three months ended March 31, 2016 to $0 for the three months ended March 31, 2017 as a result of the Aberdeen First Mortgage Origination being paid off on July 1, 2016.
Other operating income increased from $5.0 million during the three months ended March 31, 2016 to $5.5 million for the three months ended March 31, 2017. The increase in other operating income for properties held throughout both periods was primarily due to an increase in parking revenues. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and increase based on the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Operating, maintenance and management costs increased from $21.9 million for the three months ended March 31, 2016 to $22.5 million for the three months ended March 31, 2017. The increase in operating, maintenance and management costs for properties held throughout both periods was primarily due to an increase in repairs and maintenance and management fees. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and general inflation.
Real estate taxes and insurance increased from $15.6 million for the three months ended March 31, 2016 to $15.9 million for the three months ended March 31, 2017. The increase in real estate taxes and insurance for properties held throughout both periods was primarily due to higher property taxes. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and general increases due to future property tax reassessments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate investments increased from $6.1 million for the three months ended March 31, 2016 to $6.2 million for the three months ended March 31, 2017. Additionally, during the three months ended March 31, 2017, we capitalized an aggregate of $0.1 million in asset management fees related to the development of Hardware Village and Village Center Station II. Asset management fees upon completion of these projects will be expensed as incurred. We expect asset management fees to increase in future periods as a result of the development and subsequent operation of Hardware Village, upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and as a result of any improvements we make to our properties, which increase would be offset to the extent we dispose of any of our future assets. As of March 31, 2017, $2.2 million of asset management fees were payable, which were subsequently paid in April 2017.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $1.8 million for the three months ended March 31, 2016 to $0 for the three months ended March 31, 2017 due to a decrease in acquisition activity. During the three months ended March 31, 2017, we did not acquire any investments accounted for as a business combination, but we did make an investment in an unconsolidated joint venture. During the three months ended March 31, 2017, we capitalized an aggregate of $0.4 million in acquisition fees and expenses related to the development of Hardware Village and the investment in the unconsolidated joint venture investment, the Village Center Station II Joint Venture. During the three months ended March 31, 2016, we acquired one real estate property for $146.1 million accounted for as a business combination. We do not expect to incur any significant real estate acquisition fees and expenses in future periods.
Depreciation and amortization increased from $39.5 million for the three months ended March 31, 2016 to $41.7 million for the three months ended March 31, 2017. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination costs and increase as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Interest expense decreased from $25.4 million for the three months ended March 31, 2016 to $12.9 million for the three months ended March 31, 2017. Included in interest expense is the amortization of deferred financing costs of $1.3 million and $1.2 million for the three months ended March 31, 2016 and 2017, respectively. Additionally, during the three months ended March 31, 2017, we capitalized $0.2 million of interest to construction-in-progress related to Hardware Village. Interest expense incurred as a result of our derivative instruments for the three months ended March 31, 2016 and 2017 was $14.4 million and $0, respectively, which includes $12.7 million of unrealized losses and $2.5 million of unrealized gains on derivative instruments for the three months ended March 31, 2016 and 2017, respectively. The decrease in interest expense is primarily due to changes in value on interest rate swaps. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
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

Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses MFFO as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs (to the extent that such fees and expenses have been recorded as operating expenses) from MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO also excludes non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, unrealized (gains) losses on derivative instruments and acquisition fees and expenses (as applicable) are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Acquisition fees and expenses.  Prior to our early adoption of ASU No. 2017-01 on January 1, 2017, acquisition fees and expenses related to the acquisition of real estate were generally expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition fees and expenses have been funded from the proceeds from our now-terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to common stockholders	$4,986	$(13,580)
Depreciation of real estate assets	20,759	18,550
Amortization of lease-related costs	20,936	20,915
FFO attributable to common stockholders	46,681	25,885
Straight-line rent and amortization of above- and below-market leases	(5,634)	(7,967)
Amortization of discounts and closing costs	—	7
Unrealized (gains) losses on derivative instruments	(2,538)	12,743
Real estate acquisition fees to affiliate	—	1,473
Real estate acquisition fees and expenses	—	288
MFFO attributable to common stockholders	$38,509	$32,429
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from operating activities were as follows for the first quarter of 2017 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2017	$29,080	$0.160	$14,067	$14,987	$29,054	$19,097
_____________________

(1)	Distributions for the period from January 1, 2017 through March 31, 2017 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2017, we paid aggregate distributions of $29.1 million, including $14.1 million of distributions paid in cash and $15.0 million of distributions reinvested through our dividend reinvestment plan. Our net income for the three months ended March 31, 2017 was $5.0 million. FFO for the three months ended March 31, 2017 was $46.7 million and cash flow from operating activities was $19.1 million. See the reconciliation of FFO to net income (loss) above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $19.1 million of cash flow from operating activities and $10.0 million of cash flow from operating activities in excess of distributions paid during 2016. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that a greater percentage of our distributions will be paid from current cash flow from operating activities (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under any real estate-related investments we make). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments and the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part II, Item 1A, herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Those factors include: the future operating performance of our current and future real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. There have been no significant changes to our policies during 2017 except for the addition of an accounting policy with respect to investments in unconsolidated joint ventures under the equity method.
Investments in Unconsolidated Joint Ventures
We account for investments in unconsolidated joint ventures over which we may exercise significant influence, but do not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and our proportionate share of equity in the joint venture’s income (loss). We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 3, 2017, we paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2017 through March 31, 2017. On May 1, 2017, we paid distributions of $9.7 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2017 through April 30, 2017.
Distributions Declared
On May 8, 2017, our board of directors declared distributions based on daily record dates for the period from June 1, 2017 through June 30, 2017, which we expect to pay in July 2017, and distributions based on daily record dates for the period from July 1, 2017 through July 31, 2017, which we expect to pay in August 2017. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable, if any, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2017, the fair value of our fixed rate debt was $192.9 million and the outstanding principal balance of our fixed rate debt was $193.9 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2017.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.  As of March 31, 2017, we did not own any fixed rate loans receivable.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $584.1 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. This amount does not take into account the impact of $140.1 million of forward interest rate swap agreements that were not yet effective as of March 31, 2017. Based on interest rates as of March 31, 2017, if interest rates were 100 basis points higher during the 12 months ending March 31, 2018, interest expense on our variable rate debt would increase by $5.8 million. As of March 31, 2017, one-month LIBOR was 0.98278% and if this index was reduced to 0% during the 12 months ending March 31, 2018, interest expense on our variable rate debt would decrease by $5.7 million. As of March 31, 2017, we did not own any variable rate loans receivable.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2017 were 4.1% and 3.0%, respectively.  The weighted-average interest rates represent the actual interest rate in effect as of March 31, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2017 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook - Real Estate and Real Estate Finance Markets” herein, the risks discussed in Part II, Item 1A herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.
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
For the three months ended March 31, 2017, we paid aggregate distributions of $29.1 million, including $14.1 million of distributions paid in cash and $15.0 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $19.1 million (66%) of cash flow from operating activities and $10.0 million (34%) of cash flow from operating activities in excess of distributions paid during 2016. For the three months ended March 31, 2017, our cash flow from operating activities to distributions paid coverage ratio was 66% and our funds from operations to distributions paid coverage ratio was 161%.
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
During the three months ended March 31, 2017, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	536,160	$10.46	(3)
February 2017	206,012	$10.51	(3)
March 2017	458,763	$10.37	(3)
Total	1,200,935
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2016, our net proceeds from the dividend reinvestment plan were $61.9 million. During the three months ended March 31, 2017, we redeemed $12.5 million of shares of common stock and $49.4 million was available for redemptions of shares eligible for redemption for the remainder of 2017.

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 9, 2017	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 9, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)