Form 10-Q
period 2017-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2017-08-09
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 4, 2017, there were 180,938,273 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate:
Land	$395,133	$395,133
Buildings and improvements	2,677,643	2,651,690
Construction in progress	42,914	21,853
Tenant origination and absorption costs	248,418	264,973
Total real estate, cost	3,364,108	3,333,649
Less accumulated depreciation and amortization	(394,126)	(344,794)
Total real estate, net	2,969,982	2,988,855
Cash and cash equivalents	69,261	72,068
Investment in unconsolidated joint venture	33,197	—
Rents and other receivables, net	72,261	64,654
Above-market leases, net	6,944	8,191
Prepaid expenses and other assets	65,153	48,908
Total assets	$3,216,798	$3,182,676
Liabilities and equity
Notes payable, net	$1,877,866	$1,783,468
Accounts payable and accrued liabilities	59,748	56,210
Due to affiliate	2,547	2,397
Distributions payable	9,697	10,000
Below-market leases, net	28,876	33,655
Other liabilities	37,249	41,699
Total liabilities	2,015,983	1,927,429
Commitments and contingencies (Note 10)
Redeemable common stock	60,496	61,871
Equity
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 180,851,059 and 180,890,572 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,809	1,809
Additional paid-in capital	1,591,652	1,591,652
Cumulative distributions and net losses	(453,170)	(398,087)
Accumulated other comprehensive loss	(245)	(2,298)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	1,140,046	1,193,076
Noncontrolling interest	273	300
Total equity	1,140,319	1,193,376
Total liabilities and equity	$3,216,798	$3,182,676
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$77,582	$76,800	$158,403	$151,785
Tenant reimbursements	19,484	18,089	38,589	35,592
Other operating income	5,953	4,949	11,426	9,954
Interest income from real estate loan receivable	—	417	—	826
Total revenues	103,019	100,255	208,418	198,157
Expenses:
Operating, maintenance and management	22,983	22,724	45,472	44,619
Real estate taxes and insurance	16,338	15,699	32,260	31,316
Asset management fees to affiliate	6,431	6,217	12,637	12,360
Real estate acquisition fees to affiliate	—	—	—	1,473
Real estate acquisition fees and expenses	—	12	—	301
General and administrative expenses	1,117	1,569	2,341	2,826
Depreciation and amortization	41,524	40,645	83,219	80,109
Interest expense	16,896	18,550	29,797	43,906
Total expenses	105,289	105,416	205,726	216,910
Other income:
Other income	650	—	650	—
Other interest income	25	10	50	22
Equity in loss of unconsolidated joint venture	—	—	(1)	—
Total other income, net	675	10	699	22
Net (loss) income	(1,595)	(5,151)	3,391	(18,731)
Net loss attributable to noncontrolling interest	27	—	27	—
Net (loss) income attributable to common stockholders	$(1,568)	$(5,151)	$3,418	$(18,731)
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.01)	$(0.03)	$0.02	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	181,548,488	179,955,247	181,497,075	179,417,799
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(1,568)	$(5,151)	$3,418	$(18,731)
Other comprehensive income (loss):
Unrealized (losses) income on derivative instruments	(136)	(2,173)	589	(8,479)
Reclassification adjustment realized in net income (effective portion)	570	1,430	1,464	2,889
Total other comprehensive income (loss)	434	(743)	2,053	(5,590)
Total comprehensive (loss) income	(1,134)	(5,894)	5,471	(24,321)
Total comprehensive loss attributable to noncontrolling interest	27	—	27	—
Total comprehensive (loss) income attributable to common stockholders	$(1,107)	$(5,894)	$5,498	$(24,321)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2016 and the Six Months Ended June 30, 2017 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2015	177,943,238	$1,779	$1,571,107	$(281,825)	$(4,229)	$1,286,832	$—	$1,286,832
Net income	—	—	—	763	—	763	—	763
Other comprehensive income	—	—	—	—	1,931	1,931	—	1,931
Issuance of common stock	6,485,383	65	61,806	—	—	61,871	—	61,871
Transfers to redeemable common stock	—	—	(6,504)	—	—	(6,504)	—	(6,504)
Redemptions of common stock	(3,538,049)	(35)	(34,732)	—	—	(34,767)	—	(34,767)
Distributions declared	—	—	—	(117,025)	—	(117,025)	—	(117,025)
Other offering costs	—	—	(25)	—	—	(25)	—	(25)
Noncontrolling interest contribution	—	—	—	—	—	—	300	300
Balance, December 31, 2016	180,890,572	$1,809	$1,591,652	$(398,087)	$(2,298)	$1,193,076	$300	$1,193,376
Net income (loss)	—	—	—	3,418	—	3,418	(27)	3,391
Other comprehensive income	—	—	—	—	2,053	2,053	—	2,053
Issuance of common stock	2,979,831	30	30,067	—	—	30,097	—	30,097
Transfers from redeemable common stock	—	—	1,375	—	—	1,375	—	1,375
Redemptions of common stock	(3,019,344)	(30)	(31,441)	—	—	(31,471)	—	(31,471)
Distributions declared	—	—	—	(58,501)	—	(58,501)	—	(58,501)
Other offering costs	—	—	(1)	—	—	(1)	—	(1)
Balance, June 30, 2017	180,851,059	$1,809	$1,591,652	$(453,170)	$(245)	$1,140,046	$273	$1,140,319
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$3,391	$(18,731)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,219	80,109
Equity in loss of unconsolidated joint venture	1	—
Noncash interest income on real estate-related investment	—	15
Deferred rents	(5,504)	(10,044)
Loss due to property damage	238	—
Allowance for doubtful accounts	210	540
Amortization of above- and below-market leases, net	(3,532)	(5,113)
Amortization of deferred financing costs	2,410	2,548
Unrealized (gains) losses on derivative instruments	(1,575)	18,558
Changes in operating assets and liabilities:
Rents and other receivables	(2,313)	(2,321)
Prepaid expenses and other assets	(11,581)	(7,511)
Accounts payable and accrued liabilities	(5,601)	(4,799)
Other liabilities	(683)	(1,338)
Due to affiliates	(62)	(6,351)
Net cash provided by operating activities	58,618	45,562
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(141,760)
Improvements to real estate	(30,050)	(26,397)
Investment in unconsolidated joint venture	(33,145)	—
Payments for construction in progress	(21,239)	(3,202)
Advances on real estate loan receivable	—	(544)
Principal repayments on real estate loan receivable	—	86
Escrow deposits for tenant improvements	(7,744)	—
Net cash used in investing activities	(92,178)	(171,817)
Cash Flows from Financing Activities:
Proceeds from notes payable	93,396	134,394
Principal payments on notes payable	(1,210)	(31,448)
Payments of deferred financing costs	(1,254)	(1,333)
Payments to redeem common stock	(31,471)	(12,334)
Return of contingent consideration related to acquisition of real estate	—	171
Payments of other offering costs	(1)	(12)
Distributions paid to common stockholders	(28,707)	(27,059)
Net cash provided by financing activities	30,753	62,379
Net decrease in cash and cash equivalents	(2,807)	(63,876)
Cash and cash equivalents, beginning of period	72,068	108,242
Cash and cash equivalents, end of period	$69,261	$44,366
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $820 and $0 for the six months ended June 30, 2017 and 2016, respectively	$28,082	$22,459
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$30,097	$30,969
Increase in accrued improvements to real estate	$9,715	$4,330
Application of escrow deposits to acquisition of real estate	$—	$4,350
Increase in construction in progress payable	$—	$2,459
Increase in acquisition fee related to construction in progress due to affiliate	$170	$59
Increase in acquisition fee on unconsolidated joint venture due to affiliate	$53	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2017, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of June 30, 2017, the Company owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. Additionally, as of June 30, 2017, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of June 30, 2017, the Company had also sold 19,953,060 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $195.1 million. Also as of June 30, 2017, the Company had redeemed 8,386,625 shares sold in the Offering for $84.0 million.
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016, except for the addition of an accounting policy with respect to investments in unconsolidated joint ventures under the equity method. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six and months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The consolidated financial statements include the accounts of the Company, REIT Holdings III, the Operating Partnership, their direct and indirect wholly owned subsidiaries, and a joint venture in which the Company has a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Investments in Unconsolidated Joint Ventures
The Company accounts for investments in unconsolidated joint ventures over which the Company may exercise significant influence, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of June 30, 2017, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the equity method.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2017 and 2016, respectively.
Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2017, respectively. Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2016, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2017 and 2016, respectively. For each day that was a record date for distributions during the three and six months ended June 30, 2017 and 2016, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2016 through February 28, 2016, March 1, 2016 through June 30, 2016 and January 1, 2017 through June 30, 2017 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate investments exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of June 30, 2017, the Company aggregated its investments in real estate into one reportable business segment.
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The primary source of revenue for the Company is generated through leasing arrangements, which are excluded from this standard. The Company’s revenues that may be impacted by this standard primarily include other operating income, sales of real estate and other ancillary income earned at its properties. In 2016, other operating income and other ancillary income were approximately 7% of consolidated revenue. The Company is in process of evaluating how this standard will impact sales of real estate. The Company continues to evaluate the impact that the standard will have on its consolidated financial statements. The Company expects to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the adoption.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application of certain provisions of the standard is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
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
June 30, 2017
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
June 30, 2017
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

3.	REAL ESTATE
As of June 30, 2017, the Company’s real estate portfolio was composed of 28 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 11.0 million rentable square feet. In addition, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. As of June 30, 2017, the Company’s real estate portfolio was collectively 92% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(12,461)	$34,912
Town Center	03/27/2012	Plano	TX	Office	115,973	(22,698)	93,275
McEwen Building	04/30/2012	Franklin	TN	Office	38,593	(8,243)	30,350
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	24,764	(5,551)	19,213
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	51,784	(10,998)	40,786
RBC Plaza	01/31/2013	Minneapolis	MN	Office	150,794	(28,204)	122,590
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	90,778	(13,699)	77,079
Preston Commons	06/19/2013	Dallas	TX	Office	116,852	(17,627)	99,225
Sterling Plaza	06/19/2013	Dallas	TX	Office	78,603	(10,298)	68,305
201 Spear Street	12/03/2013	San Francisco	CA	Office	141,289	(11,681)	129,608
500 West Madison	12/16/2013	Chicago	IL	Office	437,756	(64,291)	373,465
222 Main	02/27/2014	Salt Lake City	UT	Office	165,540	(21,739)	143,801
Anchor Centre	05/22/2014	Phoenix	AZ	Office	93,066	(11,487)	81,579
171 17th Street	08/25/2014	Atlanta	GA	Office	133,065	(17,932)	115,133
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	33,494	(4,799)	28,695
Reston Square	12/03/2014	Reston	VA	Office	46,620	(5,635)	40,985
Ten Almaden	12/05/2014	San Jose	CA	Office	120,048	(11,616)	108,432
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	258,503	(24,629)	233,874
101 South Hanley	12/24/2014	St. Louis	MO	Office	70,228	(7,071)	63,157
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,334	(12,601)	138,733
Village Center Station	05/20/2015	Greenwood Village	CO	Office	78,110	(7,699)	70,411
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	129,625	(11,481)	118,144
201 17th Street	06/23/2015	Atlanta	GA	Office	103,055	(8,700)	94,355
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,644	(5,365)	57,279
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	90,096	(6,580)	83,516
515 Congress	08/31/2015	Austin	TX	Office	116,960	(9,219)	107,741
The Almaden	09/23/2015	San Jose	CA	Office	165,934	(10,279)	155,655
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	56,510	(2,244)	54,266
Carillon	01/15/2016	Charlotte	NC	Office	151,803	(9,299)	142,504
Hardware Village (1)	08/26/2016	Salt Lake City	UT	Development/Apartment	42,914	—	42,914
					$3,364,108	$(394,126)	$2,969,982
_____________________
(1) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a joint venture (the “Hardware Village Joint Venture”) to develop and subsequently operate a multifamily apartment complex located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

As of June 30, 2017, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$373,465	11.6%	$35,773	$27.32	89.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2017, the leases had remaining terms, excluding options to extend, of up to 14.6 years with a weighted-average remaining term of 4.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $12.0 million and $12.7 million as of June 30, 2017 and December 31, 2016, respectively.
During the six months ended June 30, 2017 and 2016, the Company recognized deferred rent from tenants of $5.5 million and $10.0 million, respectively. As of June 30, 2017 and December 31, 2016, the cumulative deferred rent balance was $65.9 million and $58.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.5 million and $5.2 million of unamortized lease incentives as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2017 through December 31, 2017	$142,639
2018	287,019
2019	265,770
2020	230,719
2021	198,532
Thereafter	632,579
$1,757,258

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

As of June 30, 2017, the Company’s real estate properties were leased to approximately 900 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	160	$62,318	21.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2017, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of June 30, 2017, the Company’s net investments in real estate in California, Texas and Illinois represented 20%, 16% and 12% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Cost	$248,418	$264,973	$13,603	$14,383	$(49,676)	$(55,438)
Accumulated Amortization	(105,320)	(99,757)	(6,659)	(6,192)	20,800	21,783
Net Amount	$143,098	$165,216	$6,944	$8,191	$(28,876)	$(33,655)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(11,013)	$(12,162)	$(544)	$(788)	$2,505	$3,738

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(22,119)	$(23,892)	$(1,247)	$(1,468)	$4,779	$6,581

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
Village Center Station II Equity Method Investment
On March 3, 2017, the Company, through an indirect wholly owned subsidiary, acquired a 75% equity interest in an existing company and created a joint venture with an unaffiliated developer, Shea Village Center Station II, LLC (the “Developer”) (the “Village Center Station II Joint Venture”) to develop and subsequently operate a 12-story office building and an adjacent two-story office/retail building in the Denver submarket of Greenwood Village, Colorado (together “Village Center Station II”). The total projected cost of the development is approximately $113.1 million and the Company’s initial capital contribution to the Village Center Station II Joint Venture was $32.3 million. The Village Center Station II Joint Venture intends to fund the construction of Village Center Station II with capital contributions from its members and proceeds from a construction loan for borrowings of up to $78.5 million. As of June 30, 2017, $7.1 million has been drawn under the construction loan. The Company has concluded that the Village Center Station II Joint Venture qualifies as a Variable Interest Entity (“VIE”) and determined that it is not the primary beneficiary of this VIE and to account for its investment in the project under the equity method of accounting. Under the agreement, the Company may be required to contribute up to 75% of additional requested contributions to the Village Center Station II Joint Venture. The Developer will fund all cost overruns (excluding certain overruns described in the Charter Communications lease) once the Village Center Station II Joint Venture has used all available funds in the development of Village Center Station II. Upon completion of Village Center Station II, the Company expects to purchase the Developer’s 25% equity interest. The Developer has an option, provided the put conditions have been satisfied, the most significant of which is completion of the project, to require the Company to purchase its 25% equity interest. If the Developer does not make such request, the Company has the right to purchase the Developer’s 25% equity interest. The expected purchase price of the Developer’s 25% equity interest is approximately $25.0 million.
As of June 30, 2017, the book value of the Company’s investment in the Village Center Station II Joint Venture was $33.2 million which includes $0.9 million of acquisition costs and capitalized interest incurred directly by the Company. As of June 30, 2017, the Company’s maximum loss exposure related to its investment in the Village Center Station II Joint Venture is equal to the carrying value of its $33.2 million investment.
Summarized financial information for the Village Center Station II Joint Venture follows (in thousands):

June 30, 2017
Assets:
Construction in progress	$57,942
Cash and cash equivalents	2
Other assets	2,727
Total assets	$60,671
Liabilities and equity:
Accounts payable	$10,571
Notes payable, net	6,871
Other liabilities	114
Members’ capital	43,115
Total liabilities and equity	$60,671

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

6.	NOTES PAYABLE
As of June 30, 2017 and December 31, 2016, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of June 30, 2017 (1)	Effective Interest Rate as of June 30, 2017 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018
Portfolio Loan (4)	163,460	127,500	One-month LIBOR + 1.90%	2.95%	Interest Only	06/01/2019
RBC Plaza Mortgage Loan	75,647	75,930	One-month LIBOR + 1.80%	2.85%	Principal & Interest	02/01/2018
National Office Portfolio Mortgage Loan (5)	170,602	170,602	One-month LIBOR + 1.50%	2.76%	Interest Only	07/01/2018
500 West Madison Mortgage Loan (6)	235,000	215,000	One-month LIBOR + 1.65%	3.12%	Interest Only	12/16/2018
222 Main Mortgage Loan	100,416	101,343	3.97%	3.97%	Principal & Interest	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2018
171 17th Street Mortgage Loan	83,778	83,778	One-month LIBOR + 1.45%	2.79%	Interest Only(3)	09/01/2018
Reston Square Mortgage Loan	29,800	23,840	One-month LIBOR + 1.50%	3.59%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan	66,555	65,853	One-month LIBOR + 1.65%	3.42%	Interest Only	01/01/2018
Towers at Emeryville Mortgage Loan (7)	153,524	145,379	One-month LIBOR + 1.75%	3.95%	Interest Only	01/15/2018
101 South Hanley Mortgage Loan	40,557	37,502	One-month LIBOR + 1.55%	3.73%	Interest Only(3)	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	3.54%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	21,689	20,868	One-month LIBOR + 1.50%	2.55%	Interest Only	06/05/2018
201 17th Street Mortgage Loan	63,950	58,063	One-month LIBOR + 1.40%	2.45%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only(3)	09/01/2022
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	3.57%	Interest Only	10/01/2022
515 Congress Mortgage Loan	67,500	67,500	One-month LIBOR + 1.70%	2.76%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	100,000	One-month LIBOR + 1.66%	2.72%	Interest Only	01/01/2019
Carillon Mortgage Loan	89,306	76,440	One-month LIBOR + 1.65%	3.23%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan	27,129	27,129	One-month LIBOR + 1.60%	2.66%	Interest Only	02/01/2019
Hardware Village Loan Facility (8)	—	—	(8)	(8)	Interest Only	02/23/2020
Total notes payable principal outstanding	1,885,591	1,793,405
Deferred financing costs, net	(7,725)	(9,937)
Total notes payable, net	$1,877,866	$1,783,468

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2017. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of June 30, 2017, where applicable. For further information regarding the Company's derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Represents the payment type required under the loan as of June 30, 2017. Certain future monthly payments due under these loans also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(4) As of June 30, 2017, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of June 30, 2017, the outstanding balance under the loan consisted of $127.5 million of term debt and $36.0 million of revolving debt. As of June 30, 2017, an additional $90.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $1.0 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(5) The National Office Portfolio Mortgage Loan is secured by One Washingtonian Center, Preston Commons and Sterling Plaza.
(6) As of June 30, 2017, $235.0 million of term debt was outstanding and $20.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(7) As of June 30, 2017, $153.5 million had been disbursed to the Company and $21.5 million remained available for future disbursements, subject to certain conditions contained in the loan documents.
(8) As of June 30, 2017, $74.0 million was available for future disbursements, subject to certain conditions contained in the loan documents. Subsequent to June 30, 2017, the Hardware Village Joint Venture elected a floating rate of 325 basis points over one-month LIBOR for the Hardware Village Loan Facility.
As of June 30, 2017, the Company’s deferred financing costs were $8.7 million, net of amortization, of which $7.7 million was included in notes payable, net, and $1.0 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2016, the Company’s deferred financing costs were $10.0 million, net of amortization, of which $9.9 million was included in notes payable, net, and $0.1 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2017, the Company incurred $16.9 million and $29.8 million of interest expense, respectively. During the three and six months ended June 30, 2016, the Company incurred $18.6 million and $43.9 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.3 million and $2.5 million for three and six months ended June 30, 2017 and $1.3 million and $2.5 million for the three and six months ended June 30, 2016, respectively, (ii) the capitalization of interest to construction in progress, which decreased interest expense by $0.7 million and $0.8 million for three and six months ended June 30, 2017, respectively, and (iii) the interest expense incurred as a result of the Company’s derivative instruments, which increased interest expense by $2.8 million and $2.7 million for the three and six months ended June 30, 2017 and $7.4 million and $21.8 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, $5.0 million and $4.3 million of interest expense were payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2017 (in thousands):

July 1, 2017 through December 31, 2017	$1,371
2018	1,027,548
2019	293,170
2020	288,956
2021	93,956
Thereafter	180,590
$1,885,591
The Company’s notes payable contain financial debt covenants. As of June 30, 2017, the Company was in compliance with these debt covenants.

7.	DERIVATIVE INSTRUMENTS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of June 30, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2017		December 31, 2016			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2017
Derivative instruments designated as hedging instruments
Interest Rate Swaps	6	$508,400	7	$625,130	One-month LIBOR/ Fixed at 0.86% - 1.68%	1.42%	1.2
Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	12	$658,183	12	$658,183	One-month LIBOR/ Fixed at 1.39% - 2.37%	1.99%	3.1
Interest Rate Cap (2)	—	$—	1	$147,340	(2)	(2)	(2)
_____________________
(1) Included in these amounts are three forward interest rate swaps with an aggregate notional amount of $140.1 million that were not yet in effect as of June 30, 2017. These three interest rate swaps will become effective at various times during the remainder of 2017 through 2018.
(2) The interest rate cap matured on January 1, 2017.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

		June 30, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	2	$165	1	$42
Interest Rate Swaps	Other liabilities, at fair value	4	$(410)	6	$(2,340)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	4	$1,326	4	$1,588
Interest Rate Swaps	Other liabilities, at fair value	8	$(5,551)	8	$(7,388)
Interest Rate Cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$570	$1,430	$1,464	$2,889
	570	1,430	1,464	2,889

Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	1,315	178	2,858	358
Unrealized loss (gain) on interest rate swaps	963	5,813	(1,575)	18,555
Unrealized loss on interest rate cap	—	—	—	3
	2,278	5,991	1,283	18,916
Increase in interest expense as a result of derivatives	$2,848	$7,421	$2,747	$21,805

Other comprehensive income related
Unrealized (losses) income on derivative instruments	$(136)	$(2,173)	$589	$(8,479)
During the three and six months ended June 30, 2017 and 2016, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $0.4 million as of June 30, 2017 and was included in accumulated other comprehensive income (loss).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2017 and December 31, 2016, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,885,591	$1,877,866	$1,870,749	$1,793,405	$1,783,468	$1,775,953
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
As of June 30, 2017, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swaps	$1,491	$—	$1,491	$—
Liability derivatives - interest rate swaps	(5,961)	—	(5,961)	—

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I is implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the three and six months ended June 30, 2017 and 2016, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2017 and 2016, respectively, and any related amounts payable as of June 30, 2017 and December 31, 2016 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Expensed
Asset management fees	$6,431	$6,217	$12,637	$12,360	$2,130	$2,126
Reimbursement of operating expenses (1)	55	142	196	193	73	139
Real estate acquisition fees	—	—	—	1,473	—	—
Capitalized
Acquisition fee on development project	60	34	170	59	291	121
Acquisition fee on unconsolidated joint venture	53	—	377	—	53	—
Asset management fee on development project	—	—	48	—	—	11
Asset management fee on unconsolidated joint venture	—	—	14	—	—	—
	$6,599	$6,393	$13,442	$14,085	$2,547	$2,397
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $55,000 and $120,000 for the three and six months ended June 30, 2017, respectively, and $42,000 and $93,000 for the three and six months ended June 30, 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2017 and 2016, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage. During the six months ended June 30, 2017, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company. During the six months ended June 30, 2016, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.
During the three and six months ended June 30, 2017, the Advisor paid the Company a $0.2 million property insurance rebate. During the three and six months ended June 30, 2016, the Advisor paid the Company a $0.2 million property insurance rebate and $0.1 million for legal and professional fees due from the Advisor.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of June 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the three and six months ended June 30, 2017, the Company recognized $60,000 and $120,000 of revenue related to this lease, respectively. During the three and six months ended June 30, 2016, the Company recognized $59,000 and $117,000 of revenue related to this lease, respectively.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2017.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 5, 2017, the Company paid distributions of $9.7 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2017 through June 30, 2017. On August 1, 2017, the Company paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2017 through July 31, 2017.
Distributions Declared
On July 7, 2017, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2017 through August 31, 2017, which the Company expects to pay in September 2017. On August 8, 2017, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2017 through September 30, 2017, which the Company expects to pay in October 2017, and distributions based on daily record dates for the period from October 1, 2017 through October 31, 2017, which the Company expects to pay in November 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of June 30, 2017, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. From time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments, to the extent we make any such additional investments. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

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
We have invested in a diverse portfolio of real estate investments. As of June 30, 2017, we owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. Additionally, as of June 30, 2017, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of June 30, 2017, we had also sold 19,953,060 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $195.1 million. Also as of June 30, 2017, we had redeemed 8,386,625 shares sold in our initial public offering for $84.0 million.
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
Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, with improving employment data in most of the European Union countries. The U.K. and China remain areas of concern. The U.K. is working through its BREXIT process, whereas the Chinese economy has shown signs of stabilization, but is still struggling with uncertainty in its banking system in relation to bad loans. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 97 months (as of the end of second quarter 2017), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle that lasted 58 months. In June of 2017, the U.S. Federal Reserve (the “FED”) increased interest rates for the fourth time in three years. Expectations are now mixed for further rate increases, as signs of inflation have been weakening. The FED is still hoping to normalize the level of interest rates in the United States. However, little in the U.S. macroeconomic data suggests that the economy is growing too rapidly or that inflation is accelerating. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7% over the same period. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements. Uncertainty surrounding the new administration’s budget, plans to revamp the Affordable Care Act, the future of the Chair of the FED, and the continued weakness in retailers, all may adversely impact business and consumer confidence.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, albeit at a slowing rate. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar’s position as a haven currency took a hit as the dollar’s value against other major global currencies declined for most of the second quarter. An easing in demand for U.S. commercial real estate is reflected in the slowing of transaction volumes. The industrial property sector is the lone standout, as internet sales volumes continue to increase the demand for warehouses and logistics-related assets. Traditional sources of capital are favoring a “risk-off” approach, as capital flows have shifted equity towards debt, or secured, investing. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.

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
Impact on Our Real Estate Investments
The volatility in the global financial markets and political environment continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, albeit at a slower rate, concerns regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED raised interest rates four times between the period December 2015 and June 2017. The real estate and finance markets anticipate further rate increases as long as the economy remains strong, but a flattening U.S. treasury yield curve is signaling a weakening in economic conditions, and highlights the degree of uncertainty surrounding the near-term U.S. economic prospects. Management continuously reviews our debt financing strategies to optimize the cost of our debt exposure.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Short-term interest rates in the United States have increased, but the certainty regarding future increases has diminished. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of June 30, 2017, we had debt obligations in the aggregate principal amount of $1.9 billion, with a weighted-average remaining term of 1.9 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Our debt obligations consisted of $193.4 million of fixed rate notes payable and $1.7 billion of variable rate notes payable. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of June 30, 2017, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. In addition, we entered into three interest rate swaps with an aggregate notional amount of $140.1 million, which will become effective at various times during the remainder of 2017 through 2018.
Liquidity and Capital Resources
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of June 30, 2017, we had also sold 19,953,060 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $195.1 million. Also as of June 30, 2017, we had redeemed 8,386,625 shares sold in our initial public offering for $84.0 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015.
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
As of June 30, 2017, we had mortgage debt obligations in the aggregate principal amount of $1.9 billion, with a weighted-average remaining term of 1.9 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $171.8 million of debt obligations maturing during the 12 months ending June 30, 2018. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of June 30, 2017, we had $90.5 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement.
We paid distributions to our stockholders during the six months ended June 30, 2017 using cash flow from operations from current and prior periods. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2017 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of June 30, 2017, we owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. In addition, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. During the six months ended June 30, 2017, net cash provided by operating activities was $58.6 million, compared to net cash provided by operating activities of $45.6 million during the six months ended June 30, 2016. Net cash provided by operating activities increased in 2017 primarily as a result of an increase in lease termination fees, rental rates, operating expense recoveries and property tax recoveries.
Cash Flows from Investing Activities
Net cash used in investing activities was $92.2 million for the six months ended June 30, 2017 and primarily consisted of the following:

•	$33.1 million to make an investment in an unconsolidated joint venture;

•	$30.1 million used for improvements to real estate;

•	$21.3 million used for construction in progress related to Hardware Village (defined below); and

•	$7.7 million of escrow deposits for tenant improvements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of debt financings and distributions paid to our stockholders. During the six months ended June 30, 2017, net cash provided by financing activities was $30.8 million and primarily consisted of the following:

•
$91.0 million of net cash provided by debt financing as a result of proceeds from notes payable of $93.4 million, partially offset by principal payments on notes payable of $1.2 million and payments of deferred financing costs of $1.2 million;

•	$31.5 million of cash used for redemptions of common stock; and

•	$28.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $30.1 million.
We expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of June 30, 2017, our borrowings and other liabilities were approximately 57% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2017, we had reimbursed our advisor for all accrued and deferred asset management fees in accordance with the terms noted above.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future. As of June 30, 2017, we had $2.1 million of asset management fees payable related to asset management fees incurred for the month of June 2017, which were subsequently paid in August 2017.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2017 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$1,885,591	$1,371	$1,320,718	$382,912	$180,590
Interest payments on outstanding debt obligations (2)	117,620	30,450	64,682	20,342	2,146
Development obligations	61,894	(3)	(3)	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $29.7 million, excluding amortization of deferred financing costs totaling $2.5 million and unrealized gain on derivatives of $1.6 million and including interest capitalized of $0.8 million during the six months ended June 30, 2017.
(3) We have entered into a consolidated joint venture to develop a two building multi-family apartment complex consisting of 466 units and expect to incur approximately $61.9 million related to development obligations through 2018. As of June 30, 2017, $74.0 million was available for future disbursements, subject to certain conditions contained in the Hardware Village Loan Facility documents.
As of June 30, 2017, we expect to acquire the developer’s 25% equity interest upon completion of Village Center Station II (defined below) in 2018 for approximately $25.0 million.
Results of Operations
Overview
As of June 30, 2016, we owned 28 office properties, one mixed-use office/retail property and one real estate loan receivable. Subsequent to June 30, 2016, the real estate loan receivable was paid off. As of June 30, 2017, we owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property (“Village Center Station II”), which is currently under construction. In addition, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project (“Hardware Village”), which is currently under construction. As a result, the results of operations presented for the six months ended June 30, 2017 and 2016 are not directly comparable due to our acquisition and development activity and the payoff of our investment in a real estate loan receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2017 versus the three months ended June 30, 2016
The following table provides summary information about our results of operations for the three months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Payoffs (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2017	2016
Rental income	$77,582	$76,800	$782	1%	$—	$782
Tenant reimbursements	19,484	18,089	1,395	8%	—	1,395
Other operating income	5,953	4,949	1,004	20%	—	1,004
Interest income from real estate loan receivable	—	417	(417)	(100)%	(417)	—
Operating, maintenance and management costs	22,983	22,724	259	1%	—	259
Real estate taxes and insurance	16,338	15,699	639	4%	—	639
Asset management fees to affiliate	6,431	6,217	214	3%	77	137
Real estate acquisition fees and expenses	—	12	(12)	(100)%	(12)	n/a
General and administrative expenses	1,117	1,569	(452)	(29)%	n/a	n/a
Depreciation and amortization	41,524	40,645	879	2%	—	879
Interest expense	16,896	18,550	(1,654)	(9)%	n/a	n/a
Other income	650	—	650	100%	—	650
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 related to real estate investments acquired or repaid of on or after April 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $94.9 million for the three months ended June 30, 2016 to $97.1 million for the three months ended June 30, 2017. The increase in rental income and tenant reimbursements for properties held throughout both periods was primarily due to an increase in lease termination fees, rental rates, operating expense recoveries and property tax recoveries. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments and increase based on the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Other operating income increased from $4.9 million during the three months ended June 30, 2016 to $6.0 million for the three months ended June 30, 2017. The increase in other operating income for properties held throughout both periods was primarily due to an increase in parking revenues. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and increase upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.4 million for the three months ended June 30, 2016 to $0 for the three months ended June 30, 2017 as a result of the payoff of the real estate loan receivable on July 1, 2016.
Operating, maintenance and management costs increased slightly from $22.7 million for the three months ended June 30, 2016 to $23.0 million for the three months ended June 30, 2017. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and general inflation.
Real estate taxes and insurance increased from $15.7 million for the three months ended June 30, 2016 to $16.3 million for the three months ended June 30, 2017. The increase in real estate taxes and insurance for properties held throughout both periods was primarily due to higher property taxes as a result of reassessments for 500 West Madison. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and general increases due to future property tax reassessments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate investments increased from $6.2 million for the three months ended June 30, 2016 to $6.4 million for the three months ended June 30, 2017. We expect asset management fees to increase in future periods as a result of the continued development of Hardware Village and Village Center Station II and as a result of any improvements we make to our properties. As of June 30, 2017, $2.1 million of asset management fees were payable, which were subsequently paid in August 2017.
Depreciation and amortization increased from $40.6 million for the three months ended June 30, 2016 to $41.5 million for the three months ended June 30, 2017. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Interest expense decreased from $18.6 million for the three months ended June 30, 2016 to $16.9 million for the three months ended June 30, 2017. Included in interest expense is the amortization of deferred financing costs of $1.3 million and $1.3 million for the three months ended June 30, 2016 and 2017, respectively. Additionally, during the three months ended June 30, 2017, we capitalized $0.7 million of interest to construction-in-progress related to Hardware Village and Village Center Station II. Interest expense incurred as a result of our derivative instruments for the three months ended June 30, 2016 and 2017 was $7.4 million and $2.8 million, respectively, which includes $5.8 million and $1.0 million of unrealized losses on derivative instruments for the three months ended June 30, 2016 and 2017, respectively. The decrease in interest expense is due to changes in value of our interest rate swaps as otherwise interest expense would have increased due to the increased level of borrowings. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).
During the three months ended June 30, 2017, we received $0.7 million in proceeds from a one-time easement agreement, which is included in other income in the accompanying consolidated statements of operations.
Comparison of the six months ended June 30, 2017 versus the six months ended June 30, 2016
The following table provides summary information about our results of operations for the six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Payoffs (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2017	2016
Rental income	$158,403	$151,785	$6,618	4%	$528	$6,090
Tenant reimbursements	38,589	35,592	2,997	8%	(51)	3,048
Other operating income	11,426	9,954	1,472	15%	179	1,293
Interest income from real estate loan receivable	—	826	(826)	(100)%	(826)	—
Operating, maintenance and management costs	45,472	44,619	853	2%	114	739
Real estate taxes and insurance	32,260	31,316	944	3%	23	921
Asset management fees to affiliate	12,637	12,360	277	2%	85	192
Real estate acquisition fees to affiliate	—	1,473	(1,473)	(100)%	(1,473)	n/a
Real estate acquisition fees and expenses	—	301	(301)	(100)%	(301)	n/a
General and administrative expenses	2,341	2,826	(485)	(17)%	n/a	n/a
Depreciation and amortization	83,219	80,109	3,110	4%	238	2,872
Interest expense	29,797	43,906	(14,109)	(32)%	n/a	n/a
Other income	650	—	650	100%	—	650
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 related to real estate investments acquired or repaid of on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 with respect to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements from our real estate properties increased from $187.4 million for the six months ended June 30, 2016 to $197.0 million for the six months ended June 30, 2017. The increase in rental income and tenant reimbursements for properties held throughout both periods was primarily due to an increase in lease termination fees, rental rates, operating expense recoveries and property tax recoveries. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments and increase based on the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Other operating income increased from $10.0 million during the six months ended June 30, 2016 to $11.4 million for the six months ended June 30, 2017. The increase in other operating income for properties held throughout both periods was primarily due to an increase in parking revenues. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and increase upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.8 million for the six months ended June 30, 2016 to $0 for the six months ended June 30, 2017 as a result of the payoff of the real estate loan receivable on July 1, 2016.
Operating, maintenance and management costs increased from $44.6 million for the six months ended June 30, 2016 to $45.5 million for the six months ended June 30, 2017. The increase in operating, maintenance and management costs for properties held throughout both periods was primarily due to an increase in repairs and maintenance and management fees. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and general inflation.
Real estate taxes and insurance increased from $31.3 million for the six months ended June 30, 2016 to $32.3 million for the six months ended June 30, 2017. The increase in real estate taxes and insurance for properties held throughout both periods was primarily due to higher property taxes as a result of reassessments for 500 West Madison. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and general increases due to future property tax reassessments.
Asset management fees with respect to our real estate investments increased from $12.4 million for the six months ended June 30, 2016 to $12.6 million for the six months ended June 30, 2017. We expect asset management fees to increase in future periods as a result of the development and subsequent operation of Hardware Village, upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and as a result of any improvements we make to our properties, which increase would be offset to the extent we dispose of any of our future assets. As of June 30, 2017, $2.1 million of asset management fees were payable, which were subsequently paid in August 2017.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $1.8 million for the six months ended June 30, 2016 to $0 for the six months ended June 30, 2017 due to a decrease in acquisition activity. During the six months ended June 30, 2017, we did not acquire any investments accounted for as a business combination, but we did make an investment in an unconsolidated joint venture. During the three months ended June 30, 2017, we capitalized an aggregate of $0.5 million in acquisition fees and expenses related to the development of Hardware Village and the investment in the unconsolidated joint venture investment, the Village Center Station II Joint Venture. During the six months ended June 30, 2016, we acquired one real estate property accounted for as a business combination for $146.1 million. We do not expect to incur any significant real estate acquisition fees and expenses in future periods.
Depreciation and amortization increased from $80.1 million for the six months ended June 30, 2016 to $83.2 million for the six months ended June 30, 2017. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination costs and increase as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense decreased from $43.9 million for the six months ended June 30, 2016 to $29.8 million for the six months ended June 30, 2017. Included in interest expense is the amortization of deferred financing costs of $2.5 million and $2.5 million for the six months ended June 30, 2016 and 2017, respectively. Additionally, during the six months ended June 30, 2017, we capitalized $0.8 million of interest to construction-in-progress related to Hardware Village and Village Center Station II. Interest expense incurred as a result of our derivative instruments for the six months ended June 30, 2016 and 2017 was $21.8 million and $2.7 million, respectively, which includes $18.6 million of unrealized losses and $1.6 million of unrealized gains on derivative instruments for the six months ended June 30, 2016 and 2017, respectively. The decrease in interest expense is due to changes in value of our interest rate swaps as otherwise interest expense would have increased due to the increased level of borrowings. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).
During the six months ended June 30, 2017, we received $0.7 million in proceeds from a one-time easement agreement, which is included in other income in the accompanying consolidated statements of operations.
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
We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses) from MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO also excludes non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to common stockholders	$(1,568)	$(5,151)	$3,418	$(18,731)
Depreciation of real estate assets	21,305	19,089	42,064	37,639
Amortization of lease-related costs	20,219	21,556	41,155	42,470
FFO attributable to common stockholders (1)	39,956	35,494	86,637	61,378
Straight-line rent and amortization of above- and below-market leases	(3,402)	(7,190)	(9,036)	(15,157)
Amortization of discounts and closing costs	—	7	—	15
Unrealized losses (gains) on derivative instruments	963	5,815	(1,575)	18,558
Real estate acquisition fees to affiliate	—	—	—	1,473
Real estate acquisition fees and expenses	—	12	—	301
MFFO attributable to common stockholders (1)	$37,517	$34,138	$76,026	$66,568
_____________________
(1) FFO and MFFO includes $1.7 million and $6.0 million of lease termination income for the three and six months ended June 30, 2017, respectively. FFO and MFFO includes $0.2 million and $0.4 million of lease termination income for the three and six months ended June 30, 2016, respectively.
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from operating activities were as follows for the first and second quarters of 2017 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2017	$29,080	$0.160	$14,067	$14,987	$29,054	$19,097
Second Quarter 2017	29,421	0.162	14,640	15,110	29,750	39,521
	$58,501	$0.322	$28,707	$30,097	$58,804	$58,618
_____________________

(1)	Distributions for the period from January 1, 2017 through June 30, 2017 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2017, we paid aggregate distributions of $58.8 million, including $28.7 million of distributions paid in cash and $30.1 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the six months ended June 30, 2017 was $3.4 million. FFO for the six months ended June 30, 2017 was $86.6 million and cash flow from operating activities was $58.6 million. See the reconciliation of FFO to net income (loss) attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $48.8 million of cash flow from operating activities and $10.0 million of cash flow from operating activities in excess of distributions paid during 2016. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.

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
Distributions Paid
On July 5, 2017, we paid distributions of $9.7 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2017 through June 30, 2017. On August 1, 2016, we paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2017 through July 31, 2017.
Distributions Declared
On July 7, 2017, our board of directors declared distributions based on daily record dates for the period from August 1, 2017 through August 31, 2017, which we expect to pay in September 2017. On August 8, 2017, our board of directors declared distributions based on daily record dates for the period from September 1, 2017 through September 30, 2017, which we expect to pay in October 2017, and distributions based on daily record dates for the period from October 1, 2017 through October 31, 2017, which we expect to pay in November 2017. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable, if any, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2017, the fair value of our fixed rate debt was $193.0 million and the outstanding principal balance of our fixed rate debt was $193.4 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2017.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.  As of June 30, 2017, we did not own any fixed rate loans receivable.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $665.7 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.0 billion of our variable rate debt. This amount does not take into account the impact of $140.1 million of forward interest rate swap agreements that were not yet effective as of June 30, 2017. Based on interest rates as of June 30, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2018, interest expense on our variable rate debt would increase or decrease by $6.7 million. As of June 30, 2017, we did not own any variable rate loans receivable.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2017 were 4.1% and 3.1%, respectively.  The weighted-average interest rates represent the actual interest rate in effect as of June 30, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2017 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook - Real Estate and Real Estate Finance Markets” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2017, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	536,160	$10.46	(3)
February 2017	206,012	$10.51	(3)
March 2017	458,763	$10.37	(3)
April 2017	579,233	$10.40	(3)
May 2017	563,933	$10.46	(3)
June 2017	675,243	$10.39	(3)
Total	3,019,344
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2016, our net proceeds from the dividend reinvestment plan were $61.9 million. During the six months ended June 30, 2017, we redeemed $31.5 million of shares of common stock and $30.4 million was available for redemptions of shares eligible for redemption for the remainder of 2017.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 9, 2017	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 9, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)