Form 10-Q
period 2017-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2017-11-14
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 9, 2017, there were 180,420,256 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate:
Land	$395,133	$395,133
Buildings and improvements	2,695,238	2,651,690
Construction in progress	56,124	21,853
Tenant origination and absorption costs	243,102	264,973
Total real estate, cost	3,389,597	3,333,649
Less accumulated depreciation and amortization	(423,322)	(344,794)
Total real estate, net	2,966,275	2,988,855
Cash and cash equivalents	44,575	72,068
Investment in unconsolidated joint venture	33,593	—
Rents and other receivables, net	76,632	64,654
Above-market leases, net	6,417	8,191
Prepaid expenses and other assets	65,789	48,908
Total assets	$3,193,281	$3,182,676
Liabilities and equity
Notes payable, net	$1,891,442	$1,783,468
Accounts payable and accrued liabilities	71,327	56,210
Due to affiliate	2,756	2,397
Distributions payable	9,657	10,000
Below-market leases, net	26,692	33,655
Other liabilities	31,526	41,699
Total liabilities	2,033,400	1,927,429
Commitments and contingencies (Note 10)
Redeemable common stock	52,300	61,871
Equity
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 180,102,670 and 180,890,572 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,801	1,809
Additional paid-in capital	1,591,659	1,591,652
Cumulative distributions and net losses	(485,971)	(398,087)
Accumulated other comprehensive income (loss)	21	(2,298)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	1,107,510	1,193,076
Noncontrolling interest	71	300
Total equity	1,107,581	1,193,376
Total liabilities and equity	$3,193,281	$3,182,676
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$77,798	$76,998	$236,200	$228,783
Tenant reimbursements	19,063	19,258	57,652	54,849
Other operating income	5,697	5,549	17,124	15,504
Interest income from real estate loan receivable	—	5	—	831
Total revenues	102,558	101,810	310,976	299,967
Expenses:
Operating, maintenance and management	25,293	24,009	70,765	68,627
Real estate taxes and insurance	16,460	16,359	48,721	47,675
Asset management fees to affiliate	6,587	6,286	19,223	18,646
Real estate acquisition fees to affiliate	—	—	—	1,473
Real estate acquisition fees and expenses	—	5	—	306
General and administrative expenses	983	1,289	3,324	4,115
Depreciation and amortization	41,151	39,978	124,370	120,088
Interest expense	15,460	10,042	45,257	53,948
Total expenses	105,934	97,968	311,660	314,878
Other income (loss):
Other income	—	—	650	—
Other interest income	23	17	73	39
Equity in loss of unconsolidated joint venture	—	—	(1)	—
Total other income, net	23	17	722	39
Net (loss) income	(3,353)	3,859	38	(14,872)
Net loss attributable to noncontrolling interest	202	—	229	—
Net (loss) income attributable to common stockholders	$(3,151)	$3,859	$267	$(14,872)
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.02)	$0.02	$—	$(0.08)
Weighted-average number of common shares outstanding, basic and diluted	180,975,877	180,433,084	181,320,425	179,758,697
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(3,151)	$3,859	$267	$(14,872)
Other comprehensive income (loss):
Unrealized income (losses) on derivative instruments	13	1,784	602	(6,695)
Reclassification adjustment realized in net income (effective portion)	253	1,363	1,717	4,252
Total other comprehensive income (loss)	266	3,147	2,319	(2,443)
Total comprehensive (loss) income	(2,885)	7,006	2,586	(17,315)
Total comprehensive loss attributable to noncontrolling interest	202	—	229	—
Total comprehensive (loss) income attributable to common stockholders	$(2,683)	$7,006	$2,815	$(17,315)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2016 and the Nine Months Ended September 30, 2017 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2015	177,943,238	$1,779	$1,571,107	$(281,825)	$(4,229)	$1,286,832	$—	$1,286,832
Net income	—	—	—	763	—	763	—	763
Other comprehensive income	—	—	—	—	1,931	1,931	—	1,931
Issuance of common stock	6,485,383	65	61,806	—	—	61,871	—	61,871
Transfers to redeemable common stock	—	—	(6,504)	—	—	(6,504)	—	(6,504)
Redemptions of common stock	(3,538,049)	(35)	(34,732)	—	—	(34,767)	—	(34,767)
Distributions declared	—	—	—	(117,025)	—	(117,025)	—	(117,025)
Other offering costs	—	—	(25)	—	—	(25)	—	(25)
Noncontrolling interest contribution	—	—	—	—	—	—	300	300
Balance, December 31, 2016	180,890,572	$1,809	$1,591,652	$(398,087)	$(2,298)	$1,193,076	$300	$1,193,376
Net income (loss)	—	—	—	267	—	267	(229)	38
Other comprehensive income	—	—	—	—	2,319	2,319	—	2,319
Issuance of common stock	4,465,177	45	45,053	—	—	45,098	—	45,098
Transfers from redeemable common stock	—	—	9,571	—	—	9,571	—	9,571
Redemptions of common stock	(5,253,079)	(53)	(54,616)	—	—	(54,669)	—	(54,669)
Distributions declared	—	—	—	(88,151)	—	(88,151)	—	(88,151)
Other offering costs	—	—	(1)	—	—	(1)	—	(1)
Balance, September 30, 2017	180,102,670	$1,801	$1,591,659	$(485,971)	$21	$1,107,510	$71	$1,107,581
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$38	$(14,872)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124,370	120,088
Equity in loss of unconsolidated joint venture	1	—
Noncash interest income on real estate-related investment	—	15
Deferred rents	(8,527)	(13,943)
Loss due to property damage	371	—
Allowance for doubtful accounts	1,065	1,023
Amortization of above- and below-market leases, net	(5,189)	(6,869)
Amortization of deferred financing costs	3,537	3,838
Unrealized (gains) losses on derivative instruments	(2,579)	14,813
Changes in operating assets and liabilities:
Rents and other receivables	(4,168)	(3,868)
Prepaid expenses and other assets	(18,881)	(16,391)
Accounts payable and accrued liabilities	5,709	6,694
Other liabilities	(5,145)	(477)
Due to affiliates	(37)	(7,969)
Net cash provided by operating activities	90,565	82,082
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(141,760)
Improvements to real estate	(54,070)	(50,412)
Payments for construction in progress	(32,967)	(7,793)
Investment in unconsolidated joint venture	(33,421)	—
Advances on real estate loan receivable	—	(544)
Principal repayments on real estate loan receivable	—	22,526
Escrow deposits for tenant improvements	(3,762)	—
Net cash used in investing activities	(124,220)	(177,983)
Cash Flows from Financing Activities:
Proceeds from notes payable	107,385	139,071
Principal payments on notes payable	(1,893)	(31,900)
Payments of deferred financing costs	(1,264)	(1,339)
Payments to redeem common stock	(54,669)	(26,146)
Return of contingent consideration related to acquisition of real estate	—	228
Payments of other offering costs	(1)	(21)
Noncontrolling interest contribution	—	300
Distributions paid to common stockholders	(43,396)	(41,039)
Net cash provided by financing activities	6,162	39,154
Net decrease in cash and cash equivalents	(27,493)	(56,747)
Cash and cash equivalents, beginning of period	72,068	108,242
Cash and cash equivalents, end of period	$44,575	$51,495
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,543 and $64 for the nine months ended September 30, 2017 and 2016, respectively	$43,101	$34,625
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$45,098	$46,543
Increase in accrued improvements to real estate	$8,149	$2,869
Application of escrow deposits to acquisition of real estate	$—	$4,350
Increase in construction in progress payable	$856	$1,865
Increase in acquisition fee related to construction in progress due to affiliate	$234	$87
Increase in acquisition fee on unconsolidated joint venture due to affiliate	$173	$—
Transfer of land to construction in progress	$—	$4,183
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2017, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of September 30, 2017, the Company owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. Additionally, as of September 30, 2017, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of September 30, 2017, the Company had also sold 21,438,406 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $210.1 million. Also as of September 30, 2017, the Company had redeemed 10,620,360 shares sold in the Offering for $107.2 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine and months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Investments in Unconsolidated Joint Ventures
The Company accounts for investments in unconsolidated joint ventures over which the Company may exercise significant influence, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of September 30, 2017, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the equity method.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2017 and 2016, respectively.
Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2017, respectively. Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2016, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2017 and 2016, respectively. For each day that was a record date for distributions during the three and nine months ended September 30, 2017 and 2016, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2016 through February 28, 2016, March 1, 2016 through September 30, 2016 and January 1, 2017 through September 30, 2017 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate investments exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of September 30, 2017, the Company aggregated its investments in real estate into one reportable business segment.
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
September 30, 2017
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis; and (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU No. 2016-18 for the reporting period ended December 31, 2016 and applied it retrospectively. As a result of the adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

3.	REAL ESTATE
As of September 30, 2017, the Company’s real estate portfolio was composed of 28 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 11.1 million rentable square feet. In addition, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. As of September 30, 2017, the Company’s real estate portfolio was collectively 92% occupied. The following table summarizes the Company’s investments in real estate as of September 30, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,373	$(12,999)	$34,374
Town Center	03/27/2012	Plano	TX	Office	116,133	(23,752)	92,381
McEwen Building	04/30/2012	Franklin	TN	Office	36,873	(6,868)	30,005
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	24,749	(5,863)	18,886
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	52,625	(11,679)	40,946
RBC Plaza	01/31/2013	Minneapolis	MN	Office	151,277	(29,773)	121,504
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	90,635	(14,453)	76,182
Preston Commons	06/19/2013	Dallas	TX	Office	117,959	(18,774)	99,185
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,662	(10,969)	68,693
201 Spear Street	12/03/2013	San Francisco	CA	Office	140,040	(11,421)	128,619
500 West Madison	12/16/2013	Chicago	IL	Office	440,607	(68,666)	371,941
222 Main	02/27/2014	Salt Lake City	UT	Office	166,331	(23,434)	142,897
Anchor Centre	05/22/2014	Phoenix	AZ	Office	93,901	(12,582)	81,319
171 17th Street	08/25/2014	Atlanta	GA	Office	133,176	(19,638)	113,538
Rocklin Corporate Center	11/06/2014	Rocklin	CA	Office	33,515	(5,311)	28,204
Reston Square	12/03/2014	Reston	VA	Office	46,561	(6,141)	40,420
Ten Almaden	12/05/2014	San Jose	CA	Office	120,351	(12,795)	107,556
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	262,312	(26,218)	236,094
101 South Hanley	12/24/2014	St. Louis	MO	Office	70,692	(7,859)	62,833
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,096	(13,832)	137,264
Village Center Station	05/20/2015	Greenwood Village	CO	Office	78,259	(8,630)	69,629
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	128,857	(12,607)	116,250
201 17th Street	06/23/2015	Atlanta	GA	Office	103,379	(9,587)	93,792
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,643	(6,076)	56,567
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	90,252	(7,469)	82,783
515 Congress	08/31/2015	Austin	TX	Office	117,420	(10,444)	106,976
The Almaden	09/23/2015	San Jose	CA	Office	167,833	(11,828)	156,005
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	56,608	(2,663)	53,945
Carillon	01/15/2016	Charlotte	NC	Office	152,354	(10,991)	141,363
Hardware Village (1)	08/26/2016	Salt Lake City	UT	Development/Apartment	56,124	—	56,124
					$3,389,597	$(423,322)	$2,966,275
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

As of September 30, 2017, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$371,941	11.6%	$34,883	$27.80	86.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2017, the leases had remaining terms, excluding options to extend, of up to 14.3 years with a weighted-average remaining term of 4.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $11.6 million and $12.7 million as of September 30, 2017 and December 31, 2016, respectively.
During the nine months ended September 30, 2017 and 2016, the Company recognized deferred rent from tenants of $8.5 million and $13.9 million, respectively. As of September 30, 2017 and December 31, 2016, the cumulative deferred rent balance was $69.8 million and $58.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $7.6 million and $5.2 million of unamortized lease incentives as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2017 through December 31, 2017	$71,113
2018	289,600
2019	269,676
2020	235,674
2021	203,589
Thereafter	649,360
$1,719,012

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

As of September 30, 2017, the Company’s real estate properties were leased to approximately 900 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	156	$61,946	20.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2017, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of September 30, 2017, the Company’s net investments in real estate in California, Texas and Illinois represented 21%, 16% and 12% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Cost	$243,102	$264,973	$13,576	$14,383	$(49,401)	$(55,438)
Accumulated Amortization	(110,207)	(99,757)	(7,159)	(6,192)	22,709	21,783
Net Amount	$132,895	$165,216	$6,417	$8,191	$(26,692)	$(33,655)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(10,202)	$(11,208)	$(527)	$(718)	$2,184	$2,474

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(32,321)	$(35,100)	$(1,774)	$(2,186)	$6,963	$9,055

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
Village Center Station II Equity Method Investment
On March 3, 2017, the Company, through an indirect wholly owned subsidiary, acquired a 75% equity interest in an existing company and created a joint venture with an unaffiliated developer, Shea Village Center Station II, LLC (the “Developer”) (the “Village Center Station II Joint Venture”) to develop and subsequently operate a 12-story office building and an adjacent two-story office/retail building in the Denver submarket of Greenwood Village, Colorado (together “Village Center Station II”). The total projected cost of the development is approximately $113.1 million and the Company’s initial capital contribution to the Village Center Station II Joint Venture was $32.3 million. The Village Center Station II Joint Venture intends to fund the construction of Village Center Station II with capital contributions from its members and proceeds from a construction loan for borrowings of up to $78.5 million. As of September 30, 2017, $23.1 million has been drawn under the construction loan. The Company has concluded that the Village Center Station II Joint Venture qualifies as a Variable Interest Entity (“VIE”) and determined that it is not the primary beneficiary of this VIE and to account for its investment in the project under the equity method of accounting. Under the agreement, the Company may be required to contribute up to 75% of additional requested contributions to the Village Center Station II Joint Venture. The Developer will fund all cost overruns (excluding certain overruns described in the Charter Communications lease) once the Village Center Station II Joint Venture has used all available funds in the development of Village Center Station II. Upon completion of Village Center Station II, the Company expects to purchase the Developer’s 25% equity interest. The Developer has an option, provided the put conditions have been satisfied, the most significant of which is completion of the project, to require the Company to purchase its 25% equity interest. If the Developer does not make such request, the Company has the right to purchase the Developer’s 25% equity interest. The expected purchase price of the Developer’s 25% equity interest is approximately $25.0 million.
As of September 30, 2017, the book value of the Company’s investment in the Village Center Station II Joint Venture was $33.6 million which includes $1.2 million of acquisition costs and capitalized interest incurred directly by the Company. As of September 30, 2017, the Company’s maximum loss exposure related to its investment in the Village Center Station II Joint Venture is equal to the carrying value of its $33.6 million investment.
Summarized financial information for the Village Center Station II Joint Venture follows (in thousands):

September 30, 2017
Assets:
Construction in progress	$73,400
Cash and cash equivalents	1
Other assets	2,591
Total assets	$75,992
Liabilities and equity:
Accounts payable	$9,615
Notes payable, net	23,004
Other liabilities	258
Members’ capital	43,115
Total liabilities and equity	$75,992

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

6.	NOTES PAYABLE
As of September 30, 2017 and December 31, 2016, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of September 30, 2017 (1)	Effective Interest Rate as of September 30, 2017 (1)	Payment Type	Maturity Date (2)
Town Center Mortgage Loan	$75,000	$75,000	One-month LIBOR + 1.85%	2.87%	Interest Only	03/27/2018 (3)
Portfolio Loan (5)	163,460	127,500	One-month LIBOR + 1.90%	3.14%	Interest Only	06/01/2019
RBC Plaza Mortgage Loan	75,434	75,930	One-month LIBOR + 1.80%	3.04%	Principal & Interest	02/01/2018 (3)
National Office Portfolio Mortgage Loan (6)	170,602	170,602	One-month LIBOR + 1.50%	2.84%	Interest Only	07/01/2018 (3)
500 West Madison Mortgage Loan (7)	235,000	215,000	One-month LIBOR + 1.65%	3.13%	Interest Only	12/16/2018 (3)
222 Main Mortgage Loan	99,946	101,343	3.97%	3.97%	Principal & Interest	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2018
171 17th Street Mortgage Loan	85,479	83,778	One-month LIBOR + 1.45%	2.83%	Interest Only(4)	09/01/2018
Reston Square Mortgage Loan	29,800	23,840	One-month LIBOR + 1.50%	3.63%	Interest Only	02/01/2018
Ten Almaden Mortgage Loan	66,555	65,853	One-month LIBOR + 1.65%	3.43%	Interest Only	01/01/2018 (3)
Towers at Emeryville Mortgage Loan (8)	153,524	145,379	One-month LIBOR + 1.75%	3.96%	Interest Only	01/15/2018 (3)
101 South Hanley Mortgage Loan	40,557	37,502	One-month LIBOR + 1.55%	3.75%	Interest Only(4)	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	3.54%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	21,689	20,868	One-month LIBOR + 1.50%	2.74%	Interest Only	06/05/2018
201 17th Street Mortgage Loan	64,428	58,063	One-month LIBOR + 1.40%	3.32%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only(4)	09/01/2022
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	3.57%	Interest Only	10/01/2022
515 Congress Mortgage Loan	68,381	67,500	One-month LIBOR + 1.70%	2.94%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	100,000	One-month LIBOR + 1.66%	2.90%	Interest Only	01/01/2019
Carillon Mortgage Loan	90,248	76,440	One-month LIBOR + 1.65%	3.25%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan	28,404	27,129	One-month LIBOR + 1.60%	2.84%	Interest Only	02/01/2019
Hardware Village Loan Facility (9)	8,712	—	One-month LIBOR + 3.25%	4.49%	Interest Only	02/23/2020
Total notes payable principal outstanding	1,898,897	1,793,405
Deferred financing costs, net	(7,455)	(9,937)
Total notes payable, net	$1,891,442	$1,783,468

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2017. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of September 30, 2017, where applicable. For further information regarding the Company's derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of September 30, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On November 3, 2017, the Company paid off the outstanding balances under these loans using proceeds from the Portfolio Loan Facility. See Note 11,“Subsequent Events - Financing Subsequent to September 30, 2017 - Portfolio Loan Facility.”
(4) Represents the payment type required under the loan as of September 30, 2017. Certain future monthly payments due under these loans also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(5) As of September 30, 2017, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of September 30, 2017, the outstanding balance under the loan consisted of $127.5 million of term debt and $36.0 million of revolving debt. As of September 30, 2017, an additional $90.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $1.0 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(6) The National Office Portfolio Mortgage Loan was secured by One Washingtonian Center, Preston Commons and Sterling Plaza. See footnote 3 above.
(7) As of September 30, 2017, $235.0 million of term debt was outstanding and $20.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. See footnote 3 above.
(8) As of September 30, 2017, $153.5 million had been disbursed to the Company and $21.5 million remained available for future disbursements, subject to certain conditions contained in the loan documents. See footnote 3 above.
(9) As of September 30, 2017, $8.7 million had been disbursed and $65.3 million remained available for future disbursements, subject to certain conditions contained in the loan documents.
As of September 30, 2017, the Company’s deferred financing costs were $7.6 million, net of amortization, of which $7.5 million was included in notes payable, net, and $0.1 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2016, the Company’s deferred financing costs were $10.0 million, net of amortization, of which $9.9 million was included in notes payable, net, and $0.1 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2017, the Company incurred $15.5 million and $45.3 million of interest expense, respectively. During the three and nine months ended September 30, 2016, the Company incurred $10.0 million and $53.9 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.3 million and $3.8 million for three and nine months ended September 30, 2017 and $1.3 million and $3.8 million for the three and nine months ended September 30, 2016, respectively, (ii) the capitalization of interest to construction in progress, which decreased interest expense by $0.7 million and $1.5 million for the three and nine months ended September 30, 2017 and $0.1 million and $0.1 million for the three and nine months ended September 30, 2016, respectively, (iii) the interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which increased interest expense by $0.4 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, and $20.5 million for the nine months ended September 30, 2016, and decreased interest expense by $1.3 million for the three months ended September 30, 2016. As of September 30, 2017 and December 31, 2016, $5.3 million and $4.3 million of interest expense were payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2017 (in thousands):

October 1, 2017 through December 31, 2017	$874
2018	1,029,540
2019	294,445
2020	299,491
2021	93,957
Thereafter	180,590
$1,898,897
The Company’s notes payable contain financial debt covenants. As of September 30, 2017, the Company was in compliance with these debt covenants.

7.	DERIVATIVE INSTRUMENTS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of September 30, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2017		December 31, 2016			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2017
Derivative instruments designated as hedging instruments
Interest Rate Swaps	6	$508,400	7	$625,130	One-month LIBOR/ Fixed at 0.86% - 1.68%	1.42%	0.9
Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	12	$658,183	12	$658,183	One-month LIBOR/ Fixed at 1.39% - 2.37%	1.99%	2.9
Interest Rate Cap (2)	—	$—	1	$147,340	(2)	(2)	(2)
_____________________
(1) Included in these amounts are two forward interest rate swaps with an aggregate notional amount of $91.5 million that were not yet in effect as of September 30, 2017. These two interest rate swaps will become effective at various times during the remainder of 2017 through 2018.
(2) The interest rate cap matured on January 1, 2017.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

		September 30, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	3	$142	1	$42
Interest Rate Swaps	Other liabilities, at fair value	3	$(121)	6	$(2,340)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	4	$1,358	4	$1,588
Interest Rate Swaps	Other liabilities, at fair value	8	$(4,579)	8	$(7,388)
Interest Rate Cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$253	$1,363	$1,717	$4,252
	253	1,363	1,717	4,252

Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	1,108	1,040	3,966	1,398
Unrealized (gain) loss on interest rate swaps	(1,004)	(3,745)	(2,579)	14,810
Unrealized loss on interest rate cap	—	—	—	3
	104	(2,705)	1,387	16,211
Increase (decrease) in interest expense as a result of derivatives	$357	$(1,342)	$3,104	$20,463

Other comprehensive income related
Unrealized income (losses) on derivative instruments	$13	$1,784	$602	$(6,695)
During the three and nine months ended September 30, 2017 and 2016, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $0.1 million as of September 30, 2017 and was included in accumulated other comprehensive income (loss).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2017 and December 31, 2016, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,898,897	$1,891,442	$1,889,296	$1,793,405	$1,783,468	$1,775,953
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
As of September 30, 2017, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swaps	$1,500	$—	$1,500	$—
Liability derivatives - interest rate swaps	(4,700)	—	(4,700)	—

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
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
During the three and nine months ended September 30, 2017 and 2016, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2017 and 2016, respectively, and any related amounts payable as of September 30, 2017 and December 31, 2016 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Expensed
Asset management fees	$6,587	$6,286	$19,223	$18,646	$2,158	$2,126
Reimbursement of operating expenses (1)	59	68	255	261	70	139
Real estate acquisition fees	—	—	—	1,473	—	—
Capitalized
Acquisition fee on development project	64	28	234	87	355	121
Acquisition fee on unconsolidated joint venture	120	—	497	—	173	—
Asset management fee on development project	—	—	48	—	—	11
Asset management fee on unconsolidated joint venture	—	—	14	—	—	—
	$6,830	$6,382	$20,271	$20,467	$2,756	$2,397
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $49,000 and $169,000 for the three and nine months ended September 30, 2017, respectively, and $51,000 and $145,000 for the three and nine months ended September 30, 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2017 and 2016, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage. During the nine months ended September 30, 2017, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company. During the nine months ended September 30, 2016, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.
During the nine months ended September 30, 2017, the Advisor paid the Company a $0.2 million property insurance rebate. During the nine months ended September 30, 2016, the Advisor paid the Company a $0.2 million property insurance rebate and $0.1 million for legal and professional fees due from the Advisor.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of September 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the three and nine months ended September 30, 2017, the Company recognized $61,000 and $180,000 of revenue related to this lease, respectively. During the three and nine months ended September 30, 2016, the Company recognized $59,000 and $176,000 of revenue related to this lease, respectively.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2017.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 2, 2017, the Company paid distributions of $9.7 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2017 through September 30, 2017. On November 1, 2017, the Company paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2017 through October 31, 2017.
Distributions Declared
On October 9, 2017, the Company’s board of directors authorized distributions based on daily record dates for the period from November 1, 2017 through November 30, 2017, which the Company expects to pay in December 2017. On November 14, 2017, the Company’s board of directors authorized distributions based on daily record dates for the period from December 1, 2017 through December 31, 2017, which the Company expects to pay in January 2018, and distributions based on daily record dates for the period from January 1, 2018 through January 31, 2018, which the Company expects to pay in February 2018. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.11% annualized rate based on the Company's December 9, 2016 estimated value per share of $10.63.
Financing Subsequent to September 30, 2017
Portfolio Loan Facility
On November 3, 2017, the Company, through indirect wholly owned subsidiaries (each a “Borrower”), entered into a three-year loan facility with Bank of America, N.A., as administrative agent; Merril Lynch Pierce Fenner & Smith Incorporated, Wells Fargo Securities, LLC  and U.S. Bank, N.A., as joint lead arrangers and joint book runners; Wells Fargo Bank, NA, as syndication agent, and each of the financial institutions a signatory thereto (the “Lenders”), for an amount of up to $1.01 billion (the “Portfolio Loan Facility”), of which $757.5 million is term debt and $252.5 million is revolving debt. Proceeds from the term debt were used to pay off and address the upcoming 2018 loan maturities for the existing Town Center Mortgage Loan, RBC Plaza Mortgage Loan, National Office Portfolio Mortgage Loan, 500 West Madison Mortgage Loan, Ten Almaden Mortgage Loan and Towers at Emeryville Mortgage Loan. At closing, $787.5 million was funded, of which $776.0 million was used to pay off the existing mortgage loans (listed above) and the remaining amount was used to pay origination fees and accrued interest. The $787.5 million funded consisted of $757.5 million of term debt and $30.0 million of revolving debt. The Portfolio Loan Facility may be used for the repayment of debt, for tenant improvements, leasing commissions and capital improvements, for working capital or liquidity management of the Company and for other purposes described in the loan agreement. During the term of the Portfolio Loan Facility, the Company has an option to increase the aggregate loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.41 billion, 25% of which would be revolving debt and 75% of which would be term debt, subject to certain conditions contained in the loan agreement.
The Portfolio Loan Facility matures on November 3, 2020, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents.  The Portfolio Loan Facility bears interest at a floating rate of 180 basis points over one-month LIBOR during the initial term of the loan and monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity, assuming no prior prepayment. The Company will have the right to prepay all of the Portfolio Loan Facility, subject to certain expenses potentially incurred by the Lenders as a result of the prepayment and subject to certain conditions contained in the loan documents. In addition, the Portfolio Loan Facility contains customary representations and warranties, financial and other affirmative and negative covenants (including maintenance of an ongoing debt service coverage ratio), events of default and remedies typical for this type of facility.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

On November 3, 2017, KBS REIT Properties III, LLC (“REIT Properties III”), an indirect wholly owned subsidiary of the Company, entered into three interest rate swap agreements with a current aggregate notional amount of $451.5 million. As of November 3, 2017, the Company had three existing interest rate swaps related to the paid off loans with a current notional amount in the aggregate of $306.0 million. As the existing interest rate swaps expire at various times from January 1, 2018 through January 1, 2020, the notional amount of the new interest rate swaps in the aggregate will increase to maintain a notional amount of $757.5 million. The new and existing interest rate swaps, in the aggregate, effectively fix the interest rate on the term portion of the Portfolio Loan Facility at a blended rate of 3.861%, effective from November 3, 2017 through November 1, 2022.
The Portfolio Loan Facility is secured by RBC Plaza, Preston Commons, Sterling Plaza, One Washingtonian Center, Towers at Emeryville, Ten Almaden, Town Center and 500 West Madison. The Company has the right to substitute properties securing the Portfolio Loan Facility at any time, subject to approval of the Lenders and compliance with the terms and conditions described in the loan agreement.
Under the guaranty agreement related to the Portfolio Loan Facility (the “Guaranty”), REIT Properties III (i) provides a guaranty of, among other sums described in the Guaranty, all principal and interest outstanding under the Portfolio Loan Facility in the event of certain bankruptcy or insolvency proceedings involving REIT Properties III, any Borrower or any of their affiliates and (ii) guarantees payment of, and agrees to protect, defend, indemnify and hold harmless each Lender for, from and against, any deficiency, loss or damage suffered by any Lender because of (a) certain intentional acts committed by any Borrower or (b) certain bankruptcy or insolvency proceedings involving REIT Properties III, any Borrower or any of their affiliates, as such acts are described in the Guaranty.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to manage our investments and for the disposition of our investments.

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

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of September 30, 2017, we had used a combination of cash flow from operations, proceeds from debt financing and proceeds from an advance from our advisor to fund distributions. From time to time during our operational stage, we expect to use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments, to the extent we make any such additional investments. If we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) and in Part II, Item 1A herein.
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
We have invested in a diverse portfolio of real estate investments. As of September 30, 2017, we owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. Additionally, as of September 30, 2017, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of September 30, 2017, we had also sold 21,438,406 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $210.1 million. Also as of September 30, 2017, we had redeemed 10,620,360 shares sold in our initial public offering for $107.2 million.

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
The global economy is broadly improving albeit at an uneven pace. European economic growth has recently picked up, with improving employment data in most of the European Union countries. The U.K. and China remain areas of concern. The U.K. is working through its BREXIT process, whereas the Chinese economy has shown signs of stabilization, but is still struggling with uncertainty in its banking system in relation to bad loans. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing (“QE”) in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 100 months (as of the end of third quarter 2017), the current business cycle, which commenced in June 2009, is the third longest in U.S. history, behind only the periods between 1961 - 1969 and 1991 - 2001. In June 2017, the U.S. Federal Reserve (the “Fed”) increased interest rates for the fourth time in three years. Expectations are that the Fed will increase rates again in December, citing low unemployment and strong economic growth. The Fed is still attempting to normalize the level of interest rates in the United States. U.S. interest rates are relatively high when compared to Europe, where the European Central Bank is still engaging in QE. Global inflation is starting to show signs of life as U.S. inflation has grown to approximately 1.9% versus 2.9% in the U.K. and 1.5% in the Eurozone. Real gross domestic product (“GDP”) in the United States has had two consecutive quarters of 3.0% or greater growth, and the U.S. unemployment rate is currently a relatively low 4.2%. Personal income growth has started to pick up and unemployment statistics indicate that labor market conditions are finally showing real improvements. Political uncertainty surrounding the current administration’s budget, tax reform plans, and the continued weakness in retailers, all may adversely impact business and consumer confidence.
In 2017 the U.S. commercial real estate market has seen a decline in transaction volume and a slowing of price increases. In the aggregate, property level operating income growth has begun to slow, while lending standards have tightened. The United States continues to benefit from inflows of foreign capital, albeit at a slowing rate. The capital flows from China have dropped as the Chinese government has successfully imposed constraints on capital leaving the country. The industrial property sector is a standout for investors, as internet sales volumes continue to increase the demand for warehouses and logistics-related assets. Traditional sources of capital are favoring a “risk-off” approach, as capital flows have shifted equity towards debt, or secured, investing. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations rebounded in the third quarter as banks and insurance companies tightened loan terms. CMBS volumes are on pace to beat 2016 issuance volumes. This is a positive for the U.S. commercial real estate markets as it illustrates the virtues of having a diversified set of funding sources.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate Investments
The volatility in the global financial markets and political environment continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, albeit at a slower rate, concerns regarding the political, regulatory and economic environments have introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The Fed raised interest rates four times between the period December 2015 and June 2017. The real estate and finance markets anticipate further rate increases if the economy remains strong, but a flattening U.S. treasury yield curve is signaling a weakening in economic conditions, and highlights the degree of uncertainty surrounding the near-term U.S. economic prospects. Management continuously reviews our debt financing strategies to optimize the cost of our debt exposure.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Short-term interest rates in the United States have increased, and are expected to increase again by the end of the year. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of September 30, 2017, we had debt obligations in the aggregate principal amount of $1.9 billion, with a weighted-average remaining term of 1.6 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Our debt obligations consisted of $192.9 million of fixed rate notes payable and $1.7 billion of variable rate notes payable. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of September 30, 2017, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. In addition, we entered into two interest rate swaps with an aggregate notional amount of $91.5 million, which will become effective at various times during the remainder of 2017 through 2018. On November 3, 2017, we entered into a three-year $1.01 billion loan facility to pay off the upcoming 2018 loan maturities for six of our existing loans which had an aggregate outstanding balance of $776.0 million, see “Subsequent Events - Financing Subsequent to September 30, 2017 - Portfolio Loan Facility.”
Liquidity and Capital Resources
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of September 30, 2017, we had also sold 21,438,406 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $210.1 million. Also as of September 30, 2017, we had redeemed 10,620,360 shares sold in our initial public offering for $107.2 million. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated our primary offering on July 28, 2015.
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
Our principal demands for funds during the short and long-term are and will be for operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; capital commitments and development expenses under our joint venture agreements; and payments of distributions to stockholders. Our primary sources of capital for meeting our cash requirements are as follows:

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
As of September 30, 2017, we had mortgage debt obligations in the aggregate principal amount of $1.9 billion, with a weighted-average remaining term of 1.6 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $171.8 million of debt obligations maturing during the 12 months ending September 30, 2018. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of September 30, 2017, we had $90.5 million of revolving debt available for immediate future disbursement under a portfolio loan, subject to certain conditions set forth in the loan agreement. On November 3, 2017, we entered into a three-year $1.01 billion loan facility to pay off the upcoming 2018 loan maturities for six of our existing loans which had an aggregate outstanding balance of $776.0 million. As of November 3, 2017, the loan facility had $222.5 million of revolving debt available for immediate disbursement, see “Subsequent Events - Financing Subsequent to September 30, 2017 - Portfolio Loan Facility.”
We paid distributions to our stockholders during the nine months ended September 30, 2017 using cash flow from operations from current and prior periods. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2017 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations in connection with our first investment on June 24, 2011. As of September 30, 2017, we owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. In addition, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. During the nine months ended September 30, 2017, net cash provided by operating activities was $90.6 million, compared to net cash provided by operating activities of $82.1 million during the nine months ended September 30, 2016. Net cash provided by operating activities increased in 2017 primarily as a result of an increase in lease termination fees, rental rates, operating expense recoveries and property tax recoveries.
Cash Flows from Investing Activities
Net cash used in investing activities was $124.2 million for the nine months ended September 30, 2017 and primarily consisted of the following:

•	$54.0 million used for improvements to real estate;

•	$33.4 million to make an investment in an unconsolidated joint venture;

•	$33.0 million used for construction in progress related to Hardware Village (defined below); and

•	$3.8 million of escrow deposits for tenant improvements.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of debt financings, redemptions and distributions paid to our stockholders. During the nine months ended September 30, 2017, net cash provided by financing activities was $6.2 million and primarily consisted of the following:

•
$104.2 million of net cash provided by debt financing as a result of proceeds from notes payable of $107.4 million, partially offset by principal payments on notes payable of $1.9 million and payments of deferred financing costs of $1.3 million;

•	$54.7 million of cash used for redemptions of common stock; and

•	$43.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $45.1 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of September 30, 2017, our borrowings and other liabilities were approximately 57% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and we have made certain payments to our dealer manager. During our operational stage, we expect to make payments to our advisor in connection with the management of our investments and costs incurred by our advisor in providing services to us. We also pay fees to our advisor in connection with the disposition of investments.
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
As of September 30, 2017, we had reimbursed our advisor for all accrued and deferred asset management fees in accordance with the terms noted above.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future. As of September 30, 2017, we had $2.2 million of asset management fees payable related to asset management fees incurred for the month of September 2017, which were subsequently paid in November 2017.

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
On September 27, 2017, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$1,898,897	$874	$1,323,985	$393,448	$180,590
Interest payments on outstanding debt obligations (2)	110,066	16,772	67,684	23,407	2,203
Development obligations	51,935	(3)	(3)	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $45.6 million, excluding amortization of deferred financing costs totaling $3.8 million and unrealized gain on derivatives of $2.6 million and including interest capitalized of $1.5 million during the nine months ended September 30, 2017.
(3) We have entered into a consolidated joint venture to develop a two building multi-family apartment complex consisting of 466 units and expect to incur an additional $51.9 million in development obligations through 2018. As of September 30, 2017, $8.7 million had been disbursed under the Hardware Village Loan Facility and $65.3 million remained available for future disbursements, subject to certain conditions contained in the Hardware Village Loan Facility documents.
As of September 30, 2017, we expect to acquire the developer’s 25% equity interest upon completion of Village Center Station II (defined below) in 2018 for approximately $25.0 million.
Results of Operations
Overview
As of September 30, 2016, we owned 28 office properties, one mixed-use office/retail property and had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project (“Hardware Village”), which is currently under construction. During the three months ended September 30, 2016, the Aberdeen First Mortgage Origination was paid off. As of September 30, 2017, we owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property (“Village Center Station II”), which is currently under construction. In addition, we had entered into a consolidated joint venture to develop and subsequently operate Hardware Village, which is currently under construction. As a result, the results of operations presented for the nine months ended September 30, 2017 and 2016 are not directly comparable due to our acquisition and development activity and the payoff of our investment in a real estate loan receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2017 versus the three months ended September 30, 2016
The following table provides summary information about our results of operations for the three months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Payoffs (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2017	2016
Rental income	$77,798	$76,998	$800	1%	$—	$800
Tenant reimbursements	19,063	19,258	(195)	(1)%	—	(195)
Other operating income	5,697	5,549	148	3%	—	148
Operating, maintenance and management costs	25,293	24,009	1,284	5%	—	1,284
Real estate taxes and insurance	16,460	16,359	101	1%	—	101
Asset management fees to affiliate	6,587	6,286	301	5%	164	137
General and administrative expenses	983	1,289	(306)	(24)%	n/a	n/a
Depreciation and amortization	41,151	39,978	1,173	3%	—	1,173
Interest expense	15,460	10,042	5,418	54%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 related to real estate investments acquired or repaid on or after July 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $96.3 million for the three months ended September 30, 2016 to $96.9 million for the three months ended September 30, 2017. The increase in rental income and tenant reimbursements for properties held throughout both periods was primarily due to an increase in lease termination fees and rental rates, partially offset by a decrease in property tax recoveries. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments and increase based on the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Other operating income increased from $5.5 million during the three months ended September 30, 2016 to $5.7 million for the three months ended September 30, 2017. The increase in other operating income for properties held throughout both periods was primarily due to an increase in parking revenues. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and increase upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Operating, maintenance and management costs increased from $24.0 million for the three months ended September 30, 2016 to $25.3 million for the three months ended September 30, 2017. The increase in operating, maintenance and management costs for properties held throughout both periods was primarily due to an increase in repairs and maintenance, management fees and an increase in bad debt expense related to a tenant bankruptcy at a property. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and general inflation.
Real estate taxes and insurance increased slightly from $16.4 million for the three months ended September 30, 2016 to $16.5 million for the three months ended September 30, 2017. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and general increases due to future property tax reassessments.
Asset management fees with respect to our real estate investments increased from $6.3 million for the three months ended September 30, 2016 to $6.6 million for the three months ended September 30, 2017. We expect asset management fees to increase in future periods as a result of the continued development of Hardware Village and Village Center Station II and as a result of any improvements we make to our properties. As of September 30, 2017, $2.2 million of asset management fees were payable, which were subsequently paid in November 2017.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization increased from $40.0 million for the three months ended September 30, 2016 to $41.2 million for the three months ended September 30, 2017. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Interest expense increased from $10.0 million for the three months ended September 30, 2016 to $15.5 million for the three months ended September 30, 2017. Included in interest expense is the amortization of deferred financing costs of $1.3 million and $1.3 million for the three months ended September 30, 2016 and 2017, respectively. Additionally, during the three months ended September 30, 2016 and 2017, we capitalized $0.1 million and $0.7 million of interest to construction-in-progress related to Hardware Village and Village Center Station II, respectively. As a result of $3.7 million of unrealized gains on derivative instruments for the three months ended September 30, 2016, interest expense decreased by $1.3 million. Interest expense incurred as a result of our derivative instruments for the three months ended September 30, 2017 was $0.4 million, which includes $1.0 million of unrealized gains on derivative instruments for the three months ended September 30, 2017. The overall increase in interest expense is due to the increased level of borrowings and increased interest rates on our variable rate debt, partially offset by an increase in unrealized gains on derivative instruments. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).
Comparison of the nine months ended September 30, 2017 versus the nine months ended September 30, 2016
The following table provides summary information about our results of operations for the nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Payoffs (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2017	2016
Rental income	$236,200	$228,783	$7,417	3%	$558	$6,859
Tenant reimbursements	57,652	54,849	2,803	5%	(96)	2,899
Other operating income	17,124	15,504	1,620	10%	186	1,434
Interest income from real estate loan receivable	—	831	(831)	(100)%	(831)	—
Operating, maintenance and management costs	70,765	68,627	2,138	3%	(36)	2,174
Real estate taxes and insurance	48,721	47,675	1,046	2%	24	1,022
Asset management fees to affiliate	19,223	18,646	577	3%	252	325
Real estate acquisition fees to affiliate	—	1,473	(1,473)	(100)%	(1,473)	n/a
Real estate acquisition fees and expenses	—	306	(306)	(100)%	(306)	n/a
General and administrative expenses	3,324	4,115	(791)	(19)%	n/a	n/a
Depreciation and amortization	124,370	120,088	4,282	4%	246	4,036
Interest expense	45,257	53,948	(8,691)	(16)%	n/a	n/a
Other income	650	—	650	100%	—	650
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 related to real estate investments acquired or repaid on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 with respect to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $283.6 million for the nine months ended September 30, 2016 to $293.9 million for the nine months ended September 30, 2017. The increase in rental income and tenant reimbursements for properties held throughout both periods was primarily due to an increase in lease termination fees, rental rates, operating expense recoveries and property tax recoveries. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments and increase based on the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other operating income increased from $15.5 million during the nine months ended September 30, 2016 to $17.1 million for the nine months ended September 30, 2017. The increase in other operating income for properties held throughout both periods was primarily due to an increase in parking revenues. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and increase upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.8 million for the nine months ended September 30, 2016 to $0 for the nine months ended September 30, 2017 as a result of the payoff of the real estate loan receivable on July 1, 2016.
Operating, maintenance and management costs increased from $68.6 million for the nine months ended September 30, 2016 to $70.8 million for the nine months ended September 30, 2017. The increase in operating, maintenance and management costs for properties held throughout both periods was primarily due to an increase in repairs and maintenance and management fees. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and general inflation.
Real estate taxes and insurance increased from $47.7 million for the nine months ended September 30, 2016 to $48.7 million for the nine months ended September 30, 2017. The increase in real estate taxes and insurance for properties held throughout both periods was primarily due to higher property taxes as a result of reassessments for 500 West Madison. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and general increases due to future property tax reassessments.
Asset management fees with respect to our real estate investments increased from $18.6 million for the nine months ended September 30, 2016 to $19.2 million for the nine months ended September 30, 2017. We expect asset management fees to increase in future periods as a result of the development and subsequent operation of Hardware Village, upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II and as a result of any improvements we make to our properties, which increase would be offset to the extent we dispose of any of our assets. As of September 30, 2017, $2.2 million of asset management fees were payable, which were subsequently paid in November 2017.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $1.8 million for the nine months ended September 30, 2016 to $0 for the nine months ended September 30, 2017 due to a decrease in acquisition activity. During the nine months ended September 30, 2017, we did not acquire any investments accounted for as a business combination, but we did make an investment in an unconsolidated joint venture. During the nine months ended September 30, 2017, we capitalized an aggregate of $0.7 million in acquisition fees and expenses related to the development of Hardware Village and the investment in the unconsolidated joint venture investment, the Village Center Station II Joint Venture. During the nine months ended September 30, 2016, we acquired one real estate property accounted for as a business combination for $146.1 million. We do not expect to incur any significant real estate acquisition fees and expenses in future periods.
Depreciation and amortization increased from $120.1 million for the nine months ended September 30, 2016 to $124.4 million for the nine months ended September 30, 2017, primarily as a result the acceleration of amortization of intangible assets related to a tenant relocation and lease termination at a property held throughout both periods. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent operation of Hardware Village and upon the acquisition of the developer's 25% equity interest and subsequent operation of Village Center Station II.
Interest expense decreased from $53.9 million for the nine months ended September 30, 2016 to $45.3 million for the nine months ended September 30, 2017. Included in interest expense is the amortization of deferred financing costs of $3.8 million and $3.8 million for the nine months ended September 30, 2016 and 2017, respectively. Additionally, during the nine months ended September 30, 2017, we capitalized $0.1 million and $1.5 million of interest to construction-in-progress related to Hardware Village and Village Center Station II, respectively. Interest expense incurred as a result of our derivative instruments for the nine months ended September 30, 2016 and 2017 was $20.5 million and $3.1 million, respectively, which includes $14.8 million of unrealized losses and $2.6 million of unrealized gains on derivative instruments for the nine months ended September 30, 2016 and 2017, respectively. The decrease in interest expense is due to changes in the value of our interest rate swaps, as otherwise interest expense would have increased due to the increased level of borrowings. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine months ended September 30, 2017, we received $0.7 million in proceeds from a one-time easement agreement, which is included in other income in the accompanying consolidated statements of operations.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common stockholders	$(3,151)	$3,859	$267	$(14,872)
Depreciation of real estate assets	21,729	19,652	63,793	57,291
Amortization of lease-related costs	19,422	20,326	60,577	62,797
FFO attributable to common stockholders (1)	38,000	43,837	124,637	105,216
Straight-line rent and amortization of above- and below-market leases, net	(4,140)	(5,655)	(13,176)	(20,812)
Amortization of discounts and closing costs	—	—	—	15
Unrealized (gains) losses on derivative instruments	(1,004)	(3,745)	(2,579)	14,813
Real estate acquisition fees to affiliate	—	—	—	1,473
Real estate acquisition fees and expenses	—	5	—	306
MFFO attributable to common stockholders (1)	$32,856	$34,442	$108,882	$101,011
_____________________
(1) FFO and MFFO includes $1.0 million and $7.0 million of lease termination income for the three and nine months ended September 30, 2017, respectively. FFO and MFFO includes $0.3 million and $0.7 million of lease termination income for the three and nine months ended September 30, 2016, respectively.
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing. Distributions declared, distributions paid and cash flow from operating activities were as follows for the first, second and third quarters of 2017 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2017	$29,080	$0.160	$14,067	$14,987	$29,054	$19,097
Second Quarter 2017	29,421	0.162	14,640	15,110	29,750	39,521
Third Quarter 2017	29,650	0.164	14,689	15,001	29,690	31,947
	$88,151	$0.486	$43,396	$45,098	$88,494	$90,565
_____________________

(1)	Distributions for the period from January 1, 2017 through September 30, 2017 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2017, we paid aggregate distributions of $88.5 million, including $43.4 million of distributions paid in cash and $45.1 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the nine months ended September 30, 2017 was $0.3 million. FFO for the nine months ended September 30, 2017 was $124.6 million and cash flow from operating activities was $90.6 million. See the reconciliation of FFO to net (loss) income attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $78.5 million of cash flow from operating activities and $10.0 million of cash flow from operating activities in excess of distributions paid during 2016. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
Over the long-term, we expect that a greater percentage of our distributions will be paid from current cash flow from operating activities (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under any real estate-related investments we make). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
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
Distributions Paid
On October 2, 2017, we paid distributions of $9.7 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2017 through September 30, 2017. On November 1, 2017, we paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2017 through October 31, 2017.
Distributions Declared
On October 9, 2017, our board of directors authorized distributions based on daily record dates for the period from November 1, 2017 through November 30, 2017, which we expect to pay in December 2017. On November 14, 2017, our board of directors authorized distributions based on daily record dates for the period from December 1, 2017 through December 31, 2017, which we expect to pay in January 2018, and distributions based on daily record dates for the period from January 1, 2018 through January 31, 2018, which we expect to pay in February 2018. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.11% annualized rate based on our December 9, 2016 estimated value per share of $10.63.
Financing Subsequent to September 30, 2017
Portfolio Loan Facility
On November 3, 2017, we, through indirect wholly owned subsidiaries (each a “Borrower”), entered into a three-year loan facility with Bank of America, N.A., as administrative agent; Merril Lynch Pierce Fenner & Smith Incorporated, Wells Fargo Securities, LLC  and U.S. Bank, N.A., as joint lead arrangers and joint book runners; Wells Fargo Bank, NA, as syndication agent, and each of the financial institutions a signatory thereto (the “Lenders”), for an amount of up to $1.01 billion (the “Portfolio Loan Facility”), of which $757.5 million is term debt and $252.5 million is revolving debt. Proceeds from the term debt were used to pay off and address the upcoming 2018 loan maturities for the existing Town Center Mortgage Loan, RBC Plaza Mortgage Loan, National Office Portfolio Mortgage Loan, 500 West Madison Mortgage Loan, Ten Almaden Mortgage Loan and Towers at Emeryville Mortgage Loan. At closing, $787.5 million was funded, of which $776.0 million was used to pay off the existing mortgage loans (listed above) and the remaining amount was used to pay origination fees and accrued interest. The $787.5 million funded consisted of $757.5 million of term debt and $30.0 million of revolving debt. The Portfolio Loan Facility may be used for the repayment of debt, for tenant improvements, leasing commissions and capital improvements, for working capital or liquidity management of the company and for other purposes described in the loan agreement. During the term of the Portfolio Loan Facility, we have an option to increase the aggregate loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.41 billion, 25% of which would be revolving debt and 75% of which would be term debt, subject to certain conditions contained in the loan agreement.
The Portfolio Loan Facility matures on November 3, 2020, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents.  The Portfolio Loan Facility bears interest at a floating rate of 180 basis points over one-month LIBOR during the initial term of the loan and monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity, assuming no prior prepayment. We will have the right to prepay all of the Portfolio Loan Facility, subject to certain expenses potentially incurred by the Lenders as a result of the prepayment and subject to certain conditions contained in the loan documents. In addition, the Portfolio Loan Facility contains customary representations and warranties, financial and other affirmative and negative covenants (including maintenance of an ongoing debt service coverage ratio), events of default and remedies typical for this type of facility.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On November 3, 2017, KBS REIT Properties III, LLC (“REIT Properties III”), an indirect wholly owned subsidiary of us, entered into three interest rate swap agreements with a current aggregate notional amount of $451.5 million. As of November 3, 2017, we had three existing interest rate swaps related to the paid off loans with a current notional amount in the aggregate of $306.0 million. As the existing interest rate swaps expire at various times from January 1, 2018 through January 1, 2020, the notional amount of the new interest rate swaps in the aggregate will increase to maintain a notional amount of $757.5 million. The new and existing interest rate swaps, in the aggregate, effectively fix the interest rate on the term portion of the Portfolio Loan Facility at a blended rate of 3.861%, effective from November 3, 2017 through November 1, 2022.
The Portfolio Loan Facility is secured by RBC Plaza, Preston Commons, Sterling Plaza, One Washingtonian Center, Towers at Emeryville, Ten Almaden, Town Center and 500 West Madison. We have the right to substitute properties securing the Portfolio Loan Facility at any time, subject to approval of the Lenders and compliance with the terms and conditions described in the loan agreement.
Under the guaranty agreement related to the Portfolio Loan Facility (the “Guaranty”), REIT Properties III (i) provides a guaranty of, among other sums described in the Guaranty, all principal and interest outstanding under the Portfolio Loan Facility in the event of certain bankruptcy or insolvency proceedings involving REIT Properties III, any Borrower or any of their affiliates and (ii) guarantees payment of, and agrees to protect, defend, indemnify and hold harmless each Lender for, from and against, any deficiency, loss or damage suffered by any Lender because of (a) certain intentional acts committed by any Borrower or (b) certain bankruptcy or insolvency proceedings involving REIT Properties III, any Borrower or any of their affiliates, as such acts are described in the Guaranty.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable, if any, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2017, the fair value of our fixed rate debt was $193.5 million and the outstanding principal balance of our fixed rate debt was $192.9 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of September 30, 2017.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.  As of September 30, 2017, we did not own any fixed rate loans receivable.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $630.9 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. This amount does not take into account the impact of $91.5 million of forward interest rate swap agreements that were not yet effective as of September 30, 2017. Based on interest rates as of September 30, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2018, interest expense on our variable rate debt would increase or decrease by $6.3 million. As of September 30, 2017, we did not own any variable rate loans receivable.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2017 were 4.1% and 3.2%, respectively.  The weighted-average interest rates represent the actual interest rate in effect as of September 30, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2017 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risk discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.
Because of certain limitations on the dollar value of shares that may be redeemed under our share redemption program, as of November 1, 2017, we will only able to process an additional $0.3 million of redemptions for the remainder of 2017.
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. In 2016, our net proceeds from the dividend reinvestment plan were $61.9 million. As of October 31, 2017, we had redeemed $61.6 million of shares of common stock. Thus, because of this limitation, we are only able to process an additional $0.3 million of redemptions for the remainder of 2017 and we anticipate exhausting this amount on the November 30, 2017 redemption date. If we cannot redeem all shares presented for redemption in any month because of the limitations on redemptions set forth in our share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement, as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares.
The annual limitation on the dollar amount of shares that may be redeemed under our share redemption program will be reset on January 1, 2018. For more information on our share redemption program, see Part 2, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
We currently expect to utilize an independent valuation firm to update our estimated value per share in December 2017. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our website, www.kbsreitiii.com (such information may be provided by means of a link to our public filings on the SEC’s website, http://www.sec.gov).
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2017, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	536,160	$10.46	(3)
February 2017	206,012	$10.51	(3)
March 2017	458,763	$10.37	(3)
April 2017	579,233	$10.40	(3)
May 2017	563,933	$10.46	(3)
June 2017	675,243	$10.39	(3)
July 2017	899,951	$10.36	(3)
August 2017	632,696	$10.43	(3)
September 2017	701,088	$10.38	(3)
Total	5,253,079
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2016, our net proceeds from the dividend reinvestment plan were $61.9 million. During the nine months ended September 30, 2017, we redeemed $54.7 million of shares of common stock and $7.2 million was available for redemptions of shares eligible for redemption for the remainder of 2017.
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

4.2	Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q, filed August 13, 2015

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated September 27, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K, filed March 7, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 14, 2017	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)