Form 10-K
period 2017-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2018-03-08
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________________________________
FORM 10-K
______________________________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54687
__________________________________________________________________________________________
KBS REAL ESTATE INVESTMENT TRUST III, INC.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________________________________________________________

Maryland	27-1627696
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 Newport Center Drive, Suite 700 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
(949) 417-6500
(Registrant’s Telephone Number, Including Area Code)
__________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
__________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 9, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.63 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2016. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 9, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016. On December 6, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.73 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to the Registrant’s net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 6, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 180,831,059 shares of common stock held by non-affiliates as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 5, 2018, there were 178,303,537 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference: Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.

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

•
Our advisor and its affiliates receive fees in connection with transactions involving the purchase or origination, management and disposition of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increases our stockholders’ risk of loss. In addition, we have paid substantial fees to and expenses of our advisor, its affiliates and participating broker-dealers in connection with our now-terminated primary initial public offering, which payments increase the risk that our stockholders will not earn a profit on their investment. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed-upon investment returns, the investment return thresholds may be reduced subject to approval by our conflicts committee and to other limitations in our charter.

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of December 31, 2017, we had used a combination of cash flow from operations and proceeds from debt financings to fund distributions. From time to time during our operational stage, we may use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of any real estate-related investments, to the extent we make any such additional investments. If we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced.

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
We own a diverse portfolio of real estate investments. As of December 31, 2017, we owned 28 office properties (one of which was held for sale) and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. Additionally, as of December 31, 2017, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2017, we had also sold 22,892,452 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $224.7 million. Also as of December 31, 2017, we had redeemed 11,312,369 shares sold in our initial public offering for $114.4 million.
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
2017 Investment Highlights
During 2017, we acquired a 75% equity interest in an existing company and created a joint venture with an unaffiliated developer to develop and subsequently operate a 12-story office building and an adjacent two-story office/retail building in the Denver submarket of Greenwood Village, Colorado (together, “Village Center Station II”). The total projected cost of the Village Center Station II development is approximately $113.1 million and our initial capital contribution to the Village Center Station II joint venture was $32.3 million.

Real Estate Portfolio
Other than our investments in a joint venture to develop and subsequently operate a two-building apartment complex located on the developable land at Gateway Tech Center (“Hardware Village”) and Village Center Station II, we have made investments in core real estate properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. Our primary investment focus has been core office properties located throughout the United States, though we may also invest in other types of properties. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics may provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties have required or will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects.
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
We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our portfolio composition may vary from what we currently expect. In fact, we may invest in whatever types of real estate or real estate-related assets we believe are in our best interests. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
We acquired our first real estate property on September 29, 2011. As of December 31, 2017, our real estate portfolio was composed of 28 office properties (one of which was held for sale) and one mixed-use office/retail property encompassing an aggregate of 11.1 million rentable square feet and was collectively 93% occupied. In addition, we have made an investment in an unconsolidated joint venture to develop and subsequently operate Village Center Station II, which is currently under construction, and have entered into a consolidated joint venture to develop and subsequently operate Hardware Village, which is currently under construction.
For more information on our real estate investments, including tenant information, see Item 1, Part 2, “Properties.”

The following charts illustrate the geographic diversification of our real estate properties, excluding properties under development or held for sale, based on total leased square feet and total annualized base rent as of December 31, 2017:

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 18.6% of our total annualized base rent as of December 31, 2017. The chart below illustrates the diversity of tenant industries in our real estate portfolio, excluding properties under development or held for sale, based on total annualized base rent as of December 31, 2017:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
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
We expect to continue to borrow funds at fixed and variable rates. As of December 31, 2017, we had debt obligations in the aggregate principal amount of $2.0 billion, with a weighted-average remaining term of 2.4 years. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. We had a total of $192.5 million of fixed rate notes payable and $1.8 billion of variable rate notes payable. The interest rates on $1.3 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2017 were 4.1% and 3.5%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps), using interest rate indices as of December 31, 2017, where applicable. In addition, we have entered into one interest rate swap with an aggregate notional amount of $24.0 million, which became effective in January 2018. As of December 31, 2017, we had $278.1 million of revolving debt available for immediate future disbursement under two portfolio loans, subject to certain conditions set forth in the loan agreements.

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2017 (in thousands):

2018	$224,158
2019	348,925
2020	1,109,290
2021	93,956
2022	180,590
$1,956,919
We expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, to the extent we make real-estate related investments and depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2017, our borrowings and other liabilities were approximately 59% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
Industry Segments
As of December 31, 2017, we aggregated our real estate investments into one reportable business segment. Prior to the reporting period commencing on January 1, 2014, we had identified two reportable business segments based on our investment types: real estate and real estate-related.
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
Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we have no plans at this time to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice to our stockholders, provided that we may increase or decrease funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We describe the restrictions of our share redemption program in detail under Part II, Item 5, “Share Redemption Program.” As a result of the limitations on the dollar value of shares that may be redeemed under our share redemption program during the calendar year, on November 30, 2017, we exhausted all funds available for redemptions for the year ended December 31, 2017. Thus, we had no funds available for redemptions for the December 2017 redemption date. Effective January 1, 2018, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we have $59.8 million available for redemptions of shares eligible for redemption in 2018.
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
The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities, for prospective tenants and to retain our current tenants, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments.
We depend upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The U.S. commercial real estate industry has created increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we have offered and may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. Further, as a result of their greater resources, the entities referenced above may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants, which could put additional pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. Our investors must rely entirely on the management abilities of our advisor, the property managers our advisor selects and the oversight of our board of directors. In the event we are unable to find new tenants and keep existing tenants, or if we are forced to offer significant inducements to such tenants, we may not be able to meet our investment objectives and our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

In addition, to the extent we acquire additional assets, we face competition from these same entities for real estate investment opportunities. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit market and a potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. We can give no assurance that our advisor will be successful in obtaining additional suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.
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
Because of the concentration of a significant portion of our assets in three geographic areas and in core office properties, any adverse economic, real estate or business conditions in these geographic areas or in the office market could affect our operating results and our ability to pay distributions to our stockholders
As of March 5, 2018, a significant portion of our real estate properties was located in California, Texas and Illinois. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets. In addition, the majority of our real estate properties consists of core office properties. Any adverse economic or real estate developments in these geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space could adversely affect our operating results and our ability to pay distributions to our stockholders.
A significant percentage of our assets is invested in 500 West Madison and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
As of December 31, 2017, 500 West Madison represented approximately 12% of our total assets and represented approximately 12% of our total annualized base rent. Further, as a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.

We may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
As of March 5, 2018, we owned 29 real estate properties, had entered into the Hardware Village joint venture to develop and subsequently operate Hardware Village, which is currently under construction, and had entered into the Village Center Station II joint venture to develop and subsequently operate Village Center Station II, which is currently under construction. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of additional assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
Because we depend upon our advisor and its affiliates to select and acquire our real estate investments and to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could cause our operations to suffer.
We depend on our advisor to select and acquire our real estate investments and to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.
We have paid distributions in part from debt financings and in the future we may not pay distributions solely from our cash flow from operating activities. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We have paid distributions in part from debt financings, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions with proceeds from the sale of assets or from the maturity, payoff or settlement of any real estate-related investments we make. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operating activities available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of any real estate-related investments, to the extent we make any such additional investments, this will affect our ability to generate cash flow from operating activities in future periods. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operating activities.
For the year ended December 31, 2017, we paid aggregate distributions of $117.8 million, including $58.0 million of distributions paid in cash and $59.8 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $107.8 million (92%) of cash flow from operating activities and $10.0 million (8%) of cash flow from operating activities in excess of distributions paid during 2016. For the year ended December 31, 2017, our cash flow from operating activities to distributions paid coverage ratio was 106% and our funds from operations to distributions paid coverage ratio was 141%. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions” in this Annual Report.

The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment strategies, which could limit our ability to pay distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our advisor or its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investment in us could decline.
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
We are currently offering shares in our dividend reinvestment plan offering at $11.15 per share. This offering price is equal to 95% of the most recent estimated value per share of our common stock. On December 6, 2017, our board of directors approved an estimated value per share of our common stock of $11.73 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017. The valuation methodologies used to establish the estimated value per share were based upon a number of estimates and assumptions that may not be accurate or complete. Moreover, the current offering price under our dividend reinvestment plan is likely to differ from the price at which a stockholder could resell his or her shares because of the reasons discussed below under “ - Risks Related to Our Corporate Structure - The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.” For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share as of December 6, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

Because we are conducting an ongoing offering under our dividend reinvestment plan, we are providing information about our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) the substantial fees paid in connection with our now-terminated primary initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker-dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses and (iv) accumulated depreciation and amortization of real estate investments. As of December 31, 2017, our net tangible book value per share was $6.19.
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

•
public offerings of equity by us, which could entitle our dealer manager to additional dealer manager fees and would likely entitle our advisor to additional acquisition and origination fees and asset management fees;

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
Our advisor and its affiliates face conflicts of interest relating to the acquisition and origination of assets and leasing of properties due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on our sponsor, KBS Holdings LLC, and other key real estate and debt finance professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to identify suitable investment opportunities for us. KBS REIT II, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsor and many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As such, KBS-sponsored programs that have funds available for investment and KBS-advised investors that have funds available for investment rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the company for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of our advisor could direct attractive investment opportunities to other KBS-sponsored programs or KBS-advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.

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
Our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment in us to suffer.
We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan and Schreiber and Jeffrey K. Waldvogel and Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsor and many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs and KBS-advised investors. Further, our officers and affiliated directors are also officers and/or affiliated directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS Growth & Income REIT and Messrs. Hall and McMillan are executive officers of KBS REIT I and KBS REIT II. Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors. In addition, KBS Legacy Partners Apartment REIT had announced the passage by its stockholders of a plan of complete liquidation and dissolution of KBS Legacy Partners Apartment REIT and is implementing the plan. KBS REIT II and KBS Strategic Opportunity REIT had announced that they are exploring strategic alternatives. KBS Strategic Opportunity REIT announced that its board of directors and management believe that pursuing a perpetual life daily NAV REIT strategy provides the best opportunity for it to achieve its objectives of maximizing the return to its stockholders and providing additional liquidity for its stockholders and had filed a definitive proxy statement containing certain measures to be voted on at its annual meeting of stockholders in furtherance of those objectives. KBS Capital Advisors acts as the advisor for KBS Legacy Partners Apartment REIT, KBS REIT II and KBS Strategic Opportunity REIT and thus, the key real estate professionals at our advisor, including Messrs. Bren, Schreiber, Hall and McMillan, will be required to perform the potentially time-demanding duties with respect to the implementation of strategic alternatives for KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT and, potentially, KBS REIT II.
As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and/or KBS Growth & Income REIT and KBS Capital Advisors, other KBS-sponsored programs and/or other KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment in us, may decline.

All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.
Our board of directors’ loyalties to KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT II. One of our affiliated directors is also an affiliated director of KBS Growth & Income REIT and one of our affiliated directors is also an affiliated director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. The loyalties of our directors serving on the boards of directors of KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

Because our independent directors are also independent directors of KBS REIT II, they receive compensation for service on the board of directors of KBS REIT II. Through October 30, 2017, like us, KBS REIT II compensated each independent director with an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board of directors meeting attended, (ii) $2,500 for each audit or conflicts committee meeting attended (except that the committee chairman was paid $3,000 for each audit or conflicts committee meeting attended), (iii) $2,000 for each teleconference board of directors meeting attended, and (iv) $2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman was paid $3,000 for each teleconference audit or conflicts committee meeting attended). In addition, KBS REIT II paid its independent directors for attending special committee meetings as follows: $2,000 for each in-person and teleconference special committee meeting attended (except that the committee chairman was paid $3,000 for each in-person and teleconference special committee meeting attended).
Like us, KBS REIT II reimbursed directors for reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.
On October 31, 2017, our conflicts committee and KBS REIT II’s conflicts committee each approved a revised compensation structure for the respective independent directors of each REIT. Commencing on October 31, 2017, like us, KBS REIT II compensates each independent director with an annual retainer of $135,000, as well as compensation for attending meetings as follows:

•
each member of the audit committee and conflicts committee is paid $10,000 annually for service on such committees (except that the chair of each of the audit committee and conflicts committee is paid $20,000 annually for service as the chair of such committees);

•
after the tenth board of directors meeting of each calendar year, each independent director is paid (i) $2,500 in cash for each in-person board of directors meeting attended for the remainder of the calendar year and (ii) $2,000 in cash for each teleconference board of directors meeting attended for the remainder of the calendar year;

•
after the tenth audit committee meeting of each calendar year, each member of the audit committee is paid (i) $2,500 in cash for each in-person audit committee meeting attended for the remainder of the calendar year and (ii) $2,000 in cash for each teleconference audit committee meeting attended for the remainder of the calendar year (except that the audit committee chair is paid $3,000 for each in-person and teleconference audit committee meeting attended after the tenth audit committee meeting of each calendar year, for the remainder of each calendar year); and

•
after the tenth conflicts committee meeting of each calendar year, each member of the conflicts committee is paid (i) $2,500 in cash for each in-person conflicts committee meeting attended for the remainder of the calendar year and (ii) $2,000 in cash for each teleconference conflicts committee meeting attended for the remainder of the calendar year (except that the conflicts committee chair is paid $3,000 for each in-person and teleconference conflicts committee meeting attended after the tenth conflicts committee meeting of each calendar year, for the remainder of each calendar year).

In addition, KBS REIT II pays its independent directors for attending special committee meetings as follows: each member of the special committee will be paid $2,000 in cash for each in-person and teleconference special committee meeting attended (except that the special committee chair will be paid $3,000 for each in-person and teleconference special committee meeting attended).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.
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
Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover an amount equal to the estimated value per share of our common stock.
Our share redemption program includes numerous restrictions that severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to the estimated value per share of our common stock. Our stockholders must hold their shares for at least one year in order to participate in our share redemption program, except in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). We limit the number of shares redeemed pursuant to our share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; however, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.
As a result of the limitations on the dollar value of shares that may be redeemed under our share redemption program during the calendar year, on November 30, 2017, we exhausted all funds available for redemptions for the year ended December 31, 2017. Thus, we had no funds available for redemptions for the December 2017 redemption date. Effective January 1, 2018, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we have $59.8 million available for redemptions of shares eligible for redemption in 2018.
Pursuant to our share redemption program, unless our shares are being redeemed in connection with a Special Redemption, the redemption price for shares eligible for redemption will be calculated based upon the updated estimated value per share. On December 6, 2017, our board of directors approved an estimated value per share of our common stock of $11.73 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017. In accordance with our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we will redeem all other shares eligible for redemption is as follows:

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
We currently expect to announce an updated estimated value per share in December 2018.
During their operating stages, other KBS-sponsored REITs have amended their share redemption programs to limit redemptions to Special Redemptions or place restrictive limitations on the amount of funds available for redemptions. As a result, these programs have not been able to honor all redemption requests and stockholders in these programs have been unable to have their shares redeemed when requested. In two instances, Ordinary Redemptions have been suspended for several years. When implementing these amendments, stockholders did not always have a final opportunity to submit redemptions prior to the effectiveness of the amendment to the program.

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
On December 6, 2017, our board of directors approved an estimated value per share of our common stock of $11.73 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2017, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013—01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate valuation firm, to provide appraisals for 28 of our real estate properties owned as of September 30, 2017 (the “Appraised Properties”) and to provide a calculation of the range in estimated value per share of our common stock as of December 6, 2017. Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) the contractual sales price less estimated disposition costs and fees with respect to one real estate property under contract to sell as of December 6, 2017, (iii) valuations performed by KBS Capital Advisors of our investment in the Hardware Village joint venture and the Village Center Station II joint venture, cash, other assets, mortgage debt and other liabilities, and (iv) a reduction to our net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 6, 2017, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 6, 2017. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2018.
The actual value of shares that we repurchase under our share redemption program may be less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (i) the number of years the shares have been held, and (ii) whether the redemptions are in connection with a Special Redemption. The current maximum price that may be paid under the program is $11.73 per share, which is the current estimated value per share. Although this is our current estimated value per share, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $11.73 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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
As a result of the limitations on the dollar value of shares that may be redeemed under our share redemption program during the calendar year, on November 30, 2017, we exhausted all funds available for redemptions for the year ended December 31, 2017. Thus, we had no funds available for redemptions for the December 2017 redemption date. Effective January 1, 2018, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we have $59.8 million available for redemptions of shares eligible for redemption in 2018
Our stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
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
Although we are not currently afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
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
As of March 5, 2018, we had acquired 30 real estate properties (one of which was sold on February 19, 2014 and one of which was held for sale), originated one real estate loan receivable (which was fully repaid on July 1, 2016), entered into the Hardware Village joint venture to develop and subsequently operate Hardware Village, which is currently under construction, and entered into the Village Center Station II joint venture to develop and subsequently operate Village Center Station II, which is currently under construction, based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operating activities available to fund distributions and stockholder returns may be reduced.
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

To the extent that we buy core real estate properties with occupancy of less than 95% or that have significant rollover during the expected hold period, we may incur significant costs for capital expenditures and tenant improvement costs to lease up the properties, which increases the risk of loss associated with these properties compared to other properties.
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
Certain property types, such as industrial properties, that we may acquire may not have efficient alternative uses and, if we acquire such properties, we may have difficulty leasing them to new tenants and/or have to make significant capital expenditures to them to do so.
Certain property types, particularly industrial properties, can be difficult to lease to new tenants, should the current tenant terminate or choose not to renew its lease. These properties generally will have received significant tenant-specific improvements and only very specific tenants may be able to use such improvements, making the properties very difficult to re-lease in their current condition. Additionally, an interested tenant may demand that, as a condition of executing a lease for the property, we finance and construct significant improvements so that the tenant could use the property. This expense may decrease cash available for distribution, as we likely would have to (i) pay for the improvements up front or (ii) finance the improvements at potentially unattractive terms.
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
Retailers will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such conditions could adversely affect our retail tenants and, consequently, our funds available for distribution.

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
If we decide to sell additional properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory note or other property we may accept upon a sale is actually paid, sold, refinanced or otherwise disposed.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.
From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties, such as our investment in Hardware Village and Village Center Station II, will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly-constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
Actions of our joint venture partners could reduce the returns on joint venture investments and decrease our stockholders’ overall return.
We have entered into the Hardware Village joint venture and the Village Center Station II joint venture, and may enter into additional joint ventures with third parties to acquire properties and other assets. We may also purchase and develop additional properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
In the event of any default under any mortgage loan we may acquire, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure on a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the investment. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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
We enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable and we may enter into such contracts if we acquire any variable rate real estate loans receivable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
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
Risks Associated with Debt Financing
We obtain lines of credit, mortgage indebtedness and other borrowings and have given guarantees, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and long-term financing secured by our properties and other assets. We have acquired our real estate properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.

If we mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment in us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
On November 3, 2017, we entered into a three-year loan facility for borrowings an amount of up to $1.01 billion (the “Portfolio Loan Facility”), of which $757.5 million is term debt and $252.5 million is revolving debt. The Portfolio Loan Facility is secured by RBC Plaza, Preston Commons, Sterling Plaza, One Washingtonian Center, Towers at Emeryville, Ten Almaden, Town Center and 500 West Madison. As of March 5, 2018, $865.5 million has been funded under the Portfolio Loan Facility.
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
We may finance our assets over the long-term through a variety of means, including credit facilities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.
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
The loan agreements for our debt obligations contain customary representations and warranties, financial and other affirmative and negative covenants (including maintenance of ongoing debt service coverage ratios), events of default and remedies typical for these types of financings.

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
We may incur debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2017, our borrowings and other liabilities were approximately 59% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates (a maximum rate of 35% applies through 2017 and 21% for subsequent years). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
Changes recently made to the U.S. tax laws could have a negative impact on our business.
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to a taxable REIT subsidiary);

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the federal corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

 Many of the provisions in the Tax Cuts and Jobs Act, in particular those affecting individual taxpayers, expire at the end of 2025.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.
 The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective federal income tax rate on such dividend. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
In April 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). Certain provisions of final regulation took effect in June 2017, with full implementation scheduled for July 1, 2019. The final regulation and the accompanying exemptions are complex. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2017, our real estate portfolio held for investment was composed of 27 office properties and one mixed-use office/retail property encompassing 10.8 million rentable square feet in the aggregate that were collectively 93% occupied with a weighted-average remaining lease term of 4.5 years. In addition, we had entered into the Hardware Village joint venture to develop and subsequently operate Hardware Village, which is currently under construction. The following table provides summary information regarding the properties owned by us and held for investment as of December 31, 2017:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Domain Gateway Austin, TX	09/29/2011	Office	173,962	$47,374	$3,716	$21.36	1.7	1.1%	100.0%
Town Center Plano, TX	03/27/2012	Office	522,043	115,789	11,836	24.56	3.3	2.8%	92.3%
McEwen Building Franklin, TN	04/30/2012	Office	175,262	36,928	4,666	28.55	2.8	0.9%	93.2%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	210,256	24,804	4,714	25.89	2.8	0.6%	86.6%
Tower on Lake Carolyn Irving, TX	12/21/2012	Office	364,336	53,412	8,670	24.07	4.1	1.3%	98.9%
RBC Plaza Minneapolis, MN	01/31/2013	Office	710,332	152,315	11,885	17.66	5.6	3.8%	94.7%
One Washingtonian Center Gaithersburg, MD	06/19/2013	Office	314,175	91,509	9,584	31.35	6.1	2.4%	97.3%
Preston Commons Dallas, TX	06/19/2013	Office	427,799	118,211	10,709	27.26	2.7	3.1%	91.8%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	79,621	7,316	26.92	3.8	2.1%	86.7%
201 Spear Street San Francisco, CA	12/03/2013	Office	252,591	142,408	14,776	67.22	6.5	4.0%	87.0%
500 West Madison Chicago, IL	12/16/2013	Office	1,457,724	432,842	36,031	27.58	4.4	11.5%	89.6%
222 Main Salt Lake City, UT	02/27/2014	Office	426,657	160,501	15,487	36.99	6.5	4.2%	98.1%
Anchor Centre Phoenix, AZ	05/22/2014	Office	333,014	94,620	8,212	26.56	3.9	2.5%	92.9%
171 17th Street Atlanta, GA	08/25/2014	Office	510,268	133,262	12,595	24.96	4.7	3.5%	98.9%
Reston Square Reston, VA	12/03/2014	Office	138,995	46,819	5,282	39.47	5.7	1.2%	96.3%
Ten Almaden San Jose, CA	12/05/2014	Office	309,255	123,800	11,995	41.43	3.4	3.4%	93.6%
Towers at Emeryville Emeryville, CA	12/23/2014	Office	815,018	267,381	26,429	39.92	3.2	7.4%	81.2%
101 South Hanley St. Louis, MO	12/24/2014	Office	360,505	71,483	8,754	25.58	4.8	2.0%	94.9%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	210,804	151,096	12,341	59.96	10.1	4.2%	97.6%
Village Center Station Greenwood Village, CO	05/20/2015	Office	234,915	78,399	5,886	25.06	2.5	2.1%	100.0%
Park Place Village Leawood, KS	06/18/2015	Office/Retail	483,054	128,609	14,072	29.85	5.9	3.6%	97.6%
201 17th Street Atlanta, GA	06/23/2015	Office	355,870	102,578	10,118	29.49	7.9	2.9%	96.4%
Promenade I & II at Eilan San Antonio, TX	07/14/2015	Office	205,773	62,643	5,079	24.86	4.8	1.7%	99.3%
CrossPoint at Valley Forge Wayne, PA	08/18/2015	Office	272,360	90,352	8,773	32.21	3.9	2.5%	100.0%
515 Congress Austin, TX	08/31/2015	Office	263,058	117,522	6,473	27.84	2.6	3.3%	88.4%
The Almaden San Jose, CA	09/23/2015	Office	416,126	168,354	13,239	33.57	3.4	4.8%	94.8%
3001 Washington Boulevard Arlington, VA	11/06/2015	Office	94,837	57,093	3,017	55.75	7.2	1.7%	57.1%
Carillon Charlotte, NC	01/15/2016	Office	488,243	152,374	11,600	25.78	4.1	4.4%	92.2%
Hardware Village (4) Salt Lake City, UT	08/26/2016	Development/Apartment	N/A	67,826	N/A	N/A	N/A	2.1%	N/A
			10,840,841	$3,369,925	$303,255	$30.16	4.5		92.7%

_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(4) On August 26, 2016, we entered into the Hardware Village joint venture to participate in the development and subsequent operation of Hardware Village. We own a 99.24% equity interest in the joint venture.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio held for investement by square footage and by annualized base rent as of December 31, 2017:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	37	$7,254	2.4%	405,333	4.0%
2018	143	23,574	7.8%	816,265	8.1%
2019	145	42,569	14.0%	1,512,957	15.0%
2020	122	32,368	10.7%	1,113,308	11.1%
2021	111	30,264	10.0%	1,137,261	11.3%
2022	126	37,113	12.2%	1,130,673	11.2%
2023	63	29,149	9.6%	944,762	9.4%
2024	49	23,750	7.8%	752,161	7.5%
2025	27	22,143	7.3%	663,051	6.6%
2026	28	13,792	4.5%	460,893	4.6%
2027	30	16,607	5.5%	535,808	5.3%
Thereafter	16	24,672	8.2%	581,707	5.9%
Total	897	$303,255	100.0%	10,054,179	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2017, our portfolio’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Finance	151	$60,840	20.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2017, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.
During 2017, we also acquired a 75% equity interest in an existing company and created a joint venture with an unaffiliated developer to develop and subsequently operate Village Center Station II.
For more information about our real estate portfolio, see Part I, Item 1, “Business.”

In addition, as of December 31, 2017, we had one office property held for sale. The following table provides summary information regarding the property held for sale as of December 31, 2017:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Rocklin Corporate Center Rocklin, CA	11/06/2014	Office	220,020	33,575	4,651	23.36	3.5	0.9%	90.5%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
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
Stockholder Information
As of March 5, 2018, we had 178.3 million shares of common stock outstanding held by a total of approximately 39,600 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340, as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $11.73 per share as of December 31, 2017. This estimated value per share is based on our board of directors’ approval on December 6, 2017 of an estimated value per share of our common stock of $11.73 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017. There were no other material changes between September 30, 2017 and December 6, 2017 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC, an independent third party real estate valuation firm, to provide appraisals for each of our 28 real estate properties owned as of September 30, 2017 (the “Appraised Properties”) and to provide a calculation of the range in estimated value per share of our common stock as of December 6, 2017.  Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) the contractual sales price less estimated disposition costs and fees with respect to one real estate property under contract to sell as of December 6, 2017, (iii) valuations performed by our advisor of our investment in the Hardware Village joint venture and the Village Center Station II joint venture, cash, other assets, mortgage debt and other liabilities, and (iv) a reduction to our net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017.  The appraisal reports Duff & Phelps prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
The conflicts committee reviewed Duff & Phelps’ valuation report, which included an appraised value for each of the Appraised Properties and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor and reviewed by Duff & Phelps. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $10.91 to $12.56, with a mid-range value of $11.73 per share, as determined by Duff & Phelps and recommended by our advisor, which mid-range value was based on (a) Duff & Phelps’ appraisals of the Appraised Properties; (b) valuations performed by our advisor of our real estate under contract to sell as of December 6, 2017, our investment in the Hardware Village joint venture and the Village Center Station II joint venture, cash, other assets, mortgage debt and other liabilities; and (c) a reduction to our net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017, was reasonable and (ii) recommended to our board of directors that it adopt $11.73 as the estimated value per share of our common stock, which estimated value per share is based on those factors discussed in (i) above. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $11.73 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 6, 2017 as well as the calculation of our prior estimated value per share as of December 9, 2016. Duff & Phelps was not responsible for the determination of the estimated value per share as of December 6, 2017 or December 9, 2016, respectively.

	December 6, 2017 Estimated Value per Share	December 9, 2016 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$21.98	$20.51	$1.47
Hardware Village joint venture	0.31	0.08	0.23
Cash	0.25	0.28	(0.03)
Village Center Station II joint venture	0.18	—	0.18
Other assets	0.12	0.08	0.04
Mortgage debt (3)	(10.49)	(9.72)	(0.77)
Advisor participation fee potential liability	(0.08)	—	(0.08)
Other liabilities	(0.49)	(0.60)	0.11
Deferred financing costs subsequent to September 30, 2017	(0.05)	—	(0.05)
Estimated value per share	$11.73	$10.63	$1.10
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$11.73	$10.63	$1.10
_____________________
(1) The December 9, 2016 estimated value per share was based upon a calculation of the range in estimated value per share of our common stock as of September 30, 2016 by Duff & Phelps and the recommendation of our advisor. Duff & Phelps based this range in estimated value per share upon its appraisals of our real estate properties held as of September 30, 2016 and valuations performed by our advisor with respect to the Hardware Village joint venture, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 9, 2016 estimated value per share and the assumptions and methodologies used by Duff & Phelps and our advisor, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.
(2) The increase in the estimated value of real estate properties per share was primarily due to an increase in the appraised value of real estate properties and capital expenditures subsequent to September 30, 2016.
(3) The increase in the estimated value of mortgage debt per share was primarily due to the increase in mortgage debt outstanding through September 30, 2017.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated value per share from $10.63 to $11.73. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, new investments and related financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 9, 2016 estimated value per share	$10.63
Changes to estimated value per share
Real estate
Real estate	1.47
Capital expenditures on real estate	(0.53)
Total change related to real estate	0.94
Operating cash flows in excess of monthly distributions declared (1)	0.16
Deferred financing costs (2)	(0.06)
Interest rate swap liability	0.14
Advisor participation fee potential liability	(0.08)
Total change in estimated value per share	$1.10
December 6, 2017 estimated value per share	$11.73
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to deduct capitalized interest expense and add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
(2) Amount includes deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 6, 2017, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. As of December 6, 2017, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Our estimated value per share takes into consideration any potential liability related to a subordinated participation in cash flows our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and our advisor estimated the fair value of this liability to be $14.6 million or $0.08 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.
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
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was engaged by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties and to provide a calculation of the range in estimated value per share of our common stock as of December 6, 2017. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps was based on the scope of work and not on the appraised values of the Appraised Properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
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

_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those we own in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to prepare appraisal reports for each of the Appraised Properties and to provide a calculation of the range in estimated value per share of our common stock and Duff & Phelps received fees upon the delivery of such reports and the calculation of the range in estimated value per share of our common stock. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal report.

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
As of December 6, 2017, our real estate portfolio, excluding our investment in the Hardware Village joint venture and Village Center Station II joint venture, consisted of 28 office properties and one mixed use office/retail property, which were acquired for a total purchase price of $3.2 billion, including $45.9 million of acquisition fees and acquisition expenses, and as of September 30, 2017, we had invested $315.5 million in capital and tenant improvements in these properties. As of September 30, 2017, the total appraised value of the Appraised Properties as provided by Duff & Phelps using the appraisal methods described above was $3.9 billion. The estimated value of our office property under contract to sell as of December 6, 2017, which was valued at the contractual sales price less estimated disposition costs and fees, was $41.1 million. The estimated value of our real estate portfolio, excluding our investment in the Hardware Village joint venture and Village Center Station II joint venture, was $4.0 billion which, when compared to the total acquisition cost plus subsequent capital improvements through September 30, 2017 of $3.5 billion, results in an overall increase in the estimated value of these properties of approximately 14.1%.

The following table summarizes the key assumptions that Duff & Phelps used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.00% to 7.75%	6.49%
Discount rate	6.75% to 8.50%	7.42%
Net operating income compounded annual growth rate (1)	0.67% to 9.85%	4.25%
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.46	$(0.43)	$0.61	$(0.57)
Discount Rate	0.36	(0.35)	0.53	(0.52)
Finally, a 1% increase in the appraised value of the Appraised Properties would result in an $0.19 increase in our estimated value per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.19 to our estimated value per share, assuming all other factors remain unchanged.
Construction-in-Progress - Hardware Village
As of September 30, 2017, we had one real estate construction-in-progress project held through the Hardware Village joint venture in which we own a 99.24% equity interest and exercise control. The estimated value of our real estate construction-in-progress project is equal to the GAAP carrying value as disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017. Under GAAP, all costs incurred related to real estate under construction that are necessary to bring the investment to its intended use are capitalized. The fair value and carrying value of our real estate construction-in-progress project was $56.1 million as of September 30, 2017.
Investment in Unconsolidated Joint Venture - Village Center Station II Joint Venture
As of September 30, 2017, we held an investment in an unconsolidated joint venture, the Village Center Station II joint venture. The investment in the Village Center Station II joint venture represents a 75% equity interest in a joint venture to develop and subsequently operate a 12-story office building and an adjacent two-story office/retail building. The estimated value of the our investment in the unconsolidated joint venture is equal to the GAAP carrying value (excluding $1.3 million of acquisition costs, financing costs and interest capitalized) as disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017. Under GAAP, all costs incurred related to real estate under construction that is necessary to bring the investment to its intended use are capitalized. The fair value and the carrying value of our investment in this unconsolidated joint venture was $32.3 million and $33.6 million, respectively.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.

As of September 30, 2017, the GAAP fair value and the carrying value of our notes payable were $1.9 billion and $1.9 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 3.7%. Our notes payable have a weighted-average remaining term of 1.6 years.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.03)	$0.03	$(0.03)	$0.03
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
Participation Fee Potential Liability Calculation
In accordance with the advisory agreement with our advisor, our advisor is entitled to receive a participation fee equal to 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) an 8.0% per year cumulative, noncompounded return on such net invested capital. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 8.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 8.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 8.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 8.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 8.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. Our advisor estimated the fair value of this liability to be $14.6 million or $0.08 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.
Limitations of the Estimated Value per Share
As mentioned above, we provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The estimated value per share set forth above first appeared on the December 31, 2017 customer account statements mailed in January 2018. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.

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
Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2017, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. Our estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 6, 2017, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. We currently expect to utilize an independent valuation firm to update our estimated value per share in December 2018.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$10.63		December 9, 2016	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2016, filed March 13, 2017
$10.04		December 8, 2015	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2015, filed March 14, 2016
$9.42	(1)	December 9, 2014	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2014, filed March 9, 2015
$9.29	(1)	May 5, 2014	Supplement no. 3 to our prospectus dated April 25, 2014 (Registration No. 333-164703), filed May 6, 2014
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

Generally, our policy is to pay distributions from cash flow from operations. From time to time during our operational stage, we may not pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, from time to time, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with debt financings and we may utilize debt financing in the future, if necessary, to fund at least a portion of our distributions. We may also fund such distributions with proceeds from the sale of assets or from the maturity, payoff or settlement of real estate-related investments, to the extent that we make any such additional investments. Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. Our distribution policy is not to use the proceeds from an offering to pay distributions. If we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced.
Over the long-term, we generally expect that our distributions will be paid from cash flow from operating activities from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under any real estate-related investments we make). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements”, Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
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
During 2016 and 2017, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2017. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2017 and 2016, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$29,080	$29,421	$29,650	$29,587	$117,738
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$28,667	$29,160	$29,563	$29,635	$117,025
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
_____________________
(1) During the years ended December 31, 2016 and 2017, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2017.  Distributions for these periods were calculated based on stockholders of record each day during the periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.54% annualized rate based on the current estimated value per share of $11.73.

The tax composition of our distributions declared for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Ordinary Income	44%	43%
Capital Gain	—%	—%
Return of Capital	56%	57%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On November 14, 2017, our board of directors authorized distributions based on daily record dates for the period from January 1, 2018 through January 31, 2018, which we paid on February 1, 2018. On January 30, 2018, our board of directors authorized distributions based on daily record dates for the period from February 1, 2018 through February 28, 2018, which we paid on March 1, 2018, and distributions based on daily record dates for the period from March 1, 2018 through March 31, 2018, which we expect to pay in April 2018. On March 7, 2018, our board of directors authorized distributions based on daily record dates for the period from April 1, 2018 through April 30, 2018, which we expect to pay in May 2018, and distributions based on daily record dates for the period from May 1, 2018 to May 31, 2018, which we expect to pay in June 2018. Stockholders may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.54% annualized rate based on the current estimated value per share of $11.73.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to our estimated value per share.
There are several limitations on our ability to redeem shares under our share redemption program:

•	Unless the shares are being redeemed in connection with a Special Redemption, we may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. As a result of the limitations on the dollar value of shares that may be redeemed under our share redemption program, on November 30, 2017, we exhausted all funds available for redemptions for the year ended December 31, 2017. Thus, we had no funds available for redemptions for the December 2017 redemption date. Effective January 1, 2018, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we have $59.8 million available for redemptions of shares eligible for redemption in 2018.

•
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
On December 6, 2017, our board of directors approved an estimated value per share of our common stock of $11.73 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017. This estimated value per share became effective for the December 2017 redemption date, which was December 29, 2017.
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
We currently expect to utilize an independent valuation firm to update our estimated value per share in December 2018. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our website, www.kbsreitiii.com (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov).
Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice to stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon 10 business days’ notice. The complete share redemption program document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and is available at the SEC’s website, www.sec.gov.

We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan. During the year ended December 31, 2017, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	536,160	$10.46	(3)
February 2017	206,012	$10.51	(3)
March 2017	458,763	$10.37	(3)
April 2017	579,233	$10.40	(3)
May 2017	563,933	$10.46	(3)
June 2017	675,243	$10.39	(3)
July 2017	899,951	$10.36	(3)
August 2017	632,696	$10.43	(3)
September 2017	701,088	$10.38	(3)
October 2017	659,372	$10.40	(3)
November 2017	32,637	$10.45	(3)
December 2017	—	$—	(3)
Total	5,945,088
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. In 2016, our net proceeds from our dividend reinvestment plan were $61.9 million. In November 2017, we exhausted $61.9 million of funds available for all redemptions for the year ended December 31, 2017. As of December 31, 2017, we had a total of $18.9 million of outstanding and unfulfilled redemptions requests, representing 1,633,717 shares, all of which were redeemed in January 2018. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we had $59.8 million available for redemptions of shares eligible for redemption in 2018. As of February 28, 2018, we had $15.2 million available for redemptions of shares eligible for redemption for remainder of 2018.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2017	2016	2015	2014	2013
Balance sheet data
Total real estate and real estate-related investments, net	$2,962,134	$2,988,855	$2,933,721	$2,217,090	$1,247,319
Total assets	3,220,807	3,182,676	3,133,874	2,375,288	1,305,447
Notes payable, net	1,941,786	1,783,468	1,640,654	1,311,751	724,743
Total liabilities	2,100,484	1,927,429	1,791,675	1,412,863	790,216
Redeemable common stock	40,915	61,871	55,367	29,329	12,414
Total equity	1,079,408	1,193,376	1,286,832	933,096	502,817
	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Operating data
Total revenues	$414,049	$400,407	$315,709	$188,896	$80,423
Net income (loss) attributable to common stockholders	1,374	763	(29,015)	(12,352)	(21,637)
Net income (loss) per common share attributable to common stockholders - basic and diluted	0.01	—	(0.18)	(0.14)	(0.50)
Other data
Cash flows provided by operating activities	124,439	114,157	97,521	53,954	20,164
Cash flows used in investing activities	(163,475)	(198,884)	(831,986)	(1,035,952)	(938,610)
Cash flows provided by financing activities	32,454	48,553	739,964	1,051,552	928,117
Distributions declared	117,738	117,025	106,189	59,481	28,309
Distributions declared per common share (1)	0.650	0.650	0.650	0.650	0.650
Weighted-average number of common shares outstanding, basic and diluted	181,138,045	180,043,027	163,358,289	91,374,493	43,547,227
Reconciliation of funds from operations (2)
Net income (loss) attributable to common stockholders	$1,374	$763	$(29,015)	$(12,352)	$(21,637)
Depreciation of real estate assets	86,573	77,676	56,957	30,088	11,445
Amortization of lease-related costs	77,716	83,688	79,978	49,475	23,935
Gain on sale of real estate, net	—	—	—	(10,894)	—
FFO	$165,663	$162,127	$107,920	$56,317	$13,743
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the periods from January 1, 2013 through February 28, 2012, March 1, 2012 through February 28, 2016 and March 1, 2016 through December 31, 2017 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2017, we owned 28 office properties (one of which was held for sale) and one mixed-use office/retail property and had made investments in the Village Center Station II joint venture and the Hardware Village joint venture.
Liquidity and Capital Resources
On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2017, we had also sold 22,892,452 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $224.7 million. Also as of December 31, 2017, we had redeemed 11,312,369 shares sold in our initial public offering for $114.4 million.
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

As of December 31, 2017, we had mortgage debt obligations in the aggregate principal amount of $2.0 billion, with a weighted-average remaining term of 2.4 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Our debt obligations consisted of $192.5 million of fixed rate notes payable and $1.8 billion of variable rate notes payable. As of December 31, 2017, the interest rates on $1.3 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. In addition, we entered into one interest rate swap with a notional amount of $24.0 million, which became effective in January 2018. As of December 31, 2017, we had $278.1 million of revolving debt available for immediate future disbursement under two portfolio loans, subject to certain conditions set forth in the loan agreements.
We paid distributions to our stockholders during the year ended December 31, 2017 using cash flow from operations from current and prior periods. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2017 did not exceed the charter-imposed limitation.
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness.  Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
Cash Flows from Operating Activities
During the year ended December 31, 2017, net cash provided by operating activities was $124.4 million, compared to net cash provided by operating activities of $114.2 million during the year ended December 31, 2016. Net cash provided by operating activities increased in 2017 primarily as a result of an increase in lease termination fees, rental rates, operating expense recoveries and property tax recoveries.
Cash Flows from Investing Activities
Net cash used in investing activities was $163.5 million for the year ended December 31, 2017 and primarily consisted of the following:

•	$82.0 million used for improvements to real estate;

•	$45.7 million used for construction in progress related to Hardware Village;

•	$33.7 million to make an investment in the Village Center Station II joint venture; and

•	$2.1 million of escrow deposits for tenant improvements.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of debt financings, redemptions and distributions paid to our stockholders. During the year ended December 31, 2017, net cash provided by financing activities was $32.5 million and primarily consisted of the following:

•
$152.3 million of net cash provided by debt financing as a result of proceeds from notes payable of $942.2 million, partially offset by principal payments on notes payable of $778.7 million and payments of deferred financing costs of $11.2 million;

•	$61.9 million of cash used for redemptions of common stock; and

•	$58.0 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $59.8 million.

We expect that our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). We expect our debt financing related to the acquisition of core real estate properties to be between 45% and 65% of the aggregate cost of all such assets. We expect our debt financing related to the acquisition or origination of real estate-related investments to be between 0% and 65% of the aggregate cost of all such assets, to the extent we make real estate-related investments and depending upon the availability of such financings in the marketplace. There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 35% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2017, our borrowings and other liabilities were approximately 59% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
As of December 31, 2017, we had accrued and deferred payment of $2.3 million of asset management fees under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.  The amount of asset management fees deferred will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2017 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$1,956,919	$224,158	$1,458,215	$274,546	$—
Interest payments on outstanding debt obligations (2)	169,964	66,895	93,376	9,693	—
Development obligations	39,515	(3)	(3)	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $62.6 million, excluding amortization of deferred financing costs totaling $5.3 million and unrealized gain on derivatives of $10.5 million and including interest capitalized of $2.4 million during the year ended December 31, 2017.
(3) We have entered into the Hardware Village joint venture to develop a two-building multifamily apartment complex consisting of 466 units and expect to incur approximately $39.5 million in additional development obligations through 2018. As of December 31, 2017, $21.0 million had been disbursed under the Hardware Village Loan Facility and $53.0 million remained available for future disbursements, subject to certain conditions contained in the Hardware Village Loan Facility documents.
As of December 31, 2017, we expect to acquire the developer’s 25% equity interest in the Village Center Station II joint venture upon completion of Village Center Station II in 2018 for approximately $25.0 million. Upon such acquisition, we would own 100% of the equity interests in Village Center Station II.
Results of Operations
Overview
As of December 31, 2016, we owned 28 office properties, one mixed-use office/retail property and had entered into the Hardware Village joint venture. During the year ended December 31, 2016, the Aberdeen First Mortgage Origination was paid off. As of December 31, 2017, we owned 28 office properties (one of which was held for sale) and one mixed-use office/retail property and had made investments in the Village Center Station II joint venture and the Hardware Village joint venture. As a result, the results of operations presented for the years ended December 31, 2017 and 2016 are not directly comparable due to our acquisition and development activity and the payoff of the Aberdeen First Mortgage Origination.

Comparison of the year ended December 31, 2017 versus the year ended December 31, 2016
The following table provides summary information about our results of operations for the years ended December 31, 2017 and 2016 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Payoffs (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2017	2016
Rental income	$314,597	$307,568	$7,029	2%	$568	$6,461
Tenant reimbursements	76,438	70,856	5,582	8%	(153)	5,735
Other operating income	23,014	21,152	1,862	9%	149	1,713
Interest income from real estate loan receivable	—	831	(831)	(100)%	(831)	—
Operating, maintenance and management costs	97,477	93,580	3,897	4%	(131)	4,028
Real estate taxes and insurance	65,325	61,090	4,235	7%	26	4,209
Asset management fees to affiliate	25,905	24,940	965	4%	474	491
Real estate acquisition fees to affiliate	—	1,473	(1,473)	(100)%	(1,473)	—
Real estate acquisition fees and expenses	—	306	(306)	(100)%	(306)	—
General and administrative expenses	4,723	5,398	(675)	(13)%	n/a	n/a
Depreciation and amortization	164,289	161,364	2,925	2%	136	2,789
Interest expense	55,008	51,554	3,454	7%	n/a	n/a
Other income	649	—	649	100%	—	649
Loss from extinguishment of debt	(766)	—	(766)	100%	—	(766)
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 related to real estate investments acquired or repaid on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 related to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $378.4 million for the year ended December 31, 2016 to $391.0 million for the year ended December 31, 2017. The increase in rental income and tenant reimbursements for properties held throughout both periods was primarily due to an increase in lease termination fees, rental rates, operating expense recoveries and property tax recoveries. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments and increase based on the development and subsequent operation of Hardware Village and upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II.
Other operating income increased from $21.2 million during the year ended December 31, 2016 to $23.0 million for the year ended December 31, 2017. The increase in other operating income for properties held throughout both periods was primarily due to an increase in parking revenues. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and increase upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.8 million for the year ended December 31, 2016 to $0 for the year ended December 31, 2017 as a result of the payoff of the real estate loan receivable on July 1, 2016.
Operating, maintenance and management costs increased from $93.6 million for the year ended December 31, 2016 to $97.5 million for the year ended December 31, 2017. The increase in operating, maintenance and management costs for properties held throughout both periods was primarily due to an increase in repairs and maintenance, janitorial services and security services. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II and general inflation.
Real estate taxes and insurance increased from $61.1 million for the year ended December 31, 2016 to $65.3 million for the year ended December 31, 2017. The increase in real estate taxes and insurance for properties held throughout both periods was primarily due to higher property taxes as a result of property tax reassessments. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II and general increases due to future property tax reassessments.

Asset management fees with respect to our real estate investments increased from $24.9 million for the year ended December 31, 2016 to $25.9 million for the year ended December 31, 2017. We expect asset management fees to increase in future periods as a result of the development and completion of Hardware Village, including our acquisition of the developer's 25% equity interest in and subsequent completion of Village Center Station II and as a result of any improvements we make to our properties, which increase would be offset to the extent we dispose of any of our assets. As of December 31, 2017, there were $2.3 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “— Liquidity and Capital Resources” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliates decreased from $1.8 million for the year ended December 31, 2016 to $0 for the year ended December 31, 2017 due to a decrease in acquisition activity. During the year ended December 31, 2017, we did not acquire any investments accounted for as a business combination, but we did make an investment in the Village Center Station II joint venture. During the year ended December 31, 2017, we capitalized an aggregate of $1.1 million in acquisition fees and expenses related to the development of Hardware Village and the investment in the Village Center Station II joint venture. During the year ended December 31, 2016, we acquired one real estate property accounted for as a business combination for $146.1 million. We do not expect to incur any significant real estate acquisition fees and expenses in future periods.
Depreciation and amortization increased from $161.4 million for the year ended December 31, 2016 to $164.3 million for the year ended December 31, 2017, primarily as a result of the acceleration of amortization of intangible assets related to a tenant relocation and a lease termination at a property held throughout both periods. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent operation of Hardware Village and upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II.
Interest expense increased from $51.6 million for the year ended December 31, 2016 to $55.0 million for the year ended December 31, 2017. Included in interest expense is the amortization of deferred financing costs of $5.1 million and $5.3 million for the years ended December 31, 2016 and 2017, respectively. Additionally, during the year ended December 31, 2016 and 2017, we capitalized $0.2 million and $2.4 million of interest to construction-in-progress related to Hardware Village and Village Center Station II, respectively. Interest expense (including gains and losses) incurred as a result of our derivative instruments for the years ended December 31, 2016 and 2017 increased interest expense by $6.4 million and decreased interest expense by $3.1 million, respectively, which includes $1.6 million and $10.5 million of unrealized gains on derivative instruments for the years ended December 31, 2016 and 2017, respectively. The increase in interest expense is due to the increased level of borrowings. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).
During the year ended December 31, 2017, we received $0.6 million in proceeds from a one-time easement agreement, which is included in other income in the accompanying consolidated statements of operations.
During the year ended December 31, 2017, we recognized a loss from extinguishment of debt of $0.7 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the Town Center Mortgage Loan, RBC Plaza Mortgage Loan, National Office Portfolio Mortgage Loan, 500 West Madison Mortgage Loan, Ten Almaden Mortgage Loan and Towers at Emeryville Mortgage Loan on November 3, 2017 in connection with a portfolio refinance.

Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Payoffs (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$307,568	$245,772	$61,796	25%	$50,716	$11,080
Tenant reimbursements	70,856	53,960	16,896	31%	11,492	5,404
Interest income from real estate loan receivable	831	1,603	(772)	(48)%	(772)	—
Other operating income	21,152	14,374	6,778	47%	6,051	727
Operating, maintenance and management costs	93,580	75,319	18,261	24%	17,213	1,048
Real estate taxes and insurance	61,090	50,320	10,770	21%	8,541	2,229
Asset management fees to affiliate	24,940	20,051	4,889	24%	4,443	446
Real estate acquisition fees to affiliate	1,473	7,697	(6,224)	(81)%	(6,224)	—
Real estate acquisition fees and expenses	306	4,292	(3,986)	(93)%	(3,986)	—
General and administrative expenses	5,398	4,912	486	10%	n/a	n/a
Depreciation and amortization	161,364	136,935	24,429	18%	27,211	(2,782)
Interest expense	51,554	45,370	6,184	14%	n/a	n/a
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
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, unrealized (gains) losses on derivative instruments, acquisition fees and expenses (as applicable) and the exclusion of loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Acquisition fees and expenses.  Prior to our early adoption of ASU No. 2017-01 on January 1, 2017, acquisition fees and expenses related to the acquisition of real estate were generally expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition fees and expenses have been funded from the proceeds from our now-terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance; and

•
Loss from extinguishment of debt. A loss from extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to common stockholders	$1,374	$763	$(29,015)
Depreciation of real estate assets	86,573	77,676	56,957
Amortization of lease-related costs	77,716	83,688	79,978
FFO attributable to common stockholders (1)	$165,663	$162,127	$107,920
Straight-line rent and amortization of above- and below-market leases, net	(18,287)	(26,136)	(24,874)
Loss from extinguishment of debt	766	—	—
Amortization of discounts and closing costs	—	15	27
Unrealized (gains) losses on derivative instruments	(10,509)	(1,597)	6,078
Real estate acquisition fees to affiliate	—	1,473	7,697
Real estate acquisition fees and expenses	—	306	4,292
MFFO attributable to common stockholders (1)	$137,633	$136,188	$101,140
_____________________
(1) FFO and MFFO includes $7.0 million, $1.7 million and $1.4 million of lease termination income for the years ended December 31, 2017, 2016 and 2015, respectively.
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows during 2017 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2017	$29,080	$0.160	$14,067	$14,987	$29,054	$19,097
Second Quarter 2017	29,421	0.162	14,640	15,110	29,750	39,521
Third Quarter 2017	29,650	0.164	14,689	15,001	29,690	31,947
Fourth Quarter 2017	29,587	0.164	14,575	14,687	29,262	33,874
	$117,738	$0.650	$57,971	$59,785	$117,756	$124,439
_____________________
(1) Distributions for the periods from January 1, 2017 through December 31, 2017 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2017, we paid aggregate distributions of $117.8 million, including $58.0 million of distributions paid in cash and $59.8 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the year ended December 31, 2017 was $1.4 million. FFO for the year ended December 31, 2017 was $165.7 million and cash flow from operating activities was $124.4 million. See the reconciliation of FFO to net income (loss) attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $107.8 million of cash flow from operating activities and $10.0 million of cash flow from operating activities in excess of distributions paid during 2016. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.

Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under any real estate-related investments we make). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1A, “Risk Factors” and in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
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

Real Estate Loan Receivable
Interest income on real estate loans receivable was recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, were amortized over the term of the loan as an adjustment to interest income.
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
Real Estate Acquisition Valuation
As a result of our early adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
Insurance Proceeds for Property Damage
We maintain an insurance policy that provides coverage for losses due to property damage and business interruption. Losses due to physical damage are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable. Losses, which are reduced by the related probable insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of operations. Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved. Anticipated recoveries for lost rental revenue due to property damage are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties and related gains on sale that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2017, 2016 and 2015 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
Construction in Progress
Direct investments in undeveloped land or properties without leases in place at the time of acquisition are accounted for as an asset acquisition and not as a business combination.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition. Additionally, during the time that we are incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized. Once construction in progress is substantially completed, the amounts capitalized to construction in progress are transferred to land and buildings and improvements and are depreciated over their respective useful lives.
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
Distributions Paid
On January 2, 2018, we paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2017 through December 31, 2017. On February 1, 2018, we paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2018 through January 31, 2018. On March 1, 2018, we paid distributions of $8.9 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2018 through February 28, 2018.
Distributions Authorized
On January 30, 2018, our board of directors authorized distributions based on daily record dates for the period from March 1, 2018 through March 31, 2018, which we expect to pay in April 2018. On March 7, 2018, our board of directors authorized distributions based on daily record dates for the period from April 1, 2018 through April 30, 2018, which we expect to pay in May 2018, and distributions based on daily record dates for the period from May 1, 2018 through May 31, 2018, which we expect to pay in June 2018. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.54% annualized rate based on our December 6, 2017 estimated value per share of $11.73.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage and other loans. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level or utilizing a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the outstanding principal balance, weighted-average interest rates and fair value for our notes payable for each category; and the notional amounts, average pay and receive rates, if applicable, of our derivative instruments, based on maturity dates as of December 31, 2017 (dollars in thousands):

	Maturity Date						Total Value or Notional Amount
	2018	2019	2020	2021	2022	Thereafter		Fair Value
Assets
Derivative Instruments
Interest rate swaps, notional amount	$231,940	$—	$91,500	$—	$539,760	$76,440	$939,640	$6,514
Average pay rate (1)	1.5%	—	1.8%	—	2.0%	1.6%	1.8%
Average receive rate (2)	1.6%	—	1.6%	—	1.6%	1.6%	1.6%

Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$—	$—	$99,471	$93,000	$—	$192,471	$192,271
Weighted-average interest rate (3)	—	—	—	4.0%	4.2%	—	4.1%
Variable Rate	$221,409	$346,664	$1,108,075	$—	$88,300	$—	$1,764,448	$1,758,694
Weighted-average interest rate (3)	3.1%	3.2%	3.7%	—	3.4%	—	3.5%

Derivative Instruments
Interest rate swaps, notional amount	$50,000	$—	$338,403	$—	$—	$—	$388,403	$1,695
Average pay rate (1)	1.7%	—	2.2%	—	—	—	2.1%
Average receive rate (2)	1.6%	—	1.6%	—	—	—	1.6%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the 30‑day LIBOR rate as of December 31, 2017.
(3) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2017, where applicable.
We borrow funds and may make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2017, the fair value of our fixed rate debt was $192.3 million and the outstanding principal balance of our fixed rate debt was $192.5 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $460.4 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.3 billion of our variable rate debt. This amount does not take into account the impact of $24.0 million of forward interest rate swap agreements that were not yet effective as of December 31, 2017. Based on interest rates as of December 31, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2018, interest expense on our variable rate debt would increase or decrease by $4.6 million.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbsreitiii.com.
The other information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed November 14, 2017

10.2
Loan Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, and KBSIII 500 West Madison, LLC, collectively and Bank of America, N.A., dated as of November 3, 2017

10.3	Deed of Trust (related to Legacy Town Center), by KBSIII Legacy Town Center, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017

10.4	Deed of Trust (related to One Washingtonian), by KBSIII One Washingtonian, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017

10.5	Deed of Trust (related to Preston Commons), by KBSIII Preston Commons, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017

10.6	Deed of Trust (related to Sterling Plaza), by KBSIII Sterling Plaza, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017

10.7	Deed of Trust (related to Ten Almaden), by KBSIII Ten Almaden, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017

10.8	Deed of Trust (related to Towers at Emeryville), by KBSIII Towers at Emeryville, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017

10.9
Guaranty Agreement (related to 60 South Sixth Street, Sterling Plaza, One Washingtonian, Towers at Emeryville, Ten Almaden, Legacy Town Center and 500 West Madison), by KBS REIT Properties III, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017

10.10	Mortgage, Assignment of Leases and Rents, Security Agreement (related to 500 West Madison), by KBSIII 500 West Madison, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017

10.11	Mortgage, Assignment of Leases and Rents, Security Agreement (related to RBC Plaza), by KBSIII 60 South Sixth Street, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017

10.12
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of Bank of America, N.A., dated as of November 17, 2017

Ex.	Description

10.13
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of U.S. Bank, National Association, dated as of November 17, 2017

10.14
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of Wells Fargo Bank, National Association, dated as of November 17, 2017

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 7, 2014

99.2	Consent of Duff & Phelps, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust III, Inc.
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Irvine, California
March 8, 2018

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Real estate:
Land	$390,685	$390,685
Buildings and improvements	2,680,838	2,626,182
Construction in progress	67,826	21,853
Tenant origination and absorption costs	230,576	261,678
Total real estate held for investment, cost	3,369,925	3,300,398
Less accumulated depreciation and amortization	(435,808)	(340,928)
Total real estate held for investment, net	2,934,117	2,959,470
Real estate held for sale, net	28,017	29,385
Total real estate, net	2,962,134	2,988,855
Cash and cash equivalents	65,486	72,068
Investment in unconsolidated joint venture	33,997	—
Rents and other receivables, net	79,317	63,501
Above-market leases, net	5,861	8,073
Assets related to real estate held for sale, net	1,786	1,820
Prepaid expenses and other assets	72,226	48,359
Total assets	$3,220,807	$3,182,676
Liabilities and equity
Notes payable, net
Notes payable, net	1,920,138	1,762,741
Note payable related to real estate held for sale, net	21,648	20,727
Total notes payable, net	1,941,786	1,783,468
Accounts payable and accrued liabilities	71,012	56,210
Due to affiliates	3,239	2,397
Distributions payable	9,982	10,000
Below-market leases, net	24,610	33,590
Liabilities related to real estate held for sale, net	50	65
Redeemable common stock payable	18,870	—
Other liabilities	30,935	41,699
Total liabilities	2,100,484	1,927,429
Commitments and contingencies (Note 11)
Redeemable common stock	40,915	61,871
Equity:
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 180,864,707 and 180,890,572 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,809	1,809
Additional paid-in capital	1,591,640	1,591,652
Cumulative distributions and net losses	(514,451)	(398,087)
Accumulated other comprehensive income (loss)	110	(2,298)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	1,079,108	1,193,076
Noncontrolling interest	300	300
Total equity	1,079,408	1,193,376
Total liabilities and equity	$3,220,807	$3,182,676
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$314,597	$307,568	$245,772
Tenant reimbursements	76,438	70,856	53,960
Other operating income	23,014	21,152	14,374
Interest income from real estate loan receivable	—	831	1,603
Total revenues	414,049	400,407	315,709
Expenses:
Operating, maintenance, and management	97,477	93,580	75,319
Real estate taxes and insurance	65,325	61,090	50,320
Asset management fees to affiliate	25,905	24,940	20,051
Real estate acquisition fees to affiliate	—	1,473	7,697
Real estate acquisition fees and expenses	—	306	4,292
General and administrative expenses	4,723	5,398	4,912
Depreciation and amortization	164,289	161,364	136,935
Interest expense	55,008	51,554	45,370
Total expenses	412,727	399,705	344,896
Other income:
Other income	649	—	—
Other interest income	170	61	172
Equity in loss of unconsolidated joint venture	(1)	—	—
Loss from extinguishment of debt	(766)	—	—
Total other income	52	61	172
Net income (loss)	1,374	763	(29,015)
Net (income) loss attributable to noncontrolling interest	—	—	—
Net income (loss) attributable to common stockholders	$1,374	$763	$(29,015)
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.01	$—	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted	181,138,045	180,043,027	163,358,289
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$1,374	$763	$(29,015)
Other comprehensive income (loss):
Unrealized income (losses) on derivative instruments designated as cash flow hedges	900	(3,582)	(9,073)
Reclassification adjustment realized in net income (effective portion)	1,508	5,513	7,034
Total other comprehensive income (loss)	2,408	1,931	(2,039)
Total comprehensive income (loss)	3,782	2,694	(31,054)
Total comprehensive (income) loss attributable to noncontrolling interest	—	—	—
Total comprehensive income (loss) attributable to common stockholders	$3,782	$2,694	$(31,054)
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	123,426,546	$1,234	$1,080,673	$(146,621)	$(2,190)	$933,096	$—	$933,096
Net loss	—	—	—	(29,015)	—	(29,015)		(29,015)
Other comprehensive loss	—	—	—	—	(2,039)	(2,039)	—	(2,039)
Issuance of common stock	55,602,428	556	579,653	—	—	580,209	—	580,209
Transfers to redeemable common stock	—	—	(26,038)	—	—	(26,038)	—	(26,038)
Redemptions of common stock	(1,085,736)	(11)	(10,579)	—	—	(10,590)	—	(10,590)
Distributions declared	—	—	—	(106,189)	—	(106,189)	—	(106,189)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(48,947)	—	—	(48,947)	—	(48,947)
Other offering costs	—	—	(3,655)	—	—	(3,655)	—	(3,655)
Balance, December 31, 2015	177,943,238	$1,779	$1,571,107	$(281,825)	$(4,229)	$1,286,832	$—	$1,286,832
Net income	—	—	—	763	—	763	—	763
Other comprehensive income	—	—	—	—	1,931	1,931	—	1,931
Issuance of common stock	6,485,383	65	61,806	—	—	61,871	—	61,871
Transfers to redeemable common stock	—	—	(6,504)	—	—	(6,504)	—	(6,504)
Redemptions of common stock	(3,538,049)	(35)	(34,732)	—	—	(34,767)	—	(34,767)
Distributions declared	—	—	—	(117,025)	—	(117,025)	—	(117,025)
Other offering costs	—	—	(25)	—	—	(25)	—	(25)
Noncontrolling interest contribution	—	—	—	—	—	—	300	300
Balance, December 31, 2016	180,890,572	$1,809	$1,591,652	$(398,087)	$(2,298)	$1,193,076	$300	$1,193,376
Net income	—	—	—	1,374	—	1,374	—	1,374
Other comprehensive income	—	—	—	—	2,408	2,408	—	2,408
Issuance of common stock	5,919,223	59	59,726	—	—	59,785	—	59,785
Transfers from redeemable common stock	—	—	2,086	—	—	2,086	—	2,086
Redemptions of common stock	(5,945,088)	(59)	(61,812)	—	—	(61,871)	—	(61,871)
Distributions declared	—	—	—	(117,738)	—	(117,738)	—	(117,738)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Balance, December 31, 2017	180,864,707	$1,809	$1,591,640	$(514,451)	$110	$1,079,108	$300	$1,079,408
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$1,374	$763	$(29,015)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164,289	161,364	136,935
Equity in loss of unconsolidated joint venture	1	—	—
Noncash interest income on real estate-related investment	—	15	27
Deferred rents	(12,402)	(17,212)	(17,887)
Loss due to property damage	8,401	—	62
Allowance for doubtful accounts	1,863	1,279	701
Amortization of above- and below-market leases, net	(6,710)	(8,924)	(6,987)
Amortization of deferred financing costs	4,952	5,064	3,615
Loss from extinguishment of debt	766	—	—
Unrealized (gains) losses on derivative instruments	(10,509)	(1,597)	6,078
Changes in operating assets and liabilities:
Rents and other receivables	(5,220)	(5,019)	(4,163)
Prepaid expenses and other assets	(25,126)	(17,034)	(16,340)
Accounts payable and accrued liabilities	5,373	672	9,039
Other liabilities	(2,731)	2,740	8,738
Due to affiliates	118	(7,954)	6,718
Net cash provided by operating activities	124,439	114,157	97,521
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(141,760)	(755,548)
Improvements to real estate	(81,949)	(67,275)	(69,116)
Payments for construction in progress	(45,734)	(11,831)	(783)
Investment in unconsolidated joint venture	(33,708)	—	—
Advances on real estate loan receivable	—	(544)	(2,176)
Principal repayments on real estate loan receivable	—	22,526	162
Purchase of interest rate cap	—	—	(175)
Escrow deposits for tenant improvements	(2,084)	—	—
Escrow deposits for future real estate purchase	—	—	(4,350)
Net cash used in investing activities	(163,475)	(198,884)	(831,986)
Cash Flows from Financing Activities:
Proceeds from notes payable	942,184	248,470	576,454
Principal payments on notes payable	(778,670)	(108,457)	(245,960)
Payments of deferred financing costs	(11,206)	(2,201)	(5,259)
Proceeds from issuance of common stock	—	—	524,842
Payments to redeem common stock	(61,871)	(34,767)	(10,590)
Payments of commissions on stock sales and related dealer manager fees	—	—	(48,947)
Payments of other offering costs	(12)	(34)	(3,918)
Noncontrolling interest contribution	—	300	—
Reimbursement of other offering costs from affiliate	—	—	1,173
Return (payment) of contingent consideration related to acquisition of real estate	—	228	(228)
Distributions paid to common stockholders	(57,971)	(54,986)	(47,603)
Net cash provided by financing activities	32,454	48,553	739,964
Net (decrease) increase in cash and cash equivalents	(6,582)	(36,174)	5,499
Cash and cash equivalents, beginning of period	72,068	108,242	102,743
Cash and cash equivalents, end of period	$65,486	$72,068	$108,242
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,433, $163 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively	$58,472	$47,238	$34,684
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$59,785	$61,871	$55,367
Increase in distributions payable	$—	$168	$3,219
Increase in redeemable common stock payable	$18,870	$—	$—
Increase in accrued improvements to real estate	$10,054	$53	$4,134
Application of escrow deposits to acquisition of real estate	$—	$4,350	$—
Increase in construction in progress payable	$—	$4,717	$207
Increase in acquisition fee related to construction in progress due to affiliate	$445	$132	$—
Increase in acquisition fee on unconsolidated joint venture due to affiliate	$290	$—	$—
Transfer of land to construction in progress	$—	$4,183	$—
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2017, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of December 31, 2017, the Company owned 28 office properties (one of which was held for sale) and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. Additionally, as of December 31, 2017, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of December 31, 2017, the Company had also sold 22,892,452 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $224.7 million. Also as of December 31, 2017, the Company had redeemed 11,312,369 shares sold in the Offering for $114.4 million.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2017, the Company classified one office property as held for sale. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
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
Real Estate Loan Receivable
Interest income on real estate loans receivable was recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, were amortized over the term of the loan as an adjustment to interest income.
Cash and Cash Equivalents
The Company recognizes interest income on its cash and cash equivalents as it is earned and classifies such amounts as other interest income.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
Real Estate Acquisition Valuation
As a result of the Company’s early adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
December 31, 2017

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets during the years ended December 31, 2017, 2016 and 2015.
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
Insurance Proceeds for Property Damage
The Company maintains an insurance policy that provides coverage for losses due to property damage and business interruption. Losses due to physical damage are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable. Losses, which are reduced by the related probable insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of operations. Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved. Anticipated recoveries for lost rental revenue due to property damage are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties and related gains on sale that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2017, 2016 and 2015 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Investments in Unconsolidated Joint Ventures
The Company accounts for investments in unconsolidated joint ventures over which the Company may exercise significant influence, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of December 31, 2017, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the equity method.
Construction in Progress
Direct investments in undeveloped land or properties without leases in place at the time of acquisition are accounted for as an asset acquisition and not as a business combination.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition. Additionally, during the time that the Company is incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized. Once construction in progress is substantially completed, the amounts capitalized to construction in progress are transferred to land and buildings and improvements and are depreciated over their respective useful lives.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2017.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2017. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2017

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
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
December 31, 2017

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
December 31, 2017

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
On December 9, 2016, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.63 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2016. The change in the dividend reinvestment plan purchase price was effective for the January 3, 2017 dividend reinvestment plan purchase date and was effective until the estimated value per share was updated. Commencing with the January 3, 2017 purchase date and until the estimated value per share was updated, the purchase price per share under the dividend reinvestment plan was $10.10.
On December 6, 2017, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $11.73 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to the Company’s net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017. The change in the dividend reinvestment plan purchase price was effective for the January 2, 2018 dividend reinvestment plan purchase date and is effective until the estimated value per share is updated. Thus, commencing with the January 2, 2018 purchase date and until the estimated value per share is updated, the purchase price per share under the dividend reinvestment plan is $11.15.
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
December 31, 2017

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
On December 9, 2016, the Company’s board of directors approved an estimated value per share of its common stock of $10.63 (unaudited) as described above under “— Dividend Reinvestment Plan.” This estimated value per share became effective for the December 2016 redemption date, which was December 30, 2016.
On December 6, 2017, the Company’s board of directors approved an estimated value per share of its common stock of $11.73 (unaudited) as described above under “— Dividend Reinvestment Plan.” This estimated value per share became effective for the December 2017 redemption date, which was December 29, 2017. The Company currently expects to utilize an independent valuation firm to update its estimated value per share in December 2018.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The Company limits the dollar value of shares that may be redeemed under the program as described above. For the year ended December 31, 2017, the Company redeemed $61.9 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2017 redemption date, except for 1,633,717 shares totaling $18.9 million due to the limitations described above. The Company recorded $18.9 million of redeemable common stock payable on the Company’s balance sheet as of December 31, 2017 related to these unfulfilled redemption requests. Effective January 1, 2018, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017, the Company has $59.8 million available for redemptions of shares eligible for redemption in 2018.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company was obligated to reimburse the Advisor, the Dealer Manager and their affiliates for organization and offering costs they incurred on the Company’s behalf.  However, at the termination of the Company’s now-terminated primary Offering and at the termination of the offering pursuant to the dividend reinvestment plan, the Advisor agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by the Company exceed 15% of the gross offering proceeds. In addition, at the end of the Company’s now-terminated primary Offering and again at the end of the offering pursuant to the dividend reinvestment plan, the Advisor agreed to reimburse the Company to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of gross offering proceeds. The Company directly paid or reimbursed the Dealer Manager for underwriting compensation as discussed in the prospectus for the primary Offering, provided that within 30 days after the end of the month in which the Company’s now-terminated primary Offering terminated, the Dealer Manager was required to reimburse the Company to the extent that the Company’s reimbursements caused total underwriting compensation for the Company’s now-terminated primary Offering to exceed 10% of the gross offering proceeds from such offering. The Company also directly paid or reimbursed the Dealer Manager for bona fide invoiced due diligence expenses of broker-dealers. However, no reimbursements made by the Company to the Advisor or the Dealer Manager could cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Company’s now-terminated primary Offering and the dividend reinvestment plan as of the date of reimbursement. As of December 31, 2017, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds from the Offering. Through December 31, 2017, including shares issued through the dividend reinvestment plan, the Company had sold 191,898,613 shares in the Offering for gross offering proceeds of $1.9 billion and incurred selling commissions and dealer manager fees of $158.8 million and organization and other offering costs of $23.8 million in the Offering.
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
Acquisition and Origination Fees
The Company pays the Advisor an acquisition fee equal to 1.0% of the cost of investments acquired, including the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of such investments, acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee equal to 1.0% of the amount to be funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of these loans. The Company does not pay an acquisition fee with respect to investments in loans.
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. Commencing January 1, 2011, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
December 31, 2017

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2017. As of December 31, 2017, the returns for calendar years 2013 through 2016 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2017, 2016 and 2015, respectively.
Distributions declared per common share were $0.650 during the years ended December 31, 2017, 2016 and 2015, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2015 through December 31, 2017. For each day that was a record date for distributions during the period from January 1, 2015 through December 31, 2017, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2017 was a record date for distributions.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of December 31, 2017, the Company aggregated its investments in real estate properties into one reportable business segment.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other measures, including annualized base rent and annualized base rent per square foot, used to describe real estate investments included in these notes to consolidated financial statements are presented on an unaudited basis.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In addition, the standard provided guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers upon transfer of control. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which deferred the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company elected to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption, January 1, 2018. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that are not completed as of January 1, 2018. A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that are not completed as of January 1, 2018.
The primary source of revenue for the Company is generated through leasing arrangements, which are excluded from this standard. Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that may be impacted by the new standard includes other operating income and tenant reimbursements for substantial services earned at its properties.
For the year ended December 31, 2017, other operating income including parking revenues and tenant reimbursements for substantial services and other ancillary income in the scope of ASC 606 were approximately 7% of consolidated revenue. Under current accounting standards, the Company typically recognizes other operating income when the amounts are fixed or determinable, collectability is reasonably assured, and services have been rendered. Under the new revenue recognition ASU, the recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. These services are normally provided at a point in time or over a specified period of time with respect to monthly parking revenue; therefore, revenue recognition under the new revenue recognition ASU is expected to be substantially similar to the recognition pattern under existing accounting standards.
Based on the Company’s evaluation of its contracts within the scope of ASU No. 2014-09, the adoption of the new revenue recognition standard is not expected to have a material impact on the Company’s financial statements on January 1, 2018.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also proposed a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.
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
December 31, 2017

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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”), to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  If the screen is not met, ASU No. 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements.  ASU No. 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs.  Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments can be applied to transactions occurring before the guidance was issued (January 5, 2017) as long as the applicable financial statements have not been issued.  The Company elected to early adopt ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, the Company’s acquisitions of investment properties beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed as incurred.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

3.	REAL ESTATE
Real Estate Held for Investment
As of December 31, 2017, the Company’s real estate portfolio held for investment was composed of 27 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 10.8 million rentable square feet. In addition, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. As of December 31, 2017, the Company’s real estate portfolio was collectively 93% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,374	$(13,536)	$33,838
Town Center	03/27/2012	Plano	TX	Office	115,789	(24,742)	91,047
McEwen Building	04/30/2012	Franklin	TN	Office	36,928	(7,178)	29,750
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	24,804	(6,189)	18,615
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	53,412	(12,444)	40,968
RBC Plaza	01/31/2013	Minneapolis	MN	Office	152,315	(31,227)	121,088
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	91,509	(15,357)	76,152
Preston Commons	06/19/2013	Dallas	TX	Office	118,211	(19,846)	98,365
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,621	(11,513)	68,108
201 Spear Street	12/03/2013	San Francisco	CA	Office	142,408	(12,085)	130,323
500 West Madison	12/16/2013	Chicago	IL	Office	432,842	(61,865)	370,977
222 Main	02/27/2014	Salt Lake City	UT	Office	160,501	(25,147)	135,354
Anchor Centre	05/22/2014	Phoenix	AZ	Office	94,620	(13,279)	81,341
171 17th Street	08/25/2014	Atlanta	GA	Office	133,262	(21,341)	111,921
Reston Square	12/03/2014	Reston	VA	Office	46,819	(6,707)	40,112
Ten Almaden	12/05/2014	San Jose	CA	Office	123,800	(14,121)	109,679
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	267,381	(27,503)	239,878
101 South Hanley	12/24/2014	St. Louis	MO	Office	71,483	(8,615)	62,868
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,096	(15,124)	135,972
Village Center Station	05/20/2015	Greenwood Village	CO	Office	78,399	(9,610)	68,789
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	128,609	(13,589)	115,020
201 17th Street	06/23/2015	Atlanta	GA	Office	102,578	(10,239)	92,339
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,643	(6,787)	55,856
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	90,352	(8,364)	81,988
515 Congress	08/31/2015	Austin	TX	Office	117,522	(11,008)	106,514
The Almaden	09/23/2015	San Jose	CA	Office	168,354	(13,467)	154,887
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	57,093	(3,055)	54,038
Carillon	01/15/2016	Charlotte	NC	Office	152,374	(11,870)	140,504
Hardware Village (1)	08/26/2016	Salt Lake City	UT	Development/Apartment	67,826	—	67,826
					$3,369,925	$(435,808)	$2,934,117
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

As of December 31, 2017, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$370,977	11.5%	$36,031	$27.58	89.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2017, the leases had remaining terms, excluding options to extend, of up to 14.1 years with a weighted-average remaining term of 4.5 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $11.5 million and $12.7 million as of December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017, 2016 and 2015, the Company recognized deferred rent from tenants of $12.4 million, $17.2 million and $17.9 million, respectively. As of December 31, 2017 and 2016, the cumulative deferred rent balance was $74.4 million and $57.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $9.3 million and $5.2 million of unamortized lease incentives as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2018	$290,995
2019	272,742
2020	239,864
2021	208,998
2022	174,953
Thereafter	494,026
$1,681,578
As of December 31, 2017, the Company’s real estate properties were leased to approximately 900 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Finance	151	$60,840	20.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2017, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Geographic Concentration Risk
As of December 31, 2017, the Company’s net investments in real estate in California, Texas and Illinois represented 20%, 15% and 12% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Property Damage
During the year ended December 31, 2017, 222 Main located in Salt Lake City, Utah suffered physical damages due to a broken sprinkler pipe. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $5,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $7.9 million during the year ended December 31, 2017, which was reduced by $7.9 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss of $5,000 due to damages during the year ended December 31, 2017 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.
During the year ended December 31, 2017, the Company recorded $0.7 million of business interruption insurance recovery, which is included in rental income on the accompanying consolidated statements of operations and recorded $0.7 million of insurance recoveries, which is included in prepaid expenses and other assets on the accompanying consolidated balance sheet.
Real Estate Held for Sale
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), results of operations from properties that are classified as held for sale in the ordinary course of business would generally be included in continuing operations on the Company’s consolidated statements of operations.
As of December 31, 2017, the Company had classified one property as held for sale. The results of operations for this property as of December 31, 2017 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to this property, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues
Rental income	$4,513	$4,458	$4,086
Tenant reimbursements and other operating income	153	68	76
Total revenues	$4,666	$4,526	$4,162
Expenses
Operating, maintenance, and management	$1,363	$1,272	$1,323
Real estate taxes and insurance	456	436	442
Asset management fees to affiliate	264	340	163
Acquisition related costs	—	—	13
Depreciation and amortization	1,880	2,200	2,985
Interest expense	662	503	287
Total expenses	$4,625	$4,751	$5,213

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Assets related to real estate held for sale
Total real estate, at cost	$33,575	$33,252
Accumulated depreciation and amortization	(5,558)	(3,867)
Real estate held for sale, net	28,017	29,385
Other assets	1,786	1,820
Total assets related to real estate held for sale	$29,803	$31,205
Liabilities related to real estate held for sale
Notes payable, net	21,648	20,727
Other liabilities	50	65
Total liabilities related to real estate held for sale	$21,698	$20,792

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2017 and 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Cost	$230,576	$261,678	$12,301	$14,111	$(47,459)	$(55,342)
Accumulated Amortization	(108,078)	(98,573)	(6,440)	(6,038)	22,849	21,752
Net Amount	$122,498	$163,105	$5,861	$8,073	$(24,610)	$(33,590)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Amortization	$(41,090)	$(46,647)	$(45,022)	$(2,285)	$(2,794)	$(3,696)	$8,995	$11,718	$10,683

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2017 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2018	$(29,182)	$(1,730)	$6,290
2019	(24,067)	(1,361)	4,901
2020	(18,604)	(834)	3,993
2021	(15,351)	(648)	3,567
2022	(11,982)	(492)	2,706
Thereafter	(23,312)	(796)	3,153
	$(122,498)	$(5,861)	$24,610
Weighted-Average Remaining Amortization Period	5.9	5.0	5.2

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
Village Center Station II Equity Method Investment
On March 3, 2017, the Company, through an indirect wholly owned subsidiary, acquired a 75% equity interest in an existing company and created a joint venture (the “Village Center Station II Joint Venture”) with an unaffiliated developer, Shea Village Center Station II, LLC (the “Developer”) to develop and subsequently operate a 12-story office building and an adjacent two-story office/retail building in the Denver submarket of Greenwood Village, Colorado (together “Village Center Station II”). The total projected cost of the development is approximately $113.1 million and the Company’s initial capital contribution to the Village Center Station II Joint Venture was $32.3 million. The Village Center Station II Joint Venture intends to fund the construction of Village Center Station II with capital contributions from its members and proceeds from a construction loan for borrowings of up to $78.5 million. As of December 31, 2017, $38.8 million has been drawn under the construction loan. The Company has concluded that the Village Center Station II Joint Venture qualifies as a Variable Interest Entity (“VIE”) and determined that it is not the primary beneficiary of this VIE and to account for its investment in the project under the equity method of accounting. Under the agreement, the Company may be required to contribute up to 75% of additional requested contributions to the Village Center Station II Joint Venture. The Developer will fund all cost overruns (excluding certain overruns described in the Charter Communications lease) once the Village Center Station II Joint Venture has used all available funds in the development of Village Center Station II. Upon completion of Village Center Station II, the Company expects to purchase the Developer’s 25% equity interest. The Developer has an option, provided the put conditions have been satisfied, the most significant of which is completion of the project, to require the Company to purchase its 25% equity interest. If the Developer does not make such request, the Company has the right to purchase the Developer’s 25% equity interest. The expected purchase price of the Developer’s 25% equity interest is approximately $25.0 million.
As of December 31, 2017, the book value of the Company’s investment in the Village Center Station II Joint Venture was $34.0 million which includes $1.6 million of acquisition costs and capitalized interest incurred directly by the Company. As of December 31, 2017, the Company’s maximum loss exposure related to its investment in the Village Center Station II Joint Venture is equal to the carrying value of its $34.0 million investment.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Summarized financial information for the Village Center Station II Joint Venture follows (in thousands):

December 31, 2017
Assets:
Construction in progress	$87,607
Cash and cash equivalents	1
Other assets	2,441
Total assets	$90,049
Liabilities and equity:
Accounts payable	$7,704
Notes payable, net	38,809
Other liabilities	421
Members’ capital	43,115
Total liabilities and equity	$90,049

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

6.	NOTES PAYABLE
As of December 31, 2017 and 2016, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of December 31, 2017(1)	Effective Interest Rate as of December 31, 2017(1)	Payment Type	Maturity Date(2)
Town Center Mortgage Loan (3)	$—	$75,000	(3)	(3)	(3)	(3)
Portfolio Loan (5)	188,460	127,500	One-month LIBOR + 1.90%	3.26%	Interest Only	06/01/2019
RBC Plaza Mortgage Loan (3)	—	75,930	(3)	(3)	(3)	(3)
National Office Portfolio Mortgage Loan (3)	—	170,602	(3)	(3)	(3)	(3)
500 West Madison Mortgage Loan (3)	—	215,000	(3)	(3)	(3)	(3)
222 Main Mortgage Loan	99,471	101,343	3.97%	3.97%	Principal & Interest	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2018
171 17th Street Mortgage Loan	85,292	83,778	One-month LIBOR + 1.45%	2.85%	Principal & Interest	09/01/2018
Reston Square Mortgage Loan	29,800	23,840	One-month LIBOR + 1.50%	3.65%	Interest Only (4)	02/01/2019
Ten Almaden Mortgage Loan (3)	—	65,853	(3)	(3)	(3)	(3)
Towers at Emeryville Mortgage Loan (3)	—	145,379	(3)	(3)	(3)	(3)
101 South Hanley Mortgage Loan	40,557	37,502	One-month LIBOR + 1.55%	3.77%	Interest Only (4)	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	3.54%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	21,689	20,868	One-month LIBOR + 1.50%	2.85%	Interest Only	06/05/2018
201 17th Street Mortgage Loan	64,428	58,063	One-month LIBOR + 1.40%	3.35%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only (4)	09/01/2022
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	3.57%	Interest Only	10/01/2022
515 Congress Mortgage Loan	68,381	67,500	One-month LIBOR + 1.70%	3.62%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	100,000	One-month LIBOR + 1.66%	3.03%	Interest Only	01/01/2019
Carillon Mortgage Loan	90,248	76,440	One-month LIBOR + 1.65%	3.27%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan	28,404	27,129	One-month LIBOR + 1.60%	2.97%	Interest Only	02/01/2019
Hardware Village Loan Facility (6)	21,011	—	One-month LIBOR + 3.25%	4.77%	Interest Only	02/23/2020
Portfolio Loan Facility (7)	797,500	—	One-month LIBOR + 1.80%	3.76%	Interest Only	11/03/2020
Total notes payable principal outstanding	1,956,919	1,793,405
Deferred financing costs, net	(15,133)	(9,937)
Total Notes Payable, net	$1,941,786	$1,783,468
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of December 31, 2017, where applicable. For further information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On November 3, 2017, the Company paid off the outstanding balances under these loans with proceeds from the Portfolio Loan Facility. See below,“—Recent Financing Transactions - Portfolio Loan Facility.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

(4) Represents the payment type required under the loan as of December 31, 2017. Certain future monthly payments due under these loans also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(5)As of December 31, 2017, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of December 31, 2017, the outstanding balance under the loan consisted of $127.5 million of term debt and $61.0 million of revolving debt. As of December 31, 2017, an additional $65.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $1.0 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(6) As of December 31, 2017, $21.0 million had been disbursed and $53.0 million remained available for future disbursements, subject to certain conditions contained in the loan documents.
(7) See below,“—Recent Financing Transactions - Portfolio Loan Facility.”
As of December 31, 2017, the Company’s deferred financing costs were $15.1 million, net of amortization, and were included in notes payable, net on the accompanying consolidated balance sheets. As of December 31, 2016, the Company’s deferred financing costs were $10.0 million, net of amortization, of which $9.9 million was included in notes payable, net, and $0.1 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2017, 2016 and 2015, the Company incurred $55.0 million, $51.6 million and $45.4 million of interest expense, respectively. Included in interest expense was (i) the amortization of deferred financing costs of $5.3 million, $5.1 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, (ii) the capitalization of interest to construction in progress of $2.4 million, $0.2 million, $0 for the years ended December 31, 2017, 2016 and 2015, respectively, (iii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which decreased interest expense by $3.1 million, increased interest expense by $6.4 million and increased interest expense by $13.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, $6.1 million and $4.3 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2017 (in thousands):

2018	$224,158
2019	348,925
2020	1,109,290
2021	93,956
2022	180,590
$1,956,919
The Company’s notes payable contain financial debt covenants. As of December 31, 2017, the Company was in compliance with these debt covenants.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Recent Financing Transactions
Portfolio Loan Facility
On November 3, 2017, the Company, through indirect wholly owned subsidiaries (each a “Borrower”), entered into a three-year loan facility with Bank of America, N.A., as administrative agent; Merril Lynch Pierce Fenner & Smith Incorporated, Wells Fargo Securities, LLC  and U.S. Bank, N.A., as joint lead arrangers and joint book runners; Wells Fargo Bank, NA, as syndication agent, and each of the financial institutions a signatory thereto (the “Lenders”), for an amount of up to $1.01 billion (the “Portfolio Loan Facility”), of which $757.5 million is term debt and $252.5 million is revolving debt. Proceeds from the term debt were used to pay off the Town Center Mortgage Loan, RBC Plaza Mortgage Loan, National Office Portfolio Mortgage Loan, 500 West Madison Mortgage Loan, Ten Almaden Mortgage Loan and Towers at Emeryville Mortgage Loan. At closing, $787.5 million was funded, of which $776.0 million was used to pay off the existing mortgage loans (listed above). The $787.5 million funded consisted of $757.5 million of term debt and $30.0 million of revolving debt. The Portfolio Loan Facility may be used for the repayment of debt, for tenant improvements, leasing commissions and capital improvements, for working capital or liquidity management of the Company and for other purposes described in the loan agreement. During the term of the Portfolio Loan Facility, the Company has an option to increase the aggregate loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.41 billion, 25% of which would be revolving debt and 75% of which would be term debt, subject to certain conditions contained in the loan agreement.
The Portfolio Loan Facility matures on November 3, 2020, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents.  The Portfolio Loan Facility bears interest at a floating rate of 180 basis points over one-month LIBOR during the term of the loan and monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity, assuming no prior prepayment. The Company will have the right to prepay all of the Portfolio Loan Facility, subject to certain expenses potentially incurred by the Lenders as a result of the prepayment and subject to certain conditions contained in the loan documents. In addition, the Portfolio Loan Facility contains customary representations and warranties, financial and other affirmative and negative covenants (including maintenance of an ongoing debt service coverage ratio), events of default and remedies typical for this type of facility.
On November 3, 2017, KBS REIT Properties III, LLC (“REIT Properties III”), an indirect wholly owned subsidiary of the Company, entered into three interest rate swap agreements with an aggregate notional amount of $451.5 million. As of November 3, 2017, the Company had three existing interest rate swaps related to the paid off loans with a notional amount in the aggregate of $306.0 million. As the existing interest rate swaps expire at various times from January 1, 2018 through January 1, 2020, the notional amount of the new interest rate swaps in the aggregate will increase to maintain a notional amount of $757.5 million. The new and existing interest rate swaps, in the aggregate, effectively fix the interest rate on the term portion of the Portfolio Loan Facility at a blended rate of 3.861%, effective from November 3, 2017 through November 1, 2022.
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
December 31, 2017

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of December 31, 2017 and 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2017		December 31, 2016			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2016
Derivative instruments designated as hedging instruments
Interest Rate Swaps	2	$118,400	7	$625,130	One-month LIBOR/ Fixed at 1.411% - 1.68%	1.53%	0.6
Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	16	$1,209,643	12	$658,183	One-month LIBOR/ Fixed at 1.39% - 2.37%	1.96%	3.3
Interest Rate Cap (2)	—	$—	1	$147,340	One-month LIBOR at 2.46%	2.46%	—
_____________________
(1) Included in these amounts is one forward interest rate swap with a notional amount of $24.0 million that was not yet in effect as of December 31, 2017. The one interest rate swap became effective in January 2018.
(2) The interest rate cap matured on January 1, 2017.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2017 and 2016 (dollars in thousands):

		December 31, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	1	$128	1	$42
Interest Rate Swaps	Other liabilities, at fair value	1	$(18)	6	$(2,340)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	10	$6,386	4	$1,588
Interest Rate Swaps	Other liabilities, at fair value	6	$(1,677)	8	$(7,388)
Interest Rate Cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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

	For the Years Ended December 31,
	2017	2016	2015
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$1,508	$5,513	$7,034
	1,508	5,513	7,034

Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	5,664	2,513	280
Unrealized (gain) loss on interest rate swaps	(10,288)	(1,600)	5,906
Unrealized loss on interest rate cap	—	3	172
	(4,624)	916	6,358
(Decrease) increase in interest expense as a result of derivatives	$(3,116)	$6,429	$13,392

Other comprehensive income related
Unrealized income (losses) on derivative instruments	$900	$(3,582)	$(9,073)
During the years ended December 31, 2017, 2016 and 2015, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest income related to derivative instruments designated as cash flow hedges. The present value of the unrealized income expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $0.1 million as of December 31, 2017 and was included in accumulated other comprehensive income (loss).

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash payments (receipts) which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected payments (receipts) on the caps (floors) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2017 and 2016, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,956,919	$1,941,786	$1,950,965	$1,793,405	$1,783,468	$1,775,953
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
As of December 31, 2017, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swap	$6,514	$—	$6,514	$—
Liability derivatives - interest rate swaps	(1,695)	—	(1,695)	—

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into the AIP Reimbursement Agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT. was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the years ended December 31, 2017, 2016 and 2015, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2017, 2016 and 2015, respectively, and any related amounts payable as of December 31, 2017 and 2016 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2017	2016	2015	2017	2016
Expensed
Asset management fees (1)	$25,905	$24,940	$20,051	$2,262	$2,126
Reimbursement of operating expenses (2)	327	423	204	121	139
Real estate acquisition fees	—	1,473	7,697	—	—
Additional Paid-in Capital
Selling commissions	—	—	33,200	—	—
Dealer manager fees	—	—	15,747	—	—
Reimbursable other offering costs (3)	—	—	2,471	—	—
Capitalized
Acquisition fee on development project	445	121	—	566	121
Acquisition fee on unconsolidated joint venture	613	—	—	290	—
Asset management fees on development project	48	38	—	—	11
Asset management fee on unconsolidated joint venture	14	—	—	—	—
	$27,352	$26,995	$79,370	$3,239	$2,397
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $242,000, $217,000 and $167,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2017, 2016 and 2015. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Also see “Other Offering Costs” below.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

In connection with the Offering, the Company’s sponsor, KBS Holdings LLC, agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsor’s obligations under this indemnification agreement in exchange for reimbursement by the sponsor to the Company for all costs, expenses and premiums related to this supplemental coverage.  During each of the years ended December 31, 2017, 2016 and 2015, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.
For the year ended December 31, 2017, the Advisor paid the Company a $0.2 million property insurance rebate. For the year ended December 31, 2016, the Advisor paid the Company a $0.2 million property insurance rebate and the Advisor and/or the Dealer Manager reimbursed the Company $0.1 million for legal and professional fees and travel expenses.
Other Offering Costs
Pursuant to the Advisory Agreement, the Advisor was obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in each of the Offering and the Follow-on Offering exceeded 15% of the gross offering proceeds of the respective offering. The Company ceased offering shares of common stock in the primary Offering on May 29, 2015 and terminated the primary Offering on July 28, 2015. As of December 31, 2017, organization and offering costs in the Offering did not exceed 15% of the gross offering proceeds. From inception through August 2015, the Company had recorded $1.2 million of offering costs related to the Follow-on Offering.
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
As of December 31, 2017, the Company had accrued and deferred payment of $2.3 million of asset management fees under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.2 million, $0.2 million and $0.1 million of revenue related to this lease, respectively.
Prior to their approval of the lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

10.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$105,400	$103,019	$102,558	$103,072
Net income (loss) attributable to common stockholders	$4,986	$(1,568)	$(3,151)	$1,107
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.03	$(0.01)	$(0.02)	$0.01
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$97,903	$100,255	$101,810	$100,439
Net (loss) income attributable to common stockholders	$(13,580)	$(5,151)	$3,859	$15,635
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.08)	$(0.03)	$0.02	$0.09
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164
__________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective periods from January 1, 2016 through December 31, 2017. Each day during the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2017 was a record date for distributions. Distributions were calculated at the rate of $0.00178082 per share per day.

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
December 31, 2017

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2017.

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 2, 2018, the Company paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2017 through December 31, 2017. On February 1, 2018, the Company paid distributions of $10.0 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2018 through January 31, 2018. On March 1, 2018, the Company paid distributions of $8.9 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2018 through February 28, 2018.
Distributions Authorized
On January 30, 2018, the Company’s board of directors authorized distributions based on daily record dates for the period from March 1, 2018 through March 31, 2018, which the Company expects to pay in April 2018. On March 7, 2018, the Company’s board of directors authorized distributions based on daily record dates for the period from April 1, 2018 through April 30, 2018, which the Company expects to pay in May 2018, and distributions based on daily record dates for the period from May 1, 2018 through May 31, 2018, which the Company expects to pay in June 2018. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.54% annualized rate based on the Company’s December 6, 2017 estimated value per share of $11.73.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2017
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements(1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Investment
Domain Gateway	Austin, TX	100%	$(4)	$2,850	$44,523	$47,373	$1	$2,850	$44,524	$47,374	$(13,536)	2009	09/29/2011
Town Center	Plano, TX	100%	(5)	7,428	108,547	115,975	(186)	7,428	108,361	115,789	(24,742)	2001/2002/2006	03/27/2012
McEwen Building	Franklin, TN	100%	(4)	5,600	34,704	40,304	(3,376)	5,600	31,328	36,928	(7,178)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(4)	5,617	20,051	25,668	(864)	5,617	19,187	24,804	(6,189)	1909	05/09/2012
Tower on Lake Carolyn	Irving, TX	100%	(4)	2,056	44,579	46,635	6,777	2,056	51,356	53,412	(12,444)	1988	12/21/2012
RBC Plaza	Minneapolis, MN	100%	(5)	16,951	109,191	126,142	26,173	16,951	135,364	152,315	(31,227)	1991	01/31/2013
One Washingtonian Center	Gaithersburg, MD	100%	(5)	14,400	74,335	88,735	2,774	14,400	77,109	91,509	(15,357)	1990	06/19/2013
Preston Commons	Dallas, TX	100%	(5)	17,188	96,330	113,518	4,693	17,188	101,023	118,211	(19,846)	1958/1986	06/19/2013
Sterling Plaza	Dallas, TX	100%	(5)	6,800	68,292	75,092	4,529	6,800	72,821	79,621	(11,513)	1984	06/19/2013
201 Spear Street	San Francisco, CA	100%	100,000	40,279	85,941	126,220	16,188	40,279	102,129	142,408	(12,085)	1984	12/03/2013
500 West Madison	Chicago, IL	100%	(5)	49,306	370,662	419,968	12,874	49,306	383,536	432,842	(61,865)	1987	12/16/2013
222 Main	Salt Lake City, UT	100%	99,471	5,700	156,842	162,542	(2,041)	5,700	154,801	160,501	(25,147)	2009	02/27/2014
Anchor Centre	Phoenix, AZ	100%	50,000	13,900	73,480	87,380	7,240	13,900	80,720	94,620	(13,279)	1984	05/22/2014
171 17th Street	Atlanta, GA	100%	85,292	7,639	122,593	130,232	3,030	7,639	125,623	133,262	(21,341)	2004	08/25/2014
Reston Square	Reston, VA	100%	29,800	6,800	38,838	45,638	1,181	6,800	40,019	46,819	(6,707)	2007	12/03/2014
Ten Almaden	San Jose, CA	100%	(5)	7,000	110,292	117,292	6,508	7,000	116,800	123,800	(14,121)	1988	12/05/2014
Towers at Emeryville	Emeryville, CA	100%	(5)	49,183	200,823	250,006	17,375	49,184	218,197	267,381	(27,503)	1972/1975/1985	12/23/2014
101 South Hanley	St. Louis, MO	100%	40,557	6,100	57,363	63,463	8,020	6,100	65,383	71,483	(8,615)	1986	12/24/2014
3003 Washington Boulevard	Arlington, VA	100%	90,378	18,800	129,820	148,620	2,476	18,800	132,296	151,096	(15,124)	2014	12/30/2014
Village Center Station	Greenwood Village, CO	100%	(4)	4,250	73,631	77,881	518	4,250	74,149	78,399	(9,610)	2009	05/20/2015
Park Place Village	Leawood, KS	100%	(4)	11,009	117,070	128,079	530	11,008	117,601	128,609	(13,589)	2007	06/18/2015
201 17th Street	Atlanta, GA	100%	64,428	5,277	86,859	92,136	10,442	5,277	97,301	102,578	(10,239)	2007	06/23/2015
Promenade I & II at Eilan	San Antonio, TX	100%	37,300	3,250	59,314	62,564	79	3,250	59,393	62,643	(6,787)	2011	07/14/2015
CrossPoint at Valley Forge	Wayne, PA	100%	51,000	17,302	72,280	89,582	770	17,302	73,050	90,352	(8,364)	1974	08/18/2015
515 Congress	Austin, TX	100%	68,381	8,000	106,261	114,261	3,261	8,000	109,522	117,522	(11,008)	1975	08/31/2015
The Almaden	San Jose, CA	100%	93,000	29,000	130,145	159,145	9,209	29,000	139,354	168,354	(13,467)	1980/1981	09/23/2015
3001 Washington Boulevard	Arlington, VA	100%	28,404	9,900	41,551	51,451	5,642	9,900	47,193	57,093	(3,055)	2015	11/06/2015
Carillon	Charlotte, NC	100%	90,248	19,100	126,979	146,079	6,295	19,100	133,274	152,374	(11,870)	1991	01/15/2016
Hardware Village (6)	Salt Lake City, UT	99.24%	21,011	—	4,183	4,183	63,643	—	67,826	67,826	—	N/A	08/26/2016
	Total Properties Held for Investment			$390,685	$2,765,479	$3,156,164	$213,761	$390,685	$2,979,240	$3,369,925	$(435,808)
Property Held for Sale
Rocklin Corporate Center	Rocklin, CA	100%	21,689	4,448	28,276	32,724	851	4,448	29,127	33,575	(5,558)	2007	11/06/2014
	Total Properties Held for Sale		21,689	$4,448	$28,276	$32,724	$851	$4,448	$29,127	$33,575	$(5,558)
		Total		$395,133	$2,793,755	$3,188,888	$214,612	$395,133	$3,008,367	$3,403,500	$(441,366)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2017
(dollar amounts in thousands)

____________________
(1) Building and improvements includes tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets and property damage.
(3) The aggregate cost of real estate for federal income tax purposes was $3.5 billion (unaudited) as of December 31, 2017.
(4) As of December 31, 2017, these properties served as the security for the Portfolio Loan, which had an outstanding principal balance of $188.5 million as of December 31, 2017.
(5) As of December 31, 2017, these properties served as the security for the Portfolio Loan Facility, which had an outstanding principal balance of $797.5 million as of December 31, 2017.
(6) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into the Hardware Village Joint Venture to develop and subsequently operate a multifamily apartment complex, located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2017
(dollar amounts in thousands)

	2017	2016	2015
Real Estate: (1)
Balance at the beginning of the year	$3,333,649	$3,134,155	$2,307,861
Acquisitions	—	149,745	775,099
Improvements	92,003	67,328	73,043
Construction in progress	45,973	16,680	990
Write off of fully depreciated and fully amortized assets	(59,724)	(34,259)	(22,776)
Loss due to property damage	(8,401)	—	(62)
Balance at the end of the year	$3,403,500	$3,333,649	$3,134,155
Accumulated depreciation and amortization: (1)
Balance at the beginning of the year	(344,794)	$(222,431)	$(110,781)
Depreciation and amortization expense	(156,296)	(156,622)	(134,426)
Write off of fully depreciated and fully amortized assets	59,724	34,259	22,776
Balance at the end of the year	$(441,366)	$(344,794)	$(222,431)
_____________________
(1) Amounts include properties held for sale.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 8, 2018.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 8, 2018
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 8, 2018
Jeffrey K. Waldvogel
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 8, 2018
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 8, 2018
Stacie K. Yamane
/s/ BARBARA R. CAMBON	Director	March 8, 2018
Barbara R. Cambon
/s/ JEFFREY A. DRITLEY	Director	March 8, 2018
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	March 8, 2018
Stuart A. Gabriel, Ph.D.