Form 10-Q
period 2018-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2018-05-09
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 4, 2018, there were 177,842,487 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Real estate:
Land	$390,685	$390,685
Buildings and improvements	2,696,747	2,680,838
Construction in progress	79,958	67,826
Tenant origination and absorption costs	225,407	230,576
Total real estate held for investment, cost	3,392,797	3,369,925
Less accumulated depreciation and amortization	(463,090)	(435,808)
Total real estate held for investment, net	2,929,707	2,934,117
Real estate held for sale, net	28,021	28,017
Total real estate, net	2,957,728	2,962,134
Cash and cash equivalents	59,065	65,486
Investment in unconsolidated joint venture	34,401	33,997
Rents and other receivables, net	84,772	79,317
Above-market leases, net	5,423	5,861
Assets related to real estate held for sale, net	1,791	1,786
Prepaid expenses and other assets	97,390	72,226
Total assets	$3,240,570	$3,220,807
Liabilities and equity
Notes payable, net
Notes payable related to real estate held for investment, net	$2,004,854	$1,920,138
Note payable related to real estate held for sale, net	21,672	21,648
Total notes payable, net	2,026,526	1,941,786
Accounts payable and accrued liabilities	65,220	71,012
Due to affiliate	3,411	3,239
Distributions payable	9,836	9,982
Below-market leases, net	22,787	24,610
Liabilities related to real estate held for sale, net	47	50
Redeemable common stock payable	9,232	18,870
Other liabilities	31,133	30,935
Total liabilities	2,168,192	2,100,484
Commitments and contingencies (Note 10)
Redeemable common stock	5,041	40,915
Equity
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 176,993,282 and 180,864,707 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,770	1,809
Additional paid-in capital	1,591,679	1,591,640
Cumulative distributions and net losses	(526,594)	(514,451)
Accumulated other comprehensive income	182	110
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	1,067,037	1,079,108
Noncontrolling interest	300	300
Total equity	1,067,337	1,079,408
Total liabilities and equity	$3,240,570	$3,220,807
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$78,964	$80,821
Tenant reimbursements	19,500	19,105
Other operating income	5,715	5,474
Total revenues	104,179	105,400
Expenses:
Operating, maintenance and management	23,153	22,489
Real estate taxes and insurance	16,774	15,922
Asset management fees to affiliate	6,620	6,205
General and administrative expenses	1,523	1,224
Depreciation and amortization	38,982	41,695
Interest expense	810	12,901
Total expenses	87,862	100,436
Other income (loss):
Other income	301	—
Other interest income	12	23
Equity in loss of unconsolidated joint venture	—	(1)
Total other income, net	313	22
Net income	16,630	4,986
Net loss attributable to noncontrolling interest	—	—
Net income attributable to common stockholders	$16,630	$4,986
Net income per common share attributable to common stockholders, basic and diluted	$0.09	$0.03
Weighted-average number of common shares outstanding, basic and diluted	179,537,623	181,445,091
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$16,630	$4,986
Other comprehensive income (loss):
Unrealized income on derivative instruments designated as cash flow hedges	84	725
Reclassification adjustment realized in net income (effective portion)	(12)	894
Total other comprehensive income	72	1,619
Total comprehensive income	16,702	6,605
Total comprehensive income attributable to noncontrolling interest	—	—
Total comprehensive income attributable to common stockholders	$16,702	$6,605
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2017 and the Three Months Ended March 31, 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Losses)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2016	180,890,572	$1,809	$1,591,652	$(398,087)	$(2,298)	$1,193,076	$300	$1,193,376
Net income	—	—	—	1,374	—	1,374	—	1,374
Other comprehensive income	—	—	—	—	2,408	2,408	—	2,408
Issuance of common stock	5,919,223	59	59,726	—	—	59,785	—	59,785
Transfers from redeemable common stock	—	—	2,086	—	—	2,086	—	2,086
Redemptions of common stock	(5,945,088)	(59)	(61,812)	—	—	(61,871)	—	(61,871)
Distributions declared	—	—	—	(117,738)	—	(117,738)	—	(117,738)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Balance, December 31, 2017	180,864,707	$1,809	$1,591,640	$(514,451)	$110	$1,079,108	$300	$1,079,408
Net income	—	—	—	16,630	—	16,630	—	16,630
Other comprehensive income	—	—	—	—	72	72	—	72
Issuance of common stock	1,280,085	13	14,260	—	—	14,273	—	14,273
Transfers from redeemable common stock	—	—	45,511	—	—	45,511	—	45,511
Redemptions of common stock	(5,151,510)	(52)	(59,732)	—	—	(59,784)	—	(59,784)
Distributions declared	—	—	—	(28,773)	—	(28,773)	—	(28,773)
Balance, March 31, 2018	176,993,282	$1,770	$1,591,679	$(526,594)	$182	$1,067,037	$300	$1,067,337
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$16,630	$4,986
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,982	41,695
Equity in loss of unconsolidated joint venture	—	1
Deferred rents	(3,624)	(4,063)
Bad debt (recovery) expense	(232)	211
Amortization of above- and below-market leases, net	(1,371)	(1,571)
Amortization of deferred financing costs	1,549	1,210
Unrealized gains on derivative instruments	(18,037)	(2,538)
Changes in operating assets and liabilities:
Rents and other receivables	(1,621)	(4,069)
Prepaid expenses and other assets	(12,415)	(12,834)
Accounts payable and accrued liabilities	(10,606)	(6,857)
Other liabilities	1,843	3,207
Due from affiliate	—	(223)
Due to affiliates	10	(58)
Net cash provided by operating activities	11,108	19,097
Cash Flows from Investing Activities:
Improvements to real estate	(21,155)	(15,218)
Payments for construction in progress	(7,279)	(11,213)
Investment in unconsolidated joint venture	(311)	(32,773)
Escrow deposits for tenant improvements	—	(7,744)
Insurance proceeds received for property damage	2,544	—
Net cash used in investing activities	(26,201)	(66,948)
Cash Flows from Financing Activities:
Proceeds from notes payable	83,875	59,675
Principal payments on notes payable	(747)	(532)
Payments of deferred financing costs	(26)	(1,162)
Payments to redeem common stock	(59,784)	(12,482)
Payments of other offering costs	—	(1)
Distributions paid to common stockholders	(14,646)	(14,067)
Net cash provided by financing activities	8,672	31,431
Net decrease in cash and cash equivalents	(6,421)	(16,420)
Cash and cash equivalents, beginning of period	65,486	72,068
Cash and cash equivalents, end of period	$59,065	$55,648
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,070 and $170 for the three months ended March 31, 2018 and 2017, respectively	$16,807	$13,527
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$14,273	$14,987
Increase in construction in progress payable	$4,656	$—
Increase in acquisition fee related to construction in progress due to affiliate	$69	$117
Increase in acquisition fee on unconsolidated joint venture due to affiliate	$93	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2018, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of March 31, 2018, the Company owned 28 office properties (one of which was held for sale) and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. Additionally, as of March 31, 2018, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of March 31, 2018, the Company had also sold 24,172,536 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $239.0 million. Also as of March 31, 2018, the Company had redeemed 16,463,879 shares sold in the Offering for $174.2 million.
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, except for the Company’s adoption of the revenue recognition standards issued by the Financial Accounting Standards Board (“FASB”) effective on January 1, 2018. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three months ended March 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 was $1.6 million which was included in tenant reimbursements on the accompanying statements of operations.
Sales of Real Estate
Prior to January 1, 2018, gains on real estate sold were recognized using the full accrual method at closing when collectibility of the sales price was reasonably assured, the Company was not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient and other profit recognition criteria had been satisfied. Gain on sales of real estate may have been deferred in whole or in part until the requirements for gain recognition had been met.
Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which  applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business.  Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2018 and 2017, respectively.
Distributions declared per common share were $0.160 and $0.160 for the three months ended March 31, 2018 and 2017, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2018 and 2017, respectively. For each day that was a record date for distributions during the three months ended March 31, 2018 and 2017, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2017 through March 31, 2017 and January 1, 2018 through March 31, 2018 was a record date for distributions.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of March 31, 2018, the Company aggregated its investments in real estate properties into one reportable business segment.
Recently Issued Accounting Standards Update
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In March 2018, the FASB affirmed a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also tentatively approved a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

3.	REAL ESTATE
Real Estate Held for Investment
As of March 31, 2018, the Company’s real estate portfolio held for investment was composed of 27 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 10.9 million rentable square feet. In addition, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. As of March 31, 2018, the Company’s real estate portfolio was collectively 92% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,482	$(14,074)	$33,408
Town Center	03/27/2012	Plano	TX	Office	115,755	(25,893)	89,862
McEwen Building	04/30/2012	Franklin	TN	Office	37,156	(7,509)	29,647
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	24,598	(5,962)	18,636
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	51,508	(11,053)	40,455
RBC Plaza	01/31/2013	Minneapolis	MN	Office	153,814	(33,155)	120,659
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	91,463	(16,274)	75,189
Preston Commons	06/19/2013	Dallas	TX	Office	118,047	(20,714)	97,333
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,761	(12,426)	67,335
201 Spear Street	12/03/2013	San Francisco	CA	Office	143,531	(13,265)	130,266
500 West Madison	12/16/2013	Chicago	IL	Office	438,217	(65,896)	372,321
222 Main	02/27/2014	Salt Lake City	UT	Office	161,387	(26,283)	135,104
Anchor Centre	05/22/2014	Phoenix	AZ	Office	95,149	(14,402)	80,747
171 17th Street	08/25/2014	Atlanta	GA	Office	133,415	(23,055)	110,360
Reston Square	12/03/2014	Reston	VA	Office	46,816	(7,282)	39,534
Ten Almaden	12/05/2014	San Jose	CA	Office	122,256	(13,976)	108,280
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	271,090	(29,530)	241,560
101 South Hanley	12/24/2014	St. Louis	MO	Office	71,720	(9,466)	62,254
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,134	(16,416)	134,718
Village Center Station	05/20/2015	Greenwood Village	CO	Office	78,183	(10,599)	67,584
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	128,678	(14,819)	113,859
201 17th Street	06/23/2015	Atlanta	GA	Office	102,620	(11,430)	91,190
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,643	(7,497)	55,146
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	90,352	(9,260)	81,092
515 Congress	08/31/2015	Austin	TX	Office	118,766	(12,265)	106,501
The Almaden	09/23/2015	San Jose	CA	Office	167,501	(13,696)	153,805
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	57,135	(3,532)	53,603
Carillon	01/15/2016	Charlotte	NC	Office	152,662	(13,361)	139,301
Hardware Village (1)	08/26/2016	Salt Lake City	UT	Development/Apartment	79,958	—	79,958
					$3,392,797	$(463,090)	$2,929,707
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

As of March 31, 2018, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$372,321	11.5%	$33,324	$28.37	80.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2018, the leases had remaining terms, excluding options to extend, of up to 13.8 years with a weighted-average remaining term of 4.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $11.6 million and $11.5 million as of March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018 and 2017, the Company recognized deferred rent from tenants of $3.6 million and $4.1 million, respectively. As of March 31, 2018 and December 31, 2017, the cumulative deferred rent balance was $78.2 million and $74.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $9.1 million and $9.3 million of unamortized lease incentives as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2018 through December 31, 2018	$223,171
2019	280,816
2020	248,987
2021	219,360
2022	185,290
Thereafter	530,492
$1,688,116

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

As of March 31, 2018, the Company’s real estate properties were leased to approximately 900 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	151	$60,743	19.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2018, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of March 31, 2018, the Company’s net investments in real estate in California, Texas and Illinois represented 20%, 15% and 11% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Property Damage
In December 2017, 222 Main located in Salt Lake City, Utah suffered physical damages due to a broken sprinkler pipe. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $5,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $7.9 million during the year ended December 31, 2017, which was reduced by $7.9 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss of $5,000 due to damages during the year ended December 31, 2017 was classified as operating, maintenance and management expenses in the Company’s consolidated statement of operations for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC and relates to the Company’s insurance deductible. During the three months ended March 31, 2018, the Company received $2.5 million in insurance recoveries relating to the property damage.
During the three months ended March 31, 2018, the Company recorded $0.5 million of business interruption insurance recovery, which is included in rental income on the accompanying consolidated statements of operations. During the three months ended March 31, 2018, the Company received $1.1 million of business interruption insurance recovery, consisting of $0.7 million of revenue related to the year ended December 31, 2017 and $0.4 million of revenue related to January and February 2018.
As of March 31, 2018, the Company recorded $5.5 million of insurance recoveries receivable, which is included in prepaid expenses and other assets on the accompanying consolidated balance sheet.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Real Estate Held for Sale
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), results of operations from properties that are classified as held for sale in the ordinary course of business would generally be included in continuing operations on the Company’s consolidated statements of operations. As of March 31, 2018, the Company had classified one property as held for sale.
The results of operations for this property as of March 31, 2018 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to this property for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues
Rental income	$1,128	$1,114
Tenant reimbursements and other operating income	84	30
Total revenues	$1,212	$1,144
Expenses
Operating, maintenance, and management	$309	$293
Real estate taxes and insurance	142	108
Asset management fees to affiliate	65	65
Depreciation and amortization	—	525
Interest expense	193	143
Total expenses	$709	$1,134
The following summary presents the major components of assets and liabilities related to real estate held for sale as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Assets related to real estate held for sale
Total real estate, at cost	$33,579	$33,575
Accumulated depreciation and amortization	(5,558)	(5,558)
Real estate held for sale, net	28,021	28,017
Other assets	1,791	1,786
Total assets related to real estate held for sale	$29,812	$29,803
Liabilities related to real estate held for sale
Notes payable, net	21,672	21,648
Other liabilities	47	50
Total liabilities related to real estate held for sale	$21,719	$21,698

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Cost	$225,407	$230,576	$11,956	$12,301	$(45,734)	$(47,459)
Accumulated Amortization	(111,051)	(108,078)	(6,533)	(6,440)	22,947	22,849
Net Amount	$114,356	$122,498	$5,423	$5,861	$(22,787)	$(24,610)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Amortization	$(8,142)	$(11,106)	$(456)	$(703)	$1,827	$2,274

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
Village Center Station II Equity Method Investment
On March 3, 2017, the Company, through an indirect wholly owned subsidiary, acquired a 75% equity interest in an existing company and created a joint venture (the “Village Center Station II Joint Venture”) with an unaffiliated developer, Shea Village Center Station II, LLC (the “Developer”) to develop and subsequently operate a 12-story office building and an adjacent two-story office/retail building in the Denver submarket of Greenwood Village, Colorado (together, “Village Center Station II”). The total projected cost of the development is approximately $113.1 million and the Company’s initial capital contribution to the Village Center Station II Joint Venture was $32.3 million. The Village Center Station II Joint Venture intends to fund the construction of Village Center Station II with capital contributions from its members and proceeds from a construction loan for borrowings of up to $78.5 million. As of March 31, 2018, $51.6 million had been drawn under the construction loan. The Company has concluded that the Village Center Station II Joint Venture qualifies as a Variable Interest Entity (“VIE”) and determined that it is not the primary beneficiary of this VIE and to account for its investment in the project under the equity method of accounting. Under the joint venture agreement, the Company may be required to contribute up to 75% of additional requested contributions to the Village Center Station II Joint Venture. The Developer will fund all cost overruns (excluding certain overruns described in the Charter Communications lease) once the Village Center Station II Joint Venture has used all available funds in the development of Village Center Station II. Upon completion of Village Center Station II, the Company expects to purchase the Developer’s 25% equity interest. The Developer has an option, provided the put conditions have been satisfied, the most significant of which is completion of the project, to require the Company to purchase its 25% equity interest. If the Developer does not make such request, the Company has the right to purchase the Developer’s 25% equity interest. The expected purchase price of the Developer’s 25% equity interest is approximately $25.0 million.
As of March 31, 2018, the book value of the Company’s investment in the Village Center Station II Joint Venture was $34.4 million which includes $2.1 million of acquisition costs and capitalized interest incurred directly by the Company. As of March 31, 2018, the Company’s maximum loss exposure related to its investment in the Village Center Station II Joint Venture is equal to the carrying value of its $34.4 million investment.
Summarized financial information for the Village Center Station II Joint Venture follows (in thousands):

March 31, 2018
Assets:
Construction in progress	$99,393
Cash and cash equivalents	48
Other assets	2,290
Total assets	$101,731
Liabilities and equity:
Accounts payable	$6,740
Notes payable, net	51,646
Other liabilities	230
Members’ capital	43,115
Total liabilities and equity	$101,731

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

6.	NOTES PAYABLE
As of March 31, 2018 and December 31, 2017, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of March 31, 2018 (1)	Effective Interest Rate as of March 31, 2018 (1)	Payment Type	Maturity Date (2)
Portfolio Loan (4)	$188,460	$188,460	One-month LIBOR + 1.90%	3.56%	Interest Only	06/01/2019
222 Main Mortgage Loan	98,990	99,471	3.97%	3.97%	Principal & Interest	03/01/2021
Anchor Centre Mortgage Loan	50,000	50,000	One-month LIBOR + 1.50%	3.18%	Interest Only	06/01/2018
171 17th Street Mortgage Loan	85,084	85,292	One-month LIBOR + 1.45%	2.91%	Principal & Interest	09/01/2018
Reston Square Mortgage Loan	29,742	29,800	One-month LIBOR + 1.50%	3.71%	Principal & Interest	02/01/2019
101 South Hanley Mortgage Loan	41,345	40,557	One-month LIBOR + 1.55%	3.80%	Principal & Interest	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	3.54%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	21,689	21,689	One-month LIBOR + 1.50%	3.16%	Interest Only	06/05/2018
201 17th Street Mortgage Loan	64,428	64,428	One-month LIBOR + 1.40%	3.43%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only(3)	09/01/2022
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	3.57%	Interest Only	10/01/2022
515 Congress Mortgage Loan	69,135	68,381	One-month LIBOR + 1.70%	3.62%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	100,000	One-month LIBOR + 1.66%	3.33%	Interest Only	01/01/2019
Carillon Mortgage Loan	91,055	90,248	One-month LIBOR + 1.65%	3.32%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan	28,404	28,404	One-month LIBOR + 1.60%	3.03%	Interest Only	02/01/2019
Hardware Village Loan Facility (5)	24,537	21,011	One-month LIBOR + 3.25%	4.92%	Interest Only	02/23/2020
Portfolio Loan Facility (6)	875,500	797,500	One-month LIBOR + 1.80%	3.76%	Interest Only	11/03/2020
Total notes payable principal outstanding	2,040,047	1,956,919
Deferred financing costs, net	(13,521)	(15,133)
Total notes payable, net	$2,026,526	$1,941,786

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of March 31, 2018, where applicable. For further information regarding the Company's derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Represents the payment type required under the loan as of March 31, 2018. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(4) As of March 31, 2018, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of March 31, 2018, the outstanding balance under the loan consisted of $127.5 million of term debt and $61.0 million of revolving debt. As of March 31, 2018, an additional $65.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $1.0 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(5) As of March 31, 2018, $24.5 million had been disbursed and $49.5 million remained available for future disbursements, subject to certain conditions contained in the loan documents.
(6) As of March 31, 2018, the Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, One Washingtonian Center, Towers at Emeryville, Ten Almaden, Town Center and 500 West Madison. The face amount of the Portfolio Loan Facility is $1.01 billion, of which $757.5 million is term debt and $252.5 million is revolving debt. As of March 31, 2018, the outstanding balance under the loan consisted of $757.5 million of term debt and $118.0 million of revolving debt. As of March 31, 2018, an additional $134.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan Facility, the Company has an option to increase the loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.41 billion, of which 75% would be term debt and 25% would be revolving debt, subject to certain conditions contained in the loan documents.
During the three months ended March 31, 2018 and 2017, the Company incurred $0.8 million and $12.9 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.6 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which reduced interest expense by $16.9 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Additionally, during the three months ended March 31, 2018 and 2017, the Company capitalized $1.1 million and $0.2 million of interest related to construction in progress, respectively. As of March 31, 2018 and December 31, 2017, $6.5 million and $6.1 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2018 (in thousands):

April 1, 2018 through December 31, 2018	$223,327
2019	348,924
2020	1,193,250
2021	93,957
2022	180,589
$2,040,047
The Company’s notes payable contain financial debt covenants. As of March 31, 2018, the Company was in compliance with these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2018 and December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2018		December 31, 2017			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2018
Derivative instruments designated as hedging instruments
Interest Rate Swaps	2	$118,400	2	$118,400	One-month LIBOR/ Fixed at 1.41% - 1.68%	1.53%	0.3
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	15	$1,209,506	16	$1,209,643	One-month LIBOR/ Fixed at 1.39% - 2.37%	1.97%	3.3

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		March 31, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	2	$182	1	$128
Interest Rate Swaps	Other liabilities, at fair value	—	$—	1	$(18)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	13	$22,795	10	$6,386
Interest Rate Swaps	Other liabilities, at fair value	2	$(49)	6	$(1,677)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
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

	For the Three Months Ended March 31,
	2018	2017
Income statement related
Derivatives designated as hedging instruments
Amount of expense recognized on interest rate swaps (effective portion)	$(12)	$894
	(12)	894
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	1,108	1,543
Unrealized gains on interest rate swaps	(18,037)	(2,538)
	(16,929)	(995)
Decrease in interest expense as a result of derivatives	$(16,941)	$(101)

Other comprehensive income related
Unrealized income on derivative instruments	$84	$725
During the three months ended March 31, 2018 and 2017, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest income related to derivative instruments designated as cash flow hedges. The present value of the unrealized income expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $0.2 million as of March 31, 2018 and was included in accumulated other comprehensive income (loss).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2018 and December 31, 2017, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$2,040,047	$2,026,526	$2,038,482	$1,956,919	$1,941,786	$1,950,965
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
As of March 31, 2018, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swaps	$22,977	$—	$22,977	$—
Liability derivatives - interest rate swaps	(49)	—	(49)	—

9.	RELATED PARTY TRANSACTIONS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2018 and 2017, respectively, and any related amounts payable as of March 31, 2018 and December 31, 2017 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2018	2017	2018	2017
Expensed
Asset management fees	$6,620	$6,205	$2,289	$2,262
Reimbursement of operating expenses (1)	146	141	104	121
Capitalized
Acquisition fee on development project	69	110	635	566
Acquisition fee on unconsolidated joint venture	93	324	383	290
Asset management fee on development project	—	48	—	—
Asset management fee on unconsolidated joint venture	—	14	—	—
	$6,928	$6,842	$3,411	$3,239
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $89,000 and $65,000 for the three months ended March 31, 2018 and 2017, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2018 and 2017, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

In connection with the Offering, the Company’s sponsor, KBS Holdings LLC, agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsor’s obligations under this indemnification agreement in exchange for reimbursement by the sponsor to the Company for all costs, expenses and premiums related to this supplemental coverage. During each of the three months ended March 31, 2018 and 2017, the Advisor had not incurred any costs for the supplemental coverage obtained by the Company.
During the three months ended March 31, 2017, the Advisor paid the Company a $0.2 million property insurance rebate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of March 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the three months ended March 31, 2018 and 2017, the Company recognized $0.1 million and $0.1 million of revenue related to this lease, respectively.
Prior to their approval of the lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.
During the three months ended March 31, 2018 and 2017, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2018.

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 2, 2018, the Company paid distributions of $9.8 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2018 through March 31, 2018. On May 1, 2018, the Company paid distributions of $9.5 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2018 through April 30, 2018.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Distributions Authorized
On May 8, 2018, the Company’s board of directors authorized distributions based on daily record dates for the period from June 1, 2018 through June 30, 2018, which the Company expects to pay in July 2018, and distributions based on daily record dates for the period from July 1, 2018 through July 31, 2018, which the Company expects to pay in August 2018. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.54% annualized rate based on the Company's December 6, 2017 estimated value per share of $11.73.
Approval of Additional Funds for Special Redemptions for the May 2018 Redemption Date
On May 8, 2018, the Company’s Board of Directors approved an increase of the funding available for the redemption of shares under the Company’s share redemption program by up to an additional $10.0 million for the May 2018 redemption date, with such increased amount to be used solely for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”) that are received in good order and eligible for redemption for the May 2018 redemption date.
Fourth Amended and Restated Share Redemption Program
On May 8, 2018, the Company’s Board of Directors approved the amendment and restatement of the Company’s share redemption program (as amended and restated, the “Fourth Amended and Restated SRP”), which amendment and restatement will be effective on June 8, 2018. Pursuant to the Fourth Amended and Restated SRP, all redemptions other than Special Redemptions will be made at a price per share equal to 95% of the Company’s most recent estimated value per share as of the applicable redemption date. Special Redemptions will be made at a price per share equal to the Company’s most recent estimated value per share as of the applicable redemption date.
The Fourth Amended and Restated SRP provides that, for calendar year 2018 only, in addition to the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during calendar year 2017, the Company may redeem up to an additional $42.0 million of shares, less the actual dollar amount of Special Redemptions processed on the May 2018 redemption date (such difference, the “2018 Additional Funding”); provided, however, that once the Company has received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored would result in the amount of the remaining 2018 Additional Funding being $10.0 million or less, the remaining $10.0 million of the 2018 Additional Funding shall be reserved exclusively for Special Redemptions. During any calendar year subsequent to calendar year 2018, once the Company has received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions.
In addition, the notice provision of the program was amended to provide that the Company may amend, suspend or terminate the Fourth Amended and Restated SRP for any reason upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information in a (i) Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (ii) separate mailing to the stockholders.
There were no other material changes made in the Fourth Amended and Restated SRP.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify investments, to manage our investments and for the disposition of our investments.

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

•
Our advisor and its affiliates receive fees in connection with transactions involving the purchase or origination, management and disposition of our investments. Acquisition and asset management fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed-upon investment returns, the investment return thresholds may be reduced subject to approval by our conflicts committee and to other limitations in our charter. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

•
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. As of March 31, 2018, we had used a combination of cash flow from operations and proceeds from debt financings to fund distributions. From time to time during our operational stage, we may use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of any real estate-related investments, to the extent we make any such additional investments. If we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced.

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

•
Because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is likely that we will not be able to redeem all shares submitted for redemption during 2018. During any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year. On May 8, 2018, our board of directors approved (i) additional funds for the May 2018 redemption date to be used solely for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”) and (ii) the amendment and restatement of our share redemption program (as amended and restated, the “Fourth Amended and Restated SRP”), which amendment and restatement will be effective for the June 2018 redemption date and provides for, among other changes, additional funds for the redemption of shares for the remainder of calendar year 2018. For more information, see Part II, Item 5, “Other Information - Approval of Additional Funds for Special Redemptions for the May 2018 Redemption Date” and “ - Fourth Amended and Restated Share Redemption Program.”

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) and in Part II, Item 1A herein.

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
We have invested in a diverse portfolio of real estate investments. As of March 31, 2018, we owned 28 office properties (one of which was held for sale) and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property, which is currently under construction. Additionally, as of March 31, 2018, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of March 31, 2018, we had also sold 24,172,536 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $239.0 million. Also as of March 31, 2018, we had redeemed 16,463,879 shares sold in our initial public offering for $174.2 million.
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
Liquidity and Capital Resources
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
As of March 31, 2018, we had mortgage debt obligations in the aggregate principal amount of $2.0 billion, with a weighted-average remaining term of 2.1 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we do not have debt obligations maturing during the 12 months ending March 31, 2019. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. Our debt obligations consisted of $192.0 million of fixed rate notes payable and $1.8 billion of variable rate notes payable. As of March 31, 2018, the interest rates on $1.3 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. As of March 31, 2018, we had $200.0 million of revolving debt available for immediate future disbursement under two portfolio loans, subject to certain conditions set forth in the loan agreements.
We paid distributions to our stockholders during the three months ended March 31, 2018 using cash flow from operations from current and prior periods. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2018 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the three months ended March 31, 2018, net cash provided by operating activities was $11.1 million, compared to net cash provided by operating activities of $19.1 million during the three months ended March 31, 2017. Net cash provided by operating activities decreased in 2018 primarily as a result of a decrease in lease termination fees and the timing of payments for operating expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $26.2 million for the three months ended March 31, 2018 and primarily consisted of the following:

•	$21.1 million used for improvements to real estate;

•	$7.3 million used for construction in progress related to Hardware Village (defined below);

•	$2.5 million of insurance proceeds received for property damage; and

•	$0.3 million used for investments in an unconsolidated joint venture.
Cash Flows from Financing Activities
During the three months ended March 31, 2018, net cash provided by financing activities was $8.7 million and primarily consisted of the following:

•	$83.2 million of net cash provided by debt financing as a result of proceeds from notes payable of $83.9 million, partially offset by principal payments on notes payable of $0.7 million;

•	$59.8 million of cash used for redemptions of common stock; and

•	$14.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $14.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of March 31, 2018, our borrowings and other liabilities were approximately 60% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
We also expect to use our capital resources to make certain payments to our advisor. During our operational stage, we expect to make payments to our advisor in connection with the management of our investments and costs incurred by our advisor in providing services to us. We also pay fees to our advisor in connection with the disposition of investments.
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
Pursuant to the advisory agreement, with respect to asset management fees accruing from March 1, 2014, our advisor agreed to defer, without interest, our obligation to pay asset management fees for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Institute for Portfolio Alternatives (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the advisory agreement.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2018, we had reimbursed our advisor for all accrued and deferred asset management fees in accordance with the terms noted above.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.As of March 31, 2018, we had $2.3 million of asset management fees payable related to asset management fees incurred for the month of March 2018, which were subsequently paid in April 2018.
On September 27, 2017, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2018 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$2,040,047	$223,327	$1,542,174	$274,546	$—
Interest payments on outstanding debt obligations (2)	164,713	55,552	99,462	9,699	—
Development obligations	31,201	(3)	(3)	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $18.3 million, excluding amortization of deferred financing costs totaling $1.6 million and unrealized gain on derivative instruments of $18.0 million and including interest capitalized of $1.1 million during the three months ended March 31, 2018.
(3) We have entered into the Hardware Village joint venture to develop a two-building multifamily apartment complex consisting of 466 units and expect to incur approximately $31.2 million in additional development obligations through 2019. As of March 31, 2018, $24.5 million had been disbursed under the Hardware Village Loan Facility and $49.5 million remained available for future disbursements, subject to certain conditions contained in the Hardware Village Loan Facility documents.
As of March 31, 2018, we expect to acquire the developer’s 25% equity interest in the Village Center Station II joint venture upon completion of Village Center Station II (defined below) in 2018 for approximately $25.0 million. Upon such acquisition, we would own 100% of the equity interests in Village Center Station II.
Results of Operations
Overview
As of March 31, 2017 and 2018, we owned 28 office properties, one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property (“Village Center Station II”), which is currently under construction. In addition, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project (“Hardware Village”), which is currently under construction. Subsequent to March 31, 2017, we classified one office property as held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2018 versus the three months ended March 31, 2017
The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2018	2017
Rental income	$78,964	$80,821	$(1,857)	(2)%
Tenant reimbursements	19,500	19,105	395	2%
Other operating income	5,715	5,474	241	4%
Operating, maintenance and management costs	23,153	22,489	664	3%
Real estate taxes and insurance	16,774	15,922	852	5%
Asset management fees to affiliate	6,620	6,205	415	7%
General and administrative expenses	1,523	1,224	299	24%
Depreciation and amortization	38,982	41,695	(2,713)	(7)%
Interest expense	810	12,901	(12,091)	(94)%
Other income	301	—	301	100%
Rental income and tenant reimbursements from our real estate properties decreased from $99.9 million for the three months ended March 31, 2017 to $98.5 million for the three months ended March 31, 2018. The decrease in rental income and tenant reimbursements was primarily due to lease terminations during 2017. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments and increase based on the development and subsequent operation of Hardware Village and upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II. However, rental income and tenant reimbursements would decrease to the extent that we sell any of our real estate properties.
Other operating income increased from $5.5 million during the three months ended March 31, 2017 to $5.7 million for the three months ended March 31, 2018. The increase in other operating income was primarily due to an increase in parking revenues. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and increase upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II. However, other operating income would decrease to the extent that we sell any of our real estate properties.
Operating, maintenance and management costs increased from $22.5 million for the three months ended March 31, 2017 to $23.2 million for the three months ended March 31, 2018. The increase in operating, maintenance and management costs was primarily due to an increase in repairs and maintenance. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II and general inflation. However, operating, maintenance and management costs would decrease to the extent that we sell any of our real estate properties.
Real estate taxes and insurance increased from $15.9 million for the three months ended March 31, 2017 to $16.8 million for the three months ended March 31, 2018. The increase in real estate taxes and insurance was primarily due to higher property taxes as a result of property tax reassessments. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II and general increases due to future property tax reassessments. However, real estate taxes and insurance would decrease to the extent that we sell any of our real estate properties.
Asset management fees with respect to our real estate investments increased from $6.2 million for the three months ended March 31, 2017 to $6.6 million for the three months ended March 31, 2018. We expect asset management fees to increase in future periods as a result of the development and completion of Hardware Village, our acquisition of the developer's 25% equity interest in and subsequent completion of Village Center Station II and as a result of any improvements we make to our properties, which increase would be offset to the extent we dispose of any of our assets. As of March 31, 2018, $2.3 million of asset management fees were payable, which were subsequently paid in April 2018.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses increased from $1.2 million for the three months ended March 31, 2017 to $1.5 million for the three months ended March 31, 2018. The increase in general and administrative expenses was primarily due to an increase in portfolio legal fees, board of directors fees and distribution processing costs. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $41.7 million for the three months ended March 31, 2017 to $39.0 million for the three months ended March 31, 2018, primarily as a result of a decrease in amortization of tenant origination and absorption costs related to early lease terminations and the classification of a real estate property as held for sale. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent operation of Hardware Village and upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II. However, depreciation and amortization would decrease to the extent that we sell any of our real estate properties.
Interest expense decreased from $12.9 million for the three months ended March 31, 2017 to $0.8 million for the three months ended March 31, 2018. Included in interest expense was (i) the amortization of deferred financing costs of $1.2 million and $1.6 million for the three months ended March 31, 2017 and 2018, respectively, and (ii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which reduced interest expense by $0.1 million and $16.9 million for the three months ended March 31, 2017 and 2018, respectively. Additionally, during the three months ended March 31, 2017 and 2018, we capitalized $0.2 million and $1.1 million of interest related to construction in progress, respectively. The decrease in interest expense was primarily due to unrealized gains on derivative instruments. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).  However, interest expense would decrease to the extent that we sell any of our real estate properties and repay the debt secured by such properties.
During the three months ended March 31, 2018, we received $0.3 million in proceeds from a one-time easement agreement, which is included in other income in the accompanying consolidated statements of operations.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses) from MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time.  MFFO also excludes non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases and unrealized (gains) losses on derivative instruments are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate; and

•
Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2018 and 2017, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$16,630	$4,986
Depreciation of real estate assets	23,155	20,759
Amortization of lease-related costs	15,827	20,936
FFO attributable to common stockholders (1)	55,612	46,681
Straight-line rent and amortization of above- and below-market leases, net	(4,995)	(5,634)
Unrealized gains on derivative instruments	(18,037)	(2,538)
MFFO attributable to common stockholders (1)	$32,580	$38,509
_____________________
(1) FFO and MFFO includes $0.3 million and $4.3 million of lease termination income for the three months ended March 31, 2018 and 2017, respectively.
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first quarter of 2018 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2018	$28,773	$0.160	$14,646	$14,273	$28,919	$11,108
_____________________

(1)	Distributions for the period from January 1, 2018 through March 31, 2018 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2018, we paid aggregate distributions of $28.9 million, including $14.6 million of distributions paid in cash and $14.3 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the three months ended March 31, 2018 was $16.6 million. FFO for the three months ended March 31, 2018 was $55.6 million and cash flow from operating activities was $11.1 million. See the reconciliation of FFO to net income attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $11.1 million of cash flow from current operating activities and $17.8 million of cash flow from operating activities in excess of distributions paid during prior periods. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under any real estate-related investments we make). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “-Market Outlook - Real Estate and Real Estate Finance Markets,” “-Liquidity and Capital Resources,” and “-Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. There have been no significant changes to our policies during 2018, except for our adoption of the revenue recognition standards issued by the Financial Accounting Standards Board effective on January 1, 2018.
Revenue Recognition
Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of our adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. We elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three months ended March 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 was $1.6 million which was included in tenant reimbursements on the accompanying statements of operations.
Sales of Real Estate
Prior to January 1, 2018, gains on real estate sold were recognized using the full accrual method at closing when collectibility of the sales price was reasonably assured, we were not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient and other profit recognition criteria had been satisfied. Gain on sales of real estate may have been deferred in whole or in part until the requirements for gain recognition had been met.
Effective January 1, 2018, we adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which  applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business.  Generally, our sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if we determine it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 2, 2018, we paid distributions of $9.8 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2018 through March 31, 2018. On May 1, 2018, we paid distributions of $9.5 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2018 through April 30, 2018.
Distributions Authorized
On May 8, 2018, our board of directors authorized distributions based on daily record dates for the period from June 1, 2018 through June 30, 2018, which we expect to pay in July 2018, and distributions based on daily record dates for the period from July 1, 2018 through July 31, 2018, which we expect to pay in August 2018. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.54% annualized rate based on our December 6, 2017 estimated value per share of $11.73.
Approval of Additional Funds for Special Redemptions for the May 2018 Redemption Date
On May 8, 2018, our board of directors approved additional funds for the May 2018 redemption date to be used solely for redemptions sought in connection with Special Redemptions. For more information, see Part II, Item 5, “Other Information - Approval of Additional Funds for Special Redemptions for the May 2018 Redemption Date.”
Fourth Amended and Restated Share Redemption Program
On May 8, 2018, our board of directors approved the Fourth Amended and Restated SRP, which amendment and restatement will be effective June 8, 2018. For more information relating to the changes contained in the Fourth Amended and Restated SRP, see Part II, Item 5, “Other Information - Fourth Amended and Restated Share Redemption Program.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage and other loans. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level or by utilizing a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2018, the fair value of our fixed rate debt was $190.7 million and the outstanding principal balance of our fixed rate debt was $192.0 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2018.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $520.1 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.3 billion of our variable rate debt. Based on interest rates as of March 31, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2019, interest expense on our variable rate debt would increase or decrease by $5.2 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2018 were 4.1% and 3.6%, respectively.  The weighted-average interest rates represent the actual interest rate in effect as of March 31, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2018 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook - Real Estate and Real Estate Finance Markets” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risk discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees).  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.  We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.
Because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is likely that we will not be able to redeem all shares submitted for redemption during 2018.
During any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year.
As a result of such limitations, on November 30, 2017, we exhausted all funds available for redemptions for the year ended December 31, 2017. Thus, we had no funds available for redemptions for the December 2017 redemption date. Effective January 1, 2018, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we had $59.8 million available for redemptions of shares eligible for redemption in 2018. As a result of the above-referenced limitations on the number of shares we can purchase pursuant to the share redemption program, as of March 31, 2018, we had exhausted all funds available for redemptions in 2018. As of April 30, 2018, we had a total $20.6 million of outstanding and unfulfilled redemption requests, representing 1,773,091 shares.
On May 8, 2018, our board of directors approved (i) additional funds for the May 2018 redemption date to be used solely for redemptions sought in connection with Special Redemptions and (ii) the Fourth Amended and Restated SRP, which will be effective for the June 2018 redemption date and provides for, among other changes, additional funds for the redemption of shares for the remainder of calendar year 2018. For more information, see Part II, Item 5, “Other Information - Approval of Additional Funds for Special Redemptions for the May 2018 Redemption Date” and “ - Fourth Amended and Restated Share Redemption Program.”
However, given the volume of redemption requests in 2017 and 2018, and because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is likely that we will not be able to redeem all shares submitted for redemption during 2018.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to our estimated value per share. The following is a description of our share redemption program as of March 31, 2018. On May 8, 2018, our board of directors approved (i) additional funds for the May 2018 redemption date to be used solely for redemptions sought in connection with Special Redemptions and (ii) the Fourth Amended and Restated SRP, which will be effective for the June 2018 redemption date and provides for, among other changes, additional funds for the redemption of shares for the remainder of calendar year 2018. For more information, see Part II, Item 5, “Other Information - Approval of Additional Funds for Special Redemptions for the May 2018 Redemption Date” and “ - Fourth Amended and Restated Share Redemption Program.”

There are several limitations on our ability to redeem shares under our share redemption program:

•	Unless the shares are being redeemed in connection with Special Redemptions, we may not redeem shares unless the stockholder has held the shares for one year.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2018, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	2,551,890	$11.58	(3)
February 2018	1,297,844	$11.62	(3)
March 2018	1,301,776	$11.64	(3)
Total	5,151,510
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013) and on March 7, 2014 (which amendment became effective on April 6, 2014).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. In 2017, our net proceeds from the dividend reinvestment plan were $59.8 million. During the three months ended March 31, 2018, we exhausted all funds available for redemptions in 2018 and we had a total of $9.2 million of outstanding and unfulfilled redemption requests, representing 793,401 shares.  We recorded $9.2 million of redemptions payable in other liabilities on the accompanying consolidated balance sheets.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Approval of Additional Funds for Special Redemptions for the May 2018 Redemption Date
On May 8, 2018, our board of directors approved an increase of the funding available for the redemption of shares under our share redemption program by up to an additional $10 million for the May 2018 redemption date, with such increased amount to be used solely for redemptions sought in connection with Special Redemptions that are received in good order and eligible for redemption for the May 2018 redemption date.
Fourth Amended and Restated Share Redemption Program
On May 8, 2018, our board of directors approved the Fourth Amended and Restated SRP, which will be effective June 8, 2018. Pursuant to the Fourth Amended and Restated SRP, all redemptions other than Special Redemptions will be made at a price per share equal to 95% of our most recent estimated value per share as of the applicable redemption date. Special Redemptions will be made at a price per share equal to our most recent estimated value per share as of the applicable redemption date.
The Fourth Amended and Restated SRP provides that, for calendar year 2018 only, in addition to the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during calendar year 2017, we may redeem up to an additional $42.0 million of shares, less the actual dollar amount of Special Redemptions processed on the May 2018 redemption date (such difference, the “2018 Additional Funding”); provided, however, that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored would result in the amount of the remaining 2018 Additional Funding being $10.0 million or less, the remaining $10.0 million of the 2018 Additional Funding shall be reserved exclusively for Special Redemptions. During any calendar year subsequent to calendar year 2018, once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions.

PART II. OTHER INFORMATION (CONTINUED)
Item 5.    Other Information (continued)

In addition, the notice provision of the program was amended to provide that we may amend, suspend or terminate the Fourth Amended and Restated SRP for any reason upon ten business days’ notice to our stockholders. We may provide notice by including such information in a (i) Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (ii) separate mailing to our stockholders.
There were no other material changes made in the Fourth Amended and Restated SRP.
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
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 7, 2014

99.2	Fourth Amended and Restated Share Redemption Program

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 9, 2018	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 9, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)