Form 10-Q
period 2018-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2018-08-08
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 3, 2018, there were 176,077,252 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate:
Land	$390,685	$390,685
Buildings and improvements	2,709,462	2,680,838
Construction in progress	91,158	67,826
Tenant origination and absorption costs	219,080	230,576
Total real estate held for investment, cost	3,410,385	3,369,925
Less accumulated depreciation and amortization	(484,639)	(435,808)
Total real estate held for investment, net	2,925,746	2,934,117
Real estate held for sale, net	—	28,017
Total real estate, net	2,925,746	2,962,134
Cash and cash equivalents	63,831	65,486
Investment in unconsolidated joint venture	34,239	33,997
Rents and other receivables, net	87,252	79,317
Above-market leases, net	4,993	5,861
Assets related to real estate held for sale, net	—	1,786
Prepaid expenses and other assets	94,324	72,226
Total assets	$3,210,385	$3,220,807
Liabilities and equity
Notes payable, net
Notes payable related to real estate held for investment, net	$2,031,849	$1,920,138
Note payable related to real estate held for sale, net	—	21,648
Total notes payable, net	2,031,849	1,941,786
Accounts payable and accrued liabilities	65,775	71,012
Due to affiliate	4,274	3,239
Distributions payable	9,499	9,982
Below-market leases, net	21,133	24,610
Liabilities related to real estate held for sale, net	—	50
Redeemable common stock payable	6,257	18,870
Other liabilities	26,655	30,935
Total liabilities	2,165,442	2,100,484
Commitments and contingencies (Note 10)
Redeemable common stock	32,045	40,915
Equity
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 175,274,174 and 180,864,707 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,753	1,809
Additional paid-in capital	1,548,383	1,591,640
Cumulative distributions and net losses	(537,623)	(514,451)
Accumulated other comprehensive income	85	110
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	1,012,598	1,079,108
Noncontrolling interest	300	300
Total equity	1,012,898	1,079,408
Total liabilities and equity	$3,210,385	$3,220,807
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$79,371	$77,582	$158,336	$158,403
Tenant reimbursements	21,613	19,484	41,113	38,589
Other operating income	6,592	5,953	12,306	11,426
Total revenues	107,576	103,019	211,755	208,418
Expenses:
Operating, maintenance and management	24,301	22,983	47,455	45,472
Real estate taxes and insurance	18,487	16,338	35,261	32,260
Asset management fees to affiliate	6,738	6,431	13,358	12,637
General and administrative expenses	2,012	1,117	3,535	2,341
Depreciation and amortization	39,025	41,524	78,006	83,219
Interest expense	12,517	16,896	13,327	29,797
Total expenses	103,080	105,289	190,942	205,726
Other income (loss):
Other income	1,575	650	1,876	650
Other interest income	84	25	96	50
Equity in loss of unconsolidated joint venture	(348)	—	(348)	(1)
Gain on sale of real estate, net	11,942	—	11,942	—
Total other income, net	13,253	675	13,566	699
Net income (loss)	17,749	(1,595)	34,379	3,391
Net loss attributable to noncontrolling interest	—	27	—	27
Net income (loss) attributable to common stockholders	$17,749	$(1,568)	$34,379	$3,418
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.10	$(0.01)	$0.19	$0.02
Weighted-average number of common shares outstanding, basic and diluted	177,649,492	181,548,488	178,588,342	181,497,075
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$17,749	$(1,568)	$34,379	$3,418
Other comprehensive income (loss):
Unrealized (losses) income on derivative instruments designated as cash flow hedges	(1)	(136)	83	589
Reclassification adjustment realized in net income (effective portion)	(96)	570	(108)	1,464
Total other comprehensive (loss) income	(97)	434	(25)	2,053
Total comprehensive income (loss)	17,652	(1,134)	34,354	5,471
Total comprehensive loss attributable to noncontrolling interest	—	27	—	27
Total comprehensive income (loss) attributable to common stockholders	$17,652	$(1,107)	$34,354	$5,498
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2017 and the Six Months Ended June 30, 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Losses)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2016	180,890,572	$1,809	$1,591,652	$(398,087)	$(2,298)	$1,193,076	$300	$1,193,376
Net income	—	—	—	1,374	—	1,374	—	1,374
Other comprehensive income	—	—	—	—	2,408	2,408	—	2,408
Issuance of common stock	5,919,223	59	59,726	—	—	59,785	—	59,785
Transfers from redeemable common stock	—	—	2,086	—	—	2,086	—	2,086
Redemptions of common stock	(5,945,088)	(59)	(61,812)	—	—	(61,871)	—	(61,871)
Distributions declared	—	—	—	(117,738)	—	(117,738)	—	(117,738)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Balance, December 31, 2017	180,864,707	$1,809	$1,591,640	$(514,451)	$110	$1,079,108	$300	$1,079,408
Net income	—	—	—	34,379	—	34,379	—	34,379
Other comprehensive loss	—	—	—	—	(25)	(25)	—	(25)
Issuance of common stock	2,556,146	25	28,476	—	—	28,501	—	28,501
Transfers from redeemable common stock	—	—	21,557	—	—	21,557	—	21,557
Redemptions of common stock	(8,146,679)	(81)	(93,290)	—	—	(93,371)	—	(93,371)
Distributions declared	—	—	—	(57,551)	—	(57,551)	—	(57,551)
Balance, June 30, 2018	175,274,174	$1,753	$1,548,383	$(537,623)	$85	$1,012,598	$300	$1,012,898
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$34,379	$3,391
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,006	83,219
Equity in loss of unconsolidated joint venture	348	1
Deferred rents	(4,947)	(5,504)
Loss due to property damage	—	238
Bad debt expense	110	210
Amortization of above- and below-market leases, net	(2,587)	(3,532)
Amortization of deferred financing costs	3,091	2,410
Unrealized gains on derivative instruments	(25,326)	(1,575)
Gain on sale of real estate	(11,942)	—
Changes in operating assets and liabilities:
Rents and other receivables	(3,067)	(2,313)
Prepaid expenses and other assets	(7,918)	(11,581)
Accounts payable and accrued liabilities	(5,113)	(5,601)
Other liabilities	(2,586)	(683)
Due to affiliates	695	(62)
Net cash provided by operating activities	53,143	58,618
Cash Flows from Investing Activities:
Improvements to real estate	(45,931)	(30,050)
Proceeds from sale of real estate, net	41,649	—
Payments for construction in progress	(19,092)	(21,239)
Investment in unconsolidated joint venture	(428)	(33,145)
Escrow deposits for tenant improvements	1,111	(7,744)
Insurance proceeds received for property damage	3,928	—
Net cash used in investing activities	(18,763)	(92,178)
Cash Flows from Financing Activities:
Proceeds from notes payable	126,168	93,396
Principal payments on notes payable	(39,266)	(1,210)
Payments of deferred financing costs	(108)	(1,254)
Payments to redeem common stock	(93,296)	(31,471)
Payments of other offering costs	—	(1)
Distributions paid to common stockholders	(29,533)	(28,707)
Net cash (used in) provided by financing activities	(36,035)	30,753
Net decrease in cash and cash equivalents	(1,655)	(2,807)
Cash and cash equivalents, beginning of period	65,486	72,068
Cash and cash equivalents, end of period	$63,831	$69,261
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,150 and $820 for the six months ended June 30, 2018 and 2017, respectively	$35,001	$28,082
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$28,501	$30,097
Increase in construction in progress payable	$4,055	$9,715
Increase in acquisition fee related to construction in progress due to affiliate	$179	$170
Increase in acquisition fee on unconsolidated joint venture due to affiliate	$161	$53
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2018, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of June 30, 2018, the Company owned 27 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property. Additionally, as of June 30, 2018, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of June 30, 2018, the Company had also sold 25,448,597 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $253.2 million. Also as of June 30, 2018, the Company had redeemed 19,459,048 shares sold in the Offering for $207.8 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and six months ended June 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $1.9 million and $3.5 million, respectively, and were included in tenant reimbursements on the accompanying statements of operations.
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
June 30, 2018
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2018 and 2017, respectively.
Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2018, respectively. Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2017, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2018 and 2017, respectively. For each day that was a record date for distributions during the three and six months ended June 30, 2018 and 2017, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2017 through June 30, 2017 and January 1, 2018 through June 30, 2018 was a record date for distributions.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of June 30, 2018, the Company aggregated its investments in real estate properties into one reportable business segment.
Square Footage, Occupancy and Other Measures
 Square footage, occupancy, number of tenants and other measures, including annualized base rent and annualized base rent per square foot, or amounts derived from such measures, used to describe real estate investments included in these condensed notes to consolidated financial statements are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Recently Issued Accounting Standards Update
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new lease accounting standard on its consolidated financial statements. Upon adoption of ASU No. 2016-02, the Company expects to adopt the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company will 1) not reassess whether any expired or existing contracts are or contain leases, 2) not reassess the lease classification for any expired or existing lease, and 3) not reassess initial direct costs for any existing leases. The Company does not expect to elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company expects to adopt the practical expedient for land easements to not assess whether existing or expired land easements that were not previously accounted for as leases under the current lease accounting standards of Topic 840 are or contain a lease under Topic 842.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon adoption of the lease accounting standard under Topic 842, the Company expects to adopt this practical expedient, specifically related to its tenant reimbursements which would otherwise be accounted for under the new revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. In addition, ASU No. 2018-11 provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company expects to adopt this transition method upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

3.	REAL ESTATE
Real Estate Held for Investment
As of June 30, 2018, the Company’s real estate portfolio held for investment was composed of 27 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 10.9 million rentable square feet. In addition, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. As of June 30, 2018, the Company’s real estate portfolio was collectively 92% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$47,755	$(14,612)	$33,143
Town Center	03/27/2012	Plano	TX	Office	116,063	(27,006)	89,057
McEwen Building	04/30/2012	Franklin	TN	Office	37,130	(7,843)	29,287
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	24,480	(6,006)	18,474
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	53,419	(11,554)	41,865
RBC Plaza	01/31/2013	Minneapolis	MN	Office	153,392	(34,491)	118,901
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	91,814	(17,198)	74,616
Preston Commons	06/19/2013	Dallas	TX	Office	117,914	(21,640)	96,274
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,113	(12,340)	66,773
201 Spear Street	12/03/2013	San Francisco	CA	Office	143,555	(14,487)	129,068
500 West Madison	12/16/2013	Chicago	IL	Office	434,460	(63,935)	370,525
222 Main	02/27/2014	Salt Lake City	UT	Office	164,562	(27,797)	136,765
Anchor Centre	05/22/2014	Phoenix	AZ	Office	95,772	(14,941)	80,831
171 17th Street	08/25/2014	Atlanta	GA	Office	133,093	(24,324)	108,769
Reston Square	12/03/2014	Reston	VA	Office	46,817	(7,818)	38,999
Ten Almaden	12/05/2014	San Jose	CA	Office	122,908	(15,266)	107,642
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	271,818	(30,710)	241,108
101 South Hanley	12/24/2014	St. Louis	MO	Office	72,010	(10,281)	61,729
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,150	(17,709)	133,441
Village Center Station	05/20/2015	Greenwood Village	CO	Office	77,406	(11,456)	65,950
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	128,671	(16,041)	112,630
201 17th Street	06/23/2015	Atlanta	GA	Office	102,679	(12,625)	90,054
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,644	(8,208)	54,436
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	90,352	(10,155)	80,197
515 Congress	08/31/2015	Austin	TX	Office	119,934	(12,675)	107,259
The Almaden	09/23/2015	San Jose	CA	Office	168,337	(14,686)	153,651
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	58,882	(4,016)	54,866
Carillon	01/15/2016	Charlotte	NC	Office	153,097	(14,819)	138,278
Hardware Village (1)	08/26/2016	Salt Lake City	UT	Development/Apartment	91,158	—	91,158
					$3,410,385	$(484,639)	$2,925,746
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

As of June 30, 2018, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$370,525	11.5%	$33,746	$28.13	82.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2018, the leases had remaining terms, excluding options to extend, of up to 13.6 years with a weighted-average remaining term of 4.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $11.1 million and $11.5 million as of June 30, 2018 and December 31, 2017, respectively.
During the six months ended June 30, 2018 and 2017, the Company recognized deferred rent from tenants of $4.9 million and $5.5 million, respectively. As of June 30, 2018 and December 31, 2017, the cumulative deferred rent balance was $80.5 million and $74.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $9.6 million and $9.3 million of unamortized lease incentives as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2018 through December 31, 2018	$148,952
2019	288,725
2020	258,983
2021	231,126
2022	197,819
Thereafter	564,996
$1,690,601

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

As of June 30, 2018, the Company’s real estate properties were leased to approximately 900 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	153	$61,902	20.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2018, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of June 30, 2018, the Company’s net investments in real estate in California, Texas and Illinois represented 20%, 15% and 12% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Property Damage
In December 2017, 222 Main located in Salt Lake City, Utah suffered physical damages due to a broken sprinkler pipe. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $5,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $7.9 million during the year ended December 31, 2017, which was reduced by $7.9 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss of $5,000 due to damages during the year ended December 31, 2017 was classified as operating, maintenance and management expenses in the Company’s consolidated statement of operations for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC and relates to the Company’s insurance deductible. During the six months ended June 30, 2018, the Company received $3.9 million in insurance recoveries relating to the property damage. In addition, the Company reduced the estimated aggregate loss due to damages and the estimated insurance recoveries related to such damages by $1.9 million.
During the six months ended June 30, 2018, the Company recorded $0.6 million of business interruption insurance recovery, which is included in rental income on the accompanying consolidated statements of operations. During the six months ended June 30, 2018, the Company received $1.1 million of business interruption insurance recovery, consisting of $0.7 million of revenue related to the year ended December 31, 2017 and $0.4 million of revenue related to the period from January through February 2018.
As of June 30, 2018, the Company recorded $2.3 million of insurance recoveries receivable, which is included in prepaid expenses and other assets on the accompanying consolidated balance sheet.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Real Estate Sales
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), results of operations from properties that are classified as held for sale in the ordinary course of business would generally be included in continuing operations on the Company’s consolidated statements of operations. During the six months ended June 30, 2018, the Company disposed of one office property. During the year ended December 31, 2017, the Company did not dispose of any real estate properties.
The results of operations for the property sold during the six months ended June 30, 2018 and gain on sale as of June 30, 2018 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to this property for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental income	$674	$1,125	$1,802	$2,240
Tenant reimbursements and other operating income	26	41	110	71
Total revenues	$700	$1,166	$1,912	$2,311
Expenses
Operating, maintenance, and management	$142	$319	$462	$622
Real estate taxes and insurance	71	109	213	217
Asset management fees to affiliate	39	66	105	131
Depreciation and amortization	—	537	—	1,062
Interest expense	127	163	320	307
Total expenses	$379	$1,194	$1,100	$2,339
The following summary presents the major components of assets and liabilities related to real estate held for sale as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Assets related to real estate held for sale
Total real estate, at cost	$—	$33,575
Accumulated depreciation and amortization	—	(5,558)
Real estate held for sale, net	—	28,017
Other assets	—	1,786
Total assets related to real estate held for sale	$—	$29,803
Liabilities related to real estate held for sale
Notes payable, net	—	21,648
Other liabilities	—	50
Total liabilities related to real estate held for sale	$—	$21,698

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Cost	$219,080	$230,576	$11,956	$12,301	$(43,602)	$(47,459)
Accumulated Amortization	(112,581)	(108,078)	(6,963)	(6,440)	22,469	22,849
Net Amount	$106,499	$122,498	$4,993	$5,861	$(21,133)	$(24,610)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(7,856)	$(11,013)	$(439)	$(544)	$1,655	$2,505

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(15,998)	$(22,119)	$(895)	$(1,247)	$3,482	$4,779

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On March 3, 2017, the Company, through an indirect wholly owned subsidiary, acquired a 75% equity interest in an existing company and created a joint venture (the “Village Center Station II Joint Venture”) with an unaffiliated developer, Shea Village Center Station II, LLC (the “Developer”) to develop and subsequently operate a 12-story office building and an adjacent two-story office/retail building in the Denver submarket of Greenwood Village, Colorado (together, “Village Center Station II”). The total projected cost of the development is approximately $113.1 million and the Company’s initial capital contribution to the Village Center Station II Joint Venture was $32.3 million. The Village Center Station II Joint Venture intends to fund the construction of Village Center Station II with capital contributions from its members and proceeds from a construction loan for borrowings of up to $78.5 million. As of June 30, 2018, $61.4 million had been drawn under the construction loan. The Company has concluded that the Village Center Station II Joint Venture qualifies as a Variable Interest Entity (“VIE”) and determined that it is not the primary beneficiary of this VIE and to account for its investment in the project under the equity method of accounting. Under the joint venture agreement, the Company may be required to contribute up to 75% of additional requested contributions to the Village Center Station II Joint Venture. The Developer will fund all cost overruns (excluding certain overruns described in the Charter Communications lease) once the Village Center Station II Joint Venture has used all available funds in the development of Village Center Station II. The construction of Village Center Station II was substantially completed in May 2018. The Developer has an option, provided the put conditions have been satisfied, the most significant of which is completion of the project, to require the Company to purchase its 25% equity interest. If the Developer does not make such request, the Company has the right to purchase the Developer’s 25% equity interest. The expected purchase price of the Developer’s 25% equity interest is approximately $25.0 million.
As of June 30, 2018, the book value of the Company’s investment in the Village Center Station II Joint Venture was $34.2 million which includes $2.2 million of acquisition costs and capitalized interest incurred directly by the Company. As of June 30, 2018, the Company’s maximum loss exposure related to its investment in the Village Center Station II Joint Venture is equal to the carrying value of its $34.2 million investment.
Summarized financial information for the Village Center Station II Joint Venture is as follows (in thousands):

June 30, 2018
Assets:
Real estate, net	$105,080
Cash and cash equivalents	805
Other assets	3,821
Total assets	$109,706
Liabilities and equity:
Accounts payable	$5,346
Notes payable, net	61,372
Other liabilities	336
Members’ capital	42,652
Total liabilities and equity	$109,706

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Six Months Ended June 30, 2018
Revenues	$769
Expenses:
Operating, maintenance, and management	2
Real estate taxes and insurance	42
Depreciation and amortization	770
Interest expense	407
Total expenses	1,221
Net loss	$(452)
Company’s equity in loss of unconsolidated joint venture	$(348)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

6.	NOTES PAYABLE
As of June 30, 2018 and December 31, 2017, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of June 30, 2018 (1)	Effective Interest Rate as of June 30, 2018 (1)	Payment Type	Maturity Date (2)
Portfolio Loan (3)	$188,460	$188,460	One-month LIBOR + 1.90%	3.88%	Interest Only	06/01/2019
222 Main Mortgage Loan	98,506	99,471	3.97%	3.97%	Principal & Interest	03/01/2021
Anchor Centre Mortgage Loan	49,950	50,000	One-month LIBOR + 1.50%	3.48%	Principal & Interest	06/01/2019
171 17th Street Mortgage Loan (4)	84,876	85,292	One-month LIBOR + 1.45%	2.97%	Principal & Interest	09/01/2018
Reston Square Mortgage Loan	29,654	29,800	One-month LIBOR + 1.50%	3.78%	Principal & Interest	02/01/2019
101 South Hanley Mortgage Loan	42,526	40,557	One-month LIBOR + 1.55%	3.85%	Principal & Interest	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	3.55%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan	—	21,689	(5)	(5)	(5)	(5)
201 17th Street Mortgage Loan (6)	64,428	64,428	One-month LIBOR + 1.40%	3.51%	Interest Only	08/01/2018
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only(7)	09/01/2022
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	3.57%	Interest Only	10/01/2022
515 Congress Mortgage Loan	69,842	68,381	One-month LIBOR + 1.70%	3.63%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	100,000	One-month LIBOR + 1.66%	3.65%	Interest Only	01/01/2019
Carillon Mortgage Loan	91,675	90,248	One-month LIBOR + 1.65%	3.37%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan	28,404	28,404	One-month LIBOR + 1.60%	3.08%	Interest Only	02/01/2019
Hardware Village Loan Facility (8)	35,322	21,011	One-month LIBOR + 3.25%	5.24%	Interest Only	02/23/2020
Portfolio Loan Facility (9)	888,500	797,500	One-month LIBOR + 1.80%	3.83%	Interest Only	11/03/2020
Total notes payable principal outstanding	2,043,821	1,956,919
Deferred financing costs, net	(11,972)	(15,133)
Total notes payable, net	$2,031,849	$1,941,786

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of June 30, 2018, where applicable. For further information regarding the Company's derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of June 30, 2018, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of June 30, 2018, the outstanding balance under the loan consisted of $127.5 million of term debt and $61.0 million of revolving debt. As of June 30, 2018, an additional $65.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $1.0 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(4) Subsequent to June 30, 2018, the 171 17th Street Mortgage Loan maturity date was extended to September 1, 2019.
(5) On May 25, 2018, in connection with the disposition of Rocklin Corporate Center, the Company paid off the Rocklin Corporate Center Mortgage Loan.
(6) Subsequent to June 30, 2018, the 201 17th Street Mortgage Loan maturity date was extended to August 1, 2019.
(7) Represents the payment type required under the loan as of June 30, 2018. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(8) As of June 30, 2018, $35.3 million had been disbursed and $38.7 million remained available for future disbursements, subject to certain conditions contained in the loan documents.
(9) As of June 30, 2018, the Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, One Washingtonian Center, Towers at Emeryville, Ten Almaden, Town Center and 500 West Madison. The face amount of the Portfolio Loan Facility is $1.01 billion, of which $757.5 million is term debt and $252.5 million is revolving debt. As of June 30, 2018, the outstanding balance under the loan consisted of $757.5 million of term debt and $131.0 million of revolving debt. As of June 30, 2018, an additional $121.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan Facility, the Company has an option to increase the loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.41 billion, of which 75% would be term debt and 25% would be revolving debt, subject to certain conditions contained in the loan documents.
During the three and six months ended June 30, 2018, the Company incurred $12.5 million and $13.3 million of interest expense, respectively. During the three and six months ended June 30, 2017, the Company incurred $16.9 million and $29.8 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.6 million and $3.3 million for the three and six months ended June 30, 2018, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2017, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which reduced interest expense by $7.2 million and $24.1 million for the three and six months ended June 30, 2018, respectively, and increased interest expense by $2.8 million and $2.7 million for the three and six months ended June 30, 2017, respectively. Additionally, the Company capitalized $1.1 million and $2.1 million of interest related to construction in progress during the three and six months ended June 30, 2018, respectively, and $0.7 million and $0.8 million of interest related to construction in progress during the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, $6.5 million and $6.1 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2018 (in thousands):

July 1, 2018 through December 31, 2018	$151,030
2019	398,572
2020	1,219,673
2021	93,956
2022	180,590
$2,043,821

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The Company’s notes payable contain financial debt covenants. As of June 30, 2018, the Company was in compliance with these debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2018 and December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2018		December 31, 2017			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2018
Derivative instruments designated as hedging instruments
Interest Rate Swaps	1	$68,400	2	$118,400	One-month LIBOR/ Fixed at 1.41%	1.41%	0.2
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	14	$1,209,329	16	$1,209,643	One-month LIBOR/ Fixed at 1.39% - 2.37%	2.03%	3.4

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

		June 30, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	1	$85	1	$128
Interest Rate Swaps	Other liabilities, at fair value	—	$—	1	$(18)

Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	14	$30,035	10	$6,386
Interest Rate Swaps	Other liabilities, at fair value	—	$—	6	$(1,677)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income statement related
Derivatives designated as hedging instruments
Amount of (income) expense recognized on interest rate swaps (effective portion)	$(96)	$570	$(108)	$1,464
	(96)	570	(108)	1,464
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	201	1,315	1,309	2,858
Unrealized (gain) loss on interest rate swaps	(7,289)	963	(25,326)	(1,575)
	(7,088)	2,278	(24,017)	1,283
(Decrease) increase in interest expense as a result of derivatives	$(7,184)	$2,848	$(24,125)	$2,747

Other comprehensive income related
Unrealized (losses) income on derivative instruments	$(1)	$(136)	$83	$589
During the three and six months ended June 30, 2018 and 2017, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges. During the next 12 months, the Company expects to recognize additional interest income related to derivative instruments designated as cash flow hedges. The present value of the unrealized income expected to be recognized over the next 12 months related to derivative instruments designated as cash flow hedges totaled $0.1 million as of June 30, 2018 and was included in accumulated other comprehensive income (loss).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2018 and December 31, 2017, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$2,043,821	$2,031,849	$2,050,669	$1,956,919	$1,941,786	$1,950,965
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
As of June 30, 2018, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swaps	$30,120	$—	$30,120	$—

9.	RELATED PARTY TRANSACTIONS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2018, the Company renewed its participation in the program. At renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The program is effective through June 30, 2019. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2018 and 2017, respectively, and any related amounts payable as of June 30, 2018 and December 31, 2017 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Expensed
Asset management fees	$6,738	$6,431	$13,358	$12,637	$2,214	$2,262
Reimbursement of operating expenses (1)	956	55	1,102	196	864	121
Disposition fees (2)	429	—	429	—	—	—
Capitalized
Acquisition fee on development project	110	60	179	170	745	566
Acquisition fee on unconsolidated joint venture	69	53	162	377	451	290
Asset management fee on development project	—	—	—	48	—	—
Asset management fee on unconsolidated joint venture	—	—	—	14	—	—
	$8,302	$6,599	$15,230	$13,442	$4,274	$3,239
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $85,000 and $173,000 for the three and six months ended June 30, 2018, respectively, and $55,000 and $120,000 for the three and six months ended June 30, 2017, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2018 and 2017, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

During each of the six months ended June 30, 2018 and 2017, the Advisor paid the Company a $0.2 million property insurance rebate.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of June 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the three and six months ended June 30, 2018, the Company recognized $60,000 and $120,000 of revenue related to this lease, respectively. During the three and six months ended June 30, 2017, the Company recognized $60,000 and $120,000 of revenue related to this lease, respectively.
Prior to their approval of the lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.
During the three months ended June 30, 2018 and 2017, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2018.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 3, 2018, the Company paid distributions of $9.5 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2018 through June 30, 2018. On August 1, 2018, the Company paid distributions of $9.7 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2018 through July 31, 2018.
Distributions Authorized
On July 27, 2018, the Company’s board of directors authorized distributions based on daily record dates for the period from August 1, 2018 through August 31, 2018, which the Company expects to pay in September 2018. On August 7, 2018, the Company’s board of directors authorized distributions based on daily record dates for the period from September 1, 2018 through September 30, 2018, which the Company expects to pay in October 2018 and distributions based on daily record dates for the period from October 1, 2018 through October 31, 2018, which the Company expects to pay in November 2018. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

•
Because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is not likely that we will be able to redeem shares submitted as ordinary redemptions for the remainder of 2018. During any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2018, each as filed with the Securities and Exchange Commission (the “SEC”), and in Part II, Item 1A herein.
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
We have invested in a diverse portfolio of real estate investments. As of June 30, 2018, we owned 27 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property. Additionally, as of June 30, 2018, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of June 30, 2018, we had also sold 25,448,597 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $253.2 million. Also as of June 30, 2018, we had redeemed 19,459,048 shares sold in our initial public offering for $207.8 million.
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
Our principal demands for funds during the short and long-term are and will be for operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; capital commitments and development expenses under our joint venture agreements; and payments of distributions to stockholders. Our primary sources of capital for meeting our cash requirements are as follows:

•	Cash flow generated by our real estate investments;

•	Debt financings (including amounts currently available under existing loan facilities);

•	Proceeds from the sale of our real estate properties; and

•	Proceeds from common stock issued under our dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2018, we had mortgage debt obligations in the aggregate principal amount of $2.0 billion, with a weighted-average remaining term of 1.9 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we do not have debt obligations maturing during the 12 months ending June 30, 2019. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. Our debt obligations consisted of $191.5 million of fixed rate notes payable and $1.8 billion of variable rate notes payable. As of June 30, 2018, the interest rates on $1.3 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. As of June 30, 2018, we had $187.0 million of revolving debt available for immediate future disbursement under two portfolio loans, subject to certain conditions set forth in the loan agreements.
We paid distributions to our stockholders during the six months ended June 30, 2018 using cash flow from operations from current and prior periods. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2018 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the six months ended June 30, 2018, net cash provided by operating activities was $53.1 million, compared to net cash provided by operating activities of $58.6 million during the six months ended June 30, 2017. Net cash provided by operating activities was higher in 2017 primarily as a result of lease termination fees and the timing of payments for operating expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $18.8 million for the six months ended June 30, 2018 and primarily consisted of the following:

•	$45.9 million used for improvements to real estate;

•	$41.6 million of net proceeds from the sale of real estate;

•	$19.1 million used for construction in progress related to Hardware Village (defined below);

•	$3.9 million of insurance proceeds received for property damage;

•	$1.1 million of escrow deposits for tenant improvements; and

•	$0.4 million used for investments in an unconsolidated joint venture.
Cash Flows from Financing Activities
During the six months ended June 30, 2018, net cash used in financing activities was $36.0 million and primarily consisted of the following:

•
$86.8 million of net cash provided by debt financing as a result of proceeds from notes payable of $126.2 million, partially offset by principal payments on notes payable of $39.3 million and payments of deferred financing costs of $0.1 million;

•	$93.3 million of cash used for redemptions of common stock; and

•	$29.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $28.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of June 30, 2018, our borrowings and other liabilities were approximately 60% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2018, we had reimbursed our advisor for all accrued and deferred asset management fees in accordance with the terms noted above.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future. As of June 30, 2018, we had $2.2 million of asset management fees payable related to asset management fees incurred for the month of June 2018, which were subsequently paid in July 2018.
On September 27, 2017, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2018 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$2,043,821	$151,030	$1,618,245	$274,546	$—
Interest payments on outstanding debt obligations (2)	154,230	41,172	103,365	9,693	—
Development obligations	23,331	(3)	(3)	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $37.5 million, excluding amortization of deferred financing costs totaling $3.3 million and unrealized gain on derivative instruments of $25.3 million and including interest capitalized of $2.2 million during the six months ended June 30, 2018.
(3) We have entered into the Hardware Village joint venture to develop a two-building multifamily apartment complex consisting of 453 units and expect to incur approximately $23.3 million in additional development obligations through 2019. As of June 30, 2018, $35.3 million had been disbursed under the Hardware Village Loan Facility and $38.7 million remained available for future disbursements, subject to certain conditions contained in the Hardware Village Loan Facility documents.
As of June 30, 2018, we expect to acquire the developer’s 25% equity interest in the Village Center Station II joint venture in 2018 for approximately $25.0 million. Upon such acquisition, we would own 100% of the equity interests in Village Center Station II.
Results of Operations
Overview
As of June 30, 2017, we owned 28 office properties, one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and subsequently operate an office/retail property (“Village Center Station II”). In addition, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project (“Hardware Village”), which is currently under construction. Subsequent to June 30, 2017, we sold one office property. As a result, as of June 30, 2018, we owned 27 office properties, one mixed-use office/retail property and had made investments in Village Center Station II and Hardware Village. The results of operations presented for the six months ended June 30, 2018 and 2017 are not directly comparable due to the disposition of one real estate property and development activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2018 versus the three months ended June 30, 2017
The following table provides summary information about our results of operations for the three months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Disposition (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2018	2017
Rental income	$79,371	$77,582	$1,789	2%	$(451)	$2,240
Tenant reimbursements	21,613	19,484	2,129	11%	(15)	2,144
Other operating income	6,592	5,953	639	11%	—	639
Operating, maintenance and management costs	24,301	22,983	1,318	6%	(177)	1,495
Real estate taxes and insurance	18,487	16,338	2,149	13%	(38)	2,187
Asset management fees to affiliate	6,738	6,431	307	5%	(27)	334
General and administrative expenses	2,012	1,117	895	80%	n/a	n/a
Depreciation and amortization	39,025	41,524	(2,499)	(6)%	(537)	(1,962)
Interest expense	12,517	16,896	(4,379)	(26)%	(36)	(4,343)
Other income	1,575	650	925	142%	—	925
Equity in loss of unconsolidated joint venture	(348)	—	(348)	(100)%	—	(348)
Gain on sale of real estate, net	11,942	—	11,942	100%	11,942	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 related to real estate investments disposed of on or after April 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 related to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $97.1 million for the three months ended June 30, 2017 to $101.0 million for the three months ended June 30, 2018. The increase in rental income and tenant reimbursements was primarily due to an increase in occupancy from 70.4% to 97.1% at 201 Spear Street and an increase in property tax recoveries as a result of property tax reassessments in properties held throughout both periods, partially offset by the sale of one of our properties during the three months ended June 30, 2018. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments and increase based on the development and subsequent operation of Hardware Village and upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II. However, rental income and tenant reimbursements would decrease to the extent that we sell any of our real estate properties.
Other operating income increased from $6.0 million during the three months ended June 30, 2017 to $6.6 million for the three months ended June 30, 2018. The increase in other operating income was primarily due to an increase in parking revenues. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and increase upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II. However, other operating income would decrease to the extent that we sell any of our real estate properties.
Operating, maintenance and management costs increased from $23.0 million for the three months ended June 30, 2017 to $24.3 million for the three months ended June 30, 2018. The increase in operating, maintenance and management costs was primarily due to an increase in repairs and maintenance costs, allowance for doubtful accounts and management fees. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II and general inflation. However, operating, maintenance and management costs would decrease to the extent that we sell any of our real estate properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance increased from $16.3 million for the three months ended June 30, 2017 to $18.5 million for the three months ended June 30, 2018. The increase in real estate taxes and insurance was primarily due to higher property taxes as a result of property tax reassessments. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II and general increases due to future property tax reassessments. However, real estate taxes and insurance would decrease to the extent that we sell any of our real estate properties.
Asset management fees with respect to our real estate investments increased from $6.4 million for the three months ended June 30, 2017 to $6.7 million for the three months ended June 30, 2018. We expect asset management fees to increase in future periods as a result of the development and completion of Hardware Village, our acquisition of the developer's 25% equity interest in and subsequent completion of Village Center Station II and as a result of any improvements we make to our properties, which increase would be offset to the extent we dispose of any of our assets. As of June 30, 2018, $2.2 million of asset management fees were payable, which were subsequently paid in July 2018.
General and administrative expenses increased from $1.1 million for the three months ended June 30, 2017 to $2.0 million for the three months ended June 30, 2018. The increase in general and administrative expenses was primarily due to professional fees incurred related to the assessment of strategic alternatives. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $41.5 million for the three months ended June 30, 2017 to $39.0 million for the three months ended June 30, 2018, primarily as a result of a decrease in amortization of unamortized tenant improvements and tenant origination and absorption costs related to lease expirations and early lease terminations and the sale of one of our properties during the three months ended June 30, 2018. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent operation of Hardware Village and upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II. However, depreciation and amortization would decrease to the extent that we sell any of our real estate properties.
Interest expense decreased from $16.9 million for the three months ended June 30, 2017 to $12.5 million for the three months ended June 30, 2018. Included in interest expense was (i) the amortization of deferred financing costs of $1.3 million and $1.6 million for the three months ended June 30, 2017 and 2018, respectively, and (ii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $2.8 million for the three months ended June 30, 2017 and reduced interest expense by $7.2 million for the three months ended June 30, 2018. Additionally, during the three months ended June 30, 2017 and 2018, we capitalized $0.7 million and $1.1 million of interest related to construction in progress, respectively. The decrease in interest expense was primarily due to unrealized gains on derivative instruments. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. Our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).  Additionally, interest expense would decrease to the extent that we sell any of our real estate properties and repay the debt secured by such properties.
During the three months ended June 30, 2017, we received $0.7 million in proceeds from a one-time easement agreement, which was included in other income in the accompanying consolidated statements of operations. During the three months ended June 30, 2018, we recognized $1.6 million of other income as a result of a reduction in contingent liability during the second quarter of 2018.
During the three months ended June 30, 2018, we recognized $0.4 million in equity in loss of unconsolidated joint venture related to the operations of Village Center Station II.
During the three months ended June 30, 2018, we sold one office property that resulted in a gain on sale of $11.9 million. We did not dispose of any properties during the three months ended June 30, 2017.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2018 versus the six months ended June 30, 2017
The following table provides summary information about our results of operations for the six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Disposition (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2018	2017
Rental income	$158,336	$158,403	$(67)	—%	$(438)	$371
Tenant reimbursements	41,113	38,589	2,524	7%	16	2,508
Other operating income	12,306	11,426	880	8%	23	857
Operating, maintenance and management costs	47,455	45,472	1,983	4%	(160)	2,143
Real estate taxes and insurance	35,261	32,260	3,001	9%	(4)	3,005
Asset management fees to affiliate	13,358	12,637	721	6%	(26)	747
General and administrative expenses	3,535	2,341	1,194	51%	n/a	n/a
Depreciation and amortization	78,006	83,219	(5,213)	(6)%	(1,062)	(4,151)
Interest expense	13,327	29,797	(16,470)	(55)%	13	(16,483)
Other income	1,876	650	1,226	189%	—	1,226
Equity in loss of unconsolidated joint venture	(348)	(1)	(347)	34,700%	—	(347)
Gain on sale of real estate, net	11,942	—	11,942	100%	11,942	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 related to real estate investments disposed of on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 related to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $197.0 million for the six months ended June 30, 2017 to $199.4 million for the six months ended June 30, 2018. The increase in rental income and tenant reimbursements was primarily due to an increase in property tax recoveries as a result of property tax reassessments and operating expense recoveries in properties held throughout both periods, partially offset by the sale of one of our properties during the six months ended June 30, 2018. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments and increase based on the development and subsequent operation of Hardware Village and upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II. However, rental income and tenant reimbursements would decrease to the extent that we sell any of our real estate properties.
Other operating income increased from $11.4 million during the six months ended June 30, 2017 to $12.3 million for the six months ended June 30, 2018. The increase in other operating income was primarily due to an increase in parking revenues. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and increase upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II. However, other operating income would decrease to the extent that we sell any of our real estate properties.
Operating, maintenance and management costs increased from $45.5 million for the six months ended June 30, 2017 to $47.5 million for the six months ended June 30, 2018. The increase in operating, maintenance and management costs was primarily due to an increase in repairs and maintenance costs. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II and general inflation. However, operating, maintenance and management costs would decrease to the extent that we sell any of our real estate properties.
Real estate taxes and insurance increased from $32.3 million for the six months ended June 30, 2017 to $35.3 million for the six months ended June 30, 2018. The increase in real estate taxes and insurance was primarily due to higher property taxes as a result of property tax reassessments. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II and general increases due to future property tax reassessments. However, real estate taxes and insurance would decrease to the extent that we sell any of our real estate properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate investments increased from $12.6 million for the six months ended June 30, 2017 to $13.4 million for the six months ended June 30, 2018. We expect asset management fees to increase in future periods as a result of the development and completion of Hardware Village, our acquisition of the developer's 25% equity interest in and subsequent completion of Village Center Station II and as a result of any improvements we make to our properties, which increase would be offset to the extent we dispose of any of our assets. As of June 30, 2018, $2.2 million of asset management fees were payable, which were subsequently paid in July 2018.
General and administrative expenses increased from $2.3 million for the six months ended June 30, 2017 to $3.5 million for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily due to professional fees incurred related to the assessment of strategic alternatives. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $83.2 million for the six months ended June 30, 2017 to $78.0 million for the six months ended June 30, 2018, primarily as a result of a decrease in amortization of unamortized tenant improvements and tenant origination and absorption costs related to lease expirations and early lease terminations and the sale of one of our properties during the six months ended June 30, 2018. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent operation of Hardware Village and upon our acquisition of the developer's 25% equity interest in and subsequent operation of Village Center Station II. However, depreciation and amortization would decrease to the extent that we sell any of our real estate properties.
Interest expense decreased from $29.8 million for the six months ended June 30, 2017 to $13.3 million for the six months ended June 30, 2018. Included in interest expense was (i) the amortization of deferred financing costs of $2.5 million and $3.3 million for the six months ended June 30, 2017 and 2018, respectively, and (ii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $2.7 million for the six months ended June 30, 2017 and reduced interest expense by $24.1 million for the six months ended June 30, 2018. Additionally, during the six months ended June 30, 2017 and 2018, we capitalized $0.8 million and $2.1 million of interest related to construction in progress, respectively. The decrease in interest expense was primarily due to unrealized gains on derivative instruments. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).  However, interest expense would decrease to the extent that we sell any of our real estate properties and repay the debt secured by such properties.
During the six months ended June 30, 2017, we received $0.7 million in proceeds from a one-time easement agreement, which was included in other income in the accompanying consolidated statements of operations. During the six months ended June 30, 2018, we incurred $1.9 million of other income primarily as a result of a reduction in contingent liability of $1.6 million during the second quarter of 2018.
During the six months ended June 30, 2018, we recognized $0.4 million in equity loss of unconsolidated joint venture related to the operations of Village Center Station II.
During the six months ended June 30, 2018, we sold one office property that resulted in a gain on sale of $11.9 million. During the six months ended June 30, 2017, we did not dispose of any properties.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, unrealized (gains) losses on derivative instruments and adjustments related to contingent purchase price obligations are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements; and

•
Adjustments relating to contingent purchase price obligations. These are adjustments relating to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income. We believe that the elimination of the contingent purchase price consideration adjustment, included in other income for GAAP purposes, is appropriate because the adjustment is a non-cash adjustment that is not reflective of our ongoing operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2018 and 2017, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$17,749	$(1,568)	$34,379	$3,418
Depreciation of real estate assets	23,448	21,305	46,603	42,064
Amortization of lease-related costs	15,577	20,219	31,403	41,155
Gain on sale of real estate, net	(11,942)	—	(11,942)	—
FFO attributable to common stockholders (1)	44,832	39,956	100,443	86,637
Straight-line rent and amortization of above- and below-market leases, net	(2,539)	(3,402)	(7,534)	(9,036)
Unrealized gains on derivative instruments	(7,289)	963	(25,326)	(1,575)
Adjustment relating to contingent purchase price obligation	(1,575)	—	(1,575)	—
MFFO attributable to common stockholders (1)	$33,429	$37,517	$66,008	$76,026
_____________________
(1) FFO and MFFO includes $0.4 million and $0.7 million of lease termination income for the three and six months ended June 30, 2018, respectively. FFO and MFFO includes $1.7 million and $6.0 million of lease termination income for the three and six months ended June 30, 2017, respectively.
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first and second quarters of 2018 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2018	$28,773	$0.160	$14,646	$14,273	$28,919	$11,108
Second Quarter 2018	28,778	0.162	14,887	14,228	29,115	42,035
	$57,551	$0.322	$29,533	$28,501	$58,034	$53,143
_____________________

(1)	Distributions for the period from January 1, 2018 through June 30, 2018 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2018, we paid aggregate distributions of $58.0 million, including $29.5 million of distributions paid in cash and $28.5 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the six months ended June 30, 2018 was $34.4 million. FFO for the six months ended June 30, 2018 was $100.4 million and cash flow from operating activities was $53.1 million. See the reconciliation of FFO to net income attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $40.2 million of cash flow from current operating activities and $17.8 million of cash flow from operating activities in excess of distributions paid during prior periods. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under any real estate-related investments we make). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “-Market Outlook - Real Estate and Real Estate Finance Markets,” “-Liquidity and Capital Resources,” and “-Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, and those discussed in Part II, Item 1A herein. Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
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
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and six months ended June 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $1.9 million and $3.5 million, respectively, and were included in tenant reimbursements on the accompanying statements of operations.
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 3, 2018, we paid distributions of $9.5 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2018 through June 30, 2018. On August 1, 2018, we paid distributions of $9.7 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2018 through July 31, 2018.
Distributions Authorized
On July 27, 2018, our board of directors authorized distributions based on daily record dates for the period from August 1, 2018 through August 31, 2018, which we expect to pay in September 2018. On August 7, 2018, our board of directors authorized distributions based on daily record dates for the period from September 1, 2018 through September 30, 2018, which we expect to pay in October 2018 and distributions based on daily record dates and distributions based on daily record dates for the period from October 1, 2018 through October 31, 2018, which we expect to pay in November 2018. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2018, the fair value of our fixed rate debt was $190.0 million and the outstanding principal balance of our fixed rate debt was $191.5 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2018.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $574.6 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.3 billion of our variable rate debt. Based on interest rates as of June 30, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2019, interest expense on our variable rate debt would increase or decrease by $5.7 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2018 were 4.1% and 3.7%, respectively.  The weighted-average interest rates represent the actual interest rate in effect as of June 30, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2018 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risk discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2018, each as filed with the SEC.
Because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is not likely that we will be able to redeem shares submitted as ordinary redemptions for the remainder of 2018.
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
As a result of such limitations, on November 30, 2017, we exhausted all funds available for redemptions for the year ended December 31, 2017. Thus, we had no funds available for redemptions for the December 2017 redemption date. Effective January 1, 2018, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we initially had $59.8 million available for redemptions of shares eligible for redemption in 2018. On May 8, 2018, our board of directors approved (i) additional funds for the May 2018 redemption date to be used solely for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”) and (ii) the Fourth Amended and Restated SRP, which was effective for the June 2018 redemption date and provides for, among other changes, additional funds for the redemption of shares for calendar year 2018. As a result of the above-referenced limitations on the number of shares we can purchase pursuant to the share redemption program, as of June 30, 2018, we had exhausted all funds available for ordinary redemptions in 2018 and we may redeem up to $9.7 million of shares in connection with Special Redemptions for the remainder of 2018. As of July 31, 2018, we had a total $9.2 million of outstanding and unfulfilled ordinary redemption requests, representing 827,167 shares.
Given the volume of redemption requests in 2017 and 2018, and because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is not likely that we will be able to redeem shares submitted as ordinary redemptions for the remainder of 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to our estimated value per share. The following is a description of our share redemption program.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

There are several limitations on our ability to redeem shares under our share redemption program:

•	Unless the shares are being redeemed in connection with Special Redemptions, we may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Notwithstanding anything contained in our share redemption program to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders. For information with respect to additional funding for calendar year 2018, see note (3) to the table below. In addition, on May 8, 2018, our board of directors approved the Fourth Amended and Restated Share Redemption Program (the “Fourth SRP”), which was effective June 8, 2018. The Fourth SRP provides that during any calendar year subsequent to calendar year 2018, once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions.

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
Pursuant to our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. From January 1, 2018 through June 8, 2018, the effective date of our Fourth SRP, the price at which we redeemed all other shares eligible for redemption was as follows:

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Effective June 8, 2018, all redemptions other than Special Redemptions will be made at a price per share equal to 95% of our most recent estimated value per share as of the applicable redemption date.
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
The Fourth SRP provides that our board may amend, suspend or terminate our share redemption program upon 10 business days’ notice to stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.
The complete share redemption program document is filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2018 and is available at the SEC’s website at www.sec.gov.
During the six months ended June 30, 2018, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and from cash on hand, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	2,551,890	$11.58	(3)
February 2018	1,297,844	$11.62	(3)
March 2018	1,301,776	$11.64	(3)
April 2018	—	$—	(3)
May 2018	182,974	$11.73	(3)
June 2018	2,698,766	$11.16
Total	8,033,250
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013), on March 7, 2014 (which amendment became effective on April 6, 2014) and on May 9, 2018 (which amendment became effective on June 8, 2018).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. In 2017, our net proceeds from the dividend reinvestment plan were $59.8 million. On May 8, 2018, our board of directors approved an increase of the funding available for Special Redemptions under our share redemption program by up to an additional $10.0 million for the May 2018 redemption date.  In addition, the Fourth SRP provides that, for calendar year 2018 only, in addition to the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during calendar year 2017, we may redeem up to an additional $42.0 million of shares, less the actual dollar amount of Special Redemptions processed on the May 2018 redemption date (such difference, the “2018 Additional Funding”); provided, however, that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored would result in the amount of the remaining 2018 Additional Funding being $10.0 million or less, the remaining $10.0 million of the 2018 Additional Funding shall be reserved exclusively for Special Redemptions. As of June 30, 2018, we had exhausted all funds available for ordinary redemptions in 2018, and we had $9.7 million available in connection with Special Redemptions for the remainder of 2018. As of June 30, 2018, we had a total of $6.2 million of outstanding and unfulfilled ordinary redemption requests, representing 554,291 shares, recorded as redemptions payable in other liabilities on the accompanying consolidated balance sheets.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

In addition to the redemptions under the share redemption program described above, during the six months ended June 30, 2018, we repurchased an additional 113,429 shares of our commons stock at a weighted-average price of $11.57 per share for an aggregate price of $1.3 million.
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 7, 2014

99.2	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed May 9, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 8, 2018	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 8, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)