Form 10-Q
period 2018-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2018-11-08
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 2, 2018, there were 177,207,876 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate:
Land	$393,434	$390,685
Buildings and improvements	2,788,881	2,680,838
Construction in progress	29,721	67,826
Tenant origination and absorption costs	212,737	230,576
Total real estate held for investment, cost	3,424,773	3,369,925
Less accumulated depreciation and amortization	(508,654)	(435,808)
Total real estate held for investment, net	2,916,119	2,934,117
Real estate held for sale, net	—	28,017
Total real estate, net	2,916,119	2,962,134
Cash and cash equivalents	78,186	65,486
Investment in unconsolidated joint venture	34,662	33,997
Rents and other receivables, net	96,496	79,317
Above-market leases, net	4,563	5,861
Assets related to real estate held for sale, net	—	1,786
Prepaid expenses and other assets	107,213	72,226
Total assets	$3,237,239	$3,220,807
Liabilities and equity
Notes payable, net
Notes payable related to real estate held for investment, net	$2,068,199	$1,920,138
Note payable related to real estate held for sale, net	—	21,648
Total notes payable, net	2,068,199	1,941,786
Accounts payable and accrued liabilities	79,328	71,012
Due to affiliate	6,271	3,239
Distributions payable	9,424	9,982
Below-market leases, net	18,930	24,610
Liabilities related to real estate held for sale, net	—	50
Redeemable common stock payable	10,353	18,870
Other liabilities	24,218	30,935
Total liabilities	2,216,723	2,100,484
Commitments and contingencies (Note 10)
Redeemable common stock	40,618	40,915
Equity
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 176,422,788 and 180,864,707 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,764	1,809
Additional paid-in capital	1,548,370	1,591,640
Cumulative distributions and net losses	(570,536)	(514,451)
Accumulated other comprehensive income	—	110
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	979,598	1,079,108
Noncontrolling interest	300	300
Total equity	979,898	1,079,408
Total liabilities and equity	$3,237,239	$3,220,807
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$80,086	$77,798	$238,422	$236,200
Tenant reimbursements	20,185	19,063	61,297	57,652
Other operating income	5,874	5,697	18,181	17,124
Total revenues	106,145	102,558	317,900	310,976
Expenses:
Operating, maintenance and management	26,397	25,293	73,852	70,765
Real estate taxes and insurance	16,898	16,460	52,158	48,721
Asset management fees to affiliate	6,830	6,587	20,188	19,223
General and administrative expenses	3,166	983	6,701	3,324
Depreciation and amortization	40,824	41,151	118,831	124,370
Interest expense	16,584	15,460	29,911	45,257
Total expenses	110,699	105,934	301,641	311,660
Other income (loss):
Other income	3	—	1,879	650
Other interest income	108	23	204	73
Equity in income (loss) of unconsolidated joint venture	373	—	25	(1)
Gain on sale of real estate, net	—	—	11,942	—
Total other income, net	484	23	14,050	722
Net (loss) income	(4,070)	(3,353)	30,309	38
Net loss attributable to noncontrolling interest	—	202	—	229
Net (loss) income attributable to common stockholders	$(4,070)	$(3,151)	$30,309	$267
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.02)	$(0.02)	$0.17	$—
Weighted-average number of common shares outstanding, basic and diluted	176,040,649	180,975,877	177,729,817	181,320,425
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(4,070)	$(3,151)	$30,309	$267
Other comprehensive (loss) income:
Unrealized income on derivative instruments designated as cash flow hedges	5	13	88	602
Reclassification adjustment realized in net income (effective portion)	(90)	253	(198)	1,717
Total other comprehensive (loss) income	(85)	266	(110)	2,319
Total comprehensive (loss) income	(4,155)	(2,885)	30,199	2,586
Total comprehensive loss attributable to noncontrolling interest	—	202	—	229
Total comprehensive (loss) income attributable to common stockholders	$(4,155)	$(2,683)	$30,199	$2,815
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2017 and the Nine Months Ended September 30, 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Losses)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2016	180,890,572	$1,809	$1,591,652	$(398,087)	$(2,298)	$1,193,076	$300	$1,193,376
Net income	—	—	—	1,374	—	1,374	—	1,374
Other comprehensive income	—	—	—	—	2,408	2,408	—	2,408
Issuance of common stock	5,919,223	59	59,726	—	—	59,785	—	59,785
Transfers from redeemable common stock	—	—	2,086	—	—	2,086	—	2,086
Redemptions of common stock	(5,945,088)	(59)	(61,812)	—	—	(61,871)	—	(61,871)
Distributions declared	—	—	—	(117,738)	—	(117,738)	—	(117,738)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Balance, December 31, 2017	180,864,707	$1,809	$1,591,640	$(514,451)	$110	$1,079,108	$300	$1,079,408
Net income	—	—	—	30,309	—	30,309	—	30,309
Other comprehensive loss	—	—	—	—	(110)	(110)	—	(110)
Issuance of common stock	3,806,525	38	42,405	—	—	42,443	—	42,443
Transfers from redeemable common stock	—	—	8,813	—	—	8,813	—	8,813
Redemptions of common stock	(8,248,444)	(83)	(94,486)	—	—	(94,569)	—	(94,569)
Distributions declared	—	—	—	(86,394)	—	(86,394)	—	(86,394)
Other offering costs	—	—	(2)	—	—	(2)	—	(2)
Balance, September 30, 2018	176,422,788	$1,764	$1,548,370	$(570,536)	$—	$979,598	$300	$979,898
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$30,309	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,831	124,370
Equity in (income) loss of unconsolidated joint venture	(25)	1
Deferred rents	(6,932)	(8,527)
Loss due to property damage	—	371
Bad debt expense	768	1,065
Amortization of above- and below-market leases, net	(4,360)	(5,189)
Amortization of deferred financing costs	4,693	3,537
Unrealized gains on derivative instruments	(30,102)	(2,579)
Gain on sale of real estate	(11,942)	—
Changes in operating assets and liabilities:
Rents and other receivables	(10,983)	(4,168)
Prepaid expenses and other assets	(19,295)	(18,881)
Accounts payable and accrued liabilities	10,534	5,709
Other liabilities	(5,023)	(5,145)
Due to affiliates	2,535	(37)
Net cash provided by operating activities	79,008	90,565
Cash Flows from Investing Activities:
Improvements to real estate	(70,754)	(54,070)
Proceeds from sale of real estate, net	41,649	—
Payments for construction in progress	(24,979)	(32,967)
Investment in unconsolidated joint venture	(426)	(33,421)
Escrow deposits for tenant improvements	1,111	(3,762)
Insurance proceeds received for property damage	4,629	—
Net cash used in investing activities	(48,770)	(124,220)
Cash Flows from Financing Activities:
Proceeds from notes payable	162,035	107,385
Principal payments on notes payable	(40,327)	(1,893)
Payments of deferred financing costs	(166)	(1,264)
Payments to redeem common stock	(94,569)	(54,669)
Payments of other offering costs	(2)	(1)
Distributions paid to common stockholders	(44,509)	(43,396)
Net cash (used in) provided by financing activities	(17,538)	6,162
Net increase (decrease) in cash and cash equivalents	12,700	(27,493)
Cash and cash equivalents, beginning of period	65,486	72,068
Cash and cash equivalents, end of period	$78,186	$44,575
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,452 and $1,543 for the nine months ended September 30, 2018 and 2017, respectively	$54,623	$43,101
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$42,443	$45,098
Increase in accrued improvements to real estate	$—	$8,149
Increase in construction in progress payable	$2,533	$856
Increase in acquisition fee related to construction in progress due to affiliate	$303	$234
Increase in acquisition fee on unconsolidated joint venture due to affiliate	$194	$173
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2018, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of September 30, 2018, the Company owned 27 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and operate an office/retail property. Additionally, as of September 30, 2018, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of September 30, 2018, the Company had also sold 26,698,976 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $267.2 million. Also as of September 30, 2018, the Company had redeemed 19,560,813 shares sold in the Offering for $209.0 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and nine months ended September 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $2.2 million and $5.7 million, respectively, and were included in tenant reimbursements on the accompanying statements of operations.
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
September 30, 2018
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2018 and 2017, respectively.
Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2018, respectively. Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2017, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2018 and 2017, respectively. For each day that was a record date for distributions during the three and nine months ended September 30, 2018 and 2017, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2017 through September 30, 2017 and January 1, 2018 through September 30, 2018 was a record date for distributions.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of September 30, 2018, the Company aggregated its investments in real estate properties into one reportable business segment.
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
September 30, 2018
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
The Company is currently evaluating the impact of adopting the new lease accounting standards on its consolidated financial statements. The Company is in process of creating an inventory of its leases where the Company may be a lessee to assess the potential impact to the Company’s financial statements upon adoption of the new lease accounting standards.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement.  In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is still evaluating the impact of adopting ASU No. 2018-13 on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

3.	REAL ESTATE
Real Estate Held for Investment
As of September 30, 2018, the Company’s real estate portfolio held for investment was composed of 27 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 10.9 million rentable square feet. In addition, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. As of September 30, 2018, the Company’s real estate portfolio was collectively 93% occupied. The following table summarizes the Company’s investments in real estate as of September 30, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$49,177	$(15,150)	$34,027
Town Center	03/27/2012	Plano	TX	Office	116,280	(27,923)	88,357
McEwen Building	04/30/2012	Franklin	TN	Office	37,130	(8,181)	28,949
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	25,422	(6,300)	19,122
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	52,829	(11,403)	41,426
RBC Plaza	01/31/2013	Minneapolis	MN	Office	153,425	(36,417)	117,008
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	91,953	(18,130)	73,823
Preston Commons	06/19/2013	Dallas	TX	Office	117,737	(22,638)	95,099
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,076	(12,750)	66,326
201 Spear Street	12/03/2013	San Francisco	CA	Office	142,663	(14,838)	127,825
500 West Madison	12/16/2013	Chicago	IL	Office	435,174	(67,343)	367,831
222 Main	02/27/2014	Salt Lake City	UT	Office	165,437	(29,473)	135,964
Anchor Centre	05/22/2014	Phoenix	AZ	Office	96,085	(15,380)	80,705
171 17th Street	08/25/2014	Atlanta	GA	Office	133,339	(26,009)	107,330
Reston Square	12/03/2014	Reston	VA	Office	46,579	(8,111)	38,468
Ten Almaden	12/05/2014	San Jose	CA	Office	124,435	(16,618)	107,817
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	273,887	(30,730)	243,157
101 South Hanley	12/24/2014	St. Louis	MO	Office	72,320	(11,040)	61,280
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,150	(19,003)	132,147
Village Center Station	05/20/2015	Greenwood Village	CO	Office	75,035	(9,863)	65,172
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	127,930	(16,836)	111,094
201 17th Street	06/23/2015	Atlanta	GA	Office	102,679	(13,756)	88,923
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,646	(8,918)	53,728
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	90,352	(11,051)	79,301
515 Congress	08/31/2015	Austin	TX	Office	120,654	(13,309)	107,345
The Almaden	09/23/2015	San Jose	CA	Office	169,116	(15,813)	153,303
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,560	(4,511)	56,049
Carillon	01/15/2016	Charlotte	NC	Office	153,514	(16,534)	136,980
Hardware Village (1)	08/26/2016	Salt Lake City	UT	Development/Apartment	98,189	(626)	97,563
					$3,424,773	$(508,654)	$2,916,119
___________________
(1) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a joint venture (the “Hardware Village Joint Venture”) to develop and subsequently operate a multifamily apartment complex, located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture. In July 2018, one of the two buildings consisting of 265 units was placed into service.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

As of September 30, 2018, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$367,831	11.4%	$33,080	$28.59	79.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2018, the leases had remaining terms, excluding options to extend, of up to 13.6 years with a weighted-average remaining term of 4.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $10.8 million and $11.5 million as of September 30, 2018 and December 31, 2017, respectively.
During the nine months ended September 30, 2018 and 2017, the Company recognized deferred rent from tenants of $6.9 million and $8.5 million, respectively. As of September 30, 2018 and December 31, 2017, the cumulative deferred rent balance was $88.7 million and $74.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $15.7 million and $9.3 million of unamortized lease incentives as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2018 through December 31, 2018	$75,926
2019	295,053
2020	271,651
2021	246,040
2022	213,601
Thereafter	664,928
$1,767,199

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

As of September 30, 2018, the Company’s real estate properties were leased to approximately 850 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	151	$62,011	19.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2018, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of September 30, 2018, the Company’s net investments in real estate in California, Texas and Illinois represented 20%, 15% and 11% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Property Damage
In December 2017, 222 Main located in Salt Lake City, Utah suffered physical damages due to a broken sprinkler pipe. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $5,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $7.9 million during the year ended December 31, 2017, which was reduced by $7.9 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss of $5,000 due to damages during the year ended December 31, 2017 was classified as operating, maintenance and management expenses in the Company’s consolidated statement of operations for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC and relates to the Company’s insurance deductible. During the nine months ended September 30, 2018, the Company received $4.6 million in insurance recoveries relating to the property damage. In addition, the Company reduced the estimated aggregate loss due to damages and the estimated insurance recoveries related to such damages by $2.4 million.
During the nine months ended September 30, 2018, the Company recorded $0.6 million of business interruption insurance recovery, which is included in rental income on the accompanying consolidated statements of operations. During the nine months ended September 30, 2018, the Company received $1.3 million of business interruption insurance recovery, consisting of $0.7 million of revenue related to the year ended December 31, 2017 and $0.6 million of revenue related to the period from January through May 2018.
As of September 30, 2018, the Company recorded $0.9 million of insurance recoveries receivable, which is included in prepaid expenses and other assets on the accompanying consolidated balance sheet.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Real Estate Sales
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), results of operations from properties that are classified as held for sale in the ordinary course of business would generally be included in continuing operations on the Company’s consolidated statements of operations. During the nine months ended September 30, 2018, the Company disposed of one office property. During the year ended December 31, 2017, the Company did not dispose of any real estate properties.
On November 6, 2014, the Company, through an indirect wholly owned subsidiary, acquired an office property containing 220,020 rentable square feet located on approximately 13.9 acres of land in Rocklin, California (“Rocklin Corporate Center”). On May 25, 2018, the Company sold Rocklin Corporate Center to a purchaser unaffiliated with the Company or the Advisor for $42.9 million before closing costs and credits. The carrying value of Rocklin Corporate Center as of the disposition date was $29.7 million, which was net of $6.0 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $11.9 million related to the disposition of Rocklin Corporate Center.
The results of operations for the property sold during the nine months ended September 30, 2018 and gain on sale as of September 30, 2018 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to this property for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$—	$1,135	$1,802	$3,375
Tenant reimbursements and other operating income	—	41	110	112
Total revenues	$—	$1,176	$1,912	$3,487
Expenses
Operating, maintenance, and management	$—	$464	$463	$1,086
Real estate taxes and insurance	—	131	213	348
Asset management fees to affiliate	—	67	105	198
Depreciation and amortization	—	543	—	1,605
Interest expense	—	176	320	483
Total expenses	$—	$1,381	$1,101	$3,720

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2017 (in thousands). No real estate properties were held for sale as of September 30, 2018.

	September 30, 2018	December 31, 2017
Assets related to real estate held for sale
Total real estate, at cost	$—	$33,575
Accumulated depreciation and amortization	—	(5,558)
Real estate held for sale, net	—	28,017
Other assets	—	1,786
Total assets related to real estate held for sale	$—	$29,803
Liabilities related to real estate held for sale
Notes payable, net	—	21,648
Other liabilities	—	50
Total liabilities related to real estate held for sale	$—	$21,698

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Cost	$212,737	$230,576	$11,916	$12,301	$(41,270)	$(47,459)
Accumulated Amortization	(114,422)	(108,078)	(7,353)	(6,440)	22,340	22,849
Net Amount	$98,315	$122,498	$4,563	$5,861	$(18,930)	$(24,610)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(8,184)	$(10,202)	$(430)	$(527)	$2,203	$2,184

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(24,182)	$(32,321)	$(1,325)	$(1,774)	$5,685	$6,963

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On March 3, 2017, the Company, through an indirect wholly owned subsidiary, acquired a 75% equity interest in an existing company and created a joint venture (the “Village Center Station II Joint Venture”) with an unaffiliated developer, Shea Village Center Station II, LLC (the “Developer”) to develop and subsequently operate a 12-story office building and an adjacent two-story office/retail building in the Denver submarket of Greenwood Village, Colorado (together, “Village Center Station II”). The total cost of the development was approximately $111.2 million and the Company’s initial capital contribution to the Village Center Station II Joint Venture was $32.3 million. The Village Center Station II Joint Venture funded the construction of Village Center Station II with capital contributions from its members and proceeds from a construction loan for borrowings of up to $78.5 million. As of September 30, 2018, $66.4 million had been drawn under the construction loan. The Company has concluded that the Village Center Station II Joint Venture qualifies as a Variable Interest Entity (“VIE”) and determined that it is not the primary beneficiary of this VIE and to account for its investment in the project under the equity method of accounting. The construction of Village Center Station II was substantially completed in May 2018. The Developer has an option, provided the put conditions have been satisfied, the most significant of which is completion of the project, to require the Company to purchase its 25% equity interest. If the Developer does not make such request, the Company has the right to purchase the Developer’s 25% equity interest. In October 2018, the Company purchased the Developer’s 25% equity interest for $28.2 million.
As of September 30, 2018, the book value of the Company’s investment in the Village Center Station II Joint Venture was $34.7 million which includes $2.3 million of acquisition costs and capitalized interest incurred directly by the Company. As of September 30, 2018, the Company’s maximum loss exposure related to its investment in the Village Center Station II Joint Venture is equal to the carrying value of its $34.7 million investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Summarized financial information for the Village Center Station II Joint Venture is as follows (in thousands):

September 30, 2018
Assets:
Real estate, net	$104,774
Cash and cash equivalents	3,630
Other assets	4,631
Total assets	$113,035
Liabilities and equity:
Accounts payable	$2,338
Notes payable, net	66,358
Other liabilities	1,191
Members’ capital	43,148
Total liabilities and equity	$113,035

Nine Months Ended September 30, 2018
Revenues	$3,083
Expenses:
Operating, maintenance, and management	20
Depreciation and amortization	1,925
Interest expense	1,100
Total expenses	3,045
Other expenses	$5
Net income	$33
Company’s equity in income of unconsolidated joint venture	$25

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

6.	NOTES PAYABLE
As of September 30, 2018 and December 31, 2017, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of September 30, 2018 (1)	Effective Interest Rate as of September 30, 2018 (1)	Payment Type	Maturity Date (2)
Portfolio Loan (3)	$188,460	$188,460	One-month LIBOR + 1.90%	4.00%	Interest Only	06/01/2019
222 Main Mortgage Loan	98,016	99,471	3.97%	3.97%	Principal & Interest	03/01/2021
Anchor Centre Mortgage Loan	49,799	50,000	One-month LIBOR + 1.50%	3.60%	Principal & Interest	06/01/2019
171 17th Street Mortgage Loan	84,668	85,292	One-month LIBOR + 1.45%	3.55%	Principal & Interest	09/01/2019
Reston Square Mortgage Loan	29,567	29,800	One-month LIBOR + 1.50%	3.80%	Principal & Interest	02/01/2019
101 South Hanley Mortgage Loan	42,401	40,557	One-month LIBOR + 1.55%	3.87%	Principal & Interest	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	3.55%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan (4)	—	21,689	(4)	(4)	(4)	(4)
201 17th Street Mortgage Loan	64,428	64,428	One-month LIBOR + 1.40%	3.54%	Interest Only	08/01/2019
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only(5)	09/01/2022
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	3.57%	Interest Only	10/01/2022
515 Congress Mortgage Loan (6)	69,842	68,381	One-month LIBOR + 1.70%	3.63%	Interest Only	11/01/2020
201 Spear Street Mortgage Loan	100,000	100,000	One-month LIBOR + 1.66%	3.77%	Interest Only	01/01/2019
Carillon Mortgage Loan	92,197	90,248	One-month LIBOR + 1.65%	3.39%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan	30,229	28,404	One-month LIBOR + 1.60%	3.14%	Interest Only	02/01/2019
Hardware Village Loan Facility (7)	43,842	21,011	One-month LIBOR + 3.25%	5.36%	Interest Only	02/23/2020
Portfolio Loan Facility (8)	913,500	797,500	One-month LIBOR + 1.80%	3.82%	Interest Only	11/03/2020
Total notes payable principal outstanding	2,078,627	1,956,919
Deferred financing costs, net	(10,428)	(15,133)
Total notes payable, net	$2,068,199	$1,941,786

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of September 30, 2018, where applicable. For further information regarding the Company's derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of September 30, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of September 30, 2018, the Portfolio Loan was secured by Domain Gateway, the McEwen Building, Gateway Tech Center, the Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $255.0 million, of which $127.5 million is term debt and $127.5 million is revolving debt. As of September 30, 2018, the outstanding balance under the loan consisted of $127.5 million of term debt and $61.0 million of revolving debt. As of September 30, 2018, an additional $65.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. The remaining $1.0 million of revolving debt is available for future disbursements upon the Company meeting certain financial coverage ratios and subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents. Subsequent to September 30, 2018, the Company entered into a portfolio revolving loan facility in the amount of up to $215.0 million, of which $104.0 million was used to pay down the Portfolio Loan and Domain Gateway, the McEwen Building and Gateway Tech Center were released as security under the Portfolio Loan. See Note 11, “Subsequent Events - Financing Subsequent to September 30, 2018 - Portfolio Revolving Loan Facility and Portfolio Loan.”
(4) On May 25, 2018, in connection with the disposition of Rocklin Corporate Center, the Company paid off the Rocklin Corporate Center Mortgage Loan.
(5) Represents the payment type required under the loan as of September 30, 2018. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(6) Subsequent to September 30, 2018, the Company entered into a portfolio revolving loan facility in the amount of up to $215.0 million, of which $69.8 million was used to pay off the 515 Congress Mortgage Loan. See Note 11, “Subsequent Events - Financing Subsequent to September 30, 2018 - Portfolio Revolving Loan Facility.”
(7) As of September 30, 2018, $43.8 million had been disbursed and $30.2 million remained available for future disbursements, subject to certain conditions contained in the loan documents.
(8) As of September 30, 2018, the Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, One Washingtonian Center, Towers at Emeryville, Ten Almaden, Town Center and 500 West Madison. The face amount of the Portfolio Loan Facility is $1.01 billion, of which $757.5 million is term debt and $252.5 million is revolving debt. As of September 30, 2018, the outstanding balance under the loan consisted of $757.5 million of term debt and $156.0 million of revolving debt. As of September 30, 2018, an additional $96.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan Facility, the Company has an option to increase the loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.41 billion, of which 75% would be term debt and 25% would be revolving debt, subject to certain conditions contained in the loan documents.
During the three and nine months ended September 30, 2018, the Company incurred $16.6 million and $29.9 million of interest expense, respectively. During the three and nine months ended September 30, 2017, the Company incurred $15.5 million and $45.3 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.6 million and $4.9 million for the three and nine months ended September 30, 2018, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2017, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which reduced interest expense by $5.1 million and $29.2 million for the three and nine months ended September 30, 2018, respectively, and increased interest expense by $0.4 million and $3.1 million for the three and nine months ended September 30, 2017, respectively. Additionally, the Company capitalized $0.3 million and $2.5 million of interest related to construction in progress during the three and nine months ended September 30, 2018, respectively, and $0.7 million and $1.5 million of interest related to construction in progress during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, $6.6 million and $6.1 million of interest expense were payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2018 (in thousands):

October 1, 2018 through December 31, 2018	$1,074
2019	549,285
2020	1,253,722
2021	93,956
2022	180,590
$2,078,627
The Company’s notes payable contain financial debt covenants. As of September 30, 2018, the Company was in compliance with these debt covenants.

7.	DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of September 30, 2018 and December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2018		December 31, 2017			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2018
Derivative instruments designated as hedging instruments
Interest rate swaps	—	$—	2	$118,400	(1)	(1)	(1)
Derivative instruments not designated as hedging instruments
Interest rate swaps	14	$1,209,147	16	$1,209,643	One-month LIBOR/ Fixed at 1.39% - 2.37%	2.03%	3.2
Interest rate cap	1	$100,000	—	$—	One-month LIBOR/ Fixed at 3.00%	3.00%	0.3
_____________________
(1) Both interest rate swaps designated as hedging instruments matured during the nine months ended September 30, 2018.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

		September 30, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	—	$—	1	$128
Interest rate swaps	Other liabilities, at fair value	—	$—	1	$(18)

Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	14	$34,819	10	$6,386
Interest rate cap	Prepaid expenses and other assets, at fair value	1	$—	—	$—
Interest rate swaps	Other liabilities, at fair value	—	$—	6	$(1,677)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income statement related
Derivatives designated as hedging instruments
Amount of (income) expense recognized on interest rate swaps (effective portion)	$(90)	$253	$(198)	$1,717
	(90)	253	(198)	1,717
Derivatives not designated as hedging instruments
Realized (gain) loss recognized on interest rate swaps	(186)	1,108	1,123	3,966
Unrealized gain on interest rate swaps	(4,784)	(1,004)	(30,110)	(2,579)
Fair value loss on interest rate cap	8	—	8	—
	(4,962)	104	(28,979)	1,387
(Decrease) increase in interest expense as a result of derivatives	$(5,052)	$357	$(29,177)	$3,104

Other comprehensive income related
Unrealized (losses) income on derivative instruments	$5	$13	$88	$602

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

During the three and nine months ended September 30, 2018 and 2017, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges.

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
September 30, 2018
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2018 and December 31, 2017, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$2,078,627	$2,068,199	$2,084,290	$1,956,919	$1,941,786	$1,950,965
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
As of September 30, 2018, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swaps	$34,819	$—	$34,819	$—
Asset derivatives - interest rate cap	$—	$—	$—	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
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
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2018, the Company renewed its participation in the program. At renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. The program is effective through June 30, 2019. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2018 and 2017, respectively, and any related amounts payable as of September 30, 2018 and December 31, 2017 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Expensed
Asset management fees	$6,830	$6,587	$20,188	$19,223	$2,232	$2,262
Reimbursement of operating expenses (1) (2)	1,862	59	2,964	255	2,686	121
Disposition fees (3)	—	—	429	—	—	—
Capitalized
Acquisition fee on development project	124	64	303	234	869	566
Acquisition fee on unconsolidated joint venture	32	120	194	497	484	290
Asset management fee on development project	—	—	—	48	—	—
Asset management fee on unconsolidated joint venture	—	—	—	14	—	—
	$8,848	$6,830	$24,078	$20,271	$6,271	$3,239
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $69,000 and $243,000 for the three and nine months ended September 30, 2018, respectively, and $49,000 and $169,000 for the three and nine months ended September 30, 2017, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2018 and 2017, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Reimbursement of operating expenses includes professional fees incurred related to the assessment of strategic alternatives for the three and nine months ended September 30, 2018 of $1.8 million and $2.7 million, respectively.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
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
During each of the nine months ended September 30, 2018 and 2017, the Advisor reimbursed the Company $0.2 million for property insurance rebates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of September 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During the three and nine months ended September 30, 2018, the Company recognized $60,000 and $180,000 of revenue related to this lease, respectively. During the three and nine months ended September 30, 2017, the Company recognized $61,000 and $180,000 of revenue related to this lease, respectively.
Prior to their approval of the lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.
During the three months ended September 30, 2018 and 2017, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2018.

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 1, 2018, the Company paid distributions of $9.4 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2018 through September 30, 2018. On November 1, 2018, the Company paid distributions of $9.8 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2018 through October 31, 2018.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Distributions Authorized
On October 8, 2018, the Company’s board of directors authorized distributions based on daily record dates for the period from November 1, 2018 through November 30, 2018, which the Company expects to pay in December 2018. On November 5, 2018, the Company’s board of directors authorized distributions based on daily record dates for the period from December 1, 2018 through December 31, 2018, which the Company expects to pay in January 2019. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.54% annualized rate based on the Company's December 6, 2017 estimated value per share of $11.73.
Financing Subsequent to September 30, 2018
Portfolio Revolving Loan Facility
On October 17, 2018, the Company, through indirect wholly owned subsidiaries (each a “Borrower”), entered into a three-year loan facility with U.S. Bank, N.A., as administrative agent (the “Lender”), for a committed amount of up to $215.0 million (the “Portfolio Revolving Loan Facility”), of which $107.5 million is term debt and $107.5 million is revolving debt. At closing, $200.0 million was available for funding under the Portfolio Revolving Loan Facility with an additional $15.0 million available upon satisfaction of certain conditions set forth in the loan documents. At closing, $107.5 million of the term debt and $92.5 million of revolving debt was funded, of which approximately $69.8 million was used to pay off the 515 Congress Mortgage Loan and approximately $104.0 million was used to pay down one of the Company’s existing portfolio loan facilities. See “Portfolio Loan” below. The remaining amount was used to pay origination fees and accrued interest, with excess proceeds held by the Company for liquidity management. The Portfolio Revolving Loan Facility may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes.
The Portfolio Revolving Loan Facility matures on November 1, 2021, with two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Portfolio Revolving Loan Facility bears interest at a floating rate of 150 basis points over one-month LIBOR. Monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity. The Company will have the right to prepay all or a portion of the Portfolio Revolving Loan Facility, subject to certain expenses potentially incurred by the Lender as a result of the prepayment and subject to certain conditions contained in the loan documents. During the term of the Portfolio Revolving Loan Facility, the Company has an option to increase the committed amount of the Portfolio Revolving Loan Facility up to four times with each increase of the committed amount to be at least $15.0 million but no greater than, in the aggregate, an additional $170.0 million so that the committed amount will not exceed $385.0 million, of which 50% would be non-revolving debt and 50% would be revolving debt, with the addition of one or more properties to secure the loan, subject to certain terms and conditions contained in the loan documents. In addition, the Portfolio Revolving Loan Facility contains customary representations and warranties, financial and other covenants, events of default and remedies typical for this type of facility. The Portfolio Revolving Loan Facility is secured by 515 Congress, Domain Gateway, the McEwen Building, and Gateway Tech Center.
KBS REIT Properties III, LLC (“REIT Properties III”), the Company’s wholly owned subsidiary, is providing a guaranty of (i) up to 25% of the committed amount under the Portfolio Revolving Loan Facility, as such amount may be adjusted from time to time pursuant to the terms of the loan documents, (ii) payment of, and agrees to protect, defend, indemnify and hold harmless each Lender for, from and against, any liability, obligation, deficiency, loss, damage, costs and expenses (including reasonable attorney’s fees), and any litigation which may at any time be imposed upon, incurred or suffered by any Lender because of (a) certain intentional acts committed by any Borrower, (b) fraud or intentional misrepresentations by Borrower or REIT Properties III in connection with the loan documents as described in the guaranty agreement, and (c) certain bankruptcy or insolvency proceedings involving Borrower, as such acts are described in the guaranty, and (iii) upon and subject to the events and conditions described in the guaranty, payment of certain indemnity obligations of Borrower related to environmental matters.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Portfolio Loan
On October 17, 2018, in connection with the Portfolio Revolving Loan Facility, the Company paid down the Portfolio Loan by approximately $104.0 million, of which $43.0 million was term debt and $61.0 million was revolving debt. Domain Gateway, the McEwen Building, and Gateway Tech Center were released as collateral under the Portfolio Loan. In accordance with the terms of the Portfolio Loan, the committed amount of the Portfolio Loan was reduced from $255.0 million to $169.0 million, of which $84.5 million is term debt and $84.5 million is revolving debt. As a result of the paydown, the Portfolio Loan outstanding principal balance was reduced to $84.5 million, all of which was term debt. The revolving debt of $84.5 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.

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
We have invested in a diverse portfolio of real estate investments. As of September 30, 2018, we owned 27 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and operate an office/retail property. Additionally, as of September 30, 2018, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 4, 2010, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of up to 280,000,000 shares, or up to $2,760,000,000 of shares, of common stock for sale to the public, of which up to 200,000,000 shares, or up to $2,000,000,000 of shares, were registered in our primary offering and up to 80,000,000 shares, or up to $760,000,000 of shares, were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 29, 2015 and terminated the primary offering on July 28, 2015 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of September 30, 2018, we had also sold 26,698,976 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $267.2 million. Also as of September 30, 2018, we had redeemed 19,560,813 shares sold in our initial public offering for $209.0 million.
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
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness.  Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not fixed through interest rate swap agreements or limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2018, we had mortgage debt obligations in the aggregate principal amount of $2.1 billion, with a weighted-average remaining term of 1.8 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $547.2 million of debt obligations maturing during the 12 months ending September 30, 2019. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. Our debt obligations consisted of $191.0 million of fixed rate notes payable and $1.9 billion of variable rate notes payable. As of September 30, 2018, the interest rates on $1.2 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements and the interest rate on $100.0 million of our variable rate debt is limited under an interest rate cap agreement effective through January 1, 2019. As of September 30, 2018, we had $162.0 million of revolving debt available for immediate future disbursement under two portfolio loans, subject to certain conditions set forth in the loan agreements. On October 17, 2018, we entered into a three-year revolving loan facility to pay down an upcoming 2019 loan maturity of an existing portfolio loan facility. As a result, we had a total of $196.0 million of revolving debt available for future disbursement under three portfolio loans, subject to certain conditions set forth in the loan agreements as of October 17, 2018. See “Subsequent Events - Financing Subsequent to September 30, 2018 - Portfolio Revolving Loan Facility and - Portfolio Loan.”
We paid distributions to our stockholders during the nine months ended September 30, 2018 using cash flow from operations from current and prior periods. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2018 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the nine months ended September 30, 2018, net cash provided by operating activities was $79.0 million, compared to net cash provided by operating activities of $90.6 million during the nine months ended September 30, 2017. Net cash provided by operating activities was higher in 2017 primarily as a result of lease termination fees, the timing of payments for operating expenses and cash receipts of rental income.
Cash Flows from Investing Activities
Net cash used in investing activities was $48.8 million for the nine months ended September 30, 2018 and primarily consisted of the following:

•	$70.7 million used for improvements to real estate;

•	$41.6 million of net proceeds from the sale of real estate;

•	$25.0 million used for construction in progress related to Hardware Village (defined below);

•	$4.6 million of insurance proceeds received for property damage;

•	$1.1 million of escrow deposits received for tenant improvements; and

•	$0.4 million used for investments in an unconsolidated joint venture.
Cash Flows from Financing Activities
During the nine months ended September 30, 2018, net cash used in financing activities was $17.5 million and primarily consisted of the following:

•
$121.5 million of net cash provided by debt financing as a result of proceeds from notes payable of $162.0 million, partially offset by principal payments on notes payable of $40.3 million and payments of deferred financing costs of $0.2 million;

•	$94.5 million of cash used for redemptions of common stock; and

•	$44.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $42.4 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of September 30, 2018, our borrowings and other liabilities were approximately 61% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
We also expect to use our capital resources to make certain payments to our advisor. During our operational stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our investments and costs incurred by our advisor in providing services to us. We also pay fees to our advisor in connection with the disposition of investments.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2018, we had reimbursed our advisor for all accrued and deferred asset management fees in accordance with the terms noted above. The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future. As of September 30, 2018, we had $2.2 million of asset management fees payable related to asset management fees incurred for the month of September 2018, of which $2.2 million was subsequently paid in October 2018.
On September 27, 2018, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2018 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$2,078,627	$1,074	$1,803,007	$274,546	$—
Interest payments on outstanding debt obligations (2)	138,726	19,916	109,117	9,693	—
Development obligations	19,109	(3)	(3)	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $57.6 million, excluding amortization of deferred financing costs totaling $4.9 million and unrealized gain on derivative instruments of $30.1 million and including interest capitalized of $2.5 million during the nine months ended September 30, 2018.
(3) We have entered into the Hardware Village joint venture to develop a two-building multifamily apartment complex consisting of 453 units and expect to incur approximately $19.1 million in additional development obligations through 2019. In July 2018, one of the two buildings consisting of 265 units was substantially completed. As of September 30, 2018, $43.8 million had been disbursed under the Hardware Village Loan Facility and $30.2 million remained available for future disbursements, subject to certain conditions contained in the Hardware Village Loan Facility documents.
Under the joint venture agreement with an unaffiliated developer, the developer has an option, provided the put conditions have been satisfied, the most significant of which is the completion of the project, to require us to purchase its 25% equity interest. In October 2018, we acquired the developer’s 25% equity interest for $28.2 million. Upon acquisition, we owned 100% of the equity interests in Village Center Station II.
Results of Operations
Overview
As of September 30, 2017, we owned 28 office properties, one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and operate an office/retail property (“Village Center Station II”). In addition, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project (“Hardware Village”), which is currently under construction. Subsequent to September 30, 2017, we sold one office property. As a result, as of September 30, 2018, we owned 27 office properties, one mixed-use office/retail property and had made investments in Village Center Station II and Hardware Village. The results of operations presented for the nine months ended September 30, 2018 and 2017 are not directly comparable due to the disposition of one real estate property, development activity and the completion of an apartment building at Hardware Village, which was placed in service in July 2018.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2018 versus the three months ended September 30, 2017
The following table provides summary information about our results of operations for the three months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Properties Completed and Disposed (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2018	2017
Rental income	$80,086	$77,798	$2,288	3%	$(1,071)	$3,359
Tenant reimbursements	20,185	19,063	1,122	6%	(41)	1,163
Other operating income	5,874	5,697	177	3%	—	177
Operating, maintenance and management costs	26,397	25,293	1,104	4%	(87)	1,191
Real estate taxes and insurance	16,898	16,460	438	3%	(37)	475
Asset management fees to affiliate	6,830	6,587	243	4%	(67)	310
General and administrative expenses	3,166	983	2,183	222%	n/a	n/a
Depreciation and amortization	40,824	41,151	(327)	(1)%	83	(410)
Interest expense	16,584	15,460	1,124	7%	284	840
Other income	3	—	3	(100)%	—	3
Other interest income	108	23	85	370%	n/a	n/a
Equity in income of unconsolidated joint venture	373	—	373	(100)%	—	373
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 related to real estate developments completed and real estate investments disposed of on or after July 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 related to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $96.9 million for the three months ended September 30, 2017 to $100.3 million for the three months ended September 30, 2018. The increase in rental income and tenant reimbursements was primarily due to an increase in occupancy at Towers at Emeryville and Ten Almaden and an increase in operating expense recoveries in several properties held throughout both periods during the three months ended September 30, 2018. This was partially offset by the sale of one of our properties on May 25, 2018 and a decrease in occupancy at 500 West Madison. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments, increase based on the development and subsequent full operation of Hardware Village and increase upon our acquisition of the developer's 25% equity interest in and operation of Village Center Station II. However, rental income and tenant reimbursements would decrease to the extent that we sell any of our real estate properties.
Other operating income increased from $5.7 million during the three months ended September 30, 2017 to $5.9 million for the three months ended September 30, 2018. The increase in other operating income was primarily due to an increase in parking revenues. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties. However, other operating income would decrease to the extent that we sell any of our real estate properties.
Operating, maintenance and management costs increased from $25.3 million for the three months ended September 30, 2017 to $26.4 million for the three months ended September 30, 2018. The increase in operating, maintenance and management costs was primarily due to an increase in repairs and maintenance costs and property management fees driven by increased rental revenue, partially offset by a decrease in electricity costs and the sale of one of our properties on May 25, 2018. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent full operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and operation of Village Center Station II and general inflation. However, operating, maintenance and management costs would decrease to the extent that we sell any of our real estate properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance increased from $16.5 million for the three months ended September 30, 2017 to $16.9 million for the three months ended September 30, 2018. The increase in real estate taxes and insurance was primarily due to higher property taxes as a result of property tax reassessments, partially offset by the sale of one of our properties on May 25, 2018. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent full operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and operation of Village Center Station II and general increases due to future property tax reassessments. However, real estate taxes and insurance would decrease to the extent that we sell any of our real estate properties.
Asset management fees with respect to our real estate investments increased from $6.6 million for the three months ended September 30, 2017 to $6.8 million for the three months ended September 30, 2018. We expect asset management fees to increase in future periods as a result of the development and subsequent full operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and operation of Village Center Station II and as a result of any improvements we make to our properties, which increase would be offset to the extent we dispose of any of our assets. As of September 30, 2018, we had $2.2 million of asset management fees payable related to asset management fees incurred for the month of September 2018, of which $2.2 million was subsequently paid in October 2018.
General and administrative expenses increased from $1.0 million for the three months ended September 30, 2017 to $3.2 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily due to professional fees incurred related to the assessment of strategic alternatives. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $41.2 million for the three months ended September 30, 2017 to $40.8 million for the three months ended September 30, 2018, primarily as a result of a decrease in amortization of unamortized tenant improvements and tenant origination and absorption costs related to lease expirations, early lease terminations during the year ended December 2017 and the sale of one of our properties on May 25, 2018. This is offset by an increase in depreciation and amortization as a result of early lease terminations during the three months ended September 30, 2018 and the completion of one of the apartment buildings at Hardware Village placed in service in July 2018. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent full operation of Hardware Village and increase upon our acquisition of the developer's 25% equity interest in and operation of Village Center Station II. However, depreciation and amortization would decrease to the extent that we sell any of our real estate properties.
Interest expense increased from $15.5 million for the three months ended September 30, 2017 to $16.6 million for the three months ended September 30, 2018. Included in interest expense was (i) the amortization of deferred financing costs of $1.3 million and $1.6 million for the three months ended September 30, 2017 and 2018, respectively, and (ii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $0.4 million for the three months ended September 30, 2017 and reduced interest expense by $5.1 million for the three months ended September 30, 2018. Additionally, during the three months ended September 30, 2017 and 2018, we capitalized $0.7 million and $0.3 million of interest related to construction in progress, respectively. The increase in interest expense was primarily due to a higher average loan balance for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, partially offset by unrealized gains on derivative instruments. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. Our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).  Additionally, interest expense would decrease to the extent that we sell any of our real estate properties and repay the debt secured by such properties.
During the three months ended September 30, 2018, we recognized $0.4 million in equity in income of unconsolidated joint venture related to the operations of Village Center Station II.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2018 versus the nine months ended September 30, 2017
The following table provides summary information about our results of operations for the nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Properties Completed and Disposed (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2018	2017
Rental income	$238,422	$236,200	$2,222	1%	$(1,505)	$3,727
Tenant reimbursements	61,297	57,652	3,645	6%	(25)	3,670
Other operating income	18,181	17,124	1,057	6%	23	1,034
Operating, maintenance and management costs	73,852	70,765	3,087	4%	(92)	3,179
Real estate taxes and insurance	52,158	48,721	3,437	7%	(36)	3,473
Asset management fees to affiliate	20,188	19,223	965	5%	(93)	1,058
General and administrative expenses	6,701	3,324	3,377	102%	n/a	n/a
Depreciation and amortization	118,831	124,370	(5,539)	(4)%	(979)	(4,560)
Interest expense	29,911	45,257	(15,346)	(34)%	294	(15,640)
Other income	1,879	650	1,229	189%	—	1,229
Other interest income	204	73	131	179%	n/a	n/a
Equity in income (loss) of unconsolidated joint venture	25	(1)	26	(2,600)%	—	26
Gain on sale of real estate, net	11,942	—	11,942	100%	11,942	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 related to real estate developments completed and real estate investments disposed of on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 related to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $293.9 million for the nine months ended September 30, 2017 to $299.7 million for the nine months ended September 30, 2018. The increase in rental income and tenant reimbursements was primarily due to an increase in rental rates, property tax recoveries as a result of property tax reassessments and operating expense recoveries in properties held throughout both periods, partially offset by the sale of one of our properties during the nine months ended September 30, 2018. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments, increase based on the development and subsequent full operation of Hardware Village and increase upon our acquisition of the developer's 25% equity interest in and operation of Village Center Station II. However, rental income and tenant reimbursements would decrease to the extent that we sell any of our real estate properties.
Other operating income increased from $17.1 million during the nine months ended September 30, 2017 to $18.2 million for the nine months ended September 30, 2018. The increase in other operating income was primarily due to an increase in parking revenues. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties. However, other operating income would decrease to the extent that we sell any of our real estate properties.
Operating, maintenance and management costs increased from $70.8 million for the nine months ended September 30, 2017 to $73.9 million for the nine months ended September 30, 2018. The increase in operating, maintenance and management costs was primarily due to an increase in repairs and maintenance costs. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent full operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and operation of Village Center Station II and general inflation. However, operating, maintenance and management costs would decrease to the extent that we sell any of our real estate properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance increased from $48.7 million for the nine months ended September 30, 2017 to $52.2 million for the nine months ended September 30, 2018. The increase in real estate taxes and insurance was primarily due to higher property taxes as a result of property tax reassessments. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent full operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and operation of Village Center Station II and general increases due to future property tax reassessments. However, real estate taxes and insurance would decrease to the extent that we sell any of our real estate properties.
Asset management fees with respect to our real estate investments increased from $19.2 million for the nine months ended September 30, 2017 to $20.2 million for the nine months ended September 30, 2018. We expect asset management fees to increase in future periods as a result of the development and subsequent full operation of Hardware Village, upon our acquisition of the developer's 25% equity interest in and operation of Village Center Station II and as a result of any improvements we make to our properties, which increase would be offset to the extent we dispose of any of our assets. As of September 30, 2018, we had $2.2 million of asset management fees payable related to asset management fees incurred for the month of September 2018, of which $2.2 million was subsequently paid in October 2018.
General and administrative expenses increased from $3.3 million for the nine months ended September 30, 2017 to $6.7 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily due to professional fees incurred related to the assessment of strategic alternatives. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $124.4 million for the nine months ended September 30, 2017 to $118.8 million for the nine months ended September 30, 2018, primarily as a result of a decrease in amortization of unamortized tenant improvements and tenant origination and absorption costs related to lease expirations and early lease terminations and the sale of one of our properties during the nine months ended September 30, 2018. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs and increase as a result of the development and subsequent full operation of Hardware Village and increase upon our acquisition of the developer's 25% equity interest in and operation of Village Center Station II. However, depreciation and amortization would decrease to the extent that we sell any of our real estate properties.
Interest expense decreased from $45.3 million for the nine months ended September 30, 2017 to $29.9 million for the nine months ended September 30, 2018. Included in interest expense was (i) the amortization of deferred financing costs of $3.8 million and $4.9 million for the nine months ended September 30, 2017 and 2018, respectively, and (ii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $3.1 million for the nine months ended September 30, 2017 and reduced interest expense by $29.2 million for the nine months ended September 30, 2018. Additionally, during the nine months ended September 30, 2017 and 2018, we capitalized $1.5 million and $2.5 million of interest related to construction in progress, respectively. The decrease in interest expense was primarily due to unrealized gains on derivative instruments. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).  However, interest expense would decrease to the extent that we sell any of our real estate properties and repay the debt secured by such properties.
During the nine months ended September 30, 2017, we received $0.7 million in proceeds from a one-time easement agreement, which was included in other income in the accompanying consolidated statements of operations. During the nine months ended September 30, 2018, we incurred $1.9 million of other income primarily as a result of a reduction in contingent liability of $1.6 million during the second quarter of 2018.
During the nine months ended September 30, 2018, we recognized $25,000 in equity in income of unconsolidated joint venture related to the operations of Village Center Station II.
During the nine months ended September 30, 2018, we sold one office property that resulted in a gain on sale of $11.9 million. During the nine months ended September 30, 2017, we did not dispose of any properties.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, unrealized (gains) losses on derivative instruments, adjustments related to contingent purchase price obligations and adjustments for investment in unconsolidated joint venture (as applicable) are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income attributable to common stockholders	$(4,070)	$(3,151)	$30,309	$267
Depreciation of real estate assets	24,778	21,729	71,382	63,793
Amortization of lease-related costs	16,046	19,422	47,449	60,577
Gain on sale of real estate, net	—	—	(11,942)	—
Adjustment for investment in unconsolidated joint venture (1)	866	—	1,444	—
FFO attributable to common stockholders (2)	37,620	38,000	138,642	124,637
Straight-line rent and amortization of above- and below-market leases, net	(3,407)	(4,140)	(10,956)	(13,176)
Unrealized gains on derivative instruments	(4,777)	(1,004)	(30,102)	(2,579)
Adjustment relating to contingent purchase price obligation	—	—	(1,575)	—
Adjustment for investment in unconsolidated joint venture (1)	(134)	—	(134)	—
MFFO attributable to common stockholders (1)	$29,302	$32,856	$95,875	$108,882
_____________________
(1) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO and MFFO for our equity investment in an unconsolidated joint venture.
(2) FFO and MFFO includes $0.3 million and $1.0 million of lease termination income for the three and nine months ended September 30, 2018, respectively. FFO and MFFO includes $1.0 million and $7.0 million of lease termination income for the three and nine months ended September 30, 2017, respectively.
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first, second and third quarters of 2018 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2018	$28,773	$0.160	$14,646	$14,273	$28,919	$11,108
Second Quarter 2018	28,778	0.162	14,887	14,228	29,115	42,035
Third Quarter 2018	28,843	0.164	14,976	13,942	28,918	25,865
	$86,394	$0.486	$44,509	$42,443	$86,952	$79,008
_____________________

(1)	Distributions for the period from January 1, 2018 through September 30, 2018 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.

(2)	Assumes share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2018, we paid aggregate distributions of $87.0 million, including $44.5 million of distributions paid in cash and $42.5 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the nine months ended September 30, 2018 was $30.3 million. FFO for the nine months ended September 30, 2018 was $138.6 million and cash flow from operating activities was $79.0 million. See the reconciliation of FFO to net income attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $69.2 million of cash flow from current operating activities and $17.8 million of cash flow from operating activities in excess of distributions paid during prior periods. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and nine months ended September 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $2.2 million and $5.7 million, respectively, and were included in tenant reimbursements on the accompanying statements of operations.
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
Distributions Paid
On October 1, 2018, we paid distributions of $9.4 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2018 through September 30, 2018. On November 1, 2018, we paid distributions of $9.8 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2018 through October 31, 2018.
Distributions Authorized
On October 8, 2018, our board of directors authorized distributions based on daily record dates for the period from November 1, 2018 through November 30, 2018, which we expect to pay in December 2018. On November 5, 2018, our board of directors authorized distributions based on daily record dates for the period from December 1, 2018 through December 31, 2018, which we expect to pay in January 2019. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financing Subsequent to September 30, 2018
Portfolio Revolving Loan Facility
On October 17, 2018, we, through indirect wholly owned subsidiaries (each a “Borrower”), entered into a three-year loan facility with U.S. Bank, N.A., as administrative agent (the “Lender”), for a committed amount of up to $215.0 million (the “Portfolio Revolving Loan Facility”), of which $107.5 million is term debt and $107.5 million is revolving debt. At closing, $200.0 million was available for funding under the Portfolio Revolving Loan Facility with an additional $15.0 million available upon satisfaction of certain conditions set forth in the loan documents. At closing, $107.5 million of the term debt and $92.5 million of revolving debt was funded, of which approximately $69.8 million was used to pay off the 515 Congress Mortgage Loan and approximately $104.0 million was used to pay down one of our existing portfolio loan facilities. The remaining amount was used to pay origination fees and accrued interest, with excess proceeds held by us for liquidity management. The Portfolio Revolving Loan Facility may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes.
The Portfolio Revolving Loan Facility matures on November 1, 2021, with two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Portfolio Revolving Loan Facility bears interest at a floating rate of 150 basis points over one-month LIBOR. Monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity. We will have the right to prepay all or a portion of the Portfolio Revolving Loan Facility, subject to certain expenses potentially incurred by the Lender as a result of the prepayment and subject to certain conditions contained in the loan documents. During the term of the Portfolio Revolving Loan Facility, we have an option to increase the committed amount of the Portfolio Revolving Loan Facility up to four times with each increase of the committed amount to be at least $15.0 million but no greater than, in the aggregate, an additional $170.0 million so that the committed amount will not exceed $385.0 million, of which 50% would be non-revolving debt and 50% would be revolving debt, with the addition of one or more properties to secure the loan, subject to certain terms and conditions contained in the loan documents. In addition, the Portfolio Revolving Loan Facility contains customary representations and warranties, financial and other covenants, events of default and remedies typical for this type of facility. The Portfolio Revolving Loan Facility is secured by 515 Congress, Domain Gateway, the McEwen Building, and Gateway Tech Center.
KBS REIT Properties III, LLC (“REIT Properties III”), our wholly owned subsidiary, is providing a guaranty of (i) up to 25% of the committed amount under the Portfolio Revolving Loan Facility, as such amount may be adjusted from time to time pursuant to the terms of the loan documents, (ii) payment of, and agrees to protect, defend, indemnify and hold harmless each Lender for, from and against, any liability, obligation, deficiency, loss, damage, costs and expenses (including reasonable attorney’s fees), and any litigation which may at any time be imposed upon, incurred or suffered by any Lender because of (a) certain intentional acts committed by any Borrower, (b) fraud or intentional misrepresentations by Borrower or REIT Properties III in connection with the loan documents as described in the guaranty agreement, and (c) certain bankruptcy or insolvency proceedings involving Borrower, as such acts are described in the guaranty, and (iii) upon and subject to the events and conditions described in the guaranty, payment of certain indemnity obligations of Borrower related to environmental matters.
Portfolio Loan
On October 17, 2018, in connection with the Portfolio Revolving Loan Facility, we paid down an existing portfolio loan facility (the “Portfolio Loan”) by approximately $104.0 million, of which $43.0 million was term debt and $61.0 million was revolving debt. Domain Gateway, the McEwen Building, and Gateway Tech Center were released as collateral under the Portfolio Loan. In accordance with the terms of the Portfolio Loan, the committed amount of the Portfolio Loan was reduced from $255.0 million to $169.0 million, of which $84.5 million is term debt and $84.5 million is revolving debt. As a result of the paydown, the Portfolio Loan outstanding principal balance was reduced to $84.5 million, all of which was term debt. The revolving debt of $84.5 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2018, the fair value of our fixed rate debt was $189.2 million and the outstanding principal balance of our fixed rate debt was $191.0 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of September 30, 2018.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $578.5 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.2 billion of our variable rate debt and an interest rate cap for a notional amount of $100.0 million, effective through January 1, 2019. Based on interest rates as of September 30, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2019, interest expense on our variable rate debt would increase by $6.5 million or decrease by $6.8 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2018 were 4.1% and 3.8%, respectively.  The weighted-average interest rates represent the actual interest rate in effect as of September 30, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2018 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of such limitations, on November 30, 2017, we exhausted all funds available for redemptions for the year ended December 31, 2017. Thus, we had no funds available for redemptions for the December 2017 redemption date. Effective January 1, 2018, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we initially had $59.8 million available for redemptions of shares eligible for redemption in 2018. On May 8, 2018, our board of directors approved (i) additional funds for the May 2018 redemption date to be used solely for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”) and (ii) the Fourth Amended and Restated SRP, which was effective for the June 2018 redemption date and provides for, among other changes, additional funds for the redemption of shares for calendar year 2018. As a result of the above-referenced limitations on the number of shares we can purchase pursuant to the share redemption program, as of June 30, 2018, we had exhausted all funds available for ordinary redemptions in 2018 and as of September 30, 2018, we may redeem up to $8.5 million of shares in connection with Special Redemptions for the remainder of 2018. As of October 31, 2018, we had a total $10.2 million of outstanding and unfulfilled ordinary redemption requests, representing 913,581 shares.
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
During the nine months ended September 30, 2018, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and from cash on hand, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	2,551,890	$11.58	(3)
February 2018	1,297,844	$11.62	(3)
March 2018	1,301,776	$11.64	(3)
April 2018	—	$—	(3)
May 2018	182,974	$11.73	(3)
June 2018	2,688,263	$11.16	(3)
July 2018	26,909	$11.73	(3)
August 2018	68,744	$11.71	(3)
September 2018	16,615	$11.73	(3)
Total	8,135,015
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. In 2017, our net proceeds from the dividend reinvestment plan were $59.8 million. On May 8, 2018, our board of directors approved an increase of the funding available for Special Redemptions under our share redemption program by up to an additional $10.0 million for the May 2018 redemption date.  In addition, the Fourth SRP provides that, for calendar year 2018 only, in addition to the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during calendar year 2017, we may redeem up to an additional $42.0 million of shares, less the actual dollar amount of Special Redemptions processed on the May 2018 redemption date (such difference, the “2018 Additional Funding”); provided, however, that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored would result in the amount of the remaining 2018 Additional Funding being $10.0 million or less, the remaining $10.0 million of the 2018 Additional Funding shall be reserved exclusively for Special Redemptions. As of September 30, 2018, we had exhausted all funds available for ordinary redemptions in 2018, and we had $8.5 million available in connection with Special Redemptions for the remainder of 2018. As of September 30, 2018, we had a total of $10.4 million of outstanding and unfulfilled ordinary redemption requests, representing 929,048 shares, recorded as redemptions payable in other liabilities on the accompanying consolidated balance sheets.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

In addition to the redemptions under the share redemption program described above, during the nine months ended September 30, 2018, we repurchased an additional 113,429 shares of our common stock at a weighted-average price of $11.57 per share for an aggregate price of $1.3 million.
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2018, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 28, 2018

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 7, 2018	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 7, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)