Form 10-K
period 2018-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2019-03-14
CIK 1482430

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
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 6, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.73 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to the Registrant’s net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 6, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017. On December 3, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $12.02 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2018, with the exception of an adjustment to the Registrant’s net asset value for the acquisition and assumed loan costs related to the Registrant’s buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to the Registrant’s net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 3, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 175,254,174 shares of common stock held by non-affiliates as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 8, 2019, there were 174,231,080 outstanding shares of common stock of the Registrant.

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

•
Because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program, unless our board of directors authorizes additional funds for redemption, we will not be able to redeem shares submitted as ordinary redemptions for the remainder of 2019. During any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year.

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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2018, we owned 28 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2018, we had also sold 27,926,537 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $280.9 million. Also as of December 31, 2018, we had redeemed 19,687,309 shares sold in our initial public offering for $210.5 million.
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
2018 Investment Highlights
In 2017, we acquired a 75% equity interest in an existing company and created an unconsolidated joint venture with an unaffiliated developer to develop and subsequently operate a 12-story office building and an adjacent two-story office/retail building in the Denver submarket of Greenwood Village, Colorado (together, “Village Center Station II”). The total cost of the Village Center Station II development was $111.2 million and our initial capital contribution to the Village Center Station II joint venture was $32.3 million. In May 2018, the Village Center Station II development project was substantially completed and we purchased the developer’s 25% equity interest for $28.2 million in October 2018.

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
We generally hold fee title to the real estate properties in our portfolio. We have also made investments through joint ventures and in the future we may enter into other joint ventures, partnerships and co-ownership arrangements (including preferred equity investments) or participations for the purpose of obtaining interests in real estate properties and other real estate investments.
We generally intend to hold our core properties for three to seven years, which we believe is a reasonable period to enable us to capitalize on the potential for increased income and capital appreciation of properties. However, economic and market conditions have influenced us to hold certain real estate properties for different periods of time.
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
We acquired our first real estate property on September 29, 2011. As of December 31, 2018, our real estate portfolio was composed of 28 office properties and one mixed-use office/retail property encompassing an aggregate of 11.2 million rentable square feet and was collectively 93% occupied. In addition, we have entered into a consolidated joint venture to develop and subsequently operate Hardware Village, which is currently under construction.
For more information on our real estate investments, including tenant information, see Item 1, Part 2, “Properties.”

The following charts illustrate the geographic diversification of our real estate properties, excluding properties under development, based on total leased square feet and total annualized base rent as of December 31, 2018:

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 20% of our total annualized base rent as of December 31, 2018. The chart below illustrates the diversity of tenant industries in our real estate portfolio, excluding properties under development, based on total annualized base rent as of December 31, 2018:

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
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
We expect to continue to borrow funds at fixed and variable rates. As of December 31, 2018, we had debt obligations in the aggregate principal amount of $2.2 billion, with a weighted-average remaining term of 2.0 years. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. We had a total of $190.5 million of fixed rate notes payable and $2.0 billion of variable rate notes payable. As of December 31, 2018, the interest rates on $1.2 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements and the interest rate on $100.0 million of our variable rate debt was limited under an interest rate cap agreement that was terminated on January 1, 2019. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2018 were 4.1% and 3.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps), using interest rate indices as of December 31, 2018, where applicable. As of December 31, 2018, we had $216.0 million of revolving debt available for immediate future disbursement under three portfolio loans, subject to certain conditions set forth in the loan agreements.

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2018 (in thousands):

2019	$348,679
2020	1,171,460
2021	294,894
2022	256,121
2023	—
Thereafter	125,000
$2,196,154
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2018, our borrowings and other liabilities were approximately 62% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
Competitive Market Factors
The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment and disposition opportunities, for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of some of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties. This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows and the overall return for our stockholders.
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
Industry Segments
We invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. Our real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of December 31, 2018, we aggregated our investments in real estate properties into one reportable business segment.
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
Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, including that during any calendar year (i) we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, unless our board of directors authorizes additional funds for redemption, provided that once we have received requests for redemptions, whether in connection with Special Redemptions (defined below) or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions (defined below) and (ii) we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. Special Redemptions are redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program). Our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to our stockholders, and we may increase or decrease funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We describe the restrictions of our share redemption program in detail under Part II, Item 5, “Share Redemption Program.” As a result of such limitations, on November 30, 2017, we exhausted all funds available for redemptions for the year ended December 31, 2017. Effective January 1, 2018, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we initially had $59.8 million available for redemptions of shares eligible for redemption in 2018. On May 8, 2018, our board of directors approved (i) additional funds for the May 2018 redemption date to be used solely for Special Redemptions and (ii) the Fourth Amended and Restated Share Redemption Program, which was effective for the June 2018 redemption date and provided for, among other changes, additional funds for the redemption of shares for calendar year 2018. As of June 30, 2018, we had exhausted all funds available for ordinary redemptions in 2018. Effective January 1, 2019, the funding limitation was reset, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for Special Redemptions. As of March 1, 2019, we exhausted all funds available for ordinary redemptions and had $9.4 million available for Special Redemptions for the remainder of 2019. Because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program, unless our board of directors authorizes additional funds for redemption, we will not be able to redeem shares submitted as ordinary redemptions for the remainder of 2019.
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

We face significant competition for tenants and in the acquisition and disposition of real estate investments, which may limit our ability to achieve our investment objectives or pay distributions.
The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment and disposition opportunities, for prospective tenants and to retain our current tenants, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments.
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
We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of some of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties. This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows and the overall return for our stockholders.
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
As of March 8, 2019, a significant portion of our real estate properties was located in California, Texas and Illinois. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets. In addition, the majority of our real estate properties consists of core office properties. Any adverse economic or real estate developments in these geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space could adversely affect our operating results and our ability to pay distributions to our stockholders.
A significant percentage of our assets is invested in 500 West Madison and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
As of December 31, 2018, 500 West Madison represented approximately 11% of our total assets and represented approximately 11% of our total annualized base rent. Further, as a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.
We may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
As of March 8, 2019, we owned 29 real estate properties and had entered into the Hardware Village joint venture to develop and subsequently operate Hardware Village, which is currently under construction. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of additional assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
Because we depend upon our advisor and its affiliates to select, acquire, manage and dispose of our real estate investments and to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could cause our operations to suffer.
We depend on our advisor to select, acquire, manage and dispose of our real estate investments and to conduct our operations. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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
For the year ended December 31, 2018, we paid aggregate distributions of $115.6 million, including $59.5 million of distributions paid in cash and $56.1 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $97.8 million (85%) of cash flow from operating activities and $17.8 million (15%) of cash flow from operating activities in excess of distributions paid during prior periods. For the year ended December 31, 2018, our cash flow from operating activities to distributions paid coverage ratio was 87% and our funds from operations to distributions paid coverage ratio was 130%. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions” in this Annual Report.
The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment, management and disposition strategies, which could limit our ability to pay distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our advisor or its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment, management and disposition strategies could be delayed or hindered and the value of our stockholders’ investment in us could decline.
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

•
equity offerings by us, which could entitle our dealer manager to additional dealer manager fees and would likely entitle our advisor to additional acquisition and origination fees and asset management fees;

•	sales of real estate investments, which entitle our advisor to disposition fees and possible subordinated incentive fees;

•
acquisitions of real estate investments, which entitle our advisor to acquisition or origination fees based on the cost of the investment and asset management fees based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us, which may influence our advisor to recommend riskier transactions to us and/or transactions that are not in our best interest and, in the case of acquisitions of investments from other KBS-sponsored programs, which might entitle our advisor or affiliates of our advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

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
Our advisor and its affiliates face conflicts of interest relating to the acquisition and origination of assets, the leasing of properties and the disposition of properties due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on our sponsor, KBS Holdings LLC, and other key real estate and debt finance professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to identify suitable investment opportunities for us, to supervise property management and leasing of properties and to sell our properties. KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsor and many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As such, KBS-sponsored programs that have funds available for investment and KBS-advised investors that have funds available for investment rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the company for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of our advisor could direct attractive investment opportunities to other KBS-sponsored programs or KBS-advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.

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
In addition, we and other KBS-sponsored programs and KBS-advised investors rely on our sponsor and other key real estate professionals at our advisor to sell our properties. These KBS-sponsored programs and KBS-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce our stockholders’ overall investment return.
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
We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan and Schreiber and Jeffrey K. Waldvogel and Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsor and many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs and KBS-advised investors. Further, our officers and affiliated directors are also officers and/or affiliated directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT II and KBS Growth & Income REIT. Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. Messrs. Bren, Schreiber and Waldvogel and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors.
As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and/or KBS Growth & Income REIT and KBS Capital Advisors, other KBS-sponsored programs and/or other KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment in us, may decline.

All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.
Our board of directors’ loyalties to KBS REIT II, KBS Growth & Income REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT II and two of our affiliated directors are also affiliated directors of KBS Growth & Income REIT. The loyalties of our directors serving on the boards of directors of KBS REIT II and KBS Growth & Income REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

In addition, KBS REIT II pays independent directors for attending other committee meetings as follows: each independent director is paid $2,000 in cash for each in-person and teleconference committee meeting attended (except that the committee chair is paid $3,000 for each in-person and teleconference committee meeting attended).
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
Our share redemption program includes numerous restrictions that severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to the estimated value per share of our common stock. Our stockholders must hold their shares for at least one year in order to participate in our share redemption program, except in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). We limit the number of shares redeemed pursuant to our share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided, that we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders and; provided further, that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.
As a result of such limitations, on November 30, 2017, we exhausted all funds available for redemptions for the year ended December 31, 2017. Effective January 1, 2018, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we initially had $59.8 million available for redemptions of shares eligible for redemption in 2018. On May 8, 2018, our board of directors approved (i) additional funds for the May 2018 redemption date to be used solely for Special Redemptions and (ii) the Fourth Amended and Restated Share Redemption Program, which was effective for the June 2018 redemption date and provided for, among other changes, additional funds for the redemption of shares for calendar year 2018. As of June 30, 2018, we had exhausted all funds available for ordinary redemptions in 2018. Effective January 1, 2019, the funding limitation was reset, and based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for Special Redemptions. As of March 1, 2019, we exhausted all funds available for ordinary redemptions and had $9.4 million available for Special Redemptions for the remainder of 2019. Because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program, unless our board of directors authorizes additional funds for redemption, we will not be able to redeem shares submitted as ordinary redemptions for the remainder of 2019.
Pursuant to our share redemption program, unless our shares are being redeemed in connection with a Special Redemption, the redemption price for shares eligible for redemption is equal to 95% of the most recent estimated value per share. On December 3, 2018, our board of directors approved an estimated value per share of our common stock of $12.02 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2018, with the exception of an adjustment to our net asset value for the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to our net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018. In accordance with our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date.
We currently expect to announce an updated estimated value per share no later than December 2019.
During their operating stages, other KBS-sponsored REITs have amended their share redemption programs to limit redemptions to Special Redemptions or place restrictive limitations on the amount of funds available for redemptions. As a result, these programs were or are not able (one program has now liquidated) to honor all redemption requests and stockholders in these programs were or are unable to have their shares redeemed when requested. In two instances, ordinary redemptions were or have been suspended for several years. When implementing these amendments, stockholders did not always have a final opportunity to submit redemptions prior to the effectiveness of the amendment to the program.

Our board may amend, suspend or terminate our share redemption program upon 10 business days’ notice to stockholders, and we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. See Part II, Item 5, “Share Redemption Program” for more information about the program.
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
On December 3, 2018, our board of directors approved an estimated value per share of our common stock of $12.02 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2018, with the exception of an adjustment to our net asset value for the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to our net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2018, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013—01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate valuation firm, to provide appraisals for 29 of our consolidated real estate properties owned as of September 30, 2018 (the “Consolidated Properties”) and an investment in an office property held through an unconsolidated joint venture as of September 30, 2018 (together with the Consolidated Properties, the “Appraised Properties”) and to provide a calculation of the range in estimated value per share of our common stock as of December 3, 2018.  Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) valuations performed by KBS Capital Advisors of our cash, other assets, mortgage debt and other liabilities and (iii) an adjustment to our net asset value for the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to our net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 3, 2018, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions subsequent to December 3, 2018. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 3, 2018. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize an independent valuation firm to update the estimated value per share no later than December 2019.
The actual value of shares that we repurchase under our share redemption program may be less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on whether the redemptions are in connection with a Special Redemption. Pursuant to our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date, which is currently $12.02 per share, and all redemptions other than Special Redemptions are made at a price per share equal to 95% of our most recent estimated value per share as of the applicable redemption date, which is currently $11.42. Although these redemption prices are based on our current estimated value per share, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $12.02 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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

See also the discussion above under “Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover an amount equal to the estimated value per share of our common stock.”
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
Therefore, these fees increase the risk that the amount of cash available for distribution to our stockholders upon a liquidation of our portfolio would be less than the amount stockholders paid to acquire our shares or an amount equal to the estimated value per share of our common stock. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit.
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
As of March 8, 2019, we owned 28 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. We made these investments based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operating activities available to fund distributions and stockholder returns may be reduced.
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
From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties, such as our investment in Hardware Village, will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly-constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
Actions of our joint venture partners could reduce the returns on joint venture investments and decrease our stockholders’ overall return.
We have entered into the Hardware Village joint venture and may enter into additional joint ventures with third parties to acquire properties and other assets. We may also purchase and develop additional properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
The apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We are currently developing, through the Hardware Village joint venture, the Hardware Village apartment community, which we will subsequently operate through the joint venture. The Hardware Village west building was completed in 2018 and is currently being leased up, and the Hardware Village east building is expected to be completed by July 2019. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities are located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.
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
Increases in interest rates and changes to the LIBOR settling process could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
As of December 31, 2018, we had total outstanding debt of approximately $2.2 billion, including approximately $696.7 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.
Additionally, we pay interest under certain of our debt obligations based on the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative, due to LIBOR rate manipulation and the resulting fines assessed on several major financial institutions over the past several years. It is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. At this time, we do not know what changes will be made by the Financial Conduct Authority, or how the changes to or replacement of LIBOR will affect the interest we pay on our debt instruments. Additionally, there is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse effect on us.
We have broad authority to incur debt and high debt levels could limit the amount of cash we have available to distribute to our stockholders and decrease the value of our stockholders’ investment in us.
We may incur debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2018, our borrowings and other liabilities were approximately 62% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.
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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.

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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% (25% for taxable years before 2018) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for taxable years before 2018) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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

•	If elected, allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system if a technical correction is passed, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

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
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally (subject to certain exceptions for “qualified foreign pension funds” and certain “qualified shareholders”) will be taxed to a non-U.S. stockholder (other than a qualified foreign pension plan, entities wholly owned by a qualified foreign pension plan and certain publicly traded foreign entities) as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

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
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing or have invested in our shares. Fiduciaries, IRA owners and other benefit plan investors investing or that have invested the assets of such a plan or account in our common stock should satisfy themselves that:

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
With respect to the annual valuation requirements described above, we will provide an estimated value per share for our common stock annually. We can make no claim whether such estimated value per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
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
As of December 31, 2018, our real estate portfolio was composed of 28 office properties and one mixed-use office/retail property encompassing 11.2 million rentable square feet in the aggregate that were collectively 93% occupied with a weighted-average remaining lease term of 4.5 years. In addition, we had entered into the Hardware Village joint venture to develop and subsequently operate a multi-family apartment complex, which is currently under construction. The following table provides summary information regarding the properties owned by us as of December 31, 2018:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Domain Gateway Austin, TX	09/29/2011	Office	183,911	$50,418	$3,716	$20.20	0.6	1.1%	100.0%
Town Center Plano, TX	03/27/2012	Office	522,043	116,261	11,430	23.86	2.5	2.6%	91.7%
McEwen Building Franklin, TN	04/30/2012	Office	175,262	37,198	4,837	29.03	2.3	0.9%	95.1%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	210,256	26,918	4,334	23.58	2.2	0.6%	87.4%
Tower on Lake Carolyn Irving, TX	12/21/2012	Office	374,251	52,647	8,815	26.13	4.3	1.2%	90.1%
RBC Plaza Minneapolis, MN	01/31/2013	Office	710,332	153,330	12,148	17.71	4.9	3.5%	96.5%
One Washingtonian Center Gaithersburg, MD	06/19/2013	Office	314,175	92,350	9,644	31.41	5.2	2.2%	97.7%
Preston Commons Dallas, TX	06/19/2013	Office	427,799	118,135	10,567	26.99	2.1	2.9%	91.5%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	79,288	7,482	24.72	4.0	2.0%	96.5%
201 Spear Street San Francisco, CA	12/03/2013	Office	252,591	141,683	17,480	74.06	6.2	3.8%	93.4%
500 West Madison Chicago, IL	12/16/2013	Office	1,457,724	436,482	34,071	29.08	5.2	11.1%	80.4%
222 Main Salt Lake City, UT	02/27/2014	Office	431,391	165,524	15,315	36.48	5.8	4.1%	97.3%
Anchor Centre Phoenix, AZ	05/22/2014	Office	333,014	95,496	8,567	27.65	3.8	2.4%	93.0%
171 17th Street Atlanta, GA	08/25/2014	Office	510,268	134,166	13,375	26.30	5.3	3.2%	99.7%
Reston Square Reston, VA	12/03/2014	Office	138,995	46,593	5,322	39.50	4.9	1.1%	96.9%
Ten Almaden San Jose, CA	12/05/2014	Office	309,255	124,563	12,571	42.46	3.6	3.2%	95.7%
Towers at Emeryville Emeryville, CA	12/23/2014	Office	815,018	276,822	32,399	45.30	4.0	7.4%	87.7%
101 South Hanley St. Louis, MO	12/24/2014	Office	360,505	72,269	9,351	26.08	4.3	1.8%	99.4%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	210,804	151,150	12,360	59.14	9.1	4.0%	99.1%
Village Center Station Greenwood Village, CO	05/20/2015	Office	234,915	76,332	5,559	24.27	2.8	2.0%	97.5%
Park Place Village Leawood, KS	06/18/2015	Office/Retail	483,054	127,856	13,541	29.83	5.2	3.3%	94.0%
201 17th Street Atlanta, GA	06/23/2015	Office	355,870	102,045	9,721	29.87	7.5	2.7%	91.5%
Promenade I & II at Eilan San Antonio, TX	07/14/2015	Office	205,773	62,646	5,078	24.79	3.8	1.6%	99.5%
CrossPoint at Valley Forge Wayne, PA	08/18/2015	Office	272,360	90,382	8,773	32.21	5.3	2.4%	100.0%
515 Congress Austin, TX	08/31/2015	Office	263,058	120,999	7,024	29.19	2.9	3.2%	91.5%
The Almaden San Jose, CA	09/23/2015	Office	416,126	169,945	14,162	37.81	4.2	4.6%	90.0%
3001 Washington Boulevard Arlington, VA	11/06/2015	Office	94,837	60,439	4,772	53.69	9.6	1.7%	93.7%
Carillon Charlotte, NC	01/15/2016	Office	486,994	153,783	12,325	26.29	3.4	4.1%	96.3%
Hardware Village (4) Salt Lake City, UT	08/26/2016	Development/Apartment	N/A	105,691	N/A	N/A	N/A	3.2%	N/A
Village Center Station II (5) Greenwood Village, CO	10/11/2018	Office	325,576	132,100	8,317	25.54	9.5	4.0%	100.0%
			11,189,766	$3,573,511	$323,056	$31.12	4.5		92.8%

_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(4) On August 26, 2016, we entered into the Hardware Village joint venture to participate in the development and subsequent operation of Hardware Village. We own a 99.24% equity interest in the joint venture. In July 2018, one of the two apartment buildings consisting of 265 units was placed into service.
(5) On March 3, 2017, we acquired a 75% equity interest in an existing company and created an unconsolidated joint venture with an unaffiliated developer to develop and subsequently operate Village Center Station II. On October 11, 2018, we purchased the unaffiliated developer’s 25% equity interest. For more information, see Note 5, “Investment in Unconsolidated Joint Venture.”
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio, excluding properties under development, by square footage and by annualized base rent as of December 31, 2018:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	30	$2,115	0.7%	203,456	2.0%
2019	157	43,722	13.5%	1,557,175	15.0%
2020	127	30,437	9.4%	1,020,167	10.0%
2021	134	30,340	9.4%	1,138,284	11.0%
2022	128	37,345	11.6%	1,143,125	11.0%
2023	106	40,911	12.7%	1,282,508	12.0%
2024	62	26,051	8.1%	812,163	8.0%
2025	36	27,698	8.6%	792,260	8.0%
2026	36	15,247	4.7%	505,634	5.0%
2027	33	23,979	7.4%	756,868	7.0%
2028	23	19,032	5.9%	652,733	6.0%
Thereafter	12	26,179	8.0%	516,776	5.0%
Total	884	$323,056	100.0%	10,381,149	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2018, our portfolio’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Finance	152	$60,016	18.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2018, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.
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
Stockholder Information
As of March 8, 2019, we had 174.2 million shares of common stock outstanding held by a total of approximately 37,400 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340, as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $12.02 per share as of December 31, 2018. This estimated value per share is based on our board of directors’ approval on December 3, 2018 of an estimated value per share of our common stock of $12.02 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2018, with the exception of an adjustment to our net asset value for the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to our net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018. There were no other material changes between September 30, 2018 and December 3, 2018 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation firm, to provide appraisals for 29 of our consolidated real estate properties owned as of September 30, 2018 (the “Consolidated Properties”) and an investment in an office property held through an unconsolidated joint venture as of September 30, 2018 (together with the Consolidated Properties, the “Appraised Properties”) and to provide a calculation of the range in estimated value per share of our common stock as of December 3, 2018.  Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, and (iii) an adjustment to our net asset value for the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to our net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018.  The appraisal reports Duff & Phelps prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.

The conflicts committee reviewed Duff & Phelps’ valuation report, which included an appraised value for each of the Appraised Properties and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor and reviewed by Duff & Phelps. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $11.11 to $12.94, with a mid-range value of $12.02 per share, as determined by Duff & Phelps and recommended by our advisor, which mid-range value was based on Duff & Phelps’ appraisals of the Appraised Properties; valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities; and an adjustment to our net asset value for the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to our net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018, was reasonable and (ii) recommended to our board of directors that it adopt $12.02 as the estimated value per share of our common stock, which estimated value per share is based on those factors discussed in (i) above. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $12.02 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of our estimated value per share as of December 3, 2018 as well as the calculation of our prior estimated value per share as of December 6, 2017. Duff & Phelps was not responsible for the determination of the estimated value per share as of December 3, 2018 or December 6, 2017, respectively.

	December 3, 2018 Estimated Value per Share	December 6, 2017 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$23.51	$22.29	$1.22
Cash	0.44	0.25	0.19
Investment in unconsolidated joint venture	0.20	0.18	0.02
Other assets	0.29	0.12	0.17
Mortgage debt (3)	(11.81)	(10.49)	(1.32)
Advisor participation fee potential liability	(0.10)	(0.08)	(0.02)
Other liabilities	(0.46)	(0.49)	0.03
Acquisition and deferred financing costs subsequent to September 30, 2018 (4)	(0.02)	—	(0.02)
Deferred financing costs subsequent to September 30, 2017 (5)	—	(0.05)	0.05
Non-controlling interest	(0.03)	—	(0.03)
Estimated value per share	$12.02	$11.73	$0.29
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$12.02	$11.73	$0.29
_____________________
(1) The December 6, 2017 estimated value per share was based upon a calculation of the range in estimated value per share of our common stock as of December 6, 2017 by Duff & Phelps and the recommendation of our advisor. Duff & Phelps based this range in estimated value per share upon appraisals of our real estate properties performed by Duff & Phelps; valuations performed by our advisor with respect to our real estate under contract to sell, real estate construction-in-progress project, investment in an unconsolidated joint venture, cash, other assets, mortgage debt and other liabilities; and a reduction to our net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017. For more information relating to the December 6, 2017 estimated value per share and the assumptions and methodologies used by Duff & Phelps and our advisor, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.
(2) Includes real estate construction-in-progress project as of December 6, 2017. As of September 30, 2018, the total appraised value of the Appraised Properties was $4.3 billion. The increase in the estimated value of real estate properties per share was primarily due to an increase in the appraised value of real estate properties, the increase in capital expenditures and development activity subsequent to September 30, 2017.
(3) The increase in the estimated value of mortgage debt per share was primarily due to the increase in mortgage debt outstanding.
(4) Amount includes the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture and deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018.
(5) Amount includes deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017.

The increase in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated value per share from $11.73 to $12.02. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, additional capital investments and related financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 6, 2017 estimated value per share	$11.73
Changes to estimated value per share
Investments
Real estate and investment in unconsolidated joint venture	0.81
Capital expenditures on real estate	(0.64)
Total changes related to investments	0.17
Operating cash flows in excess of monthly distributions declared (1)	0.07
Acquisition and deferred financing costs (2)	(0.02)
Mortgage debt	(0.09)
Interest rate swaps	0.22
Advisor participation fee potential liability	(0.02)
Non-controlling interest	(0.03)
Other	(0.01)
Total change in estimated value per share	$0.29
December 3, 2018 estimated value per share	$12.02
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to deduct capitalized interest expense, real estate taxes and insurance and add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
(2) Amount includes the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture and deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 3, 2018, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to December 3, 2018. As of December 3, 2018, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Our estimated value per share takes into consideration any potential liability related to a subordinated participation in cash flows our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and our advisor estimated the fair value of this liability to be $17.6 million or $0.10 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.

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
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties and to provide a calculation of the range in estimated value per share of our common stock as of December 3, 2018. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps was based on the scope of work and not on the appraised values of the Appraised Properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
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
In performing its analyses, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we or the joint venture through which the property was held had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Duff & Phelps’ analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect Duff & Phelps’ analyses and conclusions. Duff & Phelps’ appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.
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
Real Estate Valuation - Consolidated Properties
Duff & Phelps appraised each of the Consolidated Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the Consolidated Properties. Duff & Phelps calculated the discounted cash flow value of each of the Consolidated Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Consolidated Properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
The Consolidated Properties consist of 27 office properties, one mixed use office/retail property and a multifamily development project held through a consolidated joint venture, which were acquired for a total purchase price of $3.2 billion, including $45.4 million of acquisition fees and acquisition expenses, and as of September 30, 2018, we had invested $443.4 million in capital expenses, development costs and tenant improvements in these properties. As of September 30, 2018, the total appraised value of the Consolidated Properties as provided by Duff & Phelps using the appraisal methods described above was $4.1 billion which, when compared to the total purchase price plus subsequent capital improvements through September 30, 2018 of $3.6 billion, results in an overall increase in the estimated value of these properties of approximately 13.7%.
The following table summarizes the key assumptions that Duff & Phelps used in the discounted cash flow analyses to arrive at the appraised value of the Consolidated Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	5.50% to 8.00%	6.43%
Discount rate	6.75% to 9.50%	7.46%
Net operating income compounded annual growth rate (1)	0.43% to 10.40%	4.46%
_____________________
(1) The net operating income compounded annual growth rates (the “CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the valuation period of the property) net of expenses over the valuation period for each of the properties. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the Consolidated Properties and thus, our estimated value per share. The table below illustrates the impact on our estimated value per share if the terminal capitalization rates or discount rates Duff & Phelps used to appraise the Consolidated Properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated value per share if these terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.51	$(0.48)	$0.65	$(0.60)
Discount Rate	0.39	(0.38)	0.58	(0.57)

Finally, a 1% increase in the appraised value of the Consolidated Properties would result in an $0.21 increase in our estimated value per share and a 1% decrease in the appraised value of the Consolidated Properties would result in a decrease of $0.21 to our estimated value per share, assuming all other factors remain unchanged.
Investment in Unconsolidated Joint Venture
As of September 30, 2018, we held an investment in an unconsolidated joint venture, which represented a 75% equity interest in a 12-story office building and an adjacent two-story office/retail building, and we had a contractual right to buyout our partner in the unconsolidated joint venture based on an agreed-upon price. The total cost of the development was approximately $111.2 million and our initial capital contribution to the unconsolidated joint venture was $32.3 million. Subsequent to September 30, 2018, we purchased the joint venture partner’s 25% equity interest for $28.2 million. For the estimated value of our equity interest in the unconsolidated joint venture as of September 30, 2018, our advisor used 100% of the appraised value of the real estate as of September 30, 2018, and then deducted the principal balance of the note payable assumed and cash paid for our buyout of the joint venture partner’s equity interest. The appraised value of the real estate was provided by Duff & Phelps and was calculated using a discounted cash flow analysis. As of September 30, 2018, the fair value and the carrying value of our investment in this unconsolidated joint venture was $34.7 million and $34.7 million, respectively.
Duff & Phelps relied on a 10-year discounted cash flow analysis for the final valuation of the property. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 6.50%, 7.75% and -4.1%, respectively.
The table below illustrates the impact on the estimated value per share if the terminal capitalization rate or discount rate were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the property. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rate or discount rate for the property were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.04	$(0.01)	$0.05	$(0.02)
Discount rates	0.04	(0.01)	0.05	(0.02)
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2018, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
As of September 30, 2018, the GAAP fair value and the carrying value of our notes payable were $2.1 billion and $2.1 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 4.3%. Our notes payable have a weighted-average remaining term of 1.8 years.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.04)	$0.04	$(0.04)	$0.04

Non-controlling Interest
We have an ownership interest in a consolidated joint venture as of September 30, 2018. As we consolidate this joint venture, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. As a result, we also must consider the fair value of any non-controlling interest liability as of September 30, 2018. In determining this fair value, we considered the various profit participation thresholds in the joint venture that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate appraisal provided by Duff & Phelps and calculated the amount that the joint venture partner would receive in a hypothetical liquidation of the underlying real estate property (including all current assets and liabilities) at the current appraised value and the payoff of any related debt at its fair value, based on the profit participation thresholds contained in the joint venture agreement. The estimated payment to the joint venture partner was then reflected as the non-controlling interest liability in our calculation of our estimated value per share.
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
Participation Fee Potential Liability Calculation
In accordance with the advisory agreement with our advisor, our advisor is entitled to receive a participation fee equal to 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) an 8.0% per year cumulative, noncompounded return on such net invested capital. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 8.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 8.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 8.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 8.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 8.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. Our advisor estimated the fair value of this liability to be $17.6 million or $0.10 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.
Limitations of the Estimated Value per Share
As mentioned above, we provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The estimated value per share set forth above first appeared on the December 31, 2018 customer account statements mailed in January 2019. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to determine our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018, with the exception of an adjustment to our net asset value for the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to our net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2018, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. Our estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to December 3, 2018. We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2019.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$11.73		December 6, 2017	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2017, filed March 8, 2018
$10.63		December 9, 2016	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2016, filed March 13, 2017
$10.04		December 8, 2015	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2015, filed March 14, 2016
$9.42	(1)	December 9, 2014	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2014, filed March 9, 2015
$9.29	(1)	May 5, 2014	Supplement no. 3 to our prospectus dated April 25, 2014 (Registration No. 333-164703), filed May 6, 2014
_____________________
(1) Determined solely to be used as a component in calculating the offering prices in our now-terminated primary initial public offering.
Distribution Information
We have paid, and expect to continue to pay, distributions on a monthly basis. The rate is determined by our board of directors based on our financial condition and other factors our board of directors deems relevant. Our board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we pay distributions to our stockholders.

Generally, our policy is to pay distributions from current or prior period cash flow from operations (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under any real estate-related investments we make). From time to time during our operational stage, we may not pay distributions solely from our current or prior period cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, from time to time, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions with debt financings and we may utilize debt financing in the future, if necessary, to fund at least a portion of our distributions. As discussed above, we may also fund distributions with proceeds from the sale of assets or from the maturity, payoff or settlement of real estate-related investments, to the extent that we make any such additional investments. Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. Our distribution policy is not to use the proceeds from an offering to pay distributions. If we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced.
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
During 2018 and 2017, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2017 through December 31, 2018. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2018 and 2017, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$28,773	$28,778	$28,843	$29,025	$115,419
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$29,080	$29,421	$29,650	$29,587	$117,738
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
_____________________
(1) During the years ended December 31, 2017 and 2018, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2017 through December 31, 2018.  Distributions for these periods were calculated based on stockholders of record each day during the periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.41% annualized rate based on the current estimated value per share of $12.02.

The tax composition of our distributions declared for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Ordinary Income	32%	44%
Capital Gain	7%	—%
Return of Capital	61%	56%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On December 3, 2018, our board of directors authorized distributions in the amount of $0.05416667 per share on the outstanding shares of common stock to the stockholders of record at the close of business on January 18, 2019, which we paid on February 4, 2019. On January 22, 2019, our board of directors authorized a February 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 18, 2019, which we paid on March 1, 2019. On March 12, 2019, our board of directors authorized a March 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on March 18, 2019, which we expect to pay in April 2019, and an April 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on April 18, 2019, which we expect to pay in May 2019.
Stockholders may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933.
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
On December 3, 2018, our board of directors approved an estimated value per share of our common stock of $12.02 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2018, with the exception of an adjustment to our net asset value for the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to our net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018. This estimated value per share became effective for the December 2018 redemption date, which was December 31, 2018.
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
We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2019. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our website, www.kbsreitiii.com (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov).

Our board may amend, suspend or terminate our share redemption program upon 10 business days’ notice to stockholders, and we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon 10 business days’ notice. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders. The complete share redemption program document is filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed with the SEC on May 9, 2018 and is available at the SEC’s website, www.sec.gov.
During the year ended December 31, 2018, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and from cash on hand. During the year ended December 31, 2018, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	2,551,890	$11.58	(3)
February 2018	1,297,844	$11.62	(3)
March 2018	1,301,776	$11.64	(3)
April 2018	—	$—	(3)
May 2018	182,974	$11.73	(3)
June 2018	2,688,263	$11.16	(3)
July 2018	26,909	$11.73	(3)
August 2018	68,744	$11.71	(3)
September 2018	16,615	$11.73	(3)
October 2018	39,192	$11.73	(3)
November 2018	33,552	$11.73	(3)
December 2018	53,752	$11.95	(3)
Total	8,261,511
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. In 2017, our net proceeds from the dividend reinvestment plan were $59.8 million. On May 8, 2018, our board of directors approved an increase of the funding available for Special Redemptions under our share redemption program by up to an additional $10.0 million for the May 2018 redemption date.  In addition, the Fourth SRP provides that, for calendar year 2018 only, in addition to the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during calendar year 2017, we may redeem up to an additional $42.0 million of shares, less the actual dollar amount of Special Redemptions processed on the May 2018 redemption date (such difference, the “2018 Additional Funding”); provided, however, that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored would result in the amount of the remaining 2018 Additional Funding being $10.0 million or less, the remaining $10.0 million of the 2018 Additional Funding shall be reserved exclusively for Special Redemptions. As of June 30, 2018, we had exhausted all funds available for ordinary redemptions in 2018. As of December 31, 2018, we had a total of $31.6 million of outstanding and unfulfilled redemption requests, representing 2,770,441 shares, which were subsequently redeemed. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for Special Redemptions. As of March 1, 2019, we exhausted all funds available for ordinary redemptions and had $9.4 million available for Special Redemptions for the remainder of 2019. As of March 1, 2019 we had a total of $12.2 million of outstanding and unfulfilled ordinary redemption requests, representing 1,064,731 shares.
In addition to the redemptions under the share redemption program described above, during the year ended December 31, 2018, we repurchased an additional 113,429 shares of our common stock at a weighted-average price of $11.57 per share for an aggregate price of $1.3 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2018	2017	2016	2015	2014
Balance sheet data
Total real estate and real estate-related investments, net	$3,036,521	$2,962,134	$2,988,855	$2,933,721	$2,217,090
Total assets	3,300,791	3,220,807	3,182,676	3,133,874	2,375,288
Notes payable, net	2,184,538	1,941,786	1,783,468	1,640,654	1,311,751
Total liabilities	2,345,409	2,100,484	1,927,429	1,791,675	1,412,863
Redeemable common stock	24,487	40,915	61,871	55,367	29,329
Total equity	930,895	1,079,408	1,193,376	1,286,832	933,096
	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Operating data
Total revenues	$426,257	$414,049	$400,407	$315,709	$188,896
Net income (loss) attributable to common stockholders	3,327	1,374	763	(29,015)	(12,352)
Net income (loss) per common share attributable to common stockholders - basic and diluted	0.02	0.01	—	(0.18)	(0.14)
Other data
Cash flows provided by operating activities	100,927	124,439	114,157	97,521	53,954
Cash flows used in investing activities	(104,255)	(163,475)	(198,884)	(831,986)	(1,035,952)
Cash flows provided by financing activities	13,880	32,454	48,553	739,964	1,051,552
Distributions declared	115,419	117,738	117,025	106,189	59,481
Distributions declared per common share (1)	0.650	0.650	0.650	0.650	0.650
Weighted-average number of common shares outstanding, basic and diluted	177,594,478	181,138,045	180,043,027	163,358,289	91,374,493
Reconciliation of funds from operations (2)
Net income (loss) attributable to common stockholders	$3,327	$1,374	$763	$(29,015)	$(12,352)
Depreciation of real estate assets	96,978	86,573	77,676	56,957	30,088
Amortization of lease-related costs	61,869	77,716	83,688	79,978	49,475
Gain on sale of real estate, net	(11,942)	—	—	—	(10,894)
Adjustment for investment in unconsolidated joint venture (3)	1,537	—	—	—	—
Gain as a result of unconsolidated joint venture purchase (4)	(2,034)	—	—	—	—
FFO	$149,735	$165,663	$162,127	$107,920	$56,317

_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the periods from January 1, 2014 through February 28, 2016 and March 1, 2016 through December 31, 2018 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
(2) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), gains and losses from change in control, impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
(3) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net income attributable to common stockholders to FFO for our equity investment in an unconsolidated joint venture. On October 11, 2018, we purchased the unaffiliated developer’s 25% equity interest and consolidated this joint venture.
(4) Reflects the remeasurement gain as a result of change in control upon our purchase of the developer's 25% equity interest and consolidation of Village Center Station II which was previously accounted for under the equity method of accounting.

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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2018, we owned 28 office properties and one mixed-use office/retail property. Additionally, as of December 31, 2018, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
As of December 31, 2018, we had mortgage debt obligations in the aggregate principal amount of $2.2 billion, with a weighted-average remaining term of 2.0 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $5.3 million of amortizing principal payments due during the 12 months ending December 31, 2019. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. Our debt obligations consisted of $190.5 million of fixed rate notes payable and $2.0 billion of variable rate notes payable. As of December 31, 2018, the interest rates on $1.2 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements and the interest rate on $100.0 million of our variable rate debt was limited under an interest rate cap agreement that was terminated on January 1, 2019. As of December 31, 2018, we had $216.0 million of revolving debt available for immediate future disbursement under three portfolio loans, subject to certain conditions set forth in the loan agreements.
We paid distributions to our stockholders during the year ended December 31, 2018 using cash flow from operations from current and prior periods. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2018 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the year ended December 31, 2018, net cash provided by operating activities was $100.9 million, compared to net cash provided by operating activities of $124.4 million during the year ended December 31, 2017. Net cash provided by operating activities was higher in 2017 primarily as a result of lease termination fees, the timing of payments of operating expenses and cash receipts of rental income.
Cash Flows from Investing Activities
Net cash used in investing activities was $104.3 million for the year ended December 31, 2018 and primarily consisted of the following:

•	$88.7 million used for improvements to real estate;

•	$41.6 million of proceeds from the sale of real estate;

•	$34.2 million used for construction in progress related to Hardware Village;

•	$28.3 million used to purchase the unaffiliated developer’s equity interest in Village Center Station II;

•	$4.6 million of insurance proceeds received for property damage;

•	$1.1 million of escrow deposits received for tenant improvements; and

•	$0.4 million used for investments in an unconsolidated joint venture.

Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of debt financings, redemptions and distributions paid to our stockholders. During the year ended December 31, 2018, net cash provided by financing activities was $13.9 million and primarily consisted of the following:

•
$169.5 million of net cash provided by debt financing as a result of proceeds from notes payable of $507.9 million, partially offset by principal payments on notes payable of $335.2 million and payments of deferred financing costs of $3.2 million;

•	$96.1 million of cash used for redemptions of common stock; and

•	$59.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $56.1 million.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2018, our borrowings and other liabilities were approximately 62% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
As of December 31, 2018, we had accrued and deferred payment of $2.6 million of asset management fees under the advisory agreement, which were subsequently paid in February 2019.  The amount of asset management fees deferred will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
On September 27, 2018, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$2,196,154	$348,679	$1,466,354	$256,121	$125,000
Interest payments on outstanding debt obligations (2)	167,937	77,498	77,945	12,427	67
Development obligations (3)	16,566	16,566	—	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $79.7 million, excluding amortization of deferred financing costs totaling $6.5 million and unrealized gain on derivative instruments of $11.2 million and including interest capitalized of $2.8 million during the year ended December 31, 2018.
(3) We have entered into the Hardware Village joint venture to develop a two-building multifamily apartment complex consisting of 453 units and expect to incur approximately $16.6 million in additional development obligations through 2019. In July 2018, one of the two buildings consisting of 265 units was substantially completed. As of December 31, 2018, $49.7 million had been disbursed under the Hardware Village Loan Facility and $24.3 million remained available for future disbursements, subject to certain conditions contained in the Hardware Village Loan Facility documents.
Results of Operations
Overview
As of December 31, 2017, we owned 28 office properties and one mixed-use office/retail property, and we had made investments in the Village Center Station II joint venture and the Hardware Village joint venture. Subsequent to December 31, 2017, we sold one office property. The construction of Village Center Station II was substantially completed in May 2018, and in October 2018, we purchased the unaffiliated developer's 25% equity interest and consolidated Village Center Station II. In addition, one of the two apartment buildings consisting of 265 units at Hardware Village was completed and placed in service in July 2018. As of December 31, 2018, we owned 28 office properties and one mixed-use office/retail property and had entered into the Hardware Village joint venture. As a result, the results of operations presented for the years ended December 31, 2018 and 2017 are not directly comparable.

Comparison of the year ended December 31, 2018 versus the year ended December 31, 2017
The following table provides summary information about our results of operations for the years ended December 31, 2018 and 2017 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Properties Completed or Disposed (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2018	2017
Rental income	$320,907	$314,597	$6,310	2%	$(617)	$6,927
Tenant reimbursements	80,745	76,438	4,307	6%	(66)	4,373
Other operating income	24,605	23,014	1,591	7%	205	1,386
Operating, maintenance and management costs	101,759	97,477	4,282	4%	213	4,069
Real estate taxes and insurance	69,405	65,325	4,080	6%	(78)	4,158
Asset management fees to affiliate	27,152	25,905	1,247	5%	439	808
General and administrative expenses	9,597	4,723	4,874	103%	n/a	n/a
Depreciation and amortization	158,847	164,289	(5,442)	(3)%	763	(6,205)
Interest expense	72,209	55,008	17,201	31%	1,388	15,813
Other income	1,905	649	1,256	194%	—	1,256
Other interest income	312	170	142	84%	n/a	n/a
Equity in income (loss) of unconsolidated joint venture	2,088	(1)	2,089	100%	—	2,089
Loss from extinguishment of debt	(225)	(766)	541	(71)%	—	541
Gain on sale of real estate	11,942	—	11,942	100%	11,942	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2018 compared to the year ended December 31, 2017 related to real estate developments completed and real estate investments disposed of on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2018 compared to the year ended December 31, 2017 related to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements from our real estate properties increased from $391.0 million for the year ended December 31, 2017 to $401.7 million for the year ended December 31, 2018. The increase in rental income and tenant reimbursements was primarily due to an increase in rental rates, property tax recoveries as a result of property tax reassessments and operating expense recoveries in properties held throughout both periods, as well as the acquisition of the developer's 25% equity interest in and operation of Village Center Station II, partially offset by the sale of one office property during the year ended December 31, 2018 and a decrease in termination fees due to early lease terminations in 2017. We expect rental income and tenant reimbursements to vary in future periods based on occupancy rates and rental rates of our real estate investments, to increase based on the development and subsequent full operation of Hardware Village and to increase in future periods as a result of owning the real estate development completed in 2018 for an entire period. However, rental income and tenant reimbursements would decrease to the extent that we sell any of our real estate properties.
Other operating income increased from $23.0 million during the year ended December 31, 2017 to $24.6 million for the year ended December 31, 2018. The increase in other operating income was primarily due to an increase in parking revenues for properties held throughout both periods. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties. However, other operating income would decrease to the extent that we sell any of our real estate properties.
Operating, maintenance and management costs increased from $97.5 million for the year ended December 31, 2017 to $101.8 million for the year ended December 31, 2018. The increase in operating, maintenance and management costs was primarily due to an increase in repairs and maintenance costs and management fees for properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent full operation of Hardware Village and general inflation. However, operating, maintenance and management costs would decrease to the extent that we sell any of our real estate properties.

Real estate taxes and insurance increased from $65.3 million for the year ended December 31, 2017 to $69.4 million for the year ended December 31, 2018. The increase in real estate taxes and insurance was primarily due to higher property taxes as a result of property tax reassessments for properties held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent full operation of Hardware Village, and general inflation and general increases due to future property tax reassessments. However, real estate taxes and insurance would decrease to the extent that we sell any of our real estate properties.
Asset management fees with respect to our real estate investments increased from $25.9 million for the year ended December 31, 2017 to $27.2 million for the year ended December 31, 2018 due to the properties completed during the year ended December 31, 2018 and the increase in capital improvements for properties held throughout both periods. We expect asset management fees to increase in future periods as a result of the development and subsequent full operation of Hardware Village, owning Village Center Station II for an entire period and as a result of any improvements we make to our properties, which increase would be offset to the extent we dispose of any of our assets. As of December 31, 2018, there were $2.6 million of accrued and deferred asset management fees, which were subsequently paid in February 2019. For a discussion of accrued and deferred asset management fees, see “— Liquidity and Capital Resources” herein.
General and administrative expenses increased from $4.7 million for the year ended December 31, 2017 to $9.6 million for the year ended December 31, 2018. The increase in general and administrative expenses was primarily due to professional fees incurred related to the assessment of strategic alternatives. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $164.3 million for the year ended December 31, 2017 to $158.8 million for the year ended December 31, 2018, primarily as a result of a decrease in amortization of unamortized tenant improvements and tenant origination and absorption costs related to lease expirations and early lease terminations for properties held throughout both periods during the year ended December 31, 2017 and the sale of one of our properties during the year ended December 31, 2018, offset by an increase in depreciation and amortization expense for the Hardware Village building completed in July 2018 and the consolidation of Village Center Station II in October 2018. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs, offset by an increase as a result of the development and subsequent full operation of Hardware Village and increase in future periods as a result of owning the real estate development completed in 2018 for an entire period. However, depreciation and amortization would decrease to the extent that we sell any of our real estate properties.
Interest expense increased from $55.0 million for the year ended December 31, 2017 to $72.2 million for the year ended December 31, 2018. Included in interest expense was (i) the amortization of deferred financing costs of $5.3 million and $6.5 million for the years ended December 31, 2017 and 2018, respectively and (ii) interest expense (including gains and losses) incurred as a result of our derivative instruments which reduced interest expense by $3.1 million for the year ended December 31, 2017 and reduced interest expense by $11.1 million for the year ended December 31, 2018. Additionally, during the year ended December 31, 2017 and 2018, we capitalized $2.4 million and $2.8 million of interest to construction-in-progress related to Hardware Village and Village Center Station II, respectively. The increase in interest expense was primarily due to higher 30-day LIBOR rate and an increased level of borrowings partially offset by unrealized gains on derivative instruments. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).  However, interest expense would decrease to the extent that we sell any of our real estate properties and repay the debt secured by such properties.
During the year ended December 31, 2017, we received $0.6 million in proceeds from a one-time easement agreement, which is included in other income in the accompanying consolidated statements of operations. During the year ended December 31, 2018, we incurred $1.9 million of other income primarily as a result of a reduction in contingent liability of $1.6 million during the second quarter of 2018.
During the year ended December 31, 2018, we recognized $2.1 million of equity in income of unconsolidated joint venture primarily related to the purchase of the developer’s 25% equity interest in Village Center Station II. On March 3, 2017, we acquired a 75% equity interest in an existing company and created a joint venture with an unaffiliated developer to develop and subsequently operate Village Center Station II. On October 11, 2018, we purchased the developer’s 25% equity interest and accounted for Village Center Station II on a consolidated basis. Upon acquisition of the developer’s interest, we recorded the property at fair value and recorded a gain of $2.0 million which was included in equity in income from unconsolidated joint venture during the year ended December 31, 2018.

During the year ended December 31, 2017, we recognized a loss from extinguishment of debt of $0.7 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the Town Center Mortgage Loan, RBC Plaza Mortgage Loan, National Office Portfolio Mortgage Loan, 500 West Madison Mortgage Loan, Ten Almaden Mortgage Loan and Towers at Emeryville Mortgage Loan on November 3, 2017 in connection with a portfolio refinance. During the year ended December 31, 2018, we recognized a loss from extinguishment of debt of $0.2 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the 515 Congress Mortgage Loan on October 17, 2018.
During the year ended December 31, 2018, we sold one office property that resulted in a gain on sale of $11.9 million. During the year ended December 31, 2017, we did not dispose of any properties.
Comparison of the year ended December 31, 2017 versus the year ended December 31, 2016
The following table provides summary information about our results of operations for the years ended 2017 and 2016 (dollar amounts in thousands):

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
Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), gains and losses from change in control, impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

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
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, unrealized (gains) losses on derivative instruments, acquisition fees and expenses, adjustments related to contingent purchase price obligations and the exclusion of loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Adjustments relating to contingent purchase price obligations. These are adjustments relating to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income. We believe that the elimination of the contingent purchase price consideration adjustment, included in other income for GAAP purposes, is appropriate because the adjustment is a non-cash adjustment that is not reflective of our ongoing operating performance; and

•
Loss from extinguishment of debt. A loss from extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2018	2017	2016
Net income attributable to common stockholders	$3,327	$1,374	$763
Depreciation of real estate assets	96,978	86,573	77,676
Amortization of lease-related costs	61,869	77,716	83,688
Gain on sale of real estate, net	(11,942)	—	—
Adjustment for investment in unconsolidated joint venture (1)	1,537	—	—
Gain as a result of purchase and consolidation of joint venture (2)	(2,034)	—	—
FFO attributable to common stockholders (3)	$149,735	$165,663	$162,127
Straight-line rent and amortization of above- and below-market leases, net	(13,900)	(18,287)	(26,136)
Loss from extinguishment of debt	225	766	—
Amortization of discounts and closing costs	—	—	15
Unrealized gains on derivative instruments	(11,192)	(10,509)	(1,597)
Real estate acquisition fees to affiliate	—	—	1,473
Real estate acquisition fees and expenses	—	—	306
Adjustment relating to contingent purchase price obligation	(1,575)	—	—
Income tax expense relating to contingent purchase price obligation (4)	418
Adjustment for investment in unconsolidated joint venture (1)	(148)	—	—
MFFO attributable to common stockholders (3)	$123,563	$137,633	$136,188
_____________________
(1) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net income attributable to common stockholders to FFO and MFFO for our equity investment in an unconsolidated joint venture.
(2) Reflects the remeasurement gain as a result of change in control upon our purchase of the developer’s 25% equity interest and consolidation of Village Center Station II which was previously accounted for under the equity method of accounting.
(3) FFO and MFFO includes $1.3 million, $7.0 million and $1.7 million of lease termination income for the years ended December 31, 2018, 2017 and 2016, respectively.
(4) Relates to income tax expense on the income recorded as a result of a reduction in contingent liability of $1.6 million, which is included in general and administrative expenses on the accompanying consolidated statement of operations.

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows during 2018 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2018	$28,773	$0.160	$14,646	$14,273	$28,919	$11,108
Second Quarter 2018	28,778	0.162	14,887	14,228	29,115	42,035
Third Quarter 2018	28,843	0.164	14,976	13,942	28,918	25,865
Fourth Quarter 2018	29,025	0.164	14,955	13,693	28,648	21,919
	$115,419	$0.650	$59,464	$56,136	$115,600	$100,927
_____________________
(1) Distributions for the period from January 1, 2018 through December 31, 2018 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2018, we paid aggregate distributions of $115.6 million, including $59.5 million of distributions paid in cash and $56.1 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the year ended December 31, 2018 was $3.3 million. FFO for the year ended December 31, 2018 was $149.7 million and cash flow from operating activities was $100.9 million. See the reconciliation of FFO to net income (loss) attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $97.8 million of cash flow from current operating activities and $17.8 million of cash flow from operating activities in excess of distributions paid during prior periods. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the year ended December 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $7.4 million and were included in tenant reimbursements on the accompanying statements of operations.
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
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Land	N/A
Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real Estate Acquisition Valuation
As a result of our adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties and related gains on sale of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2018, 2017 and 2016 are included in continuing operations on our consolidated statements of operations.
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

Investments in Unconsolidated Joint Ventures
We follow the equity method of accounting for investments in joint ventures over which we may exercise significant influence, and for investments in joint ventures that qualify as variable interest entities of which we are not the primary beneficiary. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and our proportionate share of equity in the joint venture’s income (loss). We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments. During the year ended December 31, 2018, we held a 75% equity interest in an unconsolidated joint venture. In October 2018, we acquired the joint venture partner’s 25% equity interest, resulting in the consolidation of the investment. As of December 31, 2018, there were no unconsolidated real estate joint ventures accounted for under the equity method.
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
Distributions Paid
On January 2, 2019, we paid distributions of $9.8 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2018 through December 31, 2018. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of $0.00178082 per share per day. On February 4, 2019, we paid distributions of $9.6 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on January 18, 2019. On March 1, 2019, we paid distributions of $9.4 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 18, 2019.

Distributions Authorized
On March 12, 2019, our board of directors authorized a March 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on March 18, 2019, which we expect to pay in April 2019, and an April 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on April 18, 2019, which we expect to pay in May 2019.
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
The table below summarizes the outstanding principal balance, weighted-average interest rates and fair value for our notes payable for each category; and the notional amounts, average pay and receive rates or strike rate, as applicable, of our derivative instruments, based on maturity dates as of December 31, 2018 (dollars in thousands):

	Maturity Date						Total Value or Notional Amount
	2019	2020	2021	2022	2023	Thereafter		Fair Value
Assets
Derivative Instruments
Interest rate swaps, notional amount	$—	$429,217	$—	$703,300	$76,440	$—	$1,208,957	$15,909
Average pay rate (1)	—	2.1%	—	2.0%	1.7%	—	2.0%
Average receive rate (2)	—	2.5%	—	2.5%	2.5%	—	2.5%
Interest rate cap, notional amount (3)	$100,000	$—	$—	$—	$—	$—	$100,000	—
Strike rate (4)	3.0%	—	—	—	—	—	3.0%

Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$—	$97,522	$93,000	$—	$—	$190,522	$190,604
Weighted-average interest rate (5)	—	—	4.0%	4.2%	—	—	4.1%
Variable Rate	$345,160	$1,168,828	$200,000	$166,644	$—	$125,000	$2,005,632	$2,011,983
Weighted-average interest rate (5)	3.8%	3.9%	3.7%	3.7%	—	3.9%	3.8%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the 30‑day LIBOR rate as of December 31, 2018.
(3) The interest rate cap was terminated on January 1, 2019.
(4) The strike rate caps one-month LIBOR on the applicable notional amount.
(5) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2018, where applicable.

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2018, the fair value of our fixed rate debt was $190.6 million and the outstanding principal balance of our fixed rate debt was $190.5 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $696.7 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.2 billion of our variable rate debt and the impact of an interest rate cap agreement on $100.0 million of our variable rate debt that terminated on January 1, 2019. Based on interest rates as of December 31, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2019, interest expense on our variable rate debt would increase by $7.4 million or decrease by $8.0 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name and Address	Position(s)	Age (1)
Peter M. Bren	President and Director	85
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	67
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	41
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	54
Barbara R. Cambon	Independent Director	65
Jeffrey A. Dritley	Independent Director	61
Stuart A. Gabriel, Ph.D.	Independent Director	65
_____________________
(1) As of March 1, 2019.
Peter M. Bren is our President, a position he has held since January 2010, and one of our directors, a position he has held since July 2018. He is also Chairman and President of our advisor and President of KBS REIT II, positions he has held for these entities since October 2004 and August 2007, respectively. In February 2019, Mr. Bren was elected as a director of KBS REIT II. Mr. Bren is President and a director of KBS Growth & Income REIT, positions he has held since January 2015 and July 2017, respectively. Mr. Bren was also President of KBS REIT I, a position he held from June 2005 until its liquidation in December 2018, and was President and a director of KBS Legacy Partners Apartment REIT, positions he held from August 2009 and July 2009, respectively, until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. KBS Holdings is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2008, 2009, 2013 and 2015, respectively.
Mr. Bren is Chairman and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2018, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $25.9 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
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
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to taking his current positions as Chairman and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company and was President of Lincoln Property Company, Europe. Mr. Bren is a member of the UCLA Anderson School of Management Board of Advisors and is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management.

The board of directors has concluded that Mr. Bren is qualified to serve as one of our directors for reasons including his extensive industry and leadership experience. With more than 40 years of experience in real estate development, management, acquisition, disposition and financing and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, Mr. Bren has the depth and breadth of experience to implement our business strategy. As our President and a principal of our advisor, Mr. Bren is well-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors; as President and a director of KBS REIT II and KBS Growth & Income REIT; as a former President and director of KBS Legacy Partners Apartment REIT; and as a former President of KBS REIT I, Mr. Bren brings to the board demonstrated management and leadership ability.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2010, January 2010 and December 2009, respectively. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income REIT, positions he has held for these entities since October 2004 and January 2015, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held since August 2007, August 2007 and July 2007, respectively. Mr. Schreiber was Chief Executive Officer and a director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. KBS Holdings is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2008, 2009, 2013 and 2015, respectively.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2018, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $25.9 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
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
Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to teaming with Mr. Bren in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development and serves as a member of the Executive Committee for the Public Non-Listed REIT Council for the National Association of Real Estate Investment Trusts. He is also a member of the National Council of Real Estate Investment Fiduciaries. Mr. Schreiber has served as a member of the board of directors and executive committee of The Irvine Company since August 2016, and since December 2016, Mr. Schreiber has served on the Board of Trustees of The Irvine Company.

The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer for reasons including his extensive industry and leadership experience. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors, as Chief Executive Officer, Chairman of the Board and a director of KBS REIT II and KBS Growth & Income REIT, as a director and trustee of The Irvine Company and as former Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.
Jeffrey K. Waldvogel is our Chief Financial Officer, a position he has held since June 2015. In July 2018, he was also elected our Treasurer and Secretary. He is also the Chief Financial Officer of our advisor and KBS REIT II, positions he has held for each of these entities since June 2015. In August 2018, Mr. Waldvogel was elected the Treasurer and Secretary of KBS REIT II. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income REIT, positions he has held since June 2015, April 2017 and April 2017, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since June 2015. He was Chief Financial Officer of KBS REIT I and KBS Legacy Partners Apartment REIT from June 2015 until their respective liquidations in December 2018.
Mr. Waldvogel has been employed by an affiliate of our advisor since November 2010. With respect to the KBS-sponsored REITs advised by our advisor, he served as the Director of Finance and Reporting from July 2012 to June 2015 and as the VP Controller Technical Accounting from November 2010 to July 2012. In these roles Mr. Waldvogel was responsible for overseeing internal and external financial reporting, valuation analysis, financial analysis, REIT compliance, debt compliance and reporting, and technical accounting.
Prior to joining an affiliate of our advisor in 2010, Mr. Waldvogel was an audit senior manager at Ernst & Young LLP. During his eight years at Ernst & Young LLP, where he worked from October 2002 to October 2010, Mr. Waldvogel performed or supervised various auditing engagements, including the audit of financial statements presented in accordance with GAAP, as well as financial statements prepared on a tax basis. These auditing engagements were for clients in a variety of industries, with a significant focus on clients in the real estate industry.
In April 2002, Mr. Waldvogel received a Master of Accountancy Degree and Bachelor of Science from Brigham Young University in Provo, Utah. Mr. Waldvogel is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2010. In July 2018, she was also elected our Assistant Secretary. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008, August 2009, February 2013 and January 2015, respectively. From August 2009 until its liquidation in December 2018, she served as Chief Accounting Office of KBS Legacy Partners Apartment REIT; from October 2008 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS REIT I. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008 she served as Controller of KBS REIT I.
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, from 2004 through 2015, Ms. Yamane was responsible for client accounting/reporting for two real estate portfolios. These portfolios consisted of industrial, office and retail properties as well as land parcels. Ms. Yamane worked closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assisted in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her almost 30 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
Barbara R. Cambon  is one of our independent directors and is the chair of the conflicts committee, positions she has held since September 2010. Ms. Cambon is also an independent director, chair of the conflicts committee and chair of the special committee of KBS REIT II, positions she has held since March 2008, March 2008 and January 2016, respectively. She was also an independent director, chair of the conflicts committee and chair of the special committee of KBS REIT I, positions she held from June 2005, June 2005, and January 2016, respectively, until KBS REIT I’s liquidation in December 2018. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she also served as a Managing Member of Snowcreek Management LLC, a real estate asset management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been involved in the real estate investment business for over 30 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as its Chief Operating Officer. Prior to joining Colony Capital in 1999, Ms. Cambon was President and founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past director and chairman of the board of the Pension Real Estate Association and past director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the Policy Advisory Board of the University of San Diego Burnham-Moores Center for Real Estate. Ms. Cambon previously served on the board of directors of Amstar Advisers, Neighborhood National Bancorp and BioMed Realty Trust, Inc. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.
The board of directors has concluded that Ms. Cambon is qualified to serve as an independent director and as the chair of the conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s over 30 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As former Managing Member of her own real estate asset management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service as a director and chair of the conflicts committee of KBS REIT II and as a former director of KBS REIT I, Amstar Advisers, Neighborhood National Bancorp and BioMed Realty Trust, Inc., gives her additional perspective and insight into large public companies such as ours.
Jeffrey A. Dritley is one of our independent directors, a position he has held since October 2017. He is also an independent director of KBS REIT II, a position he has held since October 2017. Mr. Dritley is Founder and Managing Partner of Kearny Real Estate Company. Kearny, headquartered in Los Angeles, is a partnership of experienced real estate professionals active in the acquisition, entitlement, repositioning, development, leasing, management and disposition of large, complex commercial projects in Southern California. Since 1993, Kearny has been involved in approximately $4.4 billion of projects including the acquisition and work-out of approximately $2.3 billion of distressed real estate debt.
From 1993 to 2001, Mr. Dritley served as a Managing Director of Morgan Stanley, where he was responsible for the Morgan Stanley Real Estate Fund’s (“MSREF”) West Coast operations and was a member of the global investment committee. During his tenure, MSREF was involved in over $3 billion of transactions, including significant acquisitions, refinancings and work-outs. From 1986 to 1993, Mr. Dritley was employed by The Koll Company, a major real estate development company in the western United States. From 1979 to 1984, Mr. Dritley was employed by Peat, Marwick, Mitchell in Kansas City and New York City.
Mr. Dritley has 30 years of experience in the real estate industry. His experience has ranged from the acquisition, entitlement, development and redevelopment of over 14 million square feet of properties in Southern California, to creating and managing an organization with over 100 employees in the United States, Europe and Asia focused on buying and restructuring non-performing loans.

From 2009 to 2016 Mr. Dritley served as a director, chairman of the compensation committee and member of the investment committee of Bixby Land Company, a private REIT with assets exceeding $1 billion, and from 2008 to 2016, he served as a Senior Advisor to Trigate Property Partners, a real estate private equity firm that manages a partnership with CalSTRS. He also has been active in several professional organizations, including the Los Angeles County Economic Development Corporation, for which he served on the Executive Committee, the Urban Land Institute and the Los Angeles Chapter of NAIOP, of which he is a past president. His community involvement included serving on the board of the Neighborhood Youth Association in Venice, California and volunteering his time for youth sports and Boy Scouts. Mr. Dritley is a Certified Public Accountant and holds a Bachelor’s Degree in Business Administration from the University of Missouri and an MBA from Harvard Business School.
The board of directors has concluded that Mr. Dritley is qualified to serve as an independent director for reasons including his expertise in real estate acquisition, restructuring and disposition. His over 30 years of experience in the real estate industry gives him significant experience that will be of great benefit to our company and make him well-positioned to advise the board of directors with respect to potential investment, restructuring and disposition opportunities. As Founder and Managing Partner of Kearny Real Estate Company, Mr. Dritley has encountered the myriad of practical, operational and other challenges that face large real estate companies like ours. Further, in the course of serving on the board of directors of Bixby Land Company and as a Senior Advisor to Trigate Property Partners, Mr. Dritley has developed strong leadership and consensus building skills that are a valuable asset to the board of directors. In addition, as a Certified Public Accountant, he possesses valuable expertise in evaluating the financial and operational results of companies such as ours.
Stuart A. Gabriel, Ph.D.  is one of our independent directors and is chair of the audit committee, positions he has held since September 2010 and August 2018, respectively. Professor Gabriel is also an independent director and is chair of the audit committee of KBS REIT II, positions he has held since March 2008 and August 2018, respectively. Professor Gabriel was an independent director of KBS REIT I from June 2005 until its liquidation in December 2018. Since June 2007, Professor Gabriel has served as Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. He received a number of awards at UCLA and USC for outstanding graduate teaching. In 2004, he was elected President of the American Real Estate and Urban Economics Association. Professor Gabriel serves on the editorial boards of seven academic journals. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Since March 2016, Professor Gabriel has served on the board of directors of KB Home and is a member of its audit committee. Professor Gabriel has published extensively on the topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. From 1986 through 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.
The board of directors has concluded that Professor Gabriel is qualified to serve as an independent director for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to the board of directors. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of KBS REIT II and KB Home and as a former director of KBS REIT I, he also has an understanding of the requirements of serving on a public company board.
Corporate Governance
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist the board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our independent registered public accounting firm’s qualifications, performance and independence, and (iv) the performance of our internal audit function. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter. The audit committee updated and revised the audit committee charter in August 2016. The audit committee charter is available on our website at www.kbsreitiii.com.

The members of the audit committee are Jeffrey A. Dritley and Stuart A. Gabriel, Ph.D. (chair). The board of directors has determined that all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All of the members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that all of the members of the audit committee satisfy the SEC’s requirements for an “audit committee financial expert.”
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbsreitiii.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by the conflicts committee, based upon recommendations from our advisor. Two of our executive officers, Messrs. Bren and Schreiber, manage and control our advisor, and through our advisor, they are involved in recommending the compensation to be paid to our independent directors.
In order to attract and retain qualified individuals to serve as independent directors and in conjunction with the search for an independent director candidate to fill a vacancy on our board of directors at the time, the conflicts committee engaged Pearl Meyer, an independent executive compensation consultant, to conduct a review and make recommendations to the conflicts committee relating to the committee’s review of the compensation to be paid to independent directors. The conflicts committee instructed Pearl Meyer to identify a peer group of companies to determine how our independent director compensation compared to this group, to provide an analysis of the compensation paid to the independent directors of the peer group and paid to each of our independent directors and then to advise the conflicts committee with respect to such analysis. Pearl Meyer did not provide any additional services to us or the conflicts committee. Pearl Meyer was also engaged by the conflicts committee of an entity affiliated with us to provide the same analysis and advice with respect to the compensation of its independent directors. Based on consultation with and the study presented by Pearl Meyer and the recommendations contained therein, the conflicts committee’s own review of the Pearl Meyer study and the recommendation of our advisor, the conflicts committee approved a revised compensation structure for our independent directors on October 31, 2017.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2018.

Name	Fees Earned or Paid in Cash in 2018	All Other Compensation	Total
Jeffrey A. Dritley	$181,000	$—	$181,000
Barbara R. Cambon	166,726	—	166,726
Stuart A. Gabriel, Ph.D.	191,000	—	191,000
Peter M. Bren (1) (2)	—	—	—
Peter McMillan III (3)	—	—	—
Charles J. Schreiber, Jr. (1)	—	—	—
_____________________
(1) Directors who are also our executive officers do not receive compensation for services rendered as a director.
(2) Mr. Bren was elected to the board of directors on July 27, 2018.
(3) Mr. McMillan’s term as a director ended on July 27, 2018.

Cash Compensation
We compensate each of our independent directors with an annual retainer of $135,000 as well as paying compensation to our independent directors for attending meetings as follows:

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
Stock Ownership
The following table shows, as of March 1, 2019, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of all Outstanding Shares
KBS Capital Advisors LLC	20,000 (3)	*
Barbara R. Cambon, Independent Director	—	—
Jeffrey A. Dritley, Independent Director	—	—
Stuart A. Gabriel, Ph.D., Independent Director	—	—
Peter M. Bren, President and Director	20,000 (3)	*
Charles J. Schreiber, Jr., Chairman of the Board, Chief Executive Officer and Director	20,000 (3)	*
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer and Assistant Secretary	—	—
All executive officers and directors as a group	20,000 (3)	*
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
Director Independence
A majority of our board of directors, Messrs. Dritley and Gabriel and Ms. Cambon, meet the independence criteria as specified in our charter, as set forth on Appendix A attached hereto. In addition, and although our shares are not listed for trading on any national securities exchange, two of our directors, all of the members of the audit committee and a majority of the conflicts committee are “independent” as defined by the New York Stock Exchange. The board of directors has affirmatively determined that Jeffrey A. Dritley and Stuart A. Gabriel, Ph.D. each satisfies the New York Stock Exchange independence standards. On June 13, 2018, an affiliate of our advisor offered Ms. Cambon the positions of chief executive officer and chief investment officer of the external manager of a to-be-launched KBS-sponsored fund. On June 14, 2018, Ms. Cambon verbally accepted the offer, subject to mutual agreement of written documentation of all terms. Until Ms. Cambon’s official appointment as chief executive officer and chief investment officer of the external manager, Ms. Cambon will continue to meet the independent director criteria as specified in our charter. As a result of her acceptance of this offer, our board of directors determined that Ms. Cambon was no longer “independent” as defined under the rules of the New York Stock Exchange, and Ms. Cambon resigned from the audit committee in July 2018. In addition, Ms. Cambon has agreed to recuse herself from the review, deliberation and approval of all matters that could raise a potential conflict of interest.
In determining that Professor Gabriel is independent under the New York Stock Exchange independence standards, the board of directors considered that (i) Peter M. Bren, one of our executive officers and one of our directors, is a member of the UCLA Anderson School of Management Board of Advisors and is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, (ii) Professor Gabriel is a Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management and (iii) in March 2012, Mr. Bren pledged a gift of $1.25 million to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. The contribution by Mr. Bren was made over five years in the amount of $250,000 per year. In addition, the board of directors considered that in 2017 Mr. Bren made an additional contribution to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management in the amount of $250,000. Because these contributions were made to a tax exempt entity and the contributions did not exceed $250,000 in any year, the board of directors determined that these contributions were not material and Professor Gabriel met the New York Stock Exchange independence standards.
Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Offering Policy. We continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue our dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time. For the year ended December 31, 2018, the costs of raising capital in our dividend reinvestment plan offering represented less than 1% of the capital raised.
Acquisition and Investment Policies. We have invested all of the net proceeds of our now-terminated primary initial public offering in a diverse portfolio of real estate investments. From time to time, and based upon asset sales, availability under our debt facilities or market conditions, we may seek to make additional real estate investments.
Other than our investments in joint ventures for the development of Hardware Village and Village Center Station II, we have made investments in core real estate properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. Our primary investment focus has been core office properties located throughout the United States, though we may also invest in other types of properties. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy. In many cases, these properties have slightly higher (10% to 15%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics may provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties required or will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects.

We generally hold fee title to the real estate properties in our portfolio. We have also made investments through joint ventures and in the future we may enter into other joint ventures, partnerships and co-ownership arrangements (including preferred equity investments) or participations for the purpose of obtaining interests in real estate properties and other real estate investments.
We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we currently expect. In fact, we may invest in whatever types of real estate or real estate-related assets we believe are in our best interests. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
As of March 8, 2019, we owned 28 office properties and one mixed-use office/retail property and we had entered into a consolidated joint venture to develop and subsequently operate the Hardware Village apartment project, which is currently under construction.
Borrowing Policies. We have financed our real estate acquisitions to date with a combination of the proceeds received from our now-terminated initial public offering and debt. We may use proceeds from borrowings to: finance acquisitions of new properties or assets or for originations of new loans; pay for capital improvements, repairs or tenant build-outs to properties; refinance existing indebtedness; pay distributions; or provide working capital. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets, meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of January 31, 2019, our borrowings and other liabilities were approximately 63% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Disposition Policies. We generally intend to hold our core properties for three to seven years, which we believe is a reasonable period to enable us to capitalize on the potential for increased income and capital appreciation of properties. However, economic and market conditions have influenced us to hold certain real estate properties for different periods of time. Our advisor develops a well-defined exit strategy for each investment we make and periodically performs a hold-sell analysis on each investment. These periodic analyses focus on the remaining available value enhancement opportunities for the investment, the demand for the investment in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the investment, whether via an individual sale or as part of a portfolio sale or merger, would generate a favorable return to our stockholders. We may sell an investment before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the investment would otherwise be in the best interest of our stockholders.
We sold one office property during the year ended December 31, 2018.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves that we update periodically during the year. We may also use proceeds from our dividend reinvestment plan offering, cash on hand, proceeds from asset sales, debt proceeds and cash flow from operations to meet our needs for working capital and to build a moderate level of cash reserves.

Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2018 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2018, total operating expenses represented approximately 1.0% and 24% of our average invested assets and our net income, respectively.
Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our advisor’s Chief Audit Executive, via the Ethics Hotline or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2018 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
We have entered into agreements with certain affiliates pursuant to which they provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own KBS Capital Advisors, our advisor, and KBS Capital Markets Group, our dealer manager. Messrs. Bren and Schreiber are also two of our executive officers and two of our directors. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.
Our Relationship with KBS Capital Advisors. Since our inception, our advisor has provided day-to-day management of our business. Among the services that are provided or have been provided by our advisor under the terms of the advisory agreement are the following:

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

Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring September 27, 2019, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2018 through the most recent date practicable, which was January 31, 2019, we compensated our advisor as set forth below.
Our advisor or its affiliates have paid, and in the future may pay, some of the offering costs related to our dividend reinvestment plan, including, but not limited to, our legal, accounting, printing, mailing and filing fees. We are responsible for reimbursing our advisor for these costs. At the end of our dividend reinvestment plan offering, our advisor has agreed to reimburse us to the extent that organization and other offering expenses exceed 2% of gross offering proceeds. No reimbursements made by us to our advisor may cause total organization and offering expenses incurred by us to exceed 15% of the aggregate gross offering proceeds as of the date of reimbursement. From January 1, 2018 through January 31, 2019, with respect to our dividend reinvestment plan, our advisor did not incur any organization and offering expenses on our behalf.
We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount to be funded by us to acquire or originate loans, including the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of such investments, acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. During the period from January 1, 2018 through January 31, 2019, we did not acquire any investments accounted for as a business combination, but we did acquire the unaffiliated developer's 25% equity interest in Village Center Station II and we now own 100% of the property. During the period from January 1, 2018 through January 31, 2019, we capitalized an aggregate of $1.0 million in acquisition fees related to the development of Hardware Village and our investment in Village Center Station II. We did not originate or purchase any loans from January 1, 2018 through January 31, 2019.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2018 through January 31, 2019, our advisor and its affiliates did not incur any such costs on our behalf.
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
From January 1, 2018 through January 31, 2019, asset management fees totaled $29.5 million. From January 1, 2018 through January 31, 2019, we paid $26.9 million in asset management fees, $2.3 million of which related to asset management fees incurred in prior periods. As of January 31, 2019, we had $4.9 million of asset management fees payable related to asset management fees incurred for the months of October 2018, December 2018 and January 2019, all of which were subsequently paid as of February 28, 2019. The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of any debt we use to acquire assets, the level of operating cash flow generated by our real estate investments, and the performance of all of the real estate investments in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
Under the advisory agreement, our advisor has the right to seek reimbursement from us for all costs and expenses it incurs in connection with the provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. With respect to employee costs, at this time our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. We have also agreed with our advisor to evenly divide certain costs and expenses related to our exploration and assessment of strategic alternatives. From January 1, 2018 through January 31, 2019, we reimbursed our advisor for $3.3 million of operating expenses, including $0.3 million of employee costs and $2.9 million related to our exploration and assessment of strategic alternatives. We also reimburse our advisor for certain of our direct costs incurred from third parties that were initially paid by our advisor on behalf of us.
In addition, from January 1, 2018 through January 31, 2019, our advisor reimbursed us $0.2 million for property insurance rebates.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or one of its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our advisor or one of its affiliates, the fee paid to our advisor or one of its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the aggregate disposition fees paid to our advisor or one of its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. We will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property. From January 1, 2018 through January 31, 2019, we sold one office property and incurred $0.4 million of disposition fees, all of which had been paid as of January 31, 2019.
In connection with our initial public offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure the obligations of Messrs. Bren, Hall, McMillan and Schreiber under this indemnification agreement in exchange for reimbursement to us by Messrs. Bren, Hall, McMillan and Schreiber for all costs, expenses and premiums related to this supplemental coverage, which does not dilute the directors and officers liability insurance coverage for the KBS entities. From January 1, 2018 through January 31, 2019, our advisor had incurred $0.1 million for the costs of the supplemental coverage obtained by us, all of which had been paid to the insurer or reimbursed to us as of January 31, 2019.
The conflicts committee considers our relationship with our advisor, our sponsor and Messrs. Bren, Hall, McMillan and Schreiber during 2018 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.

Our Relationship with KBS Capital Markets Group. We continue to offer shares under our dividend reinvestment plan offering. From January 1, 2018 through January 31, 2019, with respect to our dividend reinvestment plan offering, we did not reimburse our dealer manager for any expenses related to our dividend reinvestment plan offering.
We entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2018 through January 31, 2019, we incurred $0.1 million of costs and expenses related to the AIP Reimbursement Agreement.
The conflicts committee believes that these arrangements with our dealer manager are fair. We believe that the compensation and reimbursements paid to our dealer manager have allowed us to achieve our goal of investing in a large, diversified portfolio of real estate investments.
Our Relationship with other KBS-Affiliated Entities. On May 29, 2015, our indirect wholly owned subsidiary that owns 3003 Washington Boulevard entered into a lease with an affiliate of our advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent for the lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. From January 1, 2018 through January 31, 2019, we recognized $0.3 million of rental income related to the lease.
Prior to their approval of the lease, the conflicts committee and board of directors determined the lease to be fair and reasonable to us. We expect to renew the lease in March of 2019 and the conflicts committee and board of directors have determined the terms of the proposed renewal to be fair and reasonable to us.
On January 6, 2014, we, together with KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2018, we renewed our participation in the program. The program is effective through June 30, 2019. At renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage.
The conflicts committee believes that these arrangements with other KBS-affiliated entities are fair.
From January 1, 2018 through January 31, 2019, no other transactions occurred between us and KBS REIT I (which liquidated in December 2018), KBS REIT II, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Legacy Partners Apartment REIT (which liquidated in December 2018), KBS Growth & Income REIT, our dealer manager, our advisor or other KBS-affiliated entities.
Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interest of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 12, 2019	The Conflicts Committee of the Board of Directors: Barbara R. Cambon (chair), Jeffrey A. Dritley and Stuart A. Gabriel, Ph.D.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2018, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent registered public accounting firm, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent registered public accounting firm, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
For the years ended December 31, 2018 and 2017, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2018 and 2017, are set forth in the table below.

	2018	2017
Audit fees	$673,000	$658,500
Audit-related fees	—	—
Tax fees	152,024	122,453
All other fees	1,412	285
Total	$826,436	$781,238
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2018, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 28, 2018

10.2
Loan Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, and KBSIII 500 West Madison, LLC, collectively and Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.3
Deed of Trust (related to Legacy Town Center), by KBSIII Legacy Town Center, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.4
Deed of Trust (related to One Washingtonian), by KBSIII One Washingtonian, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.5
Deed of Trust (related to Preston Commons), by KBSIII Preston Commons, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.6
Deed of Trust (related to Sterling Plaza), by KBSIII Sterling Plaza, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.7
Deed of Trust (related to Ten Almaden), by KBSIII Ten Almaden, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.8
Deed of Trust (related to Towers at Emeryville), by KBSIII Towers at Emeryville, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.9
Guaranty Agreement (related to 60 South Sixth Street, Sterling Plaza, One Washingtonian, Towers at Emeryville, Ten Almaden, Legacy Town Center and 500 West Madison), by KBS REIT Properties III, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

Ex.	Description

10.10
Mortgage, Assignment of Leases and Rents, Security Agreement (related to 500 West Madison), by KBSIII 500 West Madison, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.11
Mortgage, Assignment of Leases and Rents, Security Agreement (related to RBC Plaza), by KBSIII 60 South Sixth Street, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.12
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of Bank of America, N.A., dated as of November 17, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.13
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of U.S. Bank, National Association, dated as of November 17, 2017, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.14
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of Wells Fargo Bank, National Association, dated as of November 17, 2017, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.15
Term Loan Agreement, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; and KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated October 17, 2018

10.16
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (Domain Gateway Project), by KBSIII Domain Gateway, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018

10.17
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (515 Congress Project), by KBSIII 515 Congress, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018

10.18
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing (Gateway Tech Project), by KBSIII 155 North 400 West, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018

10.19
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing (McEwen Project), by KBSIII 1550 West McEwen Drive, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018

10.20	Recourse Carve-Out Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018

10.21	Payment Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018

10.22
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated December 18, 2018

10.23
Promissory Note, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; KBSIII 1550 West McEwen Drive, LLC and Associated Bank National Association, dated December 18, 2018

Ex.	Description

10.24	Promissory Note, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; KBSIII 1550 West McEwen Drive, LLC and City National Bank, dated December 18, 2018

10.25	Promissory Note, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; KBSIII 1550 West McEwen Drive, LLC and Fifth Third Bank, dated December 18, 2018

10.26	Promissory Note, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; KBSIII 1550 West McEwen Drive, LLC and Regions Bank, dated December 18, 2018

10.27	Assignment and Assumption Agreement, by and between U.S. Bank National Association and Associated Bank National Association, dated December 18, 2018

10.28	Assignment and Assumption Agreement, by and between U.S. Bank National Association and City National Bank, dated December 18, 2018

10.29	Assignment and Assumption Agreement, by and between U.S. Bank National Association and Fifth Third Bank, dated December 18, 2018

10.30	Assignment and Assumption Agreement, by and between U.S. Bank National Association and Regions Bank, dated December 18, 2018

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 7, 2014

99.2	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed May 9, 2018

99.3	Consent of Duff & Phelps, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Appendix A
Capitalized terms used herein shall have the meaning set forth in our charter.
Independent Directors. The directors of the Corporation who are not associated and have not been associated within the last two years, directly or indirectly, with the Sponsor or Advisor of the Corporation.

(a)	A director shall be deemed to be associated with the Sponsor or Advisor if he or she:

(i)	owns an interest in the Sponsor, Advisor or any of their Affiliates;

(ii)	is employed by the Sponsor, Advisor or any of their Affiliates;

(iii)	is an officer or director of the Sponsor, Advisor or any of their Affiliates;

(iv)	performs services, other than as a director, for the Corporation;

(v)	is a director for more than three REITs organized by the Sponsor or advised by the Advisor; or

(vi)	has any material business or professional relationship with the Sponsor, Advisor or any of their Affiliates.

(b)
For purposes of determining whether or not a business or professional relationship is material pursuant to (a)(vi) above, the annual gross revenue derived by the director from the Sponsor, Advisor and their Affiliates shall be deemed material per se if it exceeds 5% of the director’s:

(i)	annual gross revenue, derived from all sources, during either of the last two years; or

(ii)	net worth, on a fair market value basis.

(c)
An indirect relationship shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the Sponsor, Advisor any of their Affiliates or the Corporation.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Real Estate Investment Trust III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
March 13, 2019

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Real estate:
Land	$402,008	$390,685
Buildings and improvements	2,911,995	2,680,838
Construction in progress	35,785	67,826
Tenant origination and absorption costs	223,723	230,576
Total real estate held for investment, cost	3,573,511	3,369,925
Less accumulated depreciation and amortization	(536,990)	(435,808)
Total real estate held for investment, net	3,036,521	2,934,117
Real estate held for sale, net	—	28,017
Total real estate, net	3,036,521	2,962,134
Cash and cash equivalents	75,023	65,486
Restricted cash	1,015	—
Investment in unconsolidated joint venture	—	33,997
Rents and other receivables, net	98,411	79,317
Above-market leases, net	4,176	5,861
Assets related to real estate held for sale, net	—	1,786
Prepaid expenses and other assets	85,645	72,226
Total assets	$3,300,791	$3,220,807
Liabilities and equity
Notes payable, net
Notes payable, net	$2,184,538	$1,920,138
Note payable related to real estate held for sale, net	—	21,648
Total notes payable, net	2,184,538	1,941,786
Accounts payable and accrued liabilities	67,265	71,012
Due to affiliates	4,209	3,239
Distributions payable	9,801	9,982
Below-market leases, net	17,553	24,610
Liabilities related to real estate held for sale, net	—	50
Redeemable common stock payable	31,647	18,870
Other liabilities	30,396	30,935
Total liabilities	2,345,409	2,100,484
Commitments and contingencies (Note 11)
Redeemable common stock	24,487	40,915
Equity:
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 177,523,853 and 180,864,707 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,775	1,809
Additional paid-in capital	1,555,380	1,591,640
Cumulative distributions in excess of net income (loss)	(626,543)	(514,451)
Accumulated other comprehensive income (loss)	—	110
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	930,612	1,079,108
Noncontrolling interest	283	300
Total equity	930,895	1,079,408
Total liabilities and equity	$3,300,791	$3,220,807
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$320,907	$314,597	$307,568
Tenant reimbursements	80,745	76,438	70,856
Other operating income	24,605	23,014	21,152
Interest income from real estate loan receivable	—	—	831
Total revenues	426,257	414,049	400,407
Expenses:
Operating, maintenance, and management	101,759	97,477	93,580
Real estate taxes and insurance	69,405	65,325	61,090
Asset management fees to affiliate	27,152	25,905	24,940
Real estate acquisition fees to affiliate	—	—	1,473
Real estate acquisition fees and expenses	—	—	306
General and administrative expenses	9,597	4,723	5,398
Depreciation and amortization	158,847	164,289	161,364
Interest expense	72,209	55,008	51,554
Total expenses	438,969	412,727	399,705
Other income (loss):
Other income	1,905	649	—
Other interest income	312	170	61
Equity in income (loss) from unconsolidated joint venture	2,088	(1)	—
Loss from extinguishment of debt	(225)	(766)	—
Gain on sale of real estate, net	11,942	—	—
Total other income	16,022	52	61
Net income	3,310	1,374	763
Net loss attributable to noncontrolling interest	17	—	—
Net income attributable to common stockholders	$3,327	$1,374	$763
Net income per common share attributable to common stockholders, basic and diluted	$0.02	$0.01	$—
Weighted-average number of common shares outstanding, basic and diluted	177,594,478	181,138,045	180,043,027
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$3,327	$1,374	$763
Other comprehensive income (loss):
Unrealized income (losses) on derivative instruments designated as cash flow hedges	95	900	(3,582)
Reclassification adjustment realized in net income (effective portion)	(205)	1,508	5,513
Total other comprehensive (loss) income	(110)	2,408	1,931
Total comprehensive income	3,217	3,782	2,694
Total comprehensive loss attributable to noncontrolling interest	17	—	—
Total comprehensive income attributable to common stockholders	$3,234	$3,782	$2,694
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2015	177,943,238	$1,779	$1,571,107	$(281,825)	$(4,229)	$1,286,832	$—	$1,286,832
Net income	—	—	—	763	—	763	—	763
Other comprehensive income	—	—	—	—	1,931	1,931	—	1,931
Issuance of common stock	6,485,383	65	61,806	—	—	61,871	—	61,871
Transfers to redeemable common stock	—	—	(6,504)	—	—	(6,504)	—	(6,504)
Redemptions of common stock	(3,538,049)	(35)	(34,732)	—	—	(34,767)	—	(34,767)
Distributions declared	—	—	—	(117,025)	—	(117,025)	—	(117,025)
Other offering costs	—	—	(25)	—	—	(25)	—	(25)
Noncontrolling interest contribution	—	—	—	—	—	—	300	300
Balance, December 31, 2016	180,890,572	$1,809	$1,591,652	$(398,087)	$(2,298)	$1,193,076	$300	$1,193,376
Net income	—	—	—	1,374	—	1,374	—	1,374
Other comprehensive income	—	—	—	—	2,408	2,408	—	2,408
Issuance of common stock	5,919,223	59	59,726	—	—	59,785	—	59,785
Transfers from redeemable common stock	—	—	2,086	—	—	2,086	—	2,086
Redemptions of common stock	(5,945,088)	(59)	(61,812)	—	—	(61,871)	—	(61,871)
Distributions declared	—	—	—	(117,738)	—	(117,738)	—	(117,738)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Balance, December 31, 2017	180,864,707	$1,809	$1,591,640	$(514,451)	$110	$1,079,108	$300	$1,079,408
Net income	—	—	—	3,327	—	3,327	(17)	3,310
Other comprehensive loss	—	—	—	—	(110)	(110)	—	(110)
Issuance of common stock	5,034,086	50	56,086	—	—	56,136	—	56,136
Transfers from redeemable common stock	—	—	3,649	—	—	3,649	—	3,649
Redemptions of common stock	(8,374,940)	(84)	(95,980)	—	—	(96,064)	—	(96,064)
Distributions declared	—	—	—	(115,419)	—	(115,419)	—	(115,419)
Other offering costs	—	—	(15)	—	—	(15)	—	(15)
Balance, December 31, 2018	177,523,853	$1,775	$1,555,380	$(626,543)	$—	$930,612	$283	$930,895
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$3,310	$1,374	$763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,847	164,289	161,364
Equity in (income) loss of unconsolidated joint venture	(2,088)	1	—
Noncash interest income on real estate-related investment	—	—	15
Deferred rents	(9,063)	(12,402)	(17,212)
Loss due to property damage	—	8,401	—
Bad debt expense	1,230	1,863	1,279
Amortization of above- and below-market leases, net	(5,350)	(6,710)	(8,924)
Amortization of deferred financing costs	6,356	4,952	5,064
Loss from extinguishment of debt	225	766	—
Unrealized gains on derivative instruments	(11,192)	(10,509)	(1,597)
Gain on sale of real estate	(11,942)	—	—
Changes in operating assets and liabilities:
Rents and other receivables	(11,230)	(5,220)	(5,019)
Prepaid expenses and other assets	(21,476)	(25,126)	(17,034)
Accounts payable and accrued liabilities	1,236	5,373	672
Other liabilities	1,154	(2,731)	2,740
Due to affiliates	910	118	(7,954)
Net cash provided by operating activities	100,927	124,439	114,157
Cash Flows from Investing Activities:
Acquisitions of real estate	—	—	(141,760)
Improvements to real estate	(88,721)	(81,949)	(67,275)
Proceeds from sale of real estate, net	41,649	—	—
Payments for construction in progress	(34,229)	(45,734)	(11,831)
Investment in unconsolidated joint venture	(426)	(33,708)	—
Purchase of joint venture partner's equity interest	(28,268)	—	—
Advances on real estate loan receivable	—	—	(544)
Principal repayments on real estate loan receivable	—	—	22,526
Escrow deposits for tenant improvements	1,111	(2,084)	—
Insurance proceeds received for property damage	4,629	—	—
Net cash used in investing activities	(104,255)	(163,475)	(198,884)
Cash Flows from Financing Activities:
Proceeds from notes payable	507,909	942,184	248,470
Principal payments on notes payable	(335,243)	(778,670)	(108,457)
Payments of deferred financing costs	(3,243)	(11,206)	(2,201)
Payments to redeem common stock	(96,064)	(61,871)	(34,767)
Payments of other offering costs	(15)	(12)	(34)
Noncontrolling interest contribution	—	—	300
Return of contingent consideration related to acquisition of real estate	—	—	228
Distributions paid to common stockholders	(59,464)	(57,971)	(54,986)
Net cash provided by financing activities	13,880	32,454	48,553
Net increase (decrease) in cash, cash equivalents and restricted cash	10,552	(6,582)	(36,174)
Cash, cash equivalents and restricted cash, beginning of period	65,486	72,068	108,242
Cash, cash equivalents and restricted cash, end of period	$76,038	$65,486	$72,068
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,832, $2,433 and $163 for the years ended December 31, 2018, 2017 and 2016, respectively	$76,107	$58,472	$47,238
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$56,136	$59,785	$61,871
Increase in redeemable common stock payable	$12,777	$18,870	$—
Increase in accrued improvements to real estate	$—	$10,054	$53
Application of escrow deposits to acquisition of real estate	$—	$—	$4,350
Increase in construction in progress payable	$698	$—	$4,717
Increase in acquisition fee related to construction in progress due to affiliate	$350	$445	$132
Increase in acquisition fee on unconsolidated joint venture due to affiliate	$—	$290	$—
Transfer of land to construction in progress	$—	$—	$4,183
Real estate consolidated in connection with joint venture purchase	$132,100	$—	$—
Note payable assumed in connection with joint venture purchase	$66,570	$—	$—
Liabilities assumed in connection with joint venture purchase	$3,173	$—	$—
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2018, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of December 31, 2018, the Company owned 28 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of December 31, 2018, the Company had also sold 27,926,537 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $280.9 million. Also as of December 31, 2018, the Company had redeemed 19,687,309 shares sold in the Offering for $210.5 million.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2017, the Company classified one office property as held for sale, which the Company subsequently sold in May 2018. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
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
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the year ended December 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $7.4 million and were included in tenant reimbursements on the accompanying statements of operations.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Land	N/A
Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Real Estate Acquisition Valuation
As a result of the Company’s adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets during the years ended December 31, 2018, 2017 and 2016.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties and related gains on sale of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2018, 2017 and 2016 are included in continuing operations on the Company’s consolidated statements of operations.
Investments in Unconsolidated Joint Ventures
The Company follows the equity method of accounting for investments in joint ventures over which the Company may exercise significant influence, and for investments in joint ventures that qualify as variable interest entities of which the Company is not the primary beneficiary. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. During the year ended December 31, 2018, the Company held a 75% equity interest in an unconsolidated joint venture. In October 2018, the Company acquired the joint venture partner’s 25% equity interest, resulting in the consolidation of the investment. As of December 31, 2018, there were no unconsolidated real estate joint ventures accounted for under the equity method.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2018.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2018. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is composed of lender impound reserve accounts on the Company’s borrowings for capital improvements.
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
December 31, 2018

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan pursuant to which common stockholders may elect to have all or a portion of their dividends and other distributions, exclusive of dividends and other distributions that the Company’s board of directors designates as ineligible for reinvestment through the dividend reinvestment plan, reinvested in additional shares of the Company’s common stock in lieu of receiving cash distributions. Participants in the dividend reinvestment plan acquire shares of the Company’s common stock at a price equal to 95% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen by the Company’s board of directors for that purpose.
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
On December 6, 2017, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $11.73 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to the Company’s net asset value for deferred financing costs related to a portfolio loan facility that closed subsequent to September 30, 2017. The change in the dividend reinvestment plan purchase price was effective for the January 2, 2018 dividend reinvestment plan purchase date and was effective until the estimated value per share was updated. Commencing with the January 2, 2018 purchase date and until the estimated value per share was updated, the purchase price per share under the dividend reinvestment plan was $11.15.
On December 3, 2018, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $12.02 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2018, with the exception of an adjustment to the Company’s net asset value for the acquisition and assumed loan costs related to the Company’s buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to the Company’s net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018. The change in the dividend reinvestment plan purchase price was effective for the January 2, 2019 dividend reinvestment plan purchase date and is effective until the estimated value per share is updated. Thus, commencing with the January 2, 2019 purchase date and until the estimated value per share is updated, the purchase price per share under the dividend reinvestment plan is $11.42.
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
December 31, 2018

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

•
During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. Notwithstanding anything contained in the share redemption program to the contrary, the Company may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to its stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders. On May 8, 2018, the Company’s board of directors approved an increase of the funding available for the redemption of shares under the share redemption program by up to an additional $10.0 million for the May 2018 redemption date, with such increased amount to be used solely for Special Redemptions. In addition, on May 8, 2018, the Company’s board of directors approved the Fourth Amended and Restated Share Redemption Program (the “Fourth SRP”), which was effective June 8, 2018. The Fourth SRP provided that, for calendar year 2018 only, in addition to the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the dividend reinvestment plan during calendar year 2017, the Company may redeem up to an additional $42.0 million of shares, less the actual dollar amount of Special Redemptions processed on the May 2018 redemption date (such difference, the “2018 Additional Funding”); provided, however, that once the Company received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored would result in the amount of the remaining 2018 Additional Funding being $10.0 million or less, the remaining $10.0 million of the 2018 Additional Funding would be reserved exclusively for Special Redemptions. The Fourth SRP also provides that during any calendar year subsequent to calendar year 2018, once the Company has received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions.

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

Pursuant to the share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. From January 1, 2016 through June 8, 2018, the effective date of the Fourth SRP, the price at which the Company redeemed all other shares eligible for redemption was as follows:

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
Effective June 8, 2018, all redemptions other than Special Redemptions are made at a price per share equal to 95% of the Company’s most recent estimated value per share as of the applicable redemption date.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

On December 6, 2017, the Company’s board of directors approved an estimated value per share of its common stock of $11.73 (unaudited) as described above under “— Dividend Reinvestment Plan.” This estimated value per share became effective for the December 2017 redemption date, which was December 29, 2017.
On December 3, 2018, the Company’s board of directors approved an estimated value per share of its common stock of $12.02 (unaudited) as described above under “— Dividend Reinvestment Plan.” This estimated value per share became effective for the December 2018 redemption date, which was December 31, 2018. The Company currently expects to utilize an independent valuation firm to update its estimated value per share no later than December 2019.
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
The Fourth SRP provides that the Company’s board of directors may amend, suspend or terminate the share redemption program with 10 business days’ notice to the Company’s stockholders and that the Company may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
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
The Company limits the dollar value of shares that may be redeemed under the program as described above. For the year ended December 31, 2018, the Company redeemed $94.8 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2018 redemption date, except for 2,770,441 shares totaling $31.6 million. The Company recorded $31.6 million of redeemable common stock payable on the Company’s balance sheet as of December 31, 2018 related to these unfulfilled redemption requests. Effective January 1, 2019, this limitation was reset, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2018, the Company has an aggregate of $56.1 million available for redemptions in 2019, including the reserve for Special Redemptions (described above).

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), which liquidated in December 2018; KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”); KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), which liquidated in December 2018; KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”); KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”); and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
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
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. Commencing January 1, 2011, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. The Company and the Advisor have also agreed to evenly divide certain costs and expenses related to the Company’s exploration and assessment of strategic alternatives.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

With respect to investments in loans and any investments other than real estate, the Company paid the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount included any portion of the investment that was debt financed and was inclusive of acquisition or origination expenses related thereto but is exclusive of acquisition or origination fees paid or payable to the Advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (but excluding acquisition or origination fees paid or payable to the Advisor), as of the time of calculation.
Pursuant to the Advisory Agreement, with respect to asset management fees accruing from March 1, 2014, the Advisor has agreed to defer, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Institute of Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2018. As of December 31, 2018, the returns for calendar years 2014 through 2017 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2018, 2017 and 2016, respectively.
Distributions declared per common share were $0.650 during the years ended December 31, 2018, 2017 and 2016, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2016 through December 31, 2018. For each day that was a record date for distributions during the period from January 1, 2016 through December 31, 2018, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2018 was a record date for distributions.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of December 31, 2018, the Company aggregated its investments in real estate properties into one reportable business segment.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other measures, including annualized base rent and annualized base rent per square foot, used to describe real estate investments included in these notes to the consolidated financial statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Upon its adoption of ASU No. 2016-02 on January 1, 2019, the Company adopted the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company 1) did not reassess whether any expired or existing contracts are or contain leases, 2) did not reassess the lease classification for any expired or existing lease, and 3) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the current lease accounting standards of Topic 840 are or contain a lease under Topic 842.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon its adoption of the lease accounting standard under Topic 842, the Company adopted this practical expedient specifically related to its tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance will be accounted for as rental income on the Company’s statement of operations beginning January 1, 2019. In addition, ASU No. 2018-11 provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company adopted this transition method upon its adoption of the lease accounting standard of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019.
In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU No. 2018-20”), which permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead to account for these costs as if they were lessee costs. In addition, ASU No. 2018-20 requires lessors to 1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and 2) include lessor costs that are reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The amendments also clarify that lessors are required to allocate the variable payments to the lease and non-lease components and follow the recognition guidance in Topic 842 for the lease component and other applicable guidance, such as ASC 606, for the non-lease component. The Company made the accounting policy election related to sales taxes upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.
The Company created an inventory of its leases where the Company may be a lessee to assess the potential impact to the Company’s financial statements of adopting the new lease accounting standards. The adoption of the new lease accounting standard did not have a material impact to the Company’s financial statements on January 1, 2019. Beginning January 1, 2019, the Company, as a lessor, will record legal costs incurred to negotiate an operating lease as an expense, classified as operating, maintenance, and management on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842. In addition, the Company will account for new leases, including modifications of existing leases, entered into on and after January 1, 2019 under the new lease accounting standard under Topic 842 and follow the related presentation and disclosure requirements for reporting periods subsequent to January 1, 2019.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables from operating leases are not within the scope of Topic 326 and instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

3.	REAL ESTATE
Real Estate Held for Investment
As of December 31, 2018, the Company’s real estate portfolio held for investment was composed of 28 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 11.2 million rentable square feet. In addition, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. As of December 31, 2018, the Company’s real estate portfolio was collectively 93% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Domain Gateway	09/29/2011	Austin	TX	Office	$50,418	$(15,707)	$34,711
Town Center	03/27/2012	Plano	TX	Office	116,261	(28,838)	87,423
McEwen Building	04/30/2012	Franklin	TN	Office	37,198	(8,520)	28,678
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	26,918	(6,598)	20,320
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	52,647	(11,839)	40,808
RBC Plaza	01/31/2013	Minneapolis	MN	Office	153,330	(38,103)	115,227
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	92,350	(18,900)	73,450
Preston Commons	06/19/2013	Dallas	TX	Office	118,135	(23,497)	94,638
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,288	(13,388)	65,900
201 Spear Street	12/03/2013	San Francisco	CA	Office	141,683	(15,122)	126,561
500 West Madison	12/16/2013	Chicago	IL	Office	436,482	(70,635)	365,847
222 Main	02/27/2014	Salt Lake City	UT	Office	165,524	(30,781)	134,743
Anchor Centre	05/22/2014	Phoenix	AZ	Office	95,496	(15,127)	80,369
171 17th Street	08/25/2014	Atlanta	GA	Office	134,166	(27,715)	106,451
Reston Square	12/03/2014	Reston	VA	Office	46,593	(8,667)	37,926
Ten Almaden	12/05/2014	San Jose	CA	Office	124,563	(17,688)	106,875
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	276,822	(32,950)	243,872
101 South Hanley	12/24/2014	St. Louis	MO	Office	72,269	(11,661)	60,608
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,150	(20,296)	130,854
Village Center Station	05/20/2015	Greenwood Village	CO	Office	76,332	(10,609)	65,723
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	127,856	(18,096)	109,760
201 17th Street	06/23/2015	Atlanta	GA	Office	102,045	(14,293)	87,752
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,646	(9,629)	53,017
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	90,382	(11,947)	78,435
515 Congress	08/31/2015	Austin	TX	Office	120,999	(14,175)	106,824
The Almaden	09/23/2015	San Jose	CA	Office	169,945	(16,625)	153,320
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,439	(4,916)	55,523
Carillon	01/15/2016	Charlotte	NC	Office	153,783	(18,025)	135,758
Hardware Village (1)	08/26/2016	Salt Lake City	UT	Development/Apartment	105,691	(1,405)	104,286
Village Center Station II (2)	10/11/2018	Greenwood Village	CO	Office	132,100	(1,238)	130,862
					$3,573,511	$(536,990)	$3,036,521

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

_____________________
(1) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a joint venture (the “Hardware Village Joint Venture”) to develop and subsequently operate a multifamily apartment complex, located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture. In July 2018, one of the two buildings consisting of 265 units was placed into service. The total real estate, at cost, for the building that was placed into service was $68.3 million as of December 31, 2018.
(2) On March 3, 2017, the Company acquired a 75% equity interest in an existing company and created a joint venture with an unaffiliated developer to develop and subsequently operate Village Center Station II. On October 11, 2018, the Company purchased the developer’s 25% equity interest. For more information, see Note 5, “Investment in Unconsolidated Joint Venture.”
As of December 31, 2018, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$365,847	11.1%	$34,071	$29.08	80.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2018, the leases had remaining terms, excluding options to extend, of up to 14.8 years with a weighted-average remaining term of 4.5 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million and $11.5 million as of December 31, 2018 and 2017, respectively. No material tenant credit issues have been identified at this time. During the years ended December 31, 2018, 2017 and 2016, the Company recorded bad debt expense of $1.2 million, $1.9 million and $1.3 million, respectively. As of December 31, 2018, the Company had a bad debt expense reserve of approximately $0.5 million, which represented less than 1% of its annualized base rent.
During the years ended December 31, 2018, 2017 and 2016, the Company recognized deferred rent from tenants of $9.1 million, $12.4 million and $17.2 million, respectively. As of December 31, 2018 and 2017, the cumulative deferred rent balance was $92.8 million and $74.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $17.2 million and $9.3 million of unamortized lease incentives as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, the future minimum rental income from the Company’s properties, excluding apartment leases, under its non-cancelable operating leases was as follows (in thousands):

2019	$306,808
2020	288,163
2021	263,186
2022	229,346
2023	189,991
Thereafter	557,175
$1,834,669

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

As of December 31, 2018, the Company’s office and office/retail properties were leased to approximately 850 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Finance	152	$60,016	18.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2018, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of December 31, 2018, the Company’s net investments in real estate in California, Texas and Illinois represented 19%, 15% and 11% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Property Damage
In December 2017, 222 Main located in Salt Lake City, Utah suffered physical damages due to a broken sprinkler pipe. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $5,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $7.9 million during the year ended December 31, 2017, which was reduced by $7.9 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss of $5,000 due to damages during the year ended December 31, 2017 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible. During the year ended December 31, 2018, the Company received $4.6 million in insurance recoveries relating to the property damage. In addition, the Company reduced the estimated aggregate loss due to damages and the estimated insurance recoveries related to such damages by $2.4 million.
During the year ended December 31, 2018, the Company recorded $0.7 million of business interruption insurance recovery, which is included in rental income on the accompanying consolidated statements of operations. During the year ended December 31, 2018, the Company received $1.3 million of business interruption insurance recovery, consisting of $0.7 million of revenue related to the year ended December 31, 2017 and $0.6 million of revenue related to the period from January through May 2018.
As of December 31, 2018, the Company recorded $0.9 million of insurance recoveries receivable, which is included in prepaid expenses and other assets on the accompanying consolidated balance sheet.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Real Estate Sales
During the year ended December 31, 2018, the Company disposed of one office property. During the years ended December 31, 2017 and 2016, the Company did not dispose of any real estate properties.
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
The results of operations for the property during the year ended December 31, 2018 and gain on sale as of December 31, 2018 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to this property for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenues
Rental income	$1,802	$4,513	$4,458
Tenant reimbursements and other operating income	110	153	68
Total revenues	$1,912	$4,666	$4,526
Expenses
Operating, maintenance, and management	$430	$1,363	$1,272
Real estate taxes and insurance	213	456	436
Asset management fees to affiliate	127	264	340
Depreciation and amortization	—	1,880	2,200
Interest expense	320	662	503
Total expenses	$1,090	$4,625	$4,751
The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2017 (in thousands). The Company sold this property in May 2018. No real estate properties were held for sale as of December 31, 2018.

	December 31, 2018	December 31, 2017
Assets related to real estate held for sale
Total real estate, at cost	$—	$33,575
Accumulated depreciation and amortization	—	(5,558)
Real estate held for sale, net	—	28,017
Other assets	—	1,786
Total assets related to real estate held for sale	$—	$29,803
Liabilities related to real estate held for sale
Notes payable, net	—	21,648
Other liabilities	—	50
Total liabilities related to real estate held for sale	$—	$21,698

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2018 and 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cost	$223,723	$230,576	$11,118	$12,301	$(40,601)	$(47,459)
Accumulated Amortization	(117,955)	(108,078)	(6,942)	(6,440)	23,048	22,849
Net Amount	$105,768	$122,498	$4,176	$5,861	$(17,553)	$(24,610)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Amortization	$(31,201)	$(41,090)	$(46,647)	$(1,712)	$(2,285)	$(2,794)	$7,062	$8,995	$11,718
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2018 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2019	$(24,929)	$(1,361)	$4,661
2020	(19,583)	(834)	3,813
2021	(16,658)	(648)	3,435
2022	(13,318)	(492)	2,582
2023	(10,624)	(314)	1,843
Thereafter	(20,656)	(527)	1,219
	$(105,768)	$(4,176)	$17,553
Weighted-Average Remaining Amortization Period	6.0 years	4.6 years	4.7 years

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On March 3, 2017, the Company, through an indirect wholly owned subsidiary, acquired a 75% equity interest in an existing company and created a joint venture (the “Village Center Station II Joint Venture”) with an unaffiliated developer, Shea Village Center Station II, LLC (the “Developer”), to develop and subsequently operate a 12-story office building and an adjacent two-story office/retail building in the Denver submarket of Greenwood Village, Colorado (together, “Village Center Station II”). The total cost of the development was $111.2 million and the Company’s initial capital contribution to the Village Center Station II Joint Venture was $32.3 million. The Village Center Station II Joint Venture funded the construction of Village Center Station II with capital contributions from its members and proceeds from a construction loan of $78.5 million. The Company concluded that the Village Center Station II Joint Venture qualified as a variable interest entity (“VIE”) and determined that it was not the primary beneficiary of this VIE and to account for its investment in the project under the equity method of accounting. Village Center Station II was substantially completed in May 2018.
On October 11, 2018, the Company purchased the Developer’s 25% equity interest for $28.2 million. Upon acquisition of the Developer’s interest, the Company accounted for Village Center Station II on a consolidated basis.
In accordance with the FASB ASC 810, Consolidation, upon the initial consolidation of a VIE that is not considered a business, the difference between (a) the sum of the total fair value of the consideration plus the reported amount of previously held interests and (b) the sum of the individual fair values of the net assets is recognized as a gain or loss. At acquisition, the fair value based on a third-party appraisal of Village Center Station II was $132.1 million, which was allocated to the assets and liabilities acquired. The Company allocated $8.6 million to land, $109.0 million to building and improvements and $14.5 million to tenant origination and absorption costs. The Company’s total cost basis was $130.1 million, which includes the Company’s investment in the unconsolidated joint venture, the consideration paid to purchase the Developer’s 25% equity interest, debt assumed from the joint venture, and acquisition fees and expenses. As a result, the Company recorded a remeasurement gain of $2.0 million as a result of change in control, which was included in equity income from unconsolidated joint venture during the year ended December 31, 2018.
The intangible assets acquired in connection with this transaction have a weighted-average amortization period as of the date of the acquisition of 9.7 years for tenant origination and absorption costs. The Company capitalized $1.4 million of acquisition costs related to this property. During the year ended December 31, 2018, the Company recognized $2.0 million of total revenues and $0.8 million of operating expenses from this property.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

6.	NOTES PAYABLE
As of December 31, 2018 and 2017, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of December 31, 2018(1)	Effective Interest Rate as of December 31, 2018(1)	Payment Type	Maturity Date(2)
Portfolio Loan (3)	$84,484	$188,460	One-month LIBOR + 1.90%	4.25%	Interest Only	06/01/2019
222 Main Mortgage Loan	97,522	99,471	3.97%	3.97%	Principal & Interest	03/01/2021
Anchor Centre Mortgage Loan	49,647	50,000	One-month LIBOR + 1.50%	3.85%	Principal & Interest	06/01/2019
171 17th Street Mortgage Loan	84,460	85,292	One-month LIBOR + 1.45%	3.80%	Principal & Interest	09/01/2019
Reston Square Mortgage Loan (4)	29,479	29,800	One-month LIBOR + 1.50%	3.85%	Principal & Interest	02/01/2019
101 South Hanley Mortgage Loan	43,090	40,557	One-month LIBOR + 1.55%	3.92%	Principal & Interest	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	3.56%	Interest Only	02/01/2020
Rocklin Corporate Center Mortgage Loan (5)	—	21,689	(5)	(5)	(5)	(5)
201 17th Street Mortgage Loan	64,428	64,428	One-month LIBOR + 1.40%	3.60%	Interest Only	08/01/2019
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only (6)	09/01/2022
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	3.57%	Interest Only	10/01/2022
515 Congress Mortgage Loan (7)	—	68,381	(7)	(7)	(7)	(7)
201 Spear Street Mortgage Loan (8)	125,000	100,000	One-month LIBOR + 1.45%	3.91%	Interest Only	01/05/2024
Carillon Mortgage Loan	92,197	90,248	One-month LIBOR + 1.65%	3.43%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan (9)	32,662	28,404	One-month LIBOR + 1.60%	3.24%	Interest Only	02/01/2019
Hardware Village Loan Facility (10)	49,664	21,011	One-month LIBOR + 3.25%	5.71%	Interest Only	02/23/2020
Portfolio Loan Facility (11)	893,500	797,500	One-month LIBOR + 1.80%	3.85%	Interest Only	11/03/2020
Village Center Station II Loan(12)	78,343	—	One-month LIBOR + 1.70%	4.05%	Principal & Interest	03/01/2022
Portfolio Revolving Loan Facility (7)	200,000	—	One-month LIBOR + 1.50%	3.71%	Interest Only	11/01/2021
Total notes payable principal outstanding	2,196,154	1,956,919
Deferred financing costs, net	(11,616)	(15,133)
Total notes payable, net	$2,184,538	$1,941,786

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of December 31, 2018, where applicable. For further information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) See below, “Recent Financing Transactions - Portfolio Loan.”
(4) Subsequent to December 31, 2018, the Reston Square Mortgage Loan maturity date was extended to February 1, 2020.
(5) On May 25, 2018, in connection with the disposition of Rocklin Corporate Center, the Company paid off the Rocklin Corporate Center Mortgage Loan.
(6) Represents the payment type required under the loan as of December 31, 2018. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(7) See below, “Recent Financing Transactions - Portfolio Revolving Loan Facility.”
(8) See below, “Recent Financing Transactions - 201 Spear Street Mortgage Loan Refinancing.”
(9) On February 1, 2019, the 3001 Washington Boulevard Mortgage Loan was paid off.
(10) As of December 31, 2018, $49.7 million had been disbursed and $24.3 million remained available for future disbursements, subject to certain conditions contained in the loan documents.
(11) As of December 31, 2018, the Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, One Washingtonian Center, Towers at Emeryville, Ten Almaden, Town Center and 500 West Madison. The face amount of the Portfolio Loan Facility is $1.01 billion, of which $757.5 million is term debt and $252.5 million is revolving debt. As of December 31, 2018, the outstanding balance under the loan consisted of $757.5 million of term debt and $136.0 million of revolving debt. As of December 31, 2018, an additional $116.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan Facility, the Company has an option to increase the loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.41 billion, of which 75% would be term debt and 25% would be revolving debt, subject to certain conditions contained in the loan documents.
(12) On March 3, 2017, the Company acquired a 75% equity interest in an existing company and created a joint venture with an unaffiliated developer to develop and subsequently operate Village Center Station II. On October 11, 2018, the Company purchased the unaffiliated developer’s 25% equity interest. As such, the Village Center Station II Loan was included in the Company's consolidated financial statements as of December 31, 2018.
During the years ended December 31, 2018, 2017 and 2016, the Company incurred $72.2 million, $55.0 million and $51.6 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $6.5 million, $5.3 million and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which reduced interest expense by $11.1 million, reduced interest expense by $3.1 million and increased interest expense by $6.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, the Company capitalized $2.8 million, $2.4 million and $0.2 million of interest related to construction in progress for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, $6.8 million and $6.1 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2018 (in thousands):

2019	$348,679
2020	1,171,460
2021	294,894
2022	256,121
2023	—
Thereafter	125,000
$2,196,154
The Company’s notes payable contain financial debt covenants. As of December 31, 2018, the Company was in compliance with these debt covenants.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Recent Financing Transactions
Portfolio Revolving Loan Facility
On October 17, 2018, the Company, through indirect wholly owned subsidiaries (each a “Portfolio Revolving Loan Facility Borrower”), entered into a three-year loan facility with an unaffiliated lender (the “Portfolio Revolving Loan Facility Lender”), for a committed amount of up to $215.0 million (the “Portfolio Revolving Loan Facility”), of which $107.5 million is term debt and $107.5 million is revolving debt. At closing, $200.0 million was available for funding under the Portfolio Revolving Loan Facility with an additional $15.0 million available upon satisfaction of certain conditions set forth in the loan documents. At closing, $107.5 million of the term debt and $92.5 million of revolving debt was funded, of which approximately $69.8 million was used to pay off the 515 Congress Mortgage Loan and approximately $104.0 million was used to pay down one of the Company’s existing portfolio loan facilities. See “Portfolio Loan” below. The remaining amount was used to pay origination fees and accrued interest, with excess proceeds held by the Company for liquidity management. The Portfolio Revolving Loan Facility may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes.
The Portfolio Revolving Loan Facility matures on November 1, 2021, with two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Company will have the right to prepay all or a portion of the Portfolio Revolving Loan Facility, subject to certain expenses potentially incurred by the Portfolio Revolving Loan Facility Lender as a result of the prepayment and subject to certain conditions contained in the loan documents. During the term of the Portfolio Revolving Loan Facility, the Company has an option to increase the committed amount of the Portfolio Revolving Loan Facility up to four times with each increase of the committed amount to be at least $15.0 million but no greater than, in the aggregate, an additional $170.0 million so that the committed amount will not exceed $385.0 million, of which 50% would be non-revolving debt and 50% would be revolving debt, with the addition of one or more properties to secure the loan, subject to certain terms and conditions contained in the loan documents. In addition, the Portfolio Revolving Loan Facility contains customary representations and warranties, financial and other covenants, events of default and remedies typical for this type of facility. The Portfolio Revolving Loan Facility is secured by 515 Congress, Domain Gateway, the McEwen Building, and Gateway Tech Center.
On December 18, 2018, the Portfolio Revolving Loan Facility was syndicated across five unaffiliated lenders, each becoming a Portfolio Revolving Loan Facility Lender.
KBS REIT Properties III, LLC (“REIT Properties III”), the Company’s wholly owned subsidiary, is providing a guaranty of (i) up to 25% of the committed amount under the Portfolio Revolving Loan Facility, as such amount may be adjusted from time to time pursuant to the terms of the loan documents, (ii) payment of, and agrees to protect, defend, indemnify and hold harmless each Portfolio Revolving Loan Facility Lender for, from and against, any liability, obligation, deficiency, loss, damage, costs and expenses (including reasonable attorney’s fees), and any litigation which may at any time be imposed upon, incurred or suffered by any Portfolio Revolving Loan Facility Lender because of (a) certain intentional acts committed by any Portfolio Revolving Loan Facility Borrower, (b) fraud or intentional misrepresentations by a Portfolio Revolving Loan Facility Borrower or REIT Properties III in connection with the loan documents as described in the guaranty agreement, and (c) certain bankruptcy or insolvency proceedings involving a Portfolio Revolving Loan Facility Borrower, as such acts are described in the guaranty, and (iii) upon and subject to the events and conditions described in the guaranty, payment of certain indemnity obligations of a Portfolio Revolving Loan Facility Borrower related to environmental matters.
Portfolio Loan
On October 17, 2018, in connection with entry into the Portfolio Revolving Loan Facility, the Company paid down the Portfolio Loan by approximately $104.0 million, of which $43.0 million was term debt and $61.0 million was revolving debt. Domain Gateway, the McEwen Building, and Gateway Tech Center were released as collateral under the Portfolio Loan. In accordance with the terms of the Portfolio Loan, the committed amount of the Portfolio Loan was reduced from $255.0 million to $169.0 million, of which $84.5 million is term debt and $84.5 million is revolving debt. As a result of the paydown, the Portfolio Loan's outstanding principal balance was reduced to $84.5 million, all of which was term debt. As of December 31, 2018, the revolving debt of $84.5 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. As of December 31, 2018, the Portfolio Loan was secured by the Tower on Lake Carolyn, Park Place Village and Village Center Station.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

201 Spear Street Mortgage Loan Refinancing
On December 18, 2018, the Company, through an indirect wholly owned subsidiary (the “201 Spear Street Borrower”), entered into a five-year mortgage loan with two unaffiliated lenders (collectively, the “201 Spear Street Mortgage Loan Lender”) for $125.0 million (the “Refinancing”). At closing, $125.0 million of the Refinancing was funded, of which $100.0 million was used to pay off the existing 201 Spear Street Mortgage Loan principal balance. The remaining amount from the Refinancing was used to pay origination fees and accrued interest, with excess proceeds held by the Company for liquidity management. The Refinancing matures on January 5, 2024, with two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Company will have the right to prepay all or a portion of the Refinancing on or after January 2020, subject to certain conditions contained in the loan documents.
In connection with the Refinancing, REIT Properties III is providing a guaranty of the principal balance and any interest or other sums outstanding under Refinancing in the event of: the liquidation, dissolution, receivership, conservatorship, insolvency, bankruptcy, assignment for the benefit of creditors, sale of all or substantially all assets, reorganization, arrangement, composition, or readjustment of, or other similar proceedings affecting the status, composition, identity, existence, assets or obligations of the 201 Spear Street Borrower.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of December 31, 2018 and 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2018		December 31, 2017			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2018
Derivative instruments designated as hedging instruments
Interest rate swaps	—	$—	2	$118,400	(1)	(1)	(1)
Derivative instruments not designated as hedging instruments
Interest rate swaps	14	$1,208,957	16	$1,209,643	One-month LIBOR/ Fixed at 1.39% - 2.37%	2.03%	2.9
Interest rate cap (2)	1	$100,000	—	$—	One-month LIBOR at 3.00%	3.00%	—
_____________________
(1) Both interest rate swaps designated as hedging instruments matured during the year ended December 31, 2018.
(2) The interest rate cap terminated on January 1, 2019.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017 (dollars in thousands):

		December 31, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	—	$—	1	$128
Interest rate swaps	Other liabilities, at fair value	—	$—	1	$(18)

Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	14	$15,909	10	$6,386
Interest rate swaps	Other liabilities, at fair value	—	$—	6	$(1,677)
Interest rate cap	Prepaid expenses and other assets, at fair value	1	$—	—	$—
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

	For the Years Ended December 31,
	2018	2017	2016
Income statement related
Derivatives designated as hedging instruments
Amount of (income) expense recognized on interest rate swaps (effective portion)	$(205)	$1,508	$5,513
	(205)	1,508	5,513

Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	295	5,664	2,513
Unrealized gain on interest rate swaps	(11,200)	(10,288)	(1,600)
Fair value loss on interest rate cap	8	—	3
	(10,897)	(4,624)	916
(Decrease) increase in interest expense as a result of derivatives	$(11,102)	$(3,116)	$6,429

Other comprehensive income related
Unrealized income (losses) on derivative instruments	$95	$900	$(3,582)
During the years ended December 31, 2018, 2017 and 2016, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2018 and 2017, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$2,196,154	$2,184,538	$2,202,587	$1,956,919	$1,941,786	$1,950,965
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
As of December 31, 2018, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swap	$15,909	$—	$15,909	$—
Asset derivatives - interest rate cap	—	—	—	—
As of December 31, 2018, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Real estate (1)	$132,100	$—	$—	$132,100
_____________________
(1) On March 3, 2017, the Company acquired a 75% equity interest in an existing company and created a joint venture with an unaffiliated developer to develop and subsequently operate Village Center Station II. On October 11, 2018, the Company purchased the developer’s 25% equity interest and accounted for Village Center Station II on a consolidated basis, recording the real estate at fair value. Amount represents the fair value of the real estate upon the acquisition of the developer’s interest calculated using a discounted cash flow analysis.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into the AIP Reimbursement Agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS REIT I (which liquidated in December 2018), KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT (which liquidated in December 2018), KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2018, the Company renewed its participation in the program. The program is effective through June 30, 2019. At renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2018, 2017 and 2016, respectively, and any related amounts payable as of December 31, 2018 and 2017 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2018	2017	2016	2018	2017
Expensed
Asset management fees (1)	$27,152	$25,905	$24,940	$2,559	$2,262
Reimbursement of operating expenses (2) (3)	3,612	327	423	734	121
Real estate acquisition fees	—	—	1,473	—	—
Disposition fees (4)	429	—	—	—	—
Capitalized
Acquisition fee on development project	350	445	121	916	566
Acquisition fee on unconsolidated joint venture	674	613	—	—	290
Asset management fees on development project	—	48	38	—	—
Asset management fee on unconsolidated joint venture	—	14	—	—	—
	$32,217	$27,352	$26,995	$4,209	$3,239
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $325,000, $242,000 and $217,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2018, 2017 and 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Reimbursement of operating expenses includes $3.1 million in professional fees incurred related to the assessment of strategic alternatives for the year ended December 31, 2018. The Company and the Advisor have agreed to evenly divide certain costs and expenses related to the Company’s exploration and assessment of strategic alternatives.
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage.  During each of the years ended December 31, 2018, 2017 and 2016, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.
For each of the years ended December 31, 2018, 2017 and 2016, the Advisor reimbursed the Company $0.2 million for property insurance rebates. During the year ended December 31, 2016, the Advisor and/or the Dealer Manager reimbursed the Company $0.1 million for legal and professional fees and travel expenses.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Deferral of Asset Management Fees
Pursuant to the Advisory Agreement, with respect to asset management fees accruing from March 1, 2014, the Advisor has agreed to defer, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.
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
As of December 31, 2018, the Company had accrued and deferred payment of $2.6 million of asset management fees under the Advisory Agreement, which were subsequently paid in February 2019.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor for 5,046 rentable square feet, or approximately 2.3% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot. During each of the years ended December 31, 2018, 2017 and 2016, the Company recognized $0.2 million of revenue related to this lease.
Prior to their approval of the lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.
During the years ended December 31, 2018, 2017 and 2016, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

10.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$104,179	$107,576	$106,145	$108,357
Net income (loss) attributable to common stockholders	$16,630	$17,749	$(4,070)	$(26,982)
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.09	$0.10	$(0.02)	$(0.15)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$105,400	$103,019	$102,558	$103,072
Net income (loss) attributable to common stockholders	$4,986	$(1,568)	$(3,151)	$1,107
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.03	$(0.01)	$(0.02)	$0.01
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164
__________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective periods from January 1, 2017 through December 31, 2018. Each day during the periods from January 1, 2017 through December 31, 2018 was a record date for distributions. Distributions were calculated at the rate of $0.00178082 per share per day.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2018.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 2, 2019, the Company paid distributions of $9.8 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2018 through December 31, 2018. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of $0.00178082 per share per day. On February 4, 2019, the Company paid distributions of $9.6 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on January 18, 2019. On March 1, 2019, the Company paid distributions of $9.4 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 18, 2019.
Distributions Authorized
On March 12, 2019, the Company’s board of directors authorized a March 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on March 18, 2019, which the Company expects to pay in April 2019, and an April 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on April 18, 2019, which the Company expects to pay in May 2019.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2018
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements(1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Domain Gateway	Austin, TX	100%	$(4)	$2,850	$44,523	$47,373	$3,045	$2,850	$47,568	$50,418	$(15,707)	2009	09/29/2011
Town Center	Plano, TX	100%	(5)	7,428	108,547	115,975	286	7,428	108,833	116,261	(28,838)	2001/2002/2006	03/27/2012
McEwen Building	Franklin, TN	100%	(4)	5,600	34,704	40,304	(3,106)	5,600	31,598	37,198	(8,520)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(4)	5,617	20,051	25,668	1,250	5,617	21,301	26,918	(6,598)	1909	05/09/2012
Tower on Lake Carolyn	Irving, TX	100%	(6)	2,056	44,579	46,635	6,012	2,056	50,591	52,647	(11,839)	1988	12/21/2012
RBC Plaza	Minneapolis, MN	100%	(5)	16,951	109,191	126,142	27,188	16,951	136,379	153,330	(38,103)	1991	01/31/2013
One Washingtonian Center	Gaithersburg, MD	100%	(5)	14,400	74,335	88,735	3,615	14,400	77,950	92,350	(18,900)	1990	06/19/2013
Preston Commons	Dallas, TX	100%	(5)	17,188	96,330	113,518	4,617	17,188	100,947	118,135	(23,497)	1958/1986	06/19/2013
Sterling Plaza	Dallas, TX	100%	(5)	6,800	68,292	75,092	4,196	6,800	72,488	79,288	(13,388)	1984	06/19/2013
201 Spear Street	San Francisco, CA	100%	125,000	40,279	85,941	126,220	15,463	40,279	101,404	141,683	(15,122)	1984	12/03/2013
500 West Madison	Chicago, IL	100%	(5)	49,306	370,662	419,968	16,514	49,306	387,176	436,482	(70,635)	1987	12/16/2013
222 Main	Salt Lake City, UT	100%	97,522	5,700	156,842	162,542	2,982	5,700	159,824	165,524	(30,781)	2009	02/27/2014
Anchor Centre	Phoenix, AZ	100%	49,647	13,900	73,480	87,380	8,116	13,900	81,596	95,496	(15,127)	1984	05/22/2014
171 17th Street	Atlanta, GA	100%	84,460	7,639	122,593	130,232	3,934	7,639	126,527	134,166	(27,715)	2004	08/25/2014
Reston Square	Reston, VA	100%	29,479	6,800	38,838	45,638	955	6,800	39,793	46,593	(8,667)	2007	12/03/2014
Ten Almaden	San Jose, CA	100%	(5)	7,000	110,292	117,292	7,271	7,000	117,563	124,563	(17,688)	1988	12/05/2014
Towers at Emeryville	Emeryville, CA	100%	(5)	49,183	200,823	250,006	26,815	49,183	227,638	276,821	(32,950)	1972/1975/1985	12/23/2014
101 South Hanley	St. Louis, MO	100%	43,090	6,100	57,363	63,463	8,806	6,100	66,169	72,269	(11,661)	1986	12/24/2014
3003 Washington Boulevard	Arlington, VA	100%	90,378	18,800	129,820	148,620	2,530	18,800	132,350	151,150	(20,296)	2014	12/30/2014
Village Center Station	Greenwood Village, CO	100%	(6)	4,250	73,631	77,881	(1,549)	4,250	72,082	76,332	(10,609)	2009	05/20/2015
Park Place Village	Leawood, KS	100%	(6)	11,009	117,070	128,079	(222)	11,009	116,848	127,857	(18,096)	2007	06/18/2015
201 17th Street	Atlanta, GA	100%	64,428	5,277	86,859	92,136	9,909	5,277	96,768	102,045	(14,293)	2007	06/23/2015
Promenade I & II at Eilan	San Antonio, TX	100%	37,300	3,250	59,314	62,564	82	3,250	59,396	62,646	(9,629)	2011	07/14/2015
CrossPoint at Valley Forge	Wayne, PA	100%	51,000	17,302	72,280	89,582	800	17,302	73,080	90,382	(11,947)	1974	08/18/2015
515 Congress	Austin, TX	100%	(6)	8,000	106,261	114,261	6,738	8,000	112,999	120,999	(14,175)	1975	08/31/2015
The Almaden	San Jose, CA	100%	93,000	29,000	130,145	159,145	10,800	29,000	140,945	169,945	(16,625)	1980/1981	09/23/2015
3001 Washington Boulevard	Arlington, VA	100%	32,662	9,900	41,551	51,451	8,988	9,900	50,539	60,439	(4,916)	2015	11/06/2015
Carillon	Charlotte, NC	100%	92,197	19,100	126,979	146,079	7,704	19,100	134,683	153,783	(18,025)	1991	01/15/2016
Hardware Village (7)	Salt Lake City, UT	99.24%	49,664	2,749	1,434	4,183	101,508	2,749	102,942	105,691	(1,405)	N/A	08/26/2016
Village Center Station II (8)	Greenwood Village, CO	100%	78,343	8,574	123,526	132,100	—	8,574	123,526	132,100	(1,238)	2018	10/11/2018
		Total		$402,008	$2,886,256	$3,288,264	$285,247	$402,008	$3,171,503	$3,573,511	$(536,990)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2018
(dollar amounts in thousands)

____________________
(1) Building and improvements includes tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets and property damage.
(3) The aggregate cost of real estate for federal income tax purposes was $3.8 billion (unaudited) as of December 31, 2018.
(4) As of December 31, 2018, these properties served as the security for the Portfolio Revolving Loan Facility, which had an outstanding principal balance of $200.0 million.
(5) As of December 31, 2018, these properties served as the security for the Portfolio Loan Facility, which had an outstanding principal balance of $893.5 million.
(6) As of December 31, 2018, these properties served as the security for the Portfolio Loan, which had an outstanding principal balance of $84.5 million.
(7) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into the Hardware Village Joint Venture to develop and subsequently operate a multifamily apartment complex, located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture. In July 2018, one of the two buildings consisting of 265 units was placed into service.
(8) On March 3, 2017, the Company acquired a 75% equity interest in an existing company and created a joint venture with an unaffiliated developer to develop and subsequently operate Village Center Station II. On October 11, 2018, the Company purchased the developer’s 25% equity interest and accounted for Village Center Station II on a consolidated basis, recording the real estate at fair value. The initial cost to the Company of $132.1 million reflects the fair value of the real estate upon acquisition of the developer’s interest.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2018
(dollar amounts in thousands)

	2018	2017	2016
Real Estate: (1)
Balance at the beginning of the year	$3,403,500	$3,333,649	$3,134,155
Acquisitions	132,100	—	149,745
Improvements	84,362	92,003	67,328
Construction in progress	35,518	45,973	16,680
Write off of fully depreciated and fully amortized assets	(48,388)	(59,724)	(34,259)
Loss due to property damage	—	(8,401)	—
Sale	(33,581)	—	—
Balance at the end of the year	$3,573,511	$3,403,500	$3,333,649
Accumulated depreciation and amortization: (1)
Balance at the beginning of the year	(441,366)	$(344,794)	$(222,431)
Depreciation and amortization expense	(149,569)	(156,296)	(156,622)
Write off of fully depreciated and fully amortized assets	48,388	59,724	34,259
Sale	5,557	—	—
Balance at the end of the year	$(536,990)	$(441,366)	$(344,794)
_____________________
(1) Amounts include properties held for sale.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 13, 2019.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 13, 2019
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 13, 2019
Jeffrey K. Waldvogel
/s/ PETER M. BREN	President and Director	March 13, 2019
Peter M. Bren
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 13, 2019
Stacie K. Yamane
/s/ BARBARA R. CAMBON	Director	March 13, 2019
Barbara R. Cambon
/s/ JEFFREY A. DRITLEY	Director	March 13, 2019
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	March 13, 2019
Stuart A. Gabriel, Ph.D.