Form 10-Q
period 2019-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2019-05-15
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of May 10, 2019, there were 174,798,124 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Real estate:
Land	$401,150	$402,008
Buildings and improvements	2,908,207	2,911,995
Construction in progress	43,321	35,785
Tenant origination and absorption costs	211,376	223,723
Total real estate held for investment, cost	3,564,054	3,573,511
Less accumulated depreciation and amortization	(549,720)	(536,990)
Total real estate held for investment, net	3,014,334	3,036,521
Cash and cash equivalents	76,552	75,023
Restricted cash	2,977	1,015
Rents and other receivables, net	103,212	98,411
Above-market leases, net	3,799	4,176
Prepaid expenses and other assets	93,691	85,645
Total assets	$3,294,565	$3,300,791
Liabilities and equity
Notes payable related to real estate held for investment, net	$2,263,500	$2,184,538
Accounts payable and accrued liabilities	74,776	67,265
Due to affiliate	4,247	4,209
Distributions payable	9,437	9,801
Below-market leases, net	16,228	17,553
Redeemable common stock payable	3,518	31,647
Other liabilities	33,651	30,396
Total liabilities	2,405,357	2,345,409
Commitments and contingencies (Note 9)
Redeemable common stock	18,525	24,487
Equity
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 174,110,694 and 177,523,853 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,741	1,775
Additional paid-in capital	1,550,411	1,555,380
Cumulative distributions in excess of net loss	(681,744)	(626,543)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	870,408	930,612
Noncontrolling interest	275	283
Total equity	870,683	930,895
Total liabilities and equity	$3,294,565	$3,300,791
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$103,007	$96,881
Other operating income	8,371	7,298
Total revenues	111,378	104,179
Expenses:
Operating, maintenance and management	23,735	23,153
Real estate taxes and insurance	17,446	16,774
Asset management fees to affiliate	6,872	6,620
General and administrative expenses	2,035	1,523
Depreciation and amortization	41,408	38,982
Interest expense	37,947	810
Impairment charges on real estate	8,706	—
Total expenses	138,149	87,862
Other income:
Other income	13	301
Other interest income	72	12
Total other income, net	85	313
Net (loss) income	(26,686)	16,630
Net loss attributable to noncontrolling interest	8	—
Net (loss) income attributable to common stockholders	$(26,678)	$16,630
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.15)	$0.09
Weighted-average number of common shares outstanding, basic and diluted	175,529,147	179,537,623
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(26,686)	$16,630
Other comprehensive (loss) income:
Unrealized income on derivative instruments designated as cash flow hedges	—	84
Reclassification adjustment realized in net income (effective portion)	—	(12)
Total other comprehensive income	—	72
Total comprehensive (loss) income	(26,686)	16,702
Total comprehensive loss attributable to noncontrolling interest	8	—
Total comprehensive (loss) income attributable to common stockholders	$(26,678)	$16,702
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2018	177,523,853	$1,775	$1,555,380	$(626,543)	$—	$930,612	$283	$930,895
Net loss	—	—	—	(26,678)	—	(26,678)	(8)	(26,686)
Other comprehensive income	—	—	—	—	—	—	—	—
Issuance of common stock	1,181,823	12	13,485	—	—	13,497	—	13,497
Transfers from redeemable common stock	—	—	34,108	—	—	34,108	—	34,108
Redemptions of common stock	(4,594,982)	(46)	(52,560)	—	—	(52,606)	—	(52,606)
Distributions declared	—	—	—	(28,523)	—	(28,523)	—	(28,523)
Other offering costs	—	—	(2)	—	—	(2)	—	(2)
Balance, March 31, 2019	174,110,694	$1,741	$1,550,411	$(681,744)	$—	$870,408	$275	$870,683

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2017	180,864,707	$1,809	$1,591,640	$(514,451)	$110	$1,079,108	$300	$1,079,408
Net income	—	—	—	16,630	—	16,630	—	16,630
Other comprehensive income	—	—	—	—	72	72	—	72
Issuance of common stock	1,280,085	13	14,260	—	—	14,273	—	14,273
Transfers from redeemable common stock	—	—	45,511	—	—	45,511	—	45,511
Redemptions of common stock	(5,151,510)	(52)	(59,732)	—	—	(59,784)	—	(59,784)
Distributions declared	—	—	—	(28,773)	—	(28,773)	—	(28,773)
Balance, March 31, 2018	176,993,282	$1,770	$1,591,679	$(526,594)	$182	$1,067,037	$300	$1,067,337
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(26,686)	$16,630
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	41,408	38,982
Impairment charges on real estate	8,706	—
Deferred rents	(1,874)	(3,624)
Bad debt recovery	—	(232)
Amortization of above- and below-market leases, net	(948)	(1,371)
Amortization of deferred financing costs	1,615	1,549
Unrealized losses (gains) on derivative instruments	14,619	(18,037)
Changes in operating assets and liabilities:
Rents and other receivables	(3,072)	(1,621)
Prepaid expenses and other assets	(19,321)	(12,415)
Accounts payable and accrued liabilities	1,662	(10,606)
Other liabilities	(1,094)	1,843
Due to affiliates	(7)	10
Net cash provided by operating activities	15,008	11,108
Cash Flows from Investing Activities:
Improvements to real estate	(13,713)	(21,155)
Payments for construction in progress	(5,041)	(7,279)
Investment in unconsolidated joint venture	—	(311)
Payment of post-closing acquisition costs	(338)	—
Insurance proceeds received for property damage	519	2,544
Net cash used in investing activities	(18,573)	(26,201)
Cash Flows from Financing Activities:
Proceeds from notes payable	111,398	83,875
Principal payments on notes payable	(33,971)	(747)
Payments of deferred financing costs	(2,401)	(26)
Payments to redeem common stock	(52,578)	(59,784)
Payments of other offering costs	(2)	—
Distributions paid to common stockholders	(15,390)	(14,646)
Net cash provided by financing activities	7,056	8,672
Net increase (decrease) in cash and cash equivalents	3,491	(6,421)
Cash, cash equivalents and restricted cash, beginning of period	76,038	65,486
Cash, cash equivalents and restricted cash, end of period	$79,529	$59,065
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $475 and $1,070 for the three months ended March 31, 2019 and 2018, respectively	$20,774	$16,807
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$9,437	$9,836
Redeemable common stock payable	$3,518	$9,232
Accrued improvements to real estate	$20,596	$23,896
Construction in progress payable	$8,118	$9,016
Acquisition fee related to construction in progress due to affiliate	$961	$635
Acquisition fee on unconsolidated joint venture due to affiliate	$—	$383
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$13,497	$14,273
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2019, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of March 31, 2019, the Company owned 28 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of March 31, 2019, the Company had also sold 29,108,360 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $294.4 million. Also as of March 31, 2019, the Company had redeemed 24,282,291 shares sold in the Offering for $263.1 million.
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, except for the Company’s adoption of the lease accounting standards issued by the Financial Accounting Standards Board (“FASB”) effective on January 1, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three months ended March 31, 2018, the Company reclassified $17.9 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
Revenue Recognition - Operating Leases
Real Estate
On January 1, 2019, the Company adopted the lease accounting standards under Topic 842 including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted this transition method upon its adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company’s comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations beginning January 1, 2019. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations beginning January 1, 2019.
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the lessee or lessor supervises the construction and bears the risk of cost overruns;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
The Company leases apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. The Company recognizes rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and tenant reimbursements and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations.  Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
Beginning January 1, 2019, the Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classify such costs as operating, maintenance, and management expense on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2019 and 2018.
Distributions declared per common share were $0.160 in the aggregate for the three months ended March 31, 2018. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2018 through March 31, 2018.  For each day that was a record date for distributions during the period from January 1, 2018 through March 31, 2018, distributions were calculated at a rate of $0.00178082 per share per day.  Distributions declared per common share were $0.163 in the aggregate for the three months ended March 31, 2019.  Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2019 through March 2019.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of March 31, 2019, the Company aggregated its investments in real estate properties into one reportable business segment.
Square Footage, Occupancy and Other Measures
 Square footage, occupancy, number of tenants and other measures, including annualized base rent and annualized base rent per square foot, used to describe real estate investments included in these condensed notes to the consolidated financial statements are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
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
March 31, 2019
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
March 31, 2019
(unaudited)

3.	REAL ESTATE
Real Estate Held for Investment
As of March 31, 2019, the Company’s real estate portfolio held for investment was composed of 28 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 11.2 million rentable square feet. In addition, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. As of March 31, 2019, the Company’s real estate portfolio was collectively 92% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Domain Gateway	09/29/2011	Austin	TX	Office	$48,528	$(14,529)	$33,999
Town Center	03/27/2012	Plano	TX	Office	114,591	(28,331)	86,260
McEwen Building	04/30/2012	Franklin	TN	Office	36,772	(8,415)	28,357
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	27,295	(6,924)	20,371
Tower on Lake Carolyn	12/21/2012	Irving	TX	Office	52,920	(12,690)	40,230
RBC Plaza	01/31/2013	Minneapolis	MN	Office	153,363	(40,041)	113,322
One Washingtonian Center	06/19/2013	Gaithersburg	MD	Office	92,772	(19,826)	72,946
Preston Commons	06/19/2013	Dallas	TX	Office	118,774	(24,415)	94,359
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,256	(14,213)	65,043
201 Spear Street	12/03/2013	San Francisco	CA	Office	142,539	(16,238)	126,301
500 West Madison	12/16/2013	Chicago	IL	Office	440,498	(75,035)	365,463
222 Main	02/27/2014	Salt Lake City	UT	Office	165,679	(32,444)	133,235
Anchor Centre	05/22/2014	Phoenix	AZ	Office	95,618	(15,814)	79,804
171 17th Street	08/25/2014	Atlanta	GA	Office	134,009	(29,267)	104,742
Reston Square	12/03/2014	Reston	VA	Office	46,593	(9,223)	37,370
Ten Almaden	12/05/2014	San Jose	CA	Office	125,888	(19,087)	106,801
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	279,467	(36,141)	243,326
101 South Hanley	12/24/2014	St. Louis	MO	Office	72,379	(12,564)	59,815
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,271	(21,590)	129,681
Village Center Station	05/20/2015	Greenwood Village	CO	Office	76,404	(11,395)	65,009
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	100,448	—	100,448
201 17th Street	06/23/2015	Atlanta	GA	Office	102,052	(15,445)	86,607
Promenade I & II at Eilan	07/14/2015	San Antonio	TX	Office	62,688	(10,340)	52,348
CrossPoint at Valley Forge	08/18/2015	Wayne	PA	Office	90,412	(12,843)	77,569
515 Congress	08/31/2015	Austin	TX	Office	121,279	(15,049)	106,230
The Almaden	09/23/2015	San Jose	CA	Office	172,376	(18,239)	154,137
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,707	(5,453)	55,254
Carillon	01/15/2016	Charlotte	NC	Office	153,500	(19,217)	134,283
Hardware Village (2)	08/26/2016	Salt Lake City	UT	Development/Apartment	113,868	(2,229)	111,639
Village Center Station II	10/11/2018	Greenwood Village	CO	Office	132,108	(2,723)	129,385
					$3,564,054	$(549,720)	$3,014,334
___________________
(1) Amounts presented are net of impairment charges.
(2) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a joint venture (the “Hardware Village Joint Venture”) to develop and subsequently operate a multifamily apartment complex, located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture. In July 2018, one of the two buildings consisting of 265 units was placed into service. The total real estate, at cost, for the building that was placed into service was $69.2 million as of March 31, 2019.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

As of March 31, 2019, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
500 West Madison	Chicago, IL	1,457,724	$365,463	11.1%	$34,781	$28.93	82.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2019, the leases had remaining terms, excluding options to extend, of up to 14.6 years with a weighted-average remaining term of 4.5 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $11.1 million and $11.8 million as of March 31, 2019 and December 31, 2018, respectively. No material tenant credit issues have been identified at this time. During the three months ended March 31, 2019, the Company recorded an adjustment to rental income of $0.7 million for lease payments that were deemed not probable of collection. During the three months ended March 31, 2019 and 2018, the Company recorded bad debt recovery of $0.3 million and $0.2 million, respectively, which was included in operating, maintenance and management expense in the accompanying consolidated statements of operations.
During the three months ended March 31, 2019 and 2018, the Company recognized deferred rent from tenants of $1.9 million and $3.6 million, respectively. As of March 31, 2019 and December 31, 2018, the cumulative deferred rent balance was $95.9 million and $92.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $17.7 million and $17.2 million of unamortized lease incentives as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019, the future minimum rental income from the Company’s properties, excluding apartment leases, under its non-cancelable operating leases was as follows (in thousands):

April 1, 2019 through December 31, 2019	$231,083
2020	298,795
2021	275,716
2022	243,356
2023	205,087
Thereafter	675,389
$1,929,426

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

As of March 31, 2019, the Company’s office and office/retail properties were leased to 835 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	153	$60,112	18.5%
Real estate	81	33,632	10.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2019, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2019, the Company’s net investments in real estate in California, Texas and Illinois represented 19%, 15% and 11% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Real Estate Sales
During the three months ended March 31, 2019, the Company did not dispose of any real estate properties. In addition, no real estate properties were held for sale as of March 31, 2019. During the year ended December 31, 2018, the Company disposed of one office property.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

The results of operations for Rocklin Corporate Center during the three months ended March 31, 2018 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to this property for the three months ended March 31, 2018 (in thousands):

Revenues
Rental income	$1,189
Other operating income	23
Total revenues	$1,212
Expenses
Operating, maintenance, and management	$309
Real estate taxes and insurance	142
Asset management fees to affiliate	65
Interest expense	193
Total expenses	$709
Impairment of Real Estate
During the three months ended March 31, 2019, the Company recorded impairment charges of $8.7 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property at March 31, 2019. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Cost	$211,376	$223,723	$11,072	$11,118	$(39,444)	$(40,601)
Accumulated Amortization	(113,309)	(117,955)	(7,273)	(6,942)	23,216	23,048
Net Amount	$98,067	$105,768	$3,799	$4,176	$(16,228)	$(17,553)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Amortization	$(7,210)	$(8,142)	$(377)	$(456)	$1,325	$1,827

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

5.	NOTES PAYABLE
As of March 31, 2019 and December 31, 2018, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of March 31, 2019 (1)	Effective Interest Rate as of March 31, 2019 (1)	Payment Type	Maturity Date (2)
Portfolio Loan (3)	$84,484	$84,484	One-month LIBOR + 1.90%	4.39%	Interest Only	06/01/2019
222 Main Mortgage Loan	97,022	97,522	3.97%	3.97%	Principal & Interest	03/01/2021
Anchor Centre Mortgage Loan	49,496	49,647	One-month LIBOR + 1.50%	3.99%	Principal & Interest	06/01/2019
171 17th Street Mortgage Loan	84,252	84,460	One-month LIBOR + 1.45%	3.94%	Principal & Interest	09/01/2019
Reston Square Mortgage Loan	29,391	29,479	One-month LIBOR + 1.50%	3.88%	Principal & Interest	02/01/2020
101 South Hanley Mortgage Loan	42,962	43,090	One-month LIBOR + 1.55%	3.95%	Principal & Interest	01/01/2020
3003 Washington Boulevard Mortgage Loan	90,378	90,378	One-month LIBOR + 1.55%	3.56%	Interest Only	02/01/2020
201 17th Street Mortgage Loan	64,428	64,428	One-month LIBOR + 1.40%	3.63%	Interest Only	08/01/2019
CrossPoint at Valley Forge Mortgage Loan	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only (4)	09/01/2022
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan	37,300	37,300	One-month LIBOR + 1.75%	3.57%	Interest Only	10/01/2022
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	3.93%	Interest Only	01/05/2024
Carillon Mortgage Loan (5)	92,197	92,197	One-month LIBOR + 1.65%	3.46%	Interest Only	02/01/2020
3001 Washington Boulevard Mortgage Loan (6)	—	32,662	(6)	(6)	(6)	(6)
Hardware Village Loan Facility (7)	54,062	49,664	One-month LIBOR + 3.25%	5.75%	Interest Only	02/23/2020
Portfolio Loan Facility (8)	1,000,500	893,500	One-month LIBOR + 1.80%	3.82%	Interest Only	11/03/2020
Village Center Station II Loan	78,109	78,343	One-month LIBOR + 1.70%	4.19%	Principal & Interest	03/01/2022
Portfolio Revolving Loan Facility (9)	200,000	200,000	One-month LIBOR + 1.50%	3.80%	Interest Only	11/01/2021
Total notes payable principal outstanding	2,273,581	2,196,154
Deferred financing costs, net	(10,081)	(11,616)
Total notes payable, net	$2,263,500	$2,184,538

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of March 31, 2019, where applicable. For further information regarding the Company's derivative instruments, see Note 6, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of March 31, 2019, the Portfolio Loan was secured by Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $169.0 million, of which $84.5 million is term debt and $84.5 million is revolving debt. As of March 31, 2019, the outstanding balance under the loan consisted of $84.5 million, all of which was term debt. As of March 31, 2019, the revolving debt of $84.5 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan, the Company has an option, which may be exercised up to two times, to increase the loan amount to a maximum of $350.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the Portfolio Loan, subject to certain conditions contained in the loan documents.
(4) Represents the payment type required under the Cross Point at Valley Forge Mortgage Loan as of March 31, 2019. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(5) On April 11, 2019, the Company entered into an amended and restated term loan agreement with the lender of the Carillon Mortgage Loan to increase the aggregate borrowing commitment amount to up to $111.0 million, of which $88.8 million is term debt and $22.2 million is revolving debt. At closing, $111.0 million was funded. The amended and restated Carillon Mortgage Loan matures on April 11, 2024, with a 24-month extension option, subject to certain terms and conditions as described in the loan documents.
(6) On February 1, 2019, the 3001 Washington Boulevard Mortgage Loan was paid off.
(7) As of March 31, 2019, $54.1 million had been disbursed under the Hardware Village Loan Facility and $19.9 million remained available for future disbursements, subject to certain conditions contained in the loan documents.
(8) As of March 31, 2019, the Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, One Washingtonian Center, Towers at Emeryville, Ten Almaden, Town Center and 500 West Madison. The face amount of the Portfolio Loan Facility is $1.01 billion, of which $757.5 million is term debt and $252.5 million is revolving debt. As of March 31, 2019, the outstanding balance under the loan consisted of $757.5 million of term debt and $243.0 million of revolving debt. As of March 31, 2019, an additional $9.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan Facility, the Company has an option to increase the loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.41 billion, of which 75% would be term debt and 25% would be revolving debt, subject to certain conditions contained in the loan documents.
(9) As of March 31, 2019, the Portfolio Revolving Loan Facility was secured by 515 Congress, Domain Gateway, the McEwen Building, and Gateway Tech Center. The face amount of the Portfolio Loan Facility is $215.0 million, of which $107.5 million is term debt and $107.5 million is revolving debt. As of March 31, 2019, the outstanding balance under the loan consisted of $107.5 million of term debt and $92.5 million of revolving debt. As of March 31, 2019, the remaining $15.0 million of revolving debt remained available for future disbursements upon the Company meeting certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Revolving Loan Facility, the Company has an option to increase the committed amount of the Portfolio Revolving Loan Facility up to four times with each increase of the committed amount to be at least $15.0 million but no greater than, in the aggregate, an additional $170.0 million so that the committed amount will not exceed $385.0 million, of which 50% would be non-revolving debt and 50% would be revolving debt, with the addition of one or more properties to secure the loan, subject to certain terms and conditions contained in the loan documents.
As of March 31, 2019, the Company’s deferred financing costs were $12.5 million, net of amortization, of which $10.1 million was included in notes payable, net and $2.4 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2018, the Company’s deferred financing costs were $11.7 million, net of amortization, of which $11.6 million was included in notes payable, net and $0.1 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2019 and 2018, the Company incurred $37.9 million and $0.8 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.6 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which increased interest expense by $13.2 million and reduced interest expense by $16.9 million for the three months ended March 31, 2019 and 2018, respectively. Additionally, the Company capitalized $0.5 million and $1.1 million of interest related to construction in progress during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, $7.8 million and $6.8 million of interest expense were payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2019 (in thousands):

April 1, 2019 through December 31, 2019	$285,573
2020	1,311,993
2021	294,894
2022	256,121
2023	—
Thereafter	125,000
$2,273,581
The Company’s notes payable contain financial debt covenants. As of March 31, 2019, the Company was in compliance with these debt covenants.

6.	DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of March 31, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2019		December 31, 2018			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2019
Derivative instruments not designated as hedging instruments
Interest rate swaps(1)	14	$1,464,761	14	$1,208,957	One-month LIBOR/ Fixed at 1.67% - 2.51%	2.13%	3.3
Interest rate cap	—	$—	1	$100,000	—	—	—
_____________________
(1) Included in this amount is a forward interest rate swap with an aggregate notional amount of $280.0 million that was not yet in effect as of March 31, 2019. The interest rate swap will become effective on June 3, 2019 and matures on June 1, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

		March 31, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	13	$5,380	14	$15,909
Interest rate swaps	Other liabilities, at fair value	1	$(4,338)	—	$—
Interest rate cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—
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

	For the Three Months Ended March 31,
	2019	2018
Income statement related
Derivatives designated as hedging instruments
Amount of income recognized on interest rate swaps (effective portion)	$—	$(12)
	—	(12)
Derivatives not designated as hedging instruments
Realized (gain) loss recognized on interest rate swaps	(1,389)	1,108
Unrealized loss (gain) on interest rate swaps	14,619	(18,037)
	13,230	(16,929)
Increase (decrease) in interest expense as a result of derivatives	$13,230	$(16,941)

Other comprehensive income related
Unrealized income on derivative instruments	$—	$84
During the three months ended March 31, 2019 and 2018, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2019 and December 31, 2018, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$2,273,581	$2,263,500	$2,280,963	$2,196,154	$2,184,538	$2,202,587
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
As of March 31, 2019, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swaps	$5,380	$—	$5,380	$—
Liability derivatives - interest rate swaps	(4,338)	—	(4,338)	—
As of March 31, 2019, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$103,000	$—	$—	$103,000
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the year, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date. See Note 3, “Real Estate – Impairment of Real Estate” for a further discussion on the impaired real estate property.
During the three months ended March 31, 2019, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. See Note 3, “Real Estate – Impairment of Real Estate” for a further discussion on the impaired real estate property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

8.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) (which liquidated in December 2018), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) (which liquidated in December 2018), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2019 and 2018, respectively, and any related amounts payable as of March 31, 2019 and December 31, 2018 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2019	2018	2019	2018
Expensed
Asset management fees (1)	$6,872	$6,620	$2,372	$2,559
Reimbursement of operating expenses (2) (3)	527	146	914	734
Capitalized
Acquisition fee on development project	45	69	961	916
Acquisition fee on unconsolidated joint venture	—	93	—	—
	$7,444	$6,928	$4,247	$4,209
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $70,000 and $89,000 for the three months ended March 31, 2019 and 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2019 and 2018, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Reimbursement of operating expenses includes $0.4 million in professional fees incurred related to the assessment of strategic alternatives for the three months ended March 31, 2019. The Company and the Advisor have agreed to evenly divide certain costs and expenses related to the Company’s exploration and assessment of strategic alternatives.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three months ended March 31, 2019 and 2018, the Advisor did not incur any costs for the supplemental coverage obtained by the Company.
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
March 31, 2019
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
As of December 31, 2018, the Company had accrued and deferred payment of $2.6 million of asset management fees under the Advisory Agreement, which were subsequently paid in February 2019. As of March 31, 2019, the Company had $2.4 million of asset management fees payable related to asset management fees incurred for the month of March 2019, which were subsequently paid in April 2019.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary (the “Lessor”) of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor (the “Lessee”) for 5,046 rentable square feet, or approximately 2.4% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of March 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the initial lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot.
On March 14, 2019, the Lessor entered into a First Amendment to Deed of Lease with the Lessee to extend the lease period commencing on September 1, 2019 and terminating on August 31, 2024 (the “Amended Lease”) and set the annual base rent during the extension period. The annualized base rent from the commencement of the Amended Lease is approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the term of the Amended Lease through its termination is $62.55 per square foot.
During the three months ended March 31, 2019 and 2018, the Company recognized $60,000 and $60,000 of revenue related to this lease, respectively.
During the three months ended March 31, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

9.	COMMITMENTS AND CONTINGENCIES
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2019.

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2019, the Company paid distributions of $9.4 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on March 18, 2019. On May 1, 2019, the Company paid distributions of $9.5 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on April 18, 2019.
Distributions Authorized
On May 14, 2019, the Company’s board of directors authorized a May 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on May 17, 2019, which the Company expects to pay in June 2019, and a June 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on June 18, 2019, which the Company expects to pay in July 2019.
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

•
All of our executive officers, our affiliated director and other key real estate and debt finance professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. As a result, our executive officers, our affiliated director, some of our key real estate and debt finance professionals, our advisor and its affiliates face conflicts of interest, including significant conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. Furthermore, these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

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

•
Because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program unless our board of directors authorizes additional funds for redemption, we will not be able to redeem shares submitted as ordinary redemptions for the remainder of 2019. During any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”), and in Part II, Item 1A herein.
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
We have invested in a diverse portfolio of real estate investments. As of March 31, 2019, we owned 28 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of March 31, 2019, we had also sold 29,108,360 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $294.4 million. Additionally, on October 3, 2014, we issued 258,462 shares of common stock, for $2.4 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
We continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
Also as of March 31, 2019, we had redeemed 24,282,291 shares sold in our initial public offering for $263.1 million.
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness.  Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not fixed through interest rate swap agreements or limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
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
As of March 31, 2019, we had mortgage debt obligations in the aggregate principal amount of $2.3 billion, with a weighted-average remaining term of 1.8 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $138.1 million of notes payables maturing and amortization payments due during the 12 months ending March 31, 2020. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of March 31, 2019, our debt obligations consisted of $190.0 million of fixed rate notes payable and $2.1 billion of variable rate notes payable. As of March 31, 2019, the interest rates on $1.5 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements (including a forward interest rate swap in the amount of $280.0 million, which will become effective on June 3, 2019). As of March 31, 2019, we had $94.0 million of revolving debt available for immediate future disbursement under three portfolio loans, subject to certain conditions set forth in the loan agreements.
We paid distributions to our stockholders during the three months ended March 31, 2019 using cash flow from operations from current and prior periods and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2019 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the three months ended March 31, 2019, net cash provided by operating activities was $15.0 million, compared to net cash provided by operating activities of $11.1 million during the three months ended March 31, 2018. Net cash provided by operating activities was higher in 2019 primarily as a result of the timing of payments of operating expenses and lease termination fees.
Cash Flows from Investing Activities
Net cash used in investing activities was $18.6 million for the three months ended March 31, 2019 and primarily consisted of the following:

•	$13.7 million used for improvements to real estate;

•	$5.0 million used for construction in progress related to Hardware Village (defined below);

•	$0.5 million of insurance proceeds received for property damage; and

•	$0.4 million used for post-closing acquisition costs related to the purchase of a joint venture partner's equity interest in 2018.
Cash Flows from Financing Activities
During the three months ended March 31, 2019, net cash provided by financing activities was $7.1 million and primarily consisted of the following:

•
$75.0 million of net cash provided by debt financing as a result of proceeds from notes payable of $111.4 million, partially offset by principal payments on notes payable of $34.0 million and payments of deferred financing costs of $2.4 million;

•	$52.5 million of cash used for redemptions of common stock; and

•	$15.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $13.5 million.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of March 31, 2019, our borrowings and other liabilities were approximately 63% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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
As of March 31, 2019, we had reimbursed our advisor for all accrued and deferred asset management fees in accordance with the terms noted above. The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future. As of March 31, 2019, we had $2.4 million of asset management fees payable related to asset management fees incurred for the month of March 2019, which was subsequently paid in April 2019.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2019 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$2,273,581	$285,573	$1,606,887	$256,121	$125,000
Interest payments on outstanding debt obligations (2)	155,679	61,247	81,854	12,511	67
Development obligations (3)	9,726	9,726	—	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $22.2 million, excluding amortization of deferred financing costs totaling $1.6 million and unrealized loss on derivative instruments of $14.6 million and including interest capitalized of $0.5 million during the three months ended March 31, 2019.
(3) We have entered into the Hardware Village joint venture to develop a two-building multifamily apartment complex consisting of 453 units and expect to incur approximately $9.7 million in additional development obligations through 2019. In July 2018, one of the two buildings consisting of 265 units was substantially completed. As of March 31, 2019, $54.1 million had been disbursed under the Hardware Village Loan Facility and $19.9 million remained available for future disbursements, subject to certain conditions contained in the Hardware Village Loan Facility documents.
Results of Operations
Overview
As of March 31, 2018, we owned 28 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and operate an office/retail property (“Village Center Station II”). In addition, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project (“Hardware Village”). Subsequent to March 31, 2018, we sold one office property. The construction of Village Center Station II was substantially completed in May 2018, and in October 2018, we purchased the unaffiliated developer's 25% equity interest and consolidated Village Center Station II. In addition, one of the two apartment buildings consisting of 265 units at Hardware Village was completed and placed in service in July 2018. As a result, as of March 31, 2019, we owned 28 office properties and one mixed-use office/retail property and had entered into the Hardware Village joint venture. As a result, the results of operations presented for the three months ended March 31, 2019 and 2018 are not directly comparable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2019 versus the three months ended March 31, 2018
The following table provides summary information about our results of operations for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Changes Due to Properties Completed and Disposed (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$103,007	$96,881	$6,126	6%	$1,127	$4,999
Other operating income	8,371	7,298	1,073	15%	181	892
Operating, maintenance and management costs	23,735	23,153	582	3%	196	386
Real estate taxes and insurance	17,446	16,774	672	4%	(76)	748
Asset management fees to affiliate	6,872	6,620	252	4%	116	136
General and administrative expenses	2,035	1,523	512	34%	n/a	n/a
Depreciation and amortization	41,408	38,982	2,426	6%	2,309	117
Interest expense	37,947	810	37,137	4,585%	1,141	35,996
Impairment charges on real estate	8,706	—	8,706	100%	n/a	n/a
Other income	13	301	(288)	(96)%	—	(288)
Other interest income	72	12	60	500%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 related to real estate developments completed and real estate investments disposed of on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties increased from $96.9 million for the three months ended March 31, 2018 to $103.0 million for the three months ended March 31, 2019. The increase in rental income was primarily due to an increase in rental rates, lease termination fees, property tax recoveries as a result of property tax reassessments and operating expense recoveries in properties held throughout both periods, as well as the acquisition of the developer’s 25% equity interest in and operation of Village Center Station II, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect rental income to vary in future periods based on occupancy rates and rental rates of our real estate investments and to increase based on the development and subsequent full operation of Hardware Village. However, rental income would decrease to the extent that we sell any of our real estate properties.
Other operating income increased from $7.3 million during the three months ended March 31, 2018 to $8.4 million for the three months ended March 31, 2019. The increase in other operating income was primarily due to an increase in parking revenues for properties held throughout both periods, as well as the acquisition of the developer’s 25% equity interest in and operation of Village Center Station II, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties. However, other operating income would decrease to the extent that we sell any of our real estate properties.
Operating, maintenance and management costs increased from $23.2 million for the three months ended March 31, 2018 to $23.7 million for the three months ended March 31, 2019. The increase in operating, maintenance and management costs was primarily a result of the operation of Hardware Village West, which was completed in July 2018, and an increase in legal fees related to leasing for properties held throughout both periods, partially offset by the sale of Rocklin Corporate Center in May 2018.  Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost. We expect operating, maintenance and management costs to increase in future periods as a result of the development and subsequent full operation of Hardware Village and general inflation. However, operating, maintenance and management costs, would decrease to the extent that we sell any of our real estate properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance increased from $16.8 million for the three months ended March 31, 2018 to $17.4 million for the three months ended March 31, 2019. The increase in real estate taxes and insurance was primarily due to higher property taxes as a result of property tax reassessments for properties held throughout both periods, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect real estate taxes and insurance to increase in future periods as a result of the development and subsequent full operation of Hardware Village, general inflation and general increases due to future property tax reassessments. However, real estate taxes and insurance would decrease to the extent that we sell any of our real estate properties.
Asset management fees with respect to our real estate investments increased from $6.6 million for the three months ended March 31, 2018 to $6.9 million for the three months ended March 31, 2019 due to the increase in capital improvements for properties held throughout both periods, the acquisition of the developer’s 25% equity interest in and operation of Village Center Station II and the operation of Hardware Village West, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect asset management fees to increase in future periods as a result of the development and subsequent full operation of Hardware Village and as a result of any improvements we make to our properties, which increase would be offset to the extent we dispose of any of our assets. As of March 31, 2019, we had $2.4 million of asset management fees payable related to asset management fees incurred for the month of March 2019, which were subsequently paid in April 2019.
General and administrative expenses increased from $1.5 million for the three months ended March 31, 2018 to $2.0 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to professional fees incurred related to the assessment of strategic alternatives. We have agreed with our advisor to evenly divide certain costs and expenses related to our exploration and assessment of strategic alternatives. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased from $39.0 million for the three months ended March 31, 2018 to $41.4 million for the three months ended March 31, 2019, primarily due to the acquisition of the developer’s 25% equity interest in and operation of Village Center Station II, the operation of Hardware Village West, and accelerated depreciation and amortization due to early lease terminations for properties held throughout both periods, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect depreciation and amortization to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs, offset by an increase as a result of the development and subsequent full operation of Hardware Village. However, depreciation and amortization would decrease to the extent that we sell any of our real estate properties.
Interest expense increased from $0.8 million for the three months ended March 31, 2018 to $37.9 million for the three months ended March 31, 2019. Included in interest expense was (i) $17.1 million and $23.5 million of interest expense payments for the three months ended March 31, 2018 and 2019, respectively, (ii) the amortization of deferred financing costs of $1.6 million and $1.6 million for the three months ended March 31, 2018 and 2019, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which reduced interest expense by $16.9 million for the three months ended March 31, 2018 and increased interest expense by $13.2 million for the three months ended March 31, 2019. Additionally, during the three months ended March 31, 2018 and 2019, we capitalized $1.1 million and $0.5 million of interest to construction-in-progress related to Hardware Village, respectively. The increase in interest expense was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, a higher 30-day LIBOR rate and an increased level of borrowing. We expect interest expense to increase in future periods as a result of additional borrowings for capital expenditures and development activity. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).  However, interest expense would decrease to the extent that we sell any of our real estate properties and repay the debt secured by such properties.
During the three months ended March 31, 2019, we recorded non-cash impairment charges of $8.7 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property at March 31, 2019. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2019	2018
Net (loss) income attributable to common stockholders	$(26,678)	$16,630
Depreciation of real estate assets	26,496	23,155
Amortization of lease-related costs	14,912	15,827
Impairment charges on real estate	8,706	—
FFO attributable to common stockholders (1)	23,436	55,612
Straight-line rent and amortization of above- and below-market leases, net	(2,822)	(4,995)
Unrealized losses (gains) on derivative instruments	14,619	(18,037)
MFFO attributable to common stockholders (1)	$35,233	$32,580
_____________________
(1) FFO and MFFO includes $2.6 million and $0.3 million of lease termination income for the three months ended March 31, 2019 and 2018, respectively.
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first quarter of 2019 (in thousands, except per share amounts):

	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2019	$28,523	$0.163	$15,390	$13,497	$28,887	$15,008
_____________________

(1)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.

(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2019, we paid aggregate distributions of $28.9 million, including $15.4 million of distributions paid in cash and $13.5 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2019 was $17.9 million. FFO for the three months ended March 31, 2019 was $23.4 million and cash flow from operating activities was $15.0 million. See the reconciliation of FFO to net (loss) income attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $15.0 million of cash flow from current operating activities, $11.1 million of cash flow from operating activities in excess of distributions paid during prior periods and $2.8 million from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under any real estate-related investments we make). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements”, “-Market Outlook - Real Estate and Real Estate Finance Markets,” “-Liquidity and Capital Resources,” and “-Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, and those discussed in Part II, Item 1A herein. Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. There have been no significant changes to our policies during 2019, except for our adoption of the lease accounting standards issued by the Financial Accounting Standards Board effective on January 1, 2019.
Revenue Recognition - Operating Leases
Real Estate
On January 1, 2019, we adopted the lease accounting standards under Topic 842 including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, we (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. We did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, we adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We adopted this transition method upon its adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. Our comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on our statement of operations beginning January 1, 2019. In addition, we adopted the practical expedient available under Topic 842, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. We believe the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on our statement of operations beginning January 1, 2019.
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the lessee or lessor supervises the construction and bears the risk of cost overruns;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
We lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. We recognize rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and tenant reimbursements and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations.  Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
Beginning January 1, 2019, we, as a lessor, record costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classify such costs as operating, maintenance, and management expense on our consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2019, we paid distributions of $9.4 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on March 18, 2019. On May 1, 2019, we paid distributions of $9.5 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on April 18, 2019.
Distributions Authorized
On May 14, 2019, our board of directors authorized a May 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on May 17, 2019, which we expect to pay in June 2019, and a June 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on June 18, 2019, which we expect to pay in July 2019.
Investors may choose to receive cash distributions or purchase additional shares through the our dividend reinvestment plan.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2019, the fair value of our fixed rate debt was $190.9 million and the outstanding principal balance of our fixed rate debt was $190.0 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2019.  As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $618.8 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.5 billion of our variable rate debt (including a forward interest rate swap in the amount of $280.0 million, which will become effective on June 3, 2019). Based on interest rates as of March 31, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2020, interest expense on our variable rate debt would increase or decrease by $6.2 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2019 were 4.1% and 3.9%, respectively.  The weighted-average interest rates represent the actual interest rate in effect as of March 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2019 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook - Real Estate and Real Estate Finance Markets” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 4. Controls and Procedures

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risk discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
Because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, we will not be able to redeem shares submitted as ordinary redemptions for the remainder of 2019 unless our board of directors authorizes additional funds for redemptions.
During any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption, provided that once we have received requests for redemptions, whether in connection with Special Redemptions (defined below) or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year.
Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). As a result of the above-referenced limitations on the number of shares we can purchase pursuant to the share redemption program, as of March 1, 2019, we had exhausted all funds available for ordinary redemptions in 2019 and as of March 31, 2019, we had $8.5 million available for Special Redemptions for the remainder of 2019. As of April 30, 2019, we had a total $28.1 million of outstanding and unfulfilled ordinary redemption requests, representing 2,457,962 shares.
Given the volume of redemption requests in 2019, and because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, we will not be able to redeem shares submitted as ordinary redemptions for the remainder of 2019 unless our board of directors authorizes additional funds for redemptions.
Our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to our stockholders, and we may increase or decrease funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We describe the restrictions of our share redemption program in detail below under Part II, Item 2(c).
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

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. Notwithstanding anything contained in our share redemption program to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.

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
During the three months ended March 31, 2019, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	3,863,019	$11.43	(3)
February 2019	204,861	$11.59	(3)
March 2019	89,190	$12.02	(3)
Total	4,157,070
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for Special Redemptions. As of March 1, 2019, we exhausted all funds available for ordinary redemptions in 2019. As of March 31, 2019 we had $8.5 million available for Special Redemptions for the remainder of 2019. As of April 30, 2019, we had a total of $28.1 million of outstanding and unfulfilled ordinary redemption requests, representing 2,457,962 shares, recorded as redemptions payable in other liabilities on the accompanying consolidated balance sheets.
In addition to the redemptions under the share redemption program described above, during the three months ended March 31, 2019, we repurchased an additional 437,912 shares of our common stock at a weighted-average price of $11.42 per share for an aggregate price of $5.0 million.
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

10.1	First Amendment to Deed of Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, LLC, dated March 14, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed May 9, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 14, 2019	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)