Form 10-Q
period 2019-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2019-08-09
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 5, 2019, there were 175,679,897 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate:
Land	$401,150	$402,008
Buildings and improvements	2,936,372	2,911,995
Construction in progress	50,595	35,785
Tenant origination and absorption costs	202,342	223,723
Total real estate held for investment, cost	3,590,459	3,573,511
Less accumulated depreciation and amortization	(579,249)	(536,990)
Total real estate held for investment, net	3,011,210	3,036,521
Cash and cash equivalents	66,080	75,023
Restricted cash	5,970	1,015
Rents and other receivables, net	104,441	98,411
Above-market leases, net	3,452	4,176
Prepaid expenses and other assets	84,356	85,645
Total assets	$3,275,509	$3,300,791
Liabilities and equity
Notes payable, net	$2,275,768	$2,184,538
Accounts payable and accrued liabilities	74,588	67,265
Due to affiliate	4,741	4,209
Distributions payable	9,485	9,801
Below-market leases, net	14,729	17,553
Redeemable common stock payable	16,476	31,647
Other liabilities	49,987	30,396
Total liabilities	2,445,774	2,345,409
Commitments and contingencies (Note 9)
Redeemable common stock	15,631	24,487
Equity
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 175,001,561 and 177,523,853 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,750	1,775
Additional paid-in capital	1,550,351	1,555,380
Cumulative distributions and net losses	(738,263)	(626,543)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	813,838	930,612
Noncontrolling interest	266	283
Total equity	814,104	930,895
Total liabilities and equity	$3,275,509	$3,300,791
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$105,843	$98,794	$208,850	$195,416
Other operating income	8,666	8,782	17,037	16,339
Total revenues	114,509	107,576	225,887	211,755
Expenses:
Operating, maintenance and management	26,279	24,301	50,013	47,455
Real estate taxes and insurance	18,418	18,487	35,865	35,261
Asset management fees to affiliate	6,999	6,738	13,871	13,358
General and administrative expenses	1,907	2,012	3,942	3,535
Depreciation and amortization	41,632	39,025	83,040	78,006
Interest expense	47,403	12,517	85,350	13,327
Impairment charges on real estate	—	—	8,706	—
Total expenses	142,638	103,080	280,787	190,942
Other income (loss):
Other income	9	1,575	22	1,876
Other interest income	192	84	264	96
Equity in income (loss) of unconsolidated joint venture	—	(348)	—	(348)
Loss from extinguishment of debt	(196)	—	(196)	—
Gain on sale of real estate, net	—	11,942	—	11,942
Total other income, net	5	13,253	90	13,566
Net (loss) income	(28,124)	17,749	(54,810)	34,379
Net loss attributable to noncontrolling interest	9	—	17	—
Net (loss) income attributable to common stockholders	$(28,115)	$17,749	$(54,793)	$34,379
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.16)	$0.10	$(0.31)	$0.19
Weighted-average number of common shares outstanding, basic and diluted	174,783,611	177,649,492	175,154,320	178,588,342
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(28,124)	$17,749	$(54,810)	$34,379
Other comprehensive (loss) income:
Unrealized (loss) income on derivative instruments designated as cash flow hedges	—	(1)	—	83
Reclassification adjustment realized in net income (effective portion)	—	(96)	—	(108)
Total other comprehensive loss	—	(97)	—	(25)
Total comprehensive (loss) income	(28,124)	17,652	(54,810)	34,354
Total comprehensive loss attributable to noncontrolling interest	9	—	17	—
Total comprehensive (loss) income attributable to common stockholders	$(28,115)	$17,652	$(54,793)	$34,354
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, March 31, 2019	174,110,694	$1,741	$1,550,411	$(681,744)	$—	$870,408	$275	$870,683
Net loss	—	—	—	(28,115)	—	(28,115)	(9)	(28,124)
Issuance of common stock	1,136,045	11	12,963	—	—	12,974	—	12,974
Transfers to redeemable common stock	—	—	(10,080)	—	—	(10,080)	—	(10,080)
Redemptions of common stock	(245,178)	(2)	(2,942)	—	—	(2,944)	—	(2,944)
Distributions declared	—	—	—	(28,404)	—	(28,404)	—	(28,404)
Other offering costs	—	—	(1)	—	—	(1)	—	(1)
Balance, June 30, 2019	175,001,561	$1,750	$1,550,351	$(738,263)	$—	$813,838	$266	$814,104

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, March 31, 2018	176,993,282	$1,770	$1,591,679	$(526,594)	$182	$1,067,037	$300	$1,067,337
Net income	—	—	—	17,749	—	17,749	—	17,749
Other comprehensive loss	—	—	—	—	(97)	(97)	—	(97)
Issuance of common stock	1,276,061	12	14,216	—	—	14,228	—	14,228
Transfers to redeemable common stock	—	—	(23,954)	—	—	(23,954)	—	(23,954)
Redemptions of common stock	(2,995,169)	(29)	(33,558)	—	—	(33,587)	—	(33,587)
Distributions declared	—	—	—	(28,778)	—	(28,778)	—	(28,778)
Balance, June 30, 2018	175,274,174	$1,753	$1,548,383	$(537,623)	$85	$1,012,598	$300	$1,012,898

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
For the Six Months Ended June 30, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2018	177,523,853	$1,775	$1,555,380	$(626,543)	$—	$930,612	$283	$930,895
Net loss	—	—	—	(54,793)	—	(54,793)	(17)	(54,810)
Issuance of common stock	2,317,868	23	26,448	—	—	26,471	—	26,471
Transfers from redeemable common stock	—	—	24,028	—	—	24,028	—	24,028
Redemptions of common stock	(4,840,160)	(48)	(55,502)	—	—	(55,550)	—	(55,550)
Distributions declared	—	—	—	(56,927)	—	(56,927)	—	(56,927)
Other offering costs	—	—	(3)	—	—	(3)	—	(3)
Balance, June 30, 2019	175,001,561	$1,750	$1,550,351	$(738,263)	$—	$813,838	$266	$814,104

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2017	180,864,707	$1,809	$1,591,640	$(514,451)	$110	$1,079,108	$300	$1,079,408
Net income	—	—	—	34,379	—	34,379	—	34,379
Other comprehensive loss	—	—	—	—	(25)	(25)	—	(25)
Issuance of common stock	2,556,146	25	28,476	—	—	28,501	—	28,501
Transfers from redeemable common stock	—	—	21,557	—	—	21,557	—	21,557
Redemptions of common stock	(8,146,679)	(81)	(93,290)	—	—	(93,371)	—	(93,371)
Distributions declared	—	—	—	(57,551)	—	(57,551)	—	(57,551)
Balance, June 30, 2018	175,274,174	$1,753	$1,548,383	$(537,623)	$85	$1,012,598	$300	$1,012,898
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(54,810)	$34,379
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	83,040	78,006
Impairment charges on real estate	8,706	—
Equity in loss of unconsolidated joint venture	—	348
Deferred rents	(3,026)	(4,947)
Loss due to property damage	90	—
Bad debt expense	—	110
Amortization of above- and below-market leases, net	(2,100)	(2,587)
Amortization of deferred financing costs	3,185	3,091
Loss from extinguishment of debt	196	—
Unrealized losses (gains) on derivative instruments	37,899	(25,326)
Gain on sale of real estate	—	(11,942)
Changes in operating assets and liabilities:
Rents and other receivables	(3,149)	(3,067)
Prepaid expenses and other assets	(19,213)	(7,918)
Accounts payable and accrued liabilities	(3,438)	(5,113)
Other liabilities	(2,853)	(2,586)
Due to affiliates	399	695
Net cash provided by operating activities	44,926	53,143
Cash Flows from Investing Activities:
Improvements to real estate	(35,199)	(45,931)
Proceeds from sale of real estate, net	—	41,649
Payments for construction in progress	(14,017)	(19,092)
Investment in unconsolidated joint venture	—	(428)
Payments of post-closing acquisition costs	(338)	—
Escrow deposits for tenant improvements	972	1,111
Insurance proceeds received for property damage	519	3,928
Net cash used in investing activities	(48,063)	(18,763)
Cash Flows from Financing Activities:
Proceeds from notes payable	283,830	126,168
Principal payments on notes payable	(193,664)	(39,266)
Payments of deferred financing costs	(4,692)	(108)
Payments to redeem common stock	(55,550)	(93,296)
Payments of other offering costs	(3)	—
Distributions paid to common stockholders	(30,772)	(29,533)
Net cash used in financing activities	(851)	(36,035)
Net decrease in cash, cash equivalents and restricted cash	(3,988)	(1,655)
Cash, cash equivalents and restricted cash, beginning of period	76,038	65,486
Cash, cash equivalents and restricted cash, end of period	$72,050	$63,831
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,067 and $2,150 for the six months ended June 30, 2019 and 2018, respectively	$43,659	$35,001
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$9,485	$9,499
Redeemable common stock payable	$16,476	$6,257
Accrued improvements to real estate	$27,061	$20,730
Construction in progress payable	$6,616	$8,158
Acquisition fee related to construction in progress due to affiliate	$1,049	$745
Acquisition fee on unconsolidated joint venture due to affiliate	$—	$451
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$26,471	$28,501
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2019, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of June 30, 2019, the Company owned 28 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of June 30, 2019, the Company had also sold 30,244,405 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $307.3 million. Also as of June 30, 2019, the Company had redeemed or repurchased 24,527,469 shares sold in the Offering for $266.0 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three and six months ended June 30, 2018, the Company reclassified $19.4 million and $37.1 million, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
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
June 30, 2019
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Beginning January 1, 2019, the Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classifies such costs as operating, maintenance, and management expense on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2019 and 2018, respectively.
Distributions declared per common share were $0.164 and $0.322 for the three and six months ended June 30, 2018, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2018 through June 30, 2018. For each day that was a record date for distributions during the period from January 1, 2018 through June 30, 2018, distributions were calculated at a rate of $0.00178082 per share per day. Distributions declared per common share were $0.1625 and $0.3250 in the aggregate for the three and six months ended June 30, 2019.  Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2019 through June 2019. For each monthly record date for distributions during the period from January 1, 2019 through June 30, 2019, distributions were calculated at a rate of $0.0541667 per share.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  As of June 30, 2019, the Company aggregated its investments in real estate properties into one reportable business segment.
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
June 30, 2019
(unaudited)

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
June 30, 2019
(unaudited)

3.	REAL ESTATE
Real Estate Held for Investment
As of June 30, 2019, the Company’s real estate portfolio held for investment was composed of 28 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 11.2 million rentable square feet. In addition, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction. As of June 30, 2019, the Company’s real estate portfolio was collectively 90% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Domain Gateway	09/29/2011	Austin	TX	Office	$49,574	$(15,014)	$34,560
Town Center	03/27/2012	Plano	TX	Office	114,355	(28,443)	85,912
McEwen Building	04/30/2012	Franklin	TN	Office	36,316	(8,213)	28,103
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	27,466	(7,281)	20,185
Tower on Lake Carolyn (2)	12/21/2012	Irving	TX	Office	53,253	(13,509)	39,744
RBC Plaza	01/31/2013	Minneapolis	MN	Office	153,078	(41,459)	111,619
One Washingtonian Center (2)	06/19/2013	Gaithersburg	MD	Office	93,273	(20,763)	72,510
Preston Commons	06/19/2013	Dallas	TX	Office	119,772	(25,623)	94,149
Sterling Plaza	06/19/2013	Dallas	TX	Office	79,452	(15,099)	64,353
201 Spear Street	12/03/2013	San Francisco	CA	Office	145,279	(17,364)	127,915
Accenture Tower (3)	12/16/2013	Chicago	IL	Office	444,835	(78,048)	366,787
222 Main (2)	02/27/2014	Salt Lake City	UT	Office	165,839	(33,968)	131,871
Anchor Centre	05/22/2014	Phoenix	AZ	Office	96,005	(16,874)	79,131
171 17th Street (2)	08/25/2014	Atlanta	GA	Office	135,156	(30,975)	104,181
Reston Square (2)	12/03/2014	Reston	VA	Office	46,785	(9,781)	37,004
Ten Almaden	12/05/2014	San Jose	CA	Office	126,187	(20,658)	105,529
Towers at Emeryville (4)	12/23/2014	Emeryville	CA	Office	285,882	(37,940)	247,942
101 South Hanley (2)	12/24/2014	St. Louis	MO	Office	72,730	(13,460)	59,270
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,059	(22,884)	128,175
Village Center Station (2)	05/20/2015	Greenwood Village	CO	Office	76,240	(11,756)	64,484
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	100,493	(1,182)	99,311
201 17th Street	06/23/2015	Atlanta	GA	Office	102,090	(16,597)	85,493
Promenade I & II at Eilan (2)	07/14/2015	San Antonio	TX	Office	62,720	(11,051)	51,669
CrossPoint at Valley Forge (2)	08/18/2015	Wayne	PA	Office	90,412	(13,739)	76,673
515 Congress	08/31/2015	Austin	TX	Office	120,875	(14,889)	105,986
The Almaden	09/23/2015	San Jose	CA	Office	174,118	(19,587)	154,531
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,717	(5,994)	54,723
Carillon	01/15/2016	Charlotte	NC	Office	152,949	(19,875)	133,074
Hardware Village (5)	08/26/2016	Salt Lake City	UT	Development/Apartment	121,437	(3,014)	118,423
Village Center Station II (2)	10/11/2018	Greenwood Village	CO	Office	132,112	(4,209)	127,903
					$3,590,459	$(579,249)	$3,011,210

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

___________________
(1) Amounts presented are net of impairment charges.
(2) On July 18, 2019, the Company sold this property. See Note 8, “Related Party Transactions - Purchase and Sale Agreement for Portfolio Sale” and Note 10, “Subsequent Events - Portfolio Sale and Related Transactions” for more information.
(3) This property was formerly known as 500 West Madison and was re-named Accenture Tower in connection with the Company’s re-branding strategy for this property.
(4) On July 18, 2019, the Company sold one of the three buildings at this property. See Note 8, “Related Party Transactions - Purchase and Sale Agreement for Portfolio Sale” and Note 10, “Subsequent Events - Portfolio Sale and Related Transactions” for more information.
(5) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a joint venture (the “Hardware Village Joint Venture”) to develop and subsequently operate a multifamily apartment complex, located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture. In July 2018, one of the two buildings consisting of 267 units was placed into service. The total real estate, at cost, for the building that was placed into service was $69.9 million as of June 30, 2019.
As of June 30, 2019, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$366,787	11.2%	$30,001	$27.73	74.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2019, the leases had remaining terms, excluding options to extend, of up to 14.9 years with a weighted-average remaining term of 4.5 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $11.0 million and $11.8 million as of June 30, 2019 and December 31, 2018, respectively. No material tenant credit issues have been identified at this time. During the six months ended June 30, 2019, the Company recorded an adjustment to rental income of $1.4 million for lease payments that were deemed not probable of collection. During the six months ended June 30, 2019 and 2018, the Company recorded bad debt (recovery) expense of $(0.3) million and $0.1 million, respectively, which was included in operating, maintenance and management expense in the accompanying consolidated statements of operations.
During the six months ended June 30, 2019 and 2018, the Company recognized deferred rent from tenants of $3.0 million and $4.9 million, respectively. As of June 30, 2019 and December 31, 2018, the cumulative deferred rent balance was $97.8 million and $92.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $17.8 million and $17.2 million of unamortized lease incentives as of June 30, 2019 and December 31, 2018, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of June 30, 2019, the future minimum rental income from the Company’s properties, excluding apartment leases, under its non-cancelable operating leases was as follows (in thousands):

July 1, 2019 through December 31, 2019	$153,750
2020	306,971
2021	286,489
2022	255,234
2023	217,821
Thereafter	725,031
$1,945,296
As of June 30, 2019, the Company’s office and office/retail properties were leased to 834 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	156	$60,059	18.8%
Real Estate	80	33,325	10.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2019, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of June 30, 2019, the Company’s net investments in real estate in California, Texas and Illinois represented 19%, 15% and 11% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Real Estate Sales
During the six months ended June 30, 2019, the Company did not dispose of any real estate properties. In addition, no real estate properties were held for sale as of June 30, 2019. During the year ended December 31, 2018, the Company disposed of one office property.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

The results of operations for Rocklin Corporate Center during the six months ended June 30, 2018 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to this property for the three and six months ended June 30, 2018 (in thousands):

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Revenues
Rental income	$699	$1,886
Other operating income	1	26
Total revenues	$700	$1,912
Expenses
Operating, maintenance, and management	$142	$462
Real estate taxes and insurance	71	213
Asset management fees to affiliate	62	127
Depreciation and amortization	—	—
Interest expense	127	320
Total expenses	$402	$1,122
Impairment of Real Estate
During the six months ended June 30, 2019, the Company recorded impairment charges of $8.7 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Cost	$202,342	$223,723	$9,883	$11,118	$(36,682)	$(40,601)
Accumulated Amortization	(111,484)	(117,955)	(6,431)	(6,942)	21,953	23,048
Net Amount	$90,858	$105,768	$3,452	$4,176	$(14,729)	$(17,553)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(7,209)	$(7,856)	$(347)	$(439)	$1,499	$1,655

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(14,419)	$(15,998)	$(724)	$(895)	$2,824	$3,482

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

5.	NOTES PAYABLE
As of June 30, 2019 and December 31, 2018, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of June 30, 2019 (1)	Effective Interest Rate as of June 30, 2019 (1)	Payment Type	Maturity Date (2)
Portfolio Loan (3) (4)	$84,484	$84,484	One-month LIBOR + 1.90%	4.34%	Interest Only	06/01/2020
222 Main Mortgage Loan (3)	96,518	97,522	3.97%	3.97%	Principal & Interest	03/01/2021
Anchor Centre Mortgage Loan	49,345	49,647	One-month LIBOR + 1.50%	3.94%	Principal & Interest	06/01/2020
171 17th Street Mortgage Loan (3)	84,045	84,460	One-month LIBOR + 1.45%	3.89%	Principal & Interest	09/01/2019
Reston Square Mortgage Loan (3)	29,304	29,479	One-month LIBOR + 1.50%	3.87%	Principal & Interest	02/01/2020
101 South Hanley Mortgage Loan (3)	43,651	43,090	One-month LIBOR + 1.55%	3.94%	Principal & Interest	01/01/2020
3003 Washington Boulevard Mortgage Loan (5)	—	90,378	(5)	(5)	(5)	(5)
201 17th Street Mortgage Loan (6)	64,428	64,428	One-month LIBOR + 1.40%	3.62%	Interest Only	08/01/2019
CrossPoint at Valley Forge Mortgage Loan (3) (7)	51,000	51,000	One-month LIBOR + 1.50%	3.33%	Interest Only(7)	09/01/2022
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan (3)	37,300	37,300	One-month LIBOR + 1.75%	3.57%	Interest Only	10/01/2022
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	3.88%	Interest Only	01/05/2024
Carillon Mortgage Loan (8)	111,000	92,197	One-month LIBOR + 1.40%	3.31%	Interest Only	04/11/2024
3001 Washington Boulevard Mortgage Loan (9)	—	32,662	(9)	(9)	(9)	(9)
Hardware Village Loan Facility (10)	63,626	49,664	One-month LIBOR + 3.25%	5.67%	Interest Only	02/23/2020
Portfolio Loan Facility (11)	932,500	893,500	One-month LIBOR + 1.80%	3.84%	Interest Only	11/03/2020
Village Center Station II Loan (3)	77,875	78,343	One-month LIBOR + 1.70%	4.14%	Principal & Interest	03/01/2022
Portfolio Revolving Loan Facility (12)	200,000	200,000	One-month LIBOR + 1.50%	3.77%	Interest Only	11/01/2021
3001 & 3003 Washington Mortgage Loan (7) (13)	143,245	—	One-month LIBOR + 1.45%	3.89%	Interest Only(7)	06/01/2024
Total notes payable principal outstanding	2,286,321	2,196,154
Deferred financing costs, net	(10,553)	(11,616)
Total notes payable, net	$2,275,768	$2,184,538

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps and caps, if applicable), using interest rate indices as of June 30, 2019, where applicable. For further information regarding the Company's derivative instruments, see Note 6, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) In connection with the Portfolio Sale on July 18, 2019, the Company repaid the entire principal balance and all other sums due under this loan. See Note 10, “Subsequent Events - Portfolio Sale and Related Transactions” for more information.
(4) As of June 30, 2019, the Portfolio Loan was secured by Tower on Lake Carolyn, Park Place Village and Village Center Station. The face amount of the Portfolio Loan is $169.0 million, of which $84.5 million is term debt and $84.5 million is revolving debt. As of June 30, 2019, the outstanding balance under the loan consisted of $84.5 million, all of which was term debt.
(5) On May 21, 2019, the 3003 Washington Boulevard Mortgage Loan was paid off when the Company entered into the 3001 & 3003 Washington Mortgage Loan. See below, “Recent Financing Transactions - 3001 & 3003 Washington Mortgage Loan.”
(6) Subsequent to June 30, 2019, the 201 17th Street Mortgage Loan maturity date was extended to August 1, 2020.
(7) Represents the payment type required as of June 30, 2019. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(8) See below, “Recent Financing Transactions - Carillon Mortgage Loan Refinancing.”
(9) On February 1, 2019, the 3001 Washington Boulevard Mortgage Loan was paid off.
(10) As of June 30, 2019, $63.6 million had been disbursed under the Hardware Village Loan Facility and $10.4 million remained available for future disbursements, subject to certain conditions contained in the loan documents.
(11) As of June 30, 2019, the Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, One Washingtonian Center, Towers at Emeryville, Ten Almaden, Town Center and Accenture Tower. The face amount of the Portfolio Loan Facility was $1.01 billion, of which $757.5 million was term debt and $252.5 million was revolving debt. As of June 30, 2019, the outstanding balance under the loan consisted of $757.5 million of term debt and $175.0 million of revolving debt. As of June 30, 2019, an additional $77.5 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan Facility, the Company has an option to increase the loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.41 billion, of which 75% would be term debt and 25% would be revolving debt, subject to certain conditions contained in the loan documents. In connection with the sale of One Washingtonian Center and a building at Towers at Emeryville on July 18, 2019, the Company repaid a portion of the principal balance under this loan. As a result, the revised face amount of the Portfolio Loan Facility is $912.3 million, of which $684.2 million is term debt and $228.1 million is revolving debt. Subsequent to the repayment, the outstanding balance under the loan consisted of $684.2 million of term debt and the additional $228.1 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. See Note 10, “Subsequent Events - Portfolio Sale and Related Transactions” for more information.
(12) As of June 30, 2019, the Portfolio Revolving Loan Facility was secured by 515 Congress, Domain Gateway, the McEwen Building, and Gateway Tech Center. The face amount of the Portfolio Loan Facility is $215.0 million, of which $107.5 million is term debt and $107.5 million is revolving debt. As of June 30, 2019, the outstanding balance under the loan consisted of $107.5 million of term debt and $92.5 million of revolving debt. As of June 30, 2019, the remaining $15.0 million of revolving debt remained available for future disbursements upon the Company meeting certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Revolving Loan Facility, the Company has an option to increase the committed amount of the Portfolio Revolving Loan Facility up to four times with each increase of the committed amount to be at least $15.0 million but no greater than, in the aggregate, an additional $170.0 million so that the committed amount will not exceed $385.0 million, of which 50% would be non-revolving debt and 50% would be revolving debt, with the addition of one or more properties to secure the loan, subject to certain terms and conditions contained in the loan documents.
(13) See below, “Recent Financing Transactions - 3001 & 3003 Washington Mortgage Loan.”
As of June 30, 2019, the Company’s deferred financing costs were $13.0 million, net of amortization, of which $10.6 million was included in notes payable, net and $2.4 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2018, the Company’s deferred financing costs were $11.7 million, net of amortization, of which $11.6 million was included in notes payable, net and $0.1 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

During the three and six months ended June 30, 2019, the Company incurred $47.4 million and $85.4 million of interest expense, respectively. During the three and six months ended June 30, 2018, the Company incurred $12.5 million and $13.3 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.6 million and $3.2 million for the three and six months ended June 30, 2019, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2018, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which increased interest expense by $22.0 million and $35.3 million for the three and six months ended June 30, 2019, respectively, and reduced interest expense by $7.2 million and $24.1 million for the three and six months ended June 30, 2018, respectively. Additionally, the Company capitalized $0.6 million and $1.1 million of interest related to construction in progress during the three and six months ended June 30, 2019, respectively, and $1.1 million and $2.1 million of interest related to construction in progress during the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, $7.4 million and $6.8 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2019 (in thousands):

July 1, 2019 through December 31, 2019	$150,723
2020	1,205,338
2021	294,894
2022	256,121
2023	—
Thereafter	379,245
$2,286,321
The Company’s notes payable contain financial debt covenants. As of June 30, 2019, the Company was in compliance with these debt covenants.
Recent Financing Transactions
Carillon Mortgage Loan Refinancing
On April 11, 2019, the Company, through an indirect wholly owned subsidiary, entered into an amended and restated term loan agreement with the lender of the Carillon Mortgage Loan to increase the aggregate borrowing commitment amount to up to $111.0 million (the “Carillon Mortgage Loan Refinancing”), of which $88.8 million is term debt and $22.2 million is revolving debt. At closing, $111.0 million was funded. The Carillon Mortgage Loan Refinancing matures on April 11, 2024, with one 24-month extension option, subject to certain terms, conditions and fees as described in the loan documents. The Company will have the right to prepay all or a portion of the Carillon Mortgage Loan Refinancing, subject to certain conditions contained in the loan documents.
3001 & 3003 Washington Mortgage Loan
On May 21, 2019, the Company, through an indirect wholly owned subsidiary (the “3001 & 3003 Washington Borrower”), entered into a five-year mortgage loan with an unaffiliated lender, for a committed amount of up to $145.2 million (the “3001 & 3003 Washington Mortgage Loan”). At closing, $143.2 million was funded under the 3001 & 3003 Washington Mortgage Loan with an additional $2.0 million available through two $1.0 million earn-out advances upon satisfaction of certain conditions set forth in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

The 3001 & 3003 Washington Mortgage Loan matures on June 1, 2024. The 3001 & 3003 Washington Mortgage Loan bears interest at a floating rate of 145 basis points over one-month LIBOR during the term of the loan. Monthly payments are initially interest only, with monthly payments commencing on June 1, 2022 to include principal and interest with principal payments calculated using an amortization schedule of 30 years at an interest rate of 6.00% per annum. The 3001 & 3003 Washington Borrower has the right to repay the loan in part and in whole without fee, premium or penalty subject to certain conditions as described in the loan documents.
Under the guaranty agreement related to 3001 & 3003 Washington Mortgage Loan (the “Guaranty”), KBS REIT Properties III, LLC (“REIT Properties III”) (i) provides a guaranty of, among other sums described in the Guaranty, all principal and interest outstanding under the 3001 & 3003 Washington Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving REIT Properties III, any 3001 & 3003 Washington Borrower or any of their affiliates and (ii) guarantees payment of, and agrees to protect, defend, indemnify and hold harmless each lender for, from and against, any deficiency, loss or damage suffered by any lender because of (a) certain intentional acts committed by any 3001 & 3003 Washington Borrower or (b) certain bankruptcy or insolvency proceedings involving REIT Properties III, any 3001 & 3003 Washington Borrower or any of their affiliates, as such acts are described in the Guaranty.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of June 30, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2019		December 31, 2018			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2019
Derivative instruments not designated as hedging instruments
Interest rate swaps	12	$1,375,574	14	$1,208,957	One-month LIBOR/ Fixed at 1.67% - 2.51%	2.14%	3.1
Interest rate cap	—	$—	1	$100,000	—	—%	—

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

		June 30, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	Prepaid expenses and other assets, at fair value	—	$—	14	$15,909
Interest rate swaps (1)	Other liabilities, at fair value	12	$(22,445)	—	$—
Interest rate cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—
_____________________
(1) During the six months ended June 30, 2019, the Company terminated two interest rate swaps and realized a gain of $0.5 million, which was recorded as an offset to interest expense.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income statement related
Derivatives designated as hedging instruments
Amount of (income) expense recognized on interest rate swaps (effective portion)	$—	$(96)	$—	$(108)
	—	(96)	—	(108)
Derivatives not designated as hedging instruments
Realized (gain) loss recognized on interest rate swaps	(1,238)	201	(2,627)	1,309
Unrealized loss (gain) on interest rate swaps	23,280	(7,289)	37,899	(25,326)
	22,042	(7,088)	35,272	(24,017)
Increase (decrease) in interest expense as a result of derivatives	$22,042	$(7,184)	$35,272	$(24,125)

Other comprehensive income related
Unrealized (losses) income on derivative instruments	$—	$(1)	$—	$83
During the three and six months ended June 30, 2019 and 2018, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges.

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
June 30, 2019
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2019 and December 31, 2018, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$2,286,321	$2,275,768	$2,295,347	$2,196,154	$2,184,538	$2,202,587
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of June 30, 2019, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives - interest rate swaps	$22,445	$—	$22,445	$—
As of March 31, 2019, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$103,000	$—	$—	$103,000
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
During the six months ended June 30, 2019, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. See Note 3, “Real Estate – Impairment of Real Estate” for a further discussion on the impaired real estate property.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of January 1, 2018, the Company, together with KBS REIT II, KBS Growth & Income REIT, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. At the June 2018 renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2019 and 2018, respectively, and any related amounts payable as of June 30, 2019 and December 31, 2018 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Expensed
Asset management fees (1)	$6,999	$6,738	$13,871	$13,358	$2,314	$2,559
Reimbursement of operating expenses (2) (3)	636	956	1,163	1,102	1,378	734
Disposition fees (4)	—	429	—	429	—	—
Capitalized
Acquisition fee on development project	88	110	133	179	1,049	916
Acquisition fee on unconsolidated joint venture	—	69	—	162	—	—
	$7,723	$8,302	$15,167	$15,230	$4,741	$4,209
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $78,000 and $148,000 for the three and six months ended June 30, 2019, respectively, and $85,000 and $173,000 for the three and six months ended June 30, 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2019 and 2018, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Reimbursement of operating expenses includes $0.6 million and $1.0 million of costs incurred related to the Portfolio Sale for the three and six months ended June 30, 2019, respectively. The Company and the Advisor had agreed to evenly divide certain costs and expenses related to the Portfolio Sale. These costs include legal, audit, tax, printing and other out of pocket costs that the Company incurred related to the Portfolio Sale, which were reimbursable by the Purchaser upon the closing of the Portfolio Sale on July 18, 2019.
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
During the six months ended June 30, 2018, the Advisor reimbursed the Company for a $0.2 million property insurance rebate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
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
As of December 31, 2018, the Company had accrued and deferred payment of $2.6 million of asset management fees under the Advisory Agreement, which were subsequently paid in February 2019. As of June 30, 2019, the Company had $2.3 million of asset management fees payable related to asset management fees incurred for the month of June 2019, which were subsequently paid in July 2019.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary (the “Lessor”) of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor (the “Lessee”) for 5,046 rentable square feet, or approximately 2.4% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and terminates on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income as of June 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the initial lease term, for this lease is approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term is $46.38 per square foot.
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
During the three and six months ended June 30, 2019, the Company recognized $60,000 and $120,000 of revenue related to this lease, respectively. During the three and six months ended June 30, 2018, the Company recognized $60,000 and $120,000 of revenue related to this lease, respectively.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Purchase and Sale Agreement for Portfolio Sale
On June 27, 2019, the Company, through 12 wholly owned subsidiaries, entered into a Portfolio Purchase and Sale Agreement and Escrow Instructions (the “Purchase Agreement”) pursuant to which the Company agreed to sell the Portfolio (as defined below in Note 10 “Subsequent Events - Portfolio Sale and Related Transactions”) to various subsidiaries of a newly formed real estate investment trust (the “Purchaser”) (the “Portfolio Sale”). The Purchaser is affiliated with Charles J. Schreiber, Jr., the Company’s Chief Executive Officer, Chairman of the Board and one of the Company’s directors.
As part of the Portfolio Sale, on June 27, 2019, REIT Properties III entered into a Subscription Agreement (the “Subscription Agreement”) with the Purchaser’s Manager (defined below) to subscribe for $201.0 million of the units to be issued by the Purchaser. Subsequent to June 30, 2019, an additional $70 million of units was subscribed for by REIT III Properties under the placement tranche of the Purchaser’s offering. Pursuant to a set-off agreement entered on June 27, 2019, the Company agreed that the Purchaser may deduct from the aggregate purchase price due from the Purchaser under the Purchase Agreement the subscription amount to be paid by REIT Properties III for the units under the Subscription Agreement.
The Purchaser is externally managed by a joint venture (the “Manager”) among KBS Asia Partners Pte. Ltd., an entity in which Charles J. Schreiber, Jr. currently holds an indirect 50% ownership interest, and other entities unaffiliated with the Company. The Purchaser is expected to pay the Manager an annual base fee of 10% of annual distributable income and an annual performance fee of 25% of the increase in distributions per unit of the Purchaser from the preceding year; however, there would not be any performance fee for 2019 and in 2020 such fee will be based on an increase over projected distributions per unit. In addition, for future acquisitions, the Purchaser will pay the Manager an acquisition fee of 1% of the acquisition price of any real estate acquired. No acquisition fee will be paid with respect to the Purchaser’s acquisition of the Portfolio. The Purchaser will also pay the Manager a divestment fee of 0.5% of the sale price of any real estate sold or divested and a development management fee of 3% of the total project costs incurred for development projects, to the extent the Purchaser acquires a development project. A small portion of these fees paid to the Manager will be paid to KBS Realty Advisors LLC, an affiliate of the Advisor and an entity controlled by Mr. Schreiber, for sub-advisory services. The Schreiber Trust, a trust whose beneficiaries are Charles J. Schreiber, Jr. and his family members, and the Linda Bren 2017 Trust will subscribe for units to be issued by the Purchaser. In addition, Barbara R. Cambon, one of the Company’s former directors, accepted the positions of Chief Executive Officer and Chief Investment Officer of the Manager and will receive compensation for her services. In connection with her acceptance of these positions, Ms. Cambon resigned from the Company’s board of directors effective June 26, 2019.
See Note 10, “Subsequent Events - Portfolio Sale and Related Transactions”
During the six months ended June 30, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2019.

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 1, 2019, the Company paid distributions of $9.5 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on June 18, 2019. On August 1, 2019, the Company paid distributions of $9.5 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on July 19, 2019.
Distributions Authorized
On August 8, 2019, the Company’s board of directors authorized an August 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on August 19, 2019, which the Company expects to pay in September 2019, and a September 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on September 20, 2019, which the Company expects to pay in October 2019.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Portfolio Sale and Related Transactions
On July 18, 2019, the Company, through 12 wholly owned subsidiaries, sold 11 of its properties (the “Portfolio”) to various subsidiaries of the Purchaser. The sale price of the Portfolio was $1.2 billion, before third-party closing costs and credits of approximately $16.1 million and excluding any disposition fees payable to the Advisor. The Portfolio consists of the following properties: Tower I at Emeryville, Emeryville, California; 222 Main, Salt Lake City, Utah; Village Center Station, Greenwood Village, Colorado; Village Center Station II, Greenwood Village, Colorado; 101 South Hanley, St. Louis, Missouri; Tower on Lake Carolyn, Irving, Texas; Promenade I & II at Eilan, San Antonio, Texas; CrossPoint at Valley Forge, Wayne, Pennsylvania; One Washingtonian Center, Gaithersburg, Maryland; Reston Square, Reston, Virginia; and 171 17th Street, Atlanta, Georgia.
In connection with the Portfolio Sale, the Company repaid $613.1 million of outstanding debt secured by the properties in the Portfolio. Pursuant to a set-off agreement, as amended, $271.0 million of the consideration payable by the Purchaser under the Purchase Agreement was set-off against REIT Properties III’s payment obligations for its two subscriptions for units in the Purchaser: (i) the $201 million of units subscribed for by REIT Properties III pursuant to the Subscription Agreement, as amended, and (ii) $70 million of units subscribed for by REIT Properties III under the placement tranche of the Purchaser’s offering. As such, on July 19, 2019, REIT Properties III acquired 307,953,999 units in the Purchaser at an aggregate price of $271 million representing a 33.3% ownership interest in the Purchaser. Currently, the Purchaser does not own any properties other than the Portfolio.
    Also on July 15, 2019, REIT Properties III entered into a placement agreement (the “Placement Agreement”) and unit lending agreement (the “Unit Lending Agreement”) with respect to an offering of units of the Purchaser. REIT Properties III is a party to the Placement Agreement as unit lender, and pursuant to the Placement Agreement, REIT Properties III has granted the underwriters in the offering an over-allotment option (the “Over-Allotment Option”) in which REIT Properties III agreed to sell to the underwriters up to 22,727,000 of REIT Properties III’s units in the Purchaser at the offering price. The Over-Allotment Option is exercisable for up to 30 days after the listing of the units of the Purchaser. Any units purchased pursuant to the Over-Allotment Option would reduce REIT Properties III’s ownership interest in the Purchaser. Pursuant to the Unit Lending Agreement, REIT Properties III agreed to lend the 22,727,000 units subject to the Over-Allotment Option to the stabilizing manager of the offering for the purpose of facilitating the settlement of the over-allotment of units in connection with the Purchaser’s offering. The stabilizing manager will re-deliver to REIT Properties III such number of units that are not purchased pursuant to the exercise of the Over-Allotment Option.
On July 8, 2019, the Company, the Operating Partnership, REIT Holdings III and REIT Properties III (collectively, the “REIT III Entities”) entered into lock-up letter agreements with the underwriters whereby each of the REIT III Entities agreed to hold 100% of REIT Properties III’s units in the Purchaser for six months following the listing of the Purchaser and to hold 50% of REIT Properties III’s units in the Purchaser for 12 months following the listing of the Purchaser. During the respective lock-up periods, without the prior written consent of the underwriters and other than pursuant to the Over-Allotment Option or lending for stabilizing transactions pursuant to the Unit Lending Agreement (described above), the REIT III Entities may not offer, sell, pledge, option, grant any rights or warrants, or enter into any swap, hedge or other similar arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the units held by REIT Properties III.
The units in the Purchaser have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act. Accordingly, with the exception of the units sold to REIT Properties III, The Schreiber Trust and the Linda Bren 2017 Trust, the units of the Purchaser are being offered and sold only outside the United States in an offshore transaction pursuant to Regulation S under the Securities Act.
Share Redemption Program
See Part II, Item 5 “Other Information,” for updated information about the Company’s share redemption program.

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

•
During any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year. As of July 31, 2019, we had $5.1 million available for Special Redemptions (defined herein) for the remainder of 2019. As of July 31, 2019, we had a total $40.9 million of outstanding and unfulfilled Ordinary Redemption (defined herein) requests, representing 3,583,572 shares. On August 8, 2019, our board of directors approved an increase of the funding available for Ordinary Redemptions for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled to date and the remaining amount reserved for Special Redemptions, increases the share redemption program to the maximum amount for 2019. Given the volume of redemption requests in 2019, and because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is not likely that we will be able to redeem shares submitted as Ordinary Redemptions after the August 2019 redemption date and shares submitted as Ordinary Redemptions for the August 2019 redemption date will likely be honored on a pro rata basis pursuant to the terms of the share redemption program.

•
Although our board of directors has approved management’s recommendation to explore strategic alternatives for us, we are not obligated to pursue any particular transaction or any transaction at all. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Stockholders may have to hold their shares for an indefinite period of time. Further, although we are exploring strategic alternatives, there is no assurance that this process will provide a return to stockholders that equals or exceeds our estimated value per share.

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
We have invested in a diverse portfolio of real estate investments. As of June 30, 2019, we owned 28 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which is currently under construction.
On June 27, 2019, we, through 12 wholly owned subsidiaries, entered into a Portfolio Purchase and Sale Agreement and Escrow Instructions (the “Purchase Agreement”) pursuant to which we agreed to sell 11 of our properties (the “Portfolio”) to various subsidiaries of a newly formed real estate investment trust (the “Purchaser”) (the “Portfolio Sale”). The Purchaser is affiliated with Charles J. Schreiber, Jr., our Chief Executive Officer, Chairman of the Board and one of our directors. The Portfolio consists of the following properties: Tower I at Emeryville, Emeryville, California; 222 Main, Salt Lake City, Utah; Village Center Station, Greenwood Village, Colorado; Village Center Station II, Greenwood Village, Colorado; 101 South Hanley, St. Louis, Missouri; Tower on Lake Carolyn, Irving, Texas; Promenade I & II at Eilan, San Antonio, Texas; CrossPoint at Valley Forge, Wayne, Pennsylvania; One Washingtonian Center, Gaithersburg, Maryland; Reston Square, Reston, Virginia; and 171 17th Street, Atlanta, Georgia. On July 18, 2019, we, through 12 wholly owned subsidiaries, sold the Portfolio to various subsidiaries of the Purchaser. The sale price of the Portfolio was $1.2 billion, before third-party closing costs and credits of approximately $16.1 million and excluding any disposition fees payable to our advisor. In connection with the Portfolio Sale, we repaid $613.1 million of outstanding debt secured by the properties in the Portfolio. Pursuant to a set-off agreement, as amended, $271.0 million of the consideration payable by the Purchaser under the Purchase Agreement was set-off against KBS REIT Properties III LLC’s, our indirect wholly owned subsidiary (“REIT Properties III”), payment obligations for its two subscriptions for units in the Purchaser: (i) the $201 million of units subscribed for by REIT Properties III pursuant to a subscription agreement, as amended, and (ii) $70 million of units subscribed for by REIT Properties III under the placement tranche of the Purchaser’s offering. As such, on July 19, 2019, REIT Properties III acquired 307,953,999 units in the Purchaser at an aggregate price of $271 million representing a 33.3% ownership interest in the Purchaser. Currently, the Purchaser does not own any properties other than the Portfolio. See “Subsequent Events - Portfolio Sale and Related Transactions.”
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of June 30, 2019, we had also sold 30,244,405 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $307.3 million. Additionally, on October 3, 2014, we issued 258,462 shares of common stock, for $2.4 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
We continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
Also as of June 30, 2019, we had redeemed or repurchased 24,527,469 shares sold in our initial public offering for $266.0 million.
On July 22, 2019, we announced that our board of directors has approved management’s recommendation to explore strategic alternatives in an effort to provide enhanced liquidity to our stockholders. These strategic alternatives include our potential conversion into an “NAV REIT” or strategic asset sales. An NAV REIT is a term generally used to describe a REIT that values its shares as often as daily but at least quarterly on a net asset value (“NAV”) basis and provides increased capacity to repurchase shares through its share redemption program. Although our board of directors has approved management’s recommendation to explore strategic alternatives for us, we are not obligated to pursue any particular transaction or any transaction at all.

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
As of June 30, 2019, we had mortgage debt obligations in the aggregate principal amount of $2.3 billion, with a weighted-average remaining term of 2.0 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $49.3 million of notes payables maturing and amortization payments due during the 12 months ending June 30, 2020. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of June 30, 2019, our debt obligations consisted of $189.5 million of fixed rate notes payable and $2.1 billion of variable rate notes payable. As of June 30, 2019, the interest rates on $1.4 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. As discussed above, in connection with the Portfolio Sale on July 18, 2019, we repaid $613.1 million of outstanding debt secured by the properties in the Portfolio and made an additional $259.6 million of voluntary paydowns in July 2019 on four loans. As a result, as of July 31, 2019, we had $349.0 million of revolving debt available for immediate future disbursement under various loans, subject to certain conditions set forth in the loan agreements.
We paid distributions to our stockholders during the six months ended June 30, 2019 using cash flow from operations from current and prior periods and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2019 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the six months ended June 30, 2019, net cash provided by operating activities was $44.9 million, compared to net cash provided by operating activities of $53.1 million during the six months ended June 30, 2018. Net cash provided by operating activities was higher in 2018 primarily as a result of the timing of payments of operating expenses and leasing commissions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash used in investing activities was $48.1 million for the six months ended June 30, 2019 and primarily consisted of the following:

•	$35.2 million used for improvements to real estate;

•	$14.0 million used for construction in progress related to Hardware Village;

•	$0.5 million of insurance proceeds received for property damage;

•	$0.9 million of escrow proceeds received for tenant improvements; and

•	$0.3 million used for post-closing acquisition costs related to the purchase of a joint venture partner’s equity interest in 2018.
Cash Flows from Financing Activities
During the six months ended June 30, 2019, net cash used in financing activities was $0.9 million and primarily consisted of the following:

•
$85.5 million of net cash provided by debt financing as a result of proceeds from notes payable of $283.8 million, partially offset by principal payments on notes payable of $193.6 million and payments of deferred financing costs of $4.7 million;

•	$55.6 million of cash used for redemptions and repurchases of common stock; and

•	$30.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $26.5 million.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of June 30, 2019, our borrowings and other liabilities were approximately 63% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
We also expect to use our capital resources to make certain payments to our advisor. During our operational stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our investments and costs incurred by our advisor in providing services to us. We also pay fees to our advisor in connection with the disposition of investments. We reimburse our advisor and dealer manager for certain stockholder services.
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
As of June 30, 2019, we had reimbursed our advisor for all accrued and deferred asset management fees in accordance with the terms noted above. The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future. As of June 30, 2019, we had $2.3 million of asset management fees payable related to asset management fees incurred for the month of June 2019, which was subsequently paid in July 2019.
On September 27, 2018, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2019 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$2,286,321	$150,723	$1,500,232	$256,121	$379,245
Interest payments on outstanding debt obligations (2)	176,893	42,822	99,793	30,859	3,419
Development obligations (3)	5,668	5,668	—	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $45.3 million, excluding amortization of deferred financing costs totaling $3.2 million and unrealized losses on derivative instruments of $37.9 million and including interest capitalized of $1.1 million during the six months ended June 30, 2019.
(3) We have entered into the Hardware Village joint venture to develop a two-building multifamily apartment complex consisting of 453 units and expect to incur approximately $5.7 million in additional development obligations through 2019. In July 2018, one of the two buildings consisting of 267 units was substantially completed. As of June 30, 2019, $63.6 million had been disbursed under the Hardware Village Loan Facility and $10.4 million remained available for future disbursements, subject to certain conditions contained in the Hardware Village Loan Facility documents.
As discussed above, in connection with the Portfolio Sale, we repaid $613.1 million of outstanding debt secured by the properties in the Portfolio on July 18, 2019.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of June 30, 2018, we owned 27 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and operate an office/retail property (“Village Center Station II”). In addition, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project (“Hardware Village”). The construction of Village Center Station II was substantially completed in May 2018, and in October 2018, we purchased the unaffiliated developer's 25% equity interest and consolidated Village Center Station II. In addition, one of the two apartment buildings consisting of 267 units at Hardware Village was completed and placed in service in July 2018. As a result, as of June 30, 2019, we owned 28 office properties and one mixed-use office/retail property and had entered into the Hardware Village joint venture. As a result, the results of operations presented for the six months ended June 30, 2019 and 2018 are not directly comparable.
Comparison of the three months ended June 30, 2019 versus the three months ended June 30, 2018
The following table provides summary information about our results of operations for the three months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Properties Completed and Disposed (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$105,843	$98,794	$7,049	7%	$1,793	$5,256
Other operating income	8,666	8,782	(116)	(1)%	204	(320)
Operating, maintenance and management costs	26,279	24,301	1,978	8%	347	1,631
Real estate taxes and insurance	18,418	18,487	(69)	—%	145	(214)
Asset management fees to affiliate	6,999	6,738	261	4%	189	72
General and administrative expenses	1,907	2,012	(105)	(5)%	n/a	n/a
Depreciation and amortization	41,632	39,025	2,607	7%	2,269	338
Interest expense	47,403	12,517	34,886	279%	n/a	n/a
Other income	9	1,575	(1,566)	(100)%	—	(1,566)
Other interest income	192	84	108	129%	n/a	n/a
Loss from extinguishment of debt	(196)	—	(196)	(100)%	—	(196)
Equity in income of unconsolidated joint venture	—	(348)	348	(100)%	348	—
Gain on sale of real estate, net	—	11,942	(11,942)	(100)%	(11,942)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 related to real estate developments completed and real estate investments disposed of on or after April 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties increased from $98.8 million for the three months ended June 30, 2018 to $105.8 million for the three months ended June 30, 2019. The increase in rental income was primarily due to an increase in rental rates, lease termination fees, property tax recoveries as a result of property tax reassessments and operating expense recoveries in properties held throughout both periods, as well as the acquisition of the developer’s 25% equity interest in Village Center Station II in October 2018 and the operation of Village Center Station II and Hardware Village West, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect rental income to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, rental income would vary in future periods based on occupancy rates and rental rates of our real estate investments and increase based on the completion of development and the subsequent full operation of Hardware Village.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other operating income decreased from $8.8 million during the three months ended June 30, 2018 to $8.7 million for the three months ended June 30, 2019. The decrease in other operating income was primarily due to a decrease in parking revenues for properties held throughout both periods, partially offset by the acquisition of the developer’s 25% equity interest in Village Center Station II in October 2018 and the operation of Village Center Station II. We expect other operating income to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, other operating income would vary in future periods based on occupancy rates and parking rates at our real estate properties.
Operating, maintenance and management costs increased from $24.3 million for the three months ended June 30, 2018 to $26.3 million for the three months ended June 30, 2019. The increase in operating, maintenance and management costs was primarily a result of the operation of Hardware Village West, which was completed in July 2018, and an increase in repair and maintenance costs, an increase in property management fees and an increase in legal fees related to leasing for properties held throughout both periods, partially offset by the sale of Rocklin Corporate Center in May 2018.  Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost. We expect operating, maintenance and management costs to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, operating, maintenance and management costs would increase in future periods as a result of the completion of development and the subsequent full operation of Hardware Village and general inflation.
Real estate taxes and insurance decreased from $18.5 million for the three months ended June 30, 2018 to $18.4 million for the three months ended June 30, 2019. The decrease in real estate taxes and insurance was primarily due to lower property taxes as a result of property tax reassessments for properties held throughout both periods, partially offset by higher real estate taxes for Hardware Village West which was placed into service in July 2018. We expect real estate taxes and insurance to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, real estate taxes and insurance would increase in future periods as a result of the development and subsequent full operation of Hardware Village, general inflation and general increases due to future property tax reassessments.
Asset management fees with respect to our real estate investments increased from $6.7 million for the three months ended June 30, 2018 to $7.0 million for the three months ended June 30, 2019 due to the increase in capital improvements for properties held throughout both periods, the acquisition of the developer’s 25% equity interest in Village Center Station II in October 2018 and the operation of Village Center Station II and the operation of Hardware Village West, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect asset management fees to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, we expect asset management fees to increase in future periods as a result of the development and subsequent full operation of Hardware Village and as a result of any improvements we make to our properties. As of June 30, 2019, we had $2.3 million of asset management fees payable related to asset management fees incurred for the month of June 2019, which was subsequently paid in July 2019.
General and administrative expenses decreased from $2.0 million for the three months ended June 30, 2018 to $1.9 million for the three months ended June 30, 2019. The decrease in general and administrative expenses was primarily due to professional fees incurred in 2018 related to the Portfolio Sale. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. We have agreed with our advisor to evenly divide certain costs and expenses related to the Portfolio Sale. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased from $39.0 million for the three months ended June 30, 2018 to $41.6 million for the three months ended June 30, 2019, primarily due to the acquisition of the developer’s 25% equity interest in Village Center Station II in October 2018 and the operation of Village Center Station II, the operation of Hardware Village West and accelerated depreciation and amortization due to early lease terminations for properties held throughout both periods. We expect depreciation and amortization to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, depreciation and amortization would vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs, offset by an increase as a result of the development and subsequent full operation of Hardware Village.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense increased from $12.5 million for the three months ended June 30, 2018 to $47.4 million for the three months ended June 30, 2019. Included in interest expense was (i) $19.0 million and $24.1 million of interest expense payments for the three months ended June 30, 2018 and 2019, respectively, (ii) the amortization of deferred financing costs of $1.6 million and $1.6 million for the three months ended June 30, 2018 and 2019, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which reduced interest expense by $7.2 million for the three months ended June 30, 2018 and increased interest expense by $22.0 million for the three months ended June 30, 2019. Additionally, during the three months ended June 30, 2018 and 2019, we capitalized $1.1 million and $0.6 million of interest related to construction in progress, respectively. The increase in interest expense was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, a higher 30-day LIBOR rate and an increased level of borrowing. We expect interest expense to decrease in future periods due to the repayment of debt related to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, interest expense would increase in future periods as a result of additional borrowings for capital expenditures and development activity. Our interest expense in future periods will also vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).
During the three months ended June 30, 2018, we recognized $1.6 million of other income as a result of a reduction in contingent liability during the second quarter of 2018.
During the three months ended June 30, 2019, we recognized a loss from extinguishment of debt of $0.2 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the 3003 Washington Boulevard Mortgage Loan.
During the three months ended June 30, 2018, we recognized $0.3 million in equity in income of unconsolidated joint venture related to operations of Village Center Station II. On October 11, 2018, we purchased the developer’s 25% equity interest and accounted for Village Center Station II on a consolidated basis.
During the three months ended June 30, 2018, we sold one office property that resulted in a gain on sale of $11.9 million. We did not dispose of any properties during the three months ended June 30, 2019.
Comparison of the six months ended June 30, 2019 versus the six months ended June 30, 2018
The following table provides summary information about our results of operations for the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Properties Completed and Disposed (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$208,850	$195,416	$13,434	7%	$2,920	$10,514
Other operating income	17,037	16,339	698	4%	386	312
Operating, maintenance and management costs	50,013	47,455	2,558	5%	589	1,969
Real estate taxes and insurance	35,865	35,261	604	2%	69	535
Asset management fees to affiliate	13,871	13,358	513	4%	363	150
General and administrative expenses	3,942	3,535	407	12%	n/a	n/a
Depreciation and amortization	83,040	78,006	5,034	6%	4,579	455
Interest expense	85,350	13,327	72,023	540%	n/a	n/a
Impairment charges on real estate	8,706	—	8,706	100%	—	8,706
Other income	22	1,876	(1,854)	(99)%	—	(1,854)
Other interest income	264	96	168	175%	n/a	n/a
Loss from extinguishment of debt	(196)	—	(196)	(100)%	—	(196)
Equity in income (loss) of unconsolidated joint venture	—	(348)	348	(100)%	348	—
Gain on sale of real estate, net	—	11,942	(11,942)	(100)%	(11,942)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 related to real estate developments completed and real estate investments disposed of on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 related to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income from our real estate properties increased from $195.4 million for the six months ended June 30, 2018 to $208.9 million for the six months ended June 30, 2019. The increase in rental income was primarily due to an increase in rental rates, lease termination fees, property tax recoveries as a result of property tax reassessments and operating expense recoveries in properties held throughout both periods, as well as the acquisition of the developer’s 25% equity interest in Village Center Station II in October 2018 and the operation of Village Center Station II, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect rental income to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, rental income would vary in future periods based on occupancy rates and rental rates of our real estate investments and to increase based on the development and subsequent full operation of Hardware Village.
Other operating income increased from $16.3 million during the six months ended June 30, 2018 to $17.0 million for the six months ended June 30, 2019. The increase in other operating income was primarily due to an increase in parking revenues for properties held throughout both periods, as well as the acquisition of the developer’s 25% equity interest in Village Center Station II in October 2018 and the operation of Village Center Station II, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect other operating income to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, other operating income would vary in future periods based on occupancy rates and parking rates at our real estate properties.
Operating, maintenance and management costs increased from $47.5 million for the six months ended June 30, 2018 to $50.0 million for the six months ended June 30, 2019. The increase in operating, maintenance and management costs was primarily a result of the operation of Hardware Village West, which was completed in July 2018, and an increase in repair and maintenance costs, an increase in property management fees and an increase in legal fees related to leasing for properties held throughout both periods, partially offset by the sale of Rocklin Corporate Center in May 2018.  Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost. We expect operating, maintenance and management costs to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, operating, maintenance and management costs would increase in future periods as a result of the development and subsequent full operation of Hardware Village and general inflation.
Real estate taxes and insurance increased from $35.3 million for the six months ended June 30, 2018 to $35.9 million for the six months ended June 30, 2019. The increase in real estate taxes and insurance was primarily due to higher property taxes as a result of property tax reassessments for properties held throughout both periods and the operation of Hardware Village West, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect real estate taxes and insurance to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, real estate taxes and insurance would increase in future periods as a result of the development and subsequent full operation of Hardware Village, general inflation and general increases due to future property tax reassessments.
Asset management fees with respect to our real estate investments increased from $13.4 million for the six months ended June 30, 2018 to $13.9 million for the six months ended June 30, 2019 due to the increase in capital improvements for properties held throughout both periods, the acquisition of the developer’s 25% equity interest in Village Center Station II in October 2018 and the operation of Village Center Station II and the operation of Hardware Village West, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect asset management fees to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, asset management fees would increase in future periods as a result of the development and subsequent full operation of Hardware Village and as a result of any improvements we make to our properties. As of June 30, 2019, we had $2.3 million of asset management fees payable related to asset management fees incurred for the month of June 2019, which was subsequently paid in July 2019.
General and administrative expenses increased from $3.5 million for the six months ended June 30, 2018 to $3.9 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily due to professional fees incurred related to the Portfolio Sale. We have agreed with our advisor to evenly divide certain costs and expenses related to the Portfolio Sale. We expect general and administrative expenses to vary in future periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization increased from $78.0 million for the six months ended June 30, 2018 to $83.0 million for the six months ended June 30, 2019, primarily due to the acquisition of the developer’s 25% equity interest in Village Center Station II in October 2018 and the operation of Village Center Station II, the operation of Hardware Village West, and accelerated depreciation and amortization due to early lease terminations for properties held throughout both periods, partially offset by the sale of Rocklin Corporate Center in May 2018. We expect depreciation and amortization to decrease in future periods due to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, depreciation and amortization would vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs, offset by an increase as a result of the development and subsequent full operation of Hardware Village.
Interest expense increased from $13.3 million for the six months ended June 30, 2018 to $85.4 million for the six months ended June 30, 2019. Included in interest expense was (i) $36.1 million and $47.5 million of interest expense payments for the six months ended June 30, 2018 and 2019, respectively, (ii) the amortization of deferred financing costs of $3.3 million and $3.2 million for the six months ended June 30, 2018 and 2019, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which reduced interest expense by $24.1 million for the six months ended June 30, 2018 and increased interest expense by $35.3 million for the six months ended June 30, 2019. Additionally, during the six months ended June 30, 2018 and 2019, we capitalized $2.1 million and $1.1 million of interest related to construction in progress, respectively. The increase in interest expense was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, a higher 30-day LIBOR rate and an increased level of borrowing. We expect interest expense to decrease in future periods due to the repayment of debt related to the Portfolio Sale in July 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Additionally, interest expense would increase in future periods as a result of additional borrowings for capital expenditures and development activity. Our interest expense in future periods will also vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).
During the six months ended June 30, 2019, we recorded non-cash impairment charges of $8.7 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates.
During the six months ended June 30, 2018, we incurred $1.9 million of other income primarily as a result of a reduction in contingent liability of $1.6 million during the second quarter of 2018.
During the six months ended June 30, 2019, we recognized a loss from extinguishment of debt of $0.2 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the 3003 Washington Boulevard Mortgage Loan.
During the six months ended June 30, 2018, we recognized $0.3 million in equity loss of unconsolidated joint venture related to the operations of Village Center Station II.
During the six months ended June 30, 2018, we sold one office property that resulted in a gain on sale of $11.9 million. During the six months ended June 30, 2019, we did not dispose of any properties.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold or under contract to sale as of June 30, 2019.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, unrealized (gains) losses on derivative instruments, adjustments related to contingent purchase price obligations and loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2019 and 2018, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to common stockholders	$(28,115)	$17,749	$(54,793)	$34,379
Depreciation of real estate assets	26,109	23,448	52,605	46,603
Amortization of lease-related costs	15,523	15,577	30,435	31,403
Impairment charges on real estate	—	—	8,706	—
Gain on sale of real estate, net	—	(11,942)	—	(11,942)
FFO attributable to common stockholders (1)	13,517	44,832	36,953	100,443
Straight-line rent and amortization of above- and below-market leases, net	(2,304)	(2,539)	(5,126)	(7,534)
Loss from extinguishment of debt	196	—	196	—
Unrealized losses (gains) on derivative instruments	23,280	(7,289)	37,899	(25,326)
Adjustment relating to contingent purchase price obligation	—	(1,575)	—	(1,575)
MFFO attributable to common stockholders (1)	$34,689	$33,429	$69,922	$66,008
_____________________
(1) FFO and MFFO includes $4.2 million and $6.8 million of lease termination income for the three and six months ended June 30, 2019, respectively. FFO and MFFO includes $0.4 million and $0.7 million of lease termination income for the three and six months ended June 30, 2018, respectively.
Our calculation of MFFO above includes amounts related to the operations of the Portfolio sold on July 18, 2019. See “Overview” above and “Subsequent Events - Portfolio Sale and Related Transactions” below. Please refer to the table below with respect to the proportion of MFFO related to the real estate property sold and related to the Portfolio which was under contract for sale as of June 30, 2019 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
MFFO by component:
Assets held for investment	$22,996	$21,591	$43,733	$41,951
Real estate properties sold	—	379	—	872
Real estate properties under contract for sale	11,693	11,459	26,189	23,185
MFFO	$34,689	$33,429	$69,922	$66,008
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first and second quarters of 2019 (in thousands, except per share amounts):

	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2019	$28,523	$0.1625	$15,390	$13,497	$28,887	$15,008
Second Quarter 2019	28,404	0.1625	15,382	12,974	28,356	29,918
	$56,927	$0.3250	$30,772	$26,471	$57,243	$44,926
_____________________

(1)	Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.

(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2019, we paid aggregate distributions of $57.2 million, including $30.8 million of distributions paid in cash and $26.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2019 was $54.8 million. FFO for the six months ended June 30, 2019 was $37.0 million and cash flow from operating activities was $44.9 million. See the reconciliation of FFO to net (loss) income attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $43.3 million of cash flow from current operating activities, $11.1 million of cash flow from operating activities in excess of distributions paid during prior periods and $2.8 million from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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
Distributions Paid
On July 1, 2019, we paid distributions of $9.5 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on June 18, 2019. On August 1, 2019, we paid distributions of $9.5 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on July 19, 2019.
Distributions Authorized
On August 8, 2019, our board of directors authorized an August 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on August 19, 2019, which we expect to pay in September 2019, and a September 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on September 20, 2019, which we expect to pay in October 2019.
Investors may choose to receive cash distributions or purchase additional shares through the our dividend reinvestment plan.
Portfolio Sale and Related Transactions
On July 18, 2019, we, through 12 wholly owned subsidiaries, sold the Portfolio to various subsidiaries of the Purchaser. The sale price of the Portfolio was $1.2 billion, before third-party closing costs and credits of approximately $16.1 million and excluding any disposition fees payable to our advisor. In connection with the Portfolio Sale, we repaid $613.1 million of outstanding debt secured by the properties in the Portfolio. Pursuant to a set-off agreement, as amended, $271.0 million of the consideration payable by the Purchaser under the Purchase Agreement was set-off against REIT Properties III’s payment obligations for its two subscriptions for units in the Purchaser: (i) the $201 million of units subscribed for by REIT Properties III pursuant to a subscription agreement, as amended, and (ii) $70 million of units subscribed for by REIT Properties III under the placement tranche of the Purchaser’s offering. As such, on July 19, 2019, REIT Properties III acquired 307,953,999 units in the Purchaser at an aggregate price of $271 million representing a 33.3% ownership interest in the Purchaser. Currently, the Purchaser does not own any properties other than the Portfolio.
    Also, on July 15, 2019, REIT Properties III entered into a placement agreement (the “Placement Agreement”) and unit lending agreement (the “Unit Lending Agreement”) with respect to an offering of units of the Purchaser. REIT Properties III is a party to the Placement Agreement as unit lender, and pursuant to the Placement Agreement, REIT Properties III has granted the underwriters in the offering an over-allotment option (the “Over-Allotment Option”) in which REIT Properties III agreed to sell to the underwriters up to 22,727,000 of REIT Properties III’s units in the Purchaser at the offering price. The Over-Allotment Option is exercisable for up to 30 days after the listing of the units of the Purchaser. Any units purchased pursuant to the Over-Allotment Option would reduce REIT Properties III’s ownership interest in the Purchaser. Pursuant to the Unit Lending Agreement, REIT Properties III agreed to lend the 22,727,000 units subject to the Over-Allotment Option to the stabilizing manager of the offering for the purpose of facilitating the settlement of the over-allotment of units in connection with the Purchaser’s offering. The stabilizing manager will re-deliver to REIT Properties III such number of units that are not purchased pursuant to the exercise of the Over-Allotment Option.
On July 8, 2019, we, our Operating Partnership, KBS REIT Holdings III LLC and REIT Properties III (collectively, the “REIT III Entities”) entered into lock-up letter agreements with the underwriters whereby each of the REIT III Entities agreed to hold 100% of REIT Properties III’s units in the Purchaser for six months following the listing of the Purchaser and to hold 50% of REIT Properties III’s units in the Purchaser for 12 months following the listing of the Purchaser. During the respective lock-up periods, without the prior written consent of the underwriters and other than pursuant to the Over-Allotment Option or lending for stabilizing transactions pursuant to the Unit Lending Agreement (described above), the REIT III Entities may not offer, sell, pledge, option, grant any rights or warrants, or enter into any swap, hedge or other similar arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the units held by REIT Properties III.
The units in the Purchaser have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act. Accordingly, with the exception of the units sold to REIT Properties III, The Schreiber Trust and the Linda Bren 2017 Trust, the units of the Purchaser are being offered and sold only outside the United States in an offshore transaction pursuant to Regulation S under the Securities Act.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Purchaser is externally managed by a joint venture (the “Manager”) among KBS Asia Partners Pte. Ltd., an entity in which Charles J. Schreiber, Jr. currently holds an indirect 50% ownership interest, and other entities unaffiliated with us. The Purchaser is expected to pay the Manager an annual base fee of 10% of annual distributable income and an annual performance fee of 25% of the increase in distributions per unit of the Purchaser from the preceding year; however, there would not be any performance fee for 2019 and in 2020 such fee will be based on an increase over projected distributions per unit. In addition, for future acquisitions, the Purchaser will pay the Manager an acquisition fee of 1% of the acquisition price of any real estate acquired. No acquisition fee will be paid with respect to the Purchaser’s acquisition of the Portfolio. The Purchaser will also pay the Manager a divestment fee of 0.5% of the sale price of any real estate sold or divested and a development management fee of 3% of the total project costs incurred for development projects, to the extent the Purchaser acquires a development project. A small portion of these fees paid to the Manager will be paid to KBS Realty Advisors LLC, an affiliate of KBS Capital Advisors and an entity controlled by Mr. Schreiber, for sub-advisory services. The Schreiber Trust, a trust whose beneficiaries are Charles J. Schreiber, Jr. and his family members, and the Linda Bren 2017 Trust will subscribe for units to be issued by the Purchaser. In addition, Barbara R. Cambon, one of our former directors, accepted the positions of Chief Executive Officer and Chief Investment Officer of the Manager and will receive compensation for her services. In connection with her acceptance of these positions, Ms. Cambon resigned from the Company’s board of directors effective June 26, 2019.
Share Redemption Program
See Part II, Item 5 “Other Information,” for updated information about our share redemption program.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2019, the fair value of our fixed rate debt was $193.1 million and the outstanding principal balance of our fixed rate debt was $189.5 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2019.  As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $721.2 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.4 billion of our variable rate debt. Based on interest rates as of June 30, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2020, interest expense on our variable rate debt would increase or decrease by $7.2 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2019 were 4.1% and 3.9%, respectively.  The weighted-average interest rates represent the actual interest rate in effect as of June 30, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2019 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risk discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
Because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is not likely that we will be able to redeem shares submitted as Ordinary Redemptions after the August 2019 redemption date and shares submitted as Ordinary Redemptions for the August 2019 redemption date will likely be honored on a pro rata basis pursuant to the terms of the share redemption program.
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
Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”; all redemptions that do not meet the requirements for a Special Redemption are “Ordinary Redemptions”). As a result of the above-referenced limitations on the number of shares we can purchase pursuant to the share redemption program, as of March 1, 2019, we had exhausted all funds available for Ordinary Redemptions in 2019. As of July 31, 2019, we had $5.1 million available for Special Redemptions for the remainder of 2019. As of July 31, 2019, we had a total $40.9 million of outstanding and unfulfilled Ordinary Redemption requests, representing 3,583,572 shares. On August 8, 2019, our board of directors approved an increase of the funding available for Ordinary Redemptions for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled to date and the remaining amount reserved for Special Redemptions, increases the share redemption program to the maximum amount for 2019.
Given the volume of redemption requests in 2019, and because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is not likely that we will be able to redeem shares submitted as Ordinary Redemptions after the August 2019 redemption date and shares submitted as Ordinary Redemptions for the August 2019 redemption date will likely be honored on a pro rata basis pursuant to the terms of the share redemption program.
Our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to our stockholders. We describe the restrictions of our share redemption program in detail below under Part II, Item 2(c).

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)

Our advisor and its affiliates face conflicts of interest relating to the acquisition of assets due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on our sponsor, KBS Holdings LLC, our advisor, KBS Capital Advisors, and other key real estate and debt finance professionals at our advisor, including Mr. Schreiber, to identify suitable investment opportunities for us. KBS Capital Advisors and KBS Realty Advisors advise other KBS-sponsored programs and funds. As such, KBS-sponsored programs that have funds available for investment and KBS-advised investors that have funds available for investment rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. In connection with the Portfolio Sale, KBS Capital Advisors and KBS Realty Advisors proposed that the Company’s conflicts committee and board of directors adopt an asset allocation policy (the “Allocation Process”) among us, KBS Real Estate Investment Trust II, Inc. and KBS Growth & Income REIT, Inc. (collectively, the “Core Strategy REITs”) and the Purchaser. The board of directors and conflicts committee adopted the Allocation Process as proposed. The Allocation Process provides that, in order to mitigate potential conflicts of interest that may arise among the Core REITs and the Purchaser, upon the listing of the Purchaser (which occurred on July 19, 2019), potential asset acquisitions that meet all of the following criteria would be offered first to the Purchaser:

(i)	Class A office building;

(ii)	Purchase price of at least $125.0 million;

(iii)	Average occupancy of at least 90% for the first two years based on contractual in-place leases; and

(iv)	Stabilized property investment yield that is generally supportive of the distributions per unit of the Purchaser.
To the extent the Purchaser does not have the funds to acquire the asset or to the extent the Manager of the Purchaser decides to forego the acquisition opportunity, such asset may then be offered to the Core Strategy REITs at the discretion of KBS Capital Advisors.
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
A significant percentage of our assets is invested in Accenture Tower (formerly 500 West Madison) and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
As of July 18, 2019, Accenture Tower (formerly 500 West Madison) represented approximately 17.3% of our total assets and represented approximately 13.7% of our total annualized base rent. Further, as a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

There are several limitations on our ability to redeem shares under our share redemption program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program, and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions;” all redemptions that do not meet the requirements for a Special Redemption are “Ordinary Redemptions”), we may not redeem shares unless the stockholder has held the shares for one year.

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
Pursuant to our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. Ordinary Redemptions are made at a price per share equal to 95% of our most recent estimated value per share as of the applicable redemption date.
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
During the six months ended June 30, 2019, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	3,863,019	$11.43	(3)
February 2019	204,861	$11.59	(3)
March 2019	89,190	$12.02	(3)
April 2019	72,512	$12.02	(3)
May 2019	67,724	$12.02	(3)
June 2019	100,579	$12.02	(3)
Total	4,397,885
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for Special Redemptions. Based on this limitation, as of March 1, 2019, we exhausted all funds available for Ordinary Redemptions in 2019. As of July 31, 2019 we had $5.1 million available for Special Redemptions for the remainder of 2019. As of July 31, 2019, we had a total of $40.9 million of outstanding and unfulfilled Ordinary Redemption requests, representing 3,583,572 shares, recorded as redemptions payable in other liabilities on the accompanying consolidated balance sheets. On August 8, 2019, our board of directors approved an increase of the funding available for Ordinary Redemptions for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled to date and the remaining amount reserved for Special Redemptions, increases the share redemption program to the maximum amount for 2019. Given the volume of redemption requests in 2019, and because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is not likely that we will be able to redeem shares submitted as Ordinary Redemptions after the August 2019 redemption date and shares submitted as Ordinary Redemptions for the August 2019 redemption date will likely be honored on a pro rata basis pursuant to the terms of the share redemption program.
In addition to the redemptions under the share redemption program described above, during the six months ended June 30, 2019, we repurchased an additional 442,275 shares of our common stock at a weighted-average price of $11.42 per share for an aggregate price of $5.1 million.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 5.    Other Information

Increase in Funding for Ordinary Redemptions
Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we initially had an aggregate of $56.1 million available for redemptions in 2019, including the $10.0 million reserve for redemptions sought in connection with a Special Redemption. As of March 1, 2019, we had exhausted all funds available for Ordinary Redemptions in 2019. As of July 31, 2019, we had $5.1 million available for Special Redemptions for the remainder of 2019. As of July 31, 2019, we had a total $40.9 million of outstanding and unfulfilled Ordinary Redemption requests, representing 3,583,572 shares. On August 8, 2019, our board of directors approved an increase of the funding available for Ordinary Redemptions for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled to date and the remaining amount reserved for Special Redemptions, increases the share redemption program to the maximum amount for 2019.
Given the volume of redemption requests in 2019, and because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is not likely that we will be able to redeem shares submitted as Ordinary Redemptions after the August 2019 redemption date and shares submitted as Ordinary Redemptions for the August 2019 redemption date will likely be honored on a pro rata basis pursuant to the terms of the share redemption program.
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

10.1	Portfolio Purchase and Sale Agreement and Escrow Instructions between certain subsidiaries of the Company and certain subsidiaries of the Purchaser in the Portfolio Sale, dated June 27, 2019

10.2
First Amendment to Portfolio Purchase and Sale Agreement and Escrow Instructions between certain subsidiaries of the Company and certain subsidiaries of the Purchaser in the Portfolio Sale, dated July 16, 2019

10.3	Subscription Agreement of KBS REIT Properties III LLC, dated June 27, 2019

10.4	Subscription Agreement Amendment of KBS REIT Properties III LLC, dated July 15, 2019

10.5	Set-Off Agreement among certain subsidiaries of the Company, certain subsidiaries of the Purchaser in the Portfolio Sale and the parties named therein, dated June 27, 2019

10.6	Set-Off Agreement Amendment among certain subsidiaries of the Company, certain subsidiaries of the Purchaser in the Portfolio Sale and the parties named therein, dated July 17, 2019

10.7	Placement Agreement among the parties named therein, dated July 15, 2019

10.8	Unit Lending Agreement among the parties named therein, dated July 15, 2019

10.9	Lock-up Letter Agreement by the Company, dated July 8, 2019

10.10	Lock-up Letter Agreement by KBS Limited Partnership III, dated July 8, 2019

10.11	Lock-up Letter Agreement by KBS REIT Holdings LLC, dated July 8, 2019

10.12	Lock-up Letter Agreement by KBS REIT Properties III, dated July 8, 2019

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed May 9, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 9, 2019	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 9, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)