Form 10-Q
period 2019-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2019-11-13
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 5, 2019, there were 173,034,679 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate:
Land	$311,669	$312,527
Buildings and improvements	2,124,676	2,094,343
Construction in progress	54,820	35,785
Tenant origination and absorption costs	98,089	131,969
Total real estate held for investment, cost	2,589,254	2,574,624
Less accumulated depreciation and amortization	(420,330)	(387,822)
Total real estate held for investment, net	2,168,924	2,186,802
Real estate held for sale, net	—	849,719
Total real estate, net	2,168,924	3,036,521
Cash and cash equivalents	58,840	75,023
Restricted cash	5,289	1,015
Investment in an unconsolidated entity	252,258	—
Rents and other receivables, net	73,073	68,299
Due from affiliate	2,808	—
Above-market leases, net	656	1,014
Assets related to real estate held for sale, net	—	49,918
Prepaid expenses and other assets	77,577	69,001
Total assets	$2,639,425	$3,300,791
Liabilities and equity
Notes payable, net
Notes payable related to real estate held for investment, net	1,404,277	1,616,421
Notes payable related to real estate held for sale, net	—	568,117
Total notes payable, net	1,404,277	2,184,538
Accounts payable and accrued liabilities	69,632	67,265
Due to affiliate	4,609	4,209
Distributions payable	9,343	9,801
Below-market leases, net	10,622	13,660
Liabilities related to real estate held for sale, net	—	3,893
Redeemable common stock payable	11,658	31,647
Other liabilities	35,596	30,396
Total liabilities	1,545,737	2,345,409
Commitments and contingencies (Note 11)
Redeemable common stock	31,303	24,487
Equity
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 172,437,470 and 177,523,853 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,724	1,775
Additional paid-in capital	1,510,139	1,555,380
Cumulative distributions and net losses	(449,737)	(626,543)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	1,062,126	930,612
Noncontrolling interest	259	283
Total equity	1,062,385	930,895
Total liabilities and equity	$2,639,425	$3,300,791
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$76,348	$97,859	$285,198	$293,275
Other operating income	6,633	8,286	23,670	24,625
Total revenues	82,981	106,145	308,868	317,900
Expenses:
Operating, maintenance and management	22,119	26,397	72,132	73,852
Real estate taxes and insurance	13,813	16,898	49,677	52,158
Asset management fees to affiliate	5,541	6,830	19,412	20,188
General and administrative expenses	1,491	3,166	5,433	6,701
Depreciation and amortization	29,862	40,824	112,902	118,831
Interest expense	20,350	16,584	105,701	29,911
Impairment charges on real estate	—	—	8,706	—
Total expenses	93,176	110,699	373,963	301,641
Other income (loss):
Other income	4,068	3	4,090	1,879
Other interest income	282	108	546	204
Equity in (loss) income of unconsolidated entities	(2,556)	373	(2,556)	25
Loss from extinguishment of debt	(2,033)	—	(2,229)	—
Gain on sale of real estate, net	327,311	—	327,311	11,942
Total other income, net	327,072	484	327,162	14,050
Net income (loss)	316,877	(4,070)	262,067	30,309
Net loss attributable to noncontrolling interest	7	—	24	—
Net income (loss) attributable to common stockholders	$316,884	$(4,070)	$262,091	$30,309
Net income (loss) per common share attributable to common stockholders, basic and diluted	$1.82	$(0.02)	$1.50	$0.17
Weighted-average number of common shares outstanding, basic and diluted	174,447,810	176,040,649	174,916,229	177,729,817

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$316,877	$(4,070)	$262,067	$30,309
Other comprehensive income (loss):
Unrealized income on derivative instruments designated as cash flow hedges	—	5	—	88
Reclassification adjustment realized in net income (effective portion)	—	(90)	—	(198)
Total other comprehensive loss	—	(85)	—	(110)
Total comprehensive income (loss)	316,877	(4,155)	262,067	30,199
Total comprehensive loss attributable to noncontrolling interest	7	—	24	—
Total comprehensive income (loss) attributable to common stockholders	$316,884	$(4,155)	$262,091	$30,199

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, June 30, 2019	175,001,561	$1,750	$1,550,351	$(738,263)	$—	$813,838	$266	$814,104
Net income	—	—	—	316,884	—	316,884	(7)	316,877
Issuance of common stock	1,116,391	11	12,737	—	—	12,748	—	12,748
Transfers to redeemable common stock	—	—	(10,864)	—	—	(10,864)	—	(10,864)
Redemptions of common stock	(3,680,482)	(37)	(42,085)	—	—	(42,122)	—	(42,122)
Distributions declared	—	—	—	(28,358)	—	(28,358)	—	(28,358)
Balance, September 30, 2019	172,437,470	$1,724	$1,510,139	$(449,737)	$—	$1,062,126	$259	$1,062,385

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, June 30, 2018	175,274,174	$1,753	$1,548,383	$(537,623)	$85	$1,012,598	$300	$1,012,898
Net loss	—	—	—	(4,070)	—	(4,070)	—	(4,070)
Other comprehensive loss	—	—	—	—	(85)	(85)	—	(85)
Issuance of common stock	1,250,379	13	13,929	—	—	13,942	—	13,942
Transfers to redeemable common stock	—	—	(12,744)	—	—	(12,744)	—	(12,744)
Redemptions of common stock	(101,765)	(2)	(1,196)	—	—	(1,198)	—	(1,198)
Distributions declared	—	—	—	(28,843)	—	(28,843)	—	(28,843)
Other offering costs	—	—	(2)	—	—	(2)	—	(2)
Balance, September 30, 2018	176,422,788	$1,764	$1,548,370	$(570,536)	$—	$979,598	$300	$979,898

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
For the Nine Months Ended September 30, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2018	177,523,853	$1,775	$1,555,380	$(626,543)	$—	$930,612	$283	$930,895
Net income	—	—	—	262,091	—	262,091	(24)	262,067
Issuance of common stock	3,434,259	34	39,185	—	—	39,219	—	39,219
Transfers from redeemable common stock	—	—	13,164	—	—	13,164	—	13,164
Redemptions of common stock	(8,520,642)	(85)	(97,587)	—	—	(97,672)	—	(97,672)
Distributions declared	—	—	—	(85,285)	—	(85,285)	—	(85,285)
Other offering costs	—	—	(3)	—	—	(3)	—	(3)
Balance, September 30, 2019	172,437,470	$1,724	$1,510,139	$(449,737)	$—	$1,062,126	$259	$1,062,385

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2017	180,864,707	$1,809	$1,591,640	$(514,451)	$110	$1,079,108	$300	$1,079,408
Net income	—	—	—	30,309	—	30,309	—	30,309
Other comprehensive loss	—	—	—	—	(110)	(110)	—	(110)
Issuance of common stock	3,806,525	38	42,405	—	—	42,443	—	42,443
Transfers from redeemable common stock	—	—	8,813	—	—	8,813	—	8,813
Redemptions of common stock	(8,248,444)	(83)	(94,486)	—	—	(94,569)	—	(94,569)
Distributions declared	—	—	—	(86,394)	—	(86,394)	—	(86,394)
Other offering costs	—	—	(2)	—	—	(2)	—	(2)
Balance, September 30, 2018	176,422,788	$1,764	$1,548,370	$(570,536)	$—	$979,598	$300	$979,898

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$262,067	$30,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,902	118,831
Impairment charges on real estate	8,706	—
Equity in loss (income) of unconsolidated entities	2,556	(25)
Deferred rents	(4,245)	(6,932)
Bad debt expense	—	768
Amortization of above- and below-market leases, net	(2,832)	(4,360)
Amortization of deferred financing costs	4,346	4,693
Loss from extinguishment of debt	2,229	—
Unrealized losses (gains) on derivative instruments	41,706	(30,102)
Gain on sale of real estate	(327,311)	(11,942)
Changes in operating assets and liabilities:
Rents and other receivables	(2,206)	(10,983)
Prepaid expenses and other assets	(33,140)	(19,295)
Accounts payable and accrued liabilities	(2,688)	10,534
Other liabilities	(11,124)	(5,023)
Due from affiliates	(2,808)	—
Due to affiliates	225	2,535
Net cash provided by operating activities	48,383	79,008
Cash Flows from Investing Activities:
Improvements to real estate	(57,738)	(70,754)
Proceeds from sale of real estate, net	931,589	41,649
Proceeds from the sale of equity securities	16,186	—
Payments for construction in progress	(19,818)	(24,979)
Investment in an unconsolidated entity	—	(426)
Payments of post-closing acquisition costs	(1,014)	—
Escrow deposits for tenant improvements	972	1,111
Insurance proceeds received for property damage	867	4,629
Net cash provided by (used in) investing activities	871,044	(48,770)
Cash Flows from Financing Activities:
Proceeds from notes payable	322,590	162,035
Principal payments on notes payable	(1,107,218)	(40,327)
Payments of deferred financing costs	(2,508)	(166)
Payments to redeem common stock	(97,672)	(94,569)
Payments of other offering costs	(3)	(2)
Distributions paid to common stockholders	(46,525)	(44,509)
Net cash used in financing activities	(931,336)	(17,538)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,909)	12,700
Cash, cash equivalents and restricted cash, beginning of period	76,038	65,486
Cash, cash equivalents and restricted cash, end of period	$64,129	$78,186
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,711 and $2,452 for the nine months ended September 30, 2019 and 2018, respectively	$62,199	$54,623
Supplemental Disclosure of Noncash Investing and Financing Activities:
Equity securities received in connection with the portfolio sale	$271,000	$—
Distributions payable	$9,343	$9,424
Redeemable common stock payable	$11,658	$10,353
Accrued improvements to real estate	$23,553	$20,053
Construction in progress payable	$5,011	$6,888
Acquisition fee related to construction in progress due to affiliate	$1,091	$869
Acquisition fee on unconsolidated joint venture due to affiliate	$—	$484
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$39,219	$42,443

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
1.ORGANIZATION
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2019, the Advisor owned 20,000 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of September 30, 2019, the Company owned 18 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which was under construction as of September 30, 2019. In addition, the Company owned an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”), which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of September 30, 2019, the Company had also sold 31,360,796 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $320.1 million. Also as of September 30, 2019, the Company had redeemed or repurchased 28,207,951 shares sold in the Offering for $308.1 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three and nine months ended September 30, 2018, the Company reclassified $17.8 million and $54.9 million, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
In addition, during the nine months ended September 30, 2019, the Company sold 11 office properties. As a result, certain assets and liabilities related to these 11 office properties were reclassified to held for sale on the consolidated balance sheets for all periods presented.
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
September 30, 2019
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
•whether the lessee or lessor supervises the construction and bears the risk of cost overruns;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
The Company leases apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. The Company recognizes rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2019 and 2018, respectively.
Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2018, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2018 through September 30, 2018. For each day that was a record date for distributions during the period from January 1, 2018 through September 30, 2018, distributions were calculated at a rate of $0.00178082 per share per day. Distributions declared per common share were $0.1625 and $0.4875 in the aggregate for the three and nine months ended September 30, 2019, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2019 through September 2019. For each monthly record date for distributions during the period from January 1, 2019 through September 30, 2019, distributions were calculated at a rate of $0.05416667 per share.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of September 30, 2019, the Company aggregated its investments in real estate properties into one reportable business segment.
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
September 30, 2019
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
3. REAL ESTATE
Real Estate Held for Investment
As of September 30, 2019, the Company’s real estate portfolio held for investment was composed of 18 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.8 million rentable square feet. In addition, the Company had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which was under construction as of September 30, 2019. As of September 30, 2019, the Company’s real estate portfolio was collectively 86% occupied. The following table summarizes the Company’s investments in real estate as of September 30, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Domain Gateway	09/29/2011	Austin	TX	Office	$46,018	$(10,704)	$35,314
Town Center	03/27/2012	Plano	TX	Office	118,075	(29,338)	88,737
McEwen Building	04/30/2012	Franklin	TN	Office	36,434	(8,517)	27,917
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	27,753	(7,625)	20,128
RBC Plaza	01/31/2013	Minneapolis	MN	Office	152,082	(42,184)	109,898
Preston Commons	06/19/2013	Dallas	TX	Office	117,204	(23,560)	93,644
Sterling Plaza	06/19/2013	Dallas	TX	Office	80,011	(15,861)	64,150
201 Spear Street	12/03/2013	San Francisco	CA	Office	145,325	(18,577)	126,748
Accenture Tower (2)	12/16/2013	Chicago	IL	Office	446,999	(81,612)	365,387
Anchor Centre	05/22/2014	Phoenix	AZ	Office	96,372	(17,894)	78,478
Ten Almaden	12/05/2014	San Jose	CA	Office	124,236	(19,984)	104,252
Towers at Emeryville (3)	12/23/2014	Emeryville	CA	Office	205,492	(31,744)	173,748
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,223	(24,159)	127,064
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	100,621	(2,359)	98,262
201 17th Street	06/23/2015	Atlanta	GA	Office	103,171	(17,782)	85,389
515 Congress	08/31/2015	Austin	TX	Office	121,347	(15,997)	105,350
The Almaden	09/23/2015	San Jose	CA	Office	176,158	(20,812)	155,346
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,814	(6,539)	54,275
Carillon	01/15/2016	Charlotte	NC	Office	154,165	(21,285)	132,880
Hardware Village (4)	08/26/2016	Salt Lake City	UT	Development/Apartment	125,754	(3,797)	121,957
					$2,589,254	$(420,330)	$2,168,924
_____________________
(1) Amounts presented are net of impairment charges.
(2) This property was formerly known as 500 West Madison and was re-named Accenture Tower in connection with the Company’s re-branding strategy for this property.
(3) On July 18, 2019, the Company sold one of the buildings at Towers at Emeryville. See Note 4, “Real Estate Dispositions” for more information.
(4) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a joint venture (the “Hardware Village Joint Venture”) to develop and subsequently operate a multifamily apartment complex, located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture. In July 2018, one of the two buildings consisting of 267 units was placed into service. The total real estate, at cost, for the building that was placed into service was $70.5 million as of September 30, 2019. In October 2019, the development was completed and the second building was placed into service.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As of September 30, 2019, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$365,387	13.8%	$29,351	$26.32	76.5%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2019, the leases had remaining terms, excluding options to extend, of up to 15.3 years with a weighted-average remaining term of 4.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.8 million and $11.8 million as of September 30, 2019 and December 31, 2018, respectively. No material tenant credit issues have been identified at this time. During the nine months ended September 30, 2019, the Company recorded an adjustment to rental income of $1.8 million for lease payments that were deemed not probable of collection. During the nine months ended September 30, 2019 and 2018, the Company recorded bad debt (recovery) expense of $(0.4) million and $0.8 million, respectively, which was included in operating, maintenance and management expense in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2019 and 2018, the Company recognized deferred rent from tenants of $4.2 million and $6.9 million, respectively. As of September 30, 2019 and December 31, 2018, the cumulative deferred rent balance was $67.9 million and $62.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $11.5 million and $11.1 million of unamortized lease incentives as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, the future minimum rental income from the Company’s properties, excluding apartment leases, under its non-cancelable operating leases was as follows (in thousands):

October 1, 2019 through December 31, 2019	$52,069
2020	215,882
2021	204,882
2022	180,512
2023	153,812
Thereafter	676,850
$1,484,007

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As of September 30, 2019, the Company’s office and office/retail properties were leased to approximately 650 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	131	$42,453	19.5%
Real Estate	58	24,450	11.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2019, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of September 30, 2019, the Company’s net investments in real estate in California, Texas and Illinois represented 21%, 15% and 14% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Impairment of Real Estate
During the nine months ended September 30, 2019, the Company recorded impairment charges of $8.7 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property at March 31, 2019. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
4. REAL ESTATE DISPOSITIONS
During the nine months ended September 30, 2019, the Company disposed of 11 real estate properties. No real estate properties were held for sale as of September 30, 2019. During the year ended December 31, 2018, the Company disposed of one office property.
On July 18, 2019, the Company, through 12 wholly owned subsidiaries, sold 11 of its properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, which was listed on the Singapore Stock Exchange (“SGX”) on July 19, 2019 (the “Singapore Transaction”). The Singapore Portfolio consisted of the following properties: Tower I at Emeryville, Emeryville, California; 222 Main, Salt Lake City, Utah; Village Center Station, Greenwood Village, Colorado; Village Center Station II, Greenwood Village, Colorado; 101 South Hanley, St. Louis, Missouri; Tower on Lake Carolyn, Irving, Texas; Promenade I & II at Eilan, San Antonio, Texas; CrossPoint at Valley Forge, Wayne, Pennsylvania; One Washingtonian Center, Gaithersburg, Maryland; Reston Square, Reston, Virginia; and 171 17th Street, Atlanta, Georgia. The sale of the Singapore Portfolio to the SREIT closed on July 18, 2019. The sale price of the Singapore Portfolio was $1.2 billion, before third-party closing costs, closing credits and other costs of approximately $20.0 million and excluding any disposition fees payable to the Advisor. Pursuant to a set-off agreement, as amended, $271.0 million of the consideration payable by the SREIT under the purchase agreement for the Singapore Portfolio was set-off against the Company’s indirect wholly owned subsidiary’s (“REIT Properties III”) payment obligations for its two subscriptions for units in the SREIT. As such, on July 19, 2019, REIT Properties III acquired 307,953,999 units in the SREIT at an aggregate price of $271 million representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted by REIT Properties III to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT. See Note 6, “Investment in Unconsolidated Entity.” The carrying value of the Singapore Portfolio as of the disposition date was $885.2 million, which was net of $182.7 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $327.3 million related to the disposition of the Singapore Portfolio.
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
The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Assets related to real estate held for sale:
Total real estate, at cost	$—	$998,887
Accumulated depreciation and amortization	—	(149,168)
Real estate held for sale, net	—	849,719
Other assets	—	49,918
Total assets related to real estate held for sale	$—	$899,637
Liabilities related to real estate held for sale
Notes payable, net	—	568,117
Other liabilities	—	3,893
Total liabilities related to real estate held for sale	$—	$572,010

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The results of operations for the Singapore Portfolio and Rocklin Corporate Center during the three and nine months ended September 30, 2019 and 2018 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Singapore Portfolio and Rocklin Corporate Center for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental income	$6,120	$25,922	$63,912	$79,217
Other operating income	545	3,096	7,086	9,155
Total revenues	$6,665	$29,018	$70,998	$88,372
Expenses
Operating, maintenance, and management	$1,680	$7,190	$15,264	$20,844
Real estate taxes and insurance	629	3,661	8,617	11,682
Asset management fees to affiliate	945	1,699	4,568	5,146
Depreciation and amortization	2,217	11,590	25,926	33,930
Interest expense	2,091	4,743	16,574	12,897
Total expenses	$7,562	$28,883	$70,949	$84,499

5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of September 30, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Cost	$98,089	$131,969	$2,718	$3,977	$(26,181)	$(31,046)
Accumulated Amortization	(56,280)	(77,447)	(2,062)	(2,963)	15,559	17,386
Net Amount	$41,809	$54,522	$656	$1,014	$(10,622)	$(13,660)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(3,766)	$(8,184)	$(142)	$(430)	$874	$2,203

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(18,185)	$(24,182)	$(866)	$(1,325)	$3,698	$5,685

6. INVESTMENT IN UNCONSOLIDATED ENTITY
In connection with the Singapore Transaction, on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT (SGX Ticker: OXMU) at a price of $0.88 per unit representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT. As of September 30, 2019, REIT Properties III held 289,561,899 units of the SREIT which represented 31.3% of the outstanding units of the SREIT. As of September 30, 2019, the aggregate value of the Company's investment in the units of the SREIT was $269.3 million, which was based on the closing price of the SREIT units on the SGX of $0.93 per unit as of September 30, 2019.
The Company, the Operating Partnership, REIT Holdings III and REIT Properties III (collectively, the “REIT III Entities”) entered into lock-up letter agreements with the underwriters whereby each of the REIT III Entities agreed to hold 100% of REIT Properties III’s units in the SREIT for six months following the listing of the SREIT on the SGX and to hold 50% of REIT Properties III’s units in the SREIT for 12 months following the listing of the SREIT on the SGX.
The Company has concluded that based on its 31.3% ownership interest as of September 30, 2019, it exercises significant influence over the operations, financial policies and decision making with respect to its investment in the SREIT. Accordingly, the Company has accounted for its investment in the SREIT under the equity method of accounting as of September 30, 2019. Income is allocated according to the Company’s ownership interest at each month-end and recorded as equity income (loss) from unconsolidated entity. Any dividends received from the SREIT reduces the carrying amount of the investment.
As of September 30, 2019, the book value of the Company’s investment in the SREIT was $252.3 million. For the period from July 19, 2019 to September 30, 2019, the Company recorded $2.6 million of equity in loss from unconsolidated entity related to its investment in the SREIT.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The SREIT reports its financial statements in accordance with the International Financial Reporting Standards and uses the US dollar as its reporting currency, as such, the Company must make certain adjustments to the SREIT’s financial information to reflect U.S. GAAP before applying the equity method of accounting. Summarized financial information for the SREIT in accordance with U.S. GAAP follows (in thousands):

As of
September 30, 2019
Assets:
Real estate, net	$1,213,816
Cash and cash equivalents	31,787
Other assets	20,172
Total assets:	$1,265,775
Liabilities and equity
Notes payable, net	424,682
Accounts payable and other liabilities	59,497
Equity	781,596
Total liabilities and equity	$1,265,775

For the Period from July 19, 2019 to September 30, 2019
Revenues	$27,373
Expenses:
Operating, maintenance, and management	5,319
Real estate taxes and insurance	3,481
Asset management fees	1,345
General and administrative expenses	607
Depreciation and amortization	12,381
Interest expense	12,426
Total expenses	35,559
Other income	33
Net loss	(8,153)
Equity in loss of unconsolidated entity	$(2,556)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
7. NOTES PAYABLE
As of September 30, 2019 and December 31, 2018, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of September 30, 2019 (1)	Effective Interest Rate as of September 30, 2019 (1)	Payment Type	Maturity Date (2)
Portfolio Loan (3)	$—	$84,484	(3)	(3)	(3)	(3)
222 Main Mortgage Loan (3)	—	97,522	(3)	(3)	(3)	(3)
Anchor Centre Mortgage Loan	49,194	49,647	One-month LIBOR + 1.50%	3.60%	Principal & Interest	06/01/2020
171 17th Street Mortgage Loan (3)	—	84,460	(3)	(3)	(3)	(3)
Reston Square Mortgage Loan (3)	—	29,479	(3)	(3)	(3)	(3)
101 South Hanley Mortgage Loan (3)	—	43,090	(3)	(3)	(3)	(3)
3003 Washington Boulevard Mortgage Loan (4)	—	90,378	(4)	(4)	(4)	(4)
201 17th Street Mortgage Loan (5)	64,750	64,428	One-month LIBOR + 1.40%	3.54%	Interest Only	08/01/2020
CrossPoint at Valley Forge Mortgage Loan (3)	—	51,000	(3)	(3)	(3)	(3)
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan (3)	—	37,300	(3)	(3)	(3)	(3)
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	3.52%	Interest Only	01/05/2024
Carillon Mortgage Loan	111,000	92,197	One-month LIBOR +1.40%	3.20%	Interest Only	04/11/2024
3001 Washington Boulevard Mortgage Loan (6)	—	32,662	(6)	(6)	(6)	(6)
Hardware Village Loan Facility (7)	—	49,664	(7)	(7)	(7)	(7)
Portfolio Loan Facility (8)	684,225	893,500	One-month LIBOR + 1.80%	3.87%	Interest Only	11/03/2020
Village Center Station II Loan (3)	—	78,343	(3)	(3)	(3)	(3)
Portfolio Revolving Loan Facility (9)	141,113	200,000	One-month LIBOR + 1.50%	3.60%	Interest Only	11/01/2021
3001 & 3003 Washington Mortgage Loan (10)	143,245	—	One-month LIBOR + 1.45%	3.55%	Interest Only (10)	06/01/2024
Total notes payable principal outstanding	1,411,527	2,196,154
Deferred financing costs, net	(7,250)	(11,616)
Total notes payable, net	$1,404,277	$2,184,538

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2019, where applicable. For further information regarding the Company's derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of September 30, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) In connection with the sale of the Singapore Portfolio on July 18, 2019, the Company repaid the entire principal balance and all other sums due under this loan.
(4) On May 21, 2019, the 3003 Washington Boulevard Mortgage Loan was paid off when the Company entered into the 3001 & 3003 Washington Mortgage Loan.
(5) On July 30, 2019, the 201 17th Street Mortgage Loan maturity date was extended to August 1, 2020.
(6) On February 1, 2019, the 3001 Washington Boulevard Mortgage Loan was paid off.
(7) On September 25, 2019, the Company repaid the entire principal balance and all other sums due under the Hardware Village Loan Facility.
(8) As of September 30, 2019, the Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden, Town Center and Accenture Tower. The face amount of the Portfolio Loan Facility is $912.3 million, of which $684.2 million is term debt and $228.1 million is revolving debt. As of September 30, 2019, the outstanding balance under the loan consisted of $684.2 million of term debt. As of September 30, 2019, an additional $228.1 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan Facility, the Company has an option to increase the loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.31 billion, of which 75% would be term debt and 25% would be revolving debt, subject to certain conditions contained in the loan documents.
(9) As of September 30, 2019, the Portfolio Revolving Loan Facility was secured by 515 Congress, Domain Gateway, the McEwen Building, and Gateway Tech Center. The face amount of the Portfolio Loan Facility is $215.0 million, of which $107.5 million is term debt and $107.5 million is revolving debt. As of September 30, 2019, the outstanding balance under the loan consisted of $107.5 million of term debt and $33.6 million of revolving debt. As of September 30, 2019, the remaining $73.9 million of revolving debt remained available for future disbursements upon the Company meeting certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Revolving Loan Facility, the Company has an option to increase the committed amount of the Portfolio Revolving Loan Facility up to four times with each increase of the committed amount to be at least $15.0 million but no greater than, in the aggregate, an additional $170.0 million so that the committed amount will not exceed $385.0 million, of which 50% would be non-revolving debt and 50% would be revolving debt, with the addition of one or more properties to secure the loan, subject to certain terms and conditions contained in the loan documents.
(10) Represents the payment type required as of September 30, 2019. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
As of September 30, 2019, the Company’s deferred financing costs were $7.5 million, net of amortization, of which $7.3 million was included in notes payable, net and $0.2 million was included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2018, the Company’s deferred financing costs were $11.6 million, net of amortization, which was included in total notes payable, net on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2019, the Company incurred $20.4 million and $105.7 million of interest expense, respectively. During the three and nine months ended September 30, 2018, the Company incurred $16.6 million and $29.9 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.2 million and $4.3 million for the three and nine months ended September 30, 2019, respectively, and $1.6 million and $4.9 million for the three and nine months ended September 30, 2018, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which increased interest expense by $3.3 million and $38.6 million for the three and nine months ended September 30, 2019, respectively, and reduced interest expense by $5.1 million and $29.2 million for the three and nine months ended September 30, 2018, respectively. Additionally, the Company capitalized $0.6 million and $1.7 million of interest related to construction in progress during the three and nine months ended September 30, 2019, respectively, and $0.3 million and $2.5 million of interest related to construction in progress during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, $4.2 million and $6.8 million of interest expense were payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2019 (in thousands):

October 1, 2019 through December 31, 2019	$151
2020	798,018
2021	141,113
2022	93,000
2023	—
Thereafter	379,245
$1,411,527

The Company’s notes payable contain financial debt covenants. As of September 30, 2019, the Company was in compliance with these debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of September 30, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2019		December 31, 2018			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2019
Derivative instruments not designated as hedging instruments
Interest rate swaps	8	$983,829	14	$1,208,957	One-month LIBOR/ Fixed at 1.67% - 2.37%	2.06%	2.4
Interest rate cap	—	$—	1	$100,000	—	—%	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		September 30, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	Prepaid expenses and other assets, at fair value	—	$—	14	$15,909
Interest rate swaps (1)	Other liabilities, at fair value	8	$(15,892)	—	$—
Interest rate cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—
_____________________
(1) During the nine months ended September 30, 2019, the Company terminated five interest rate swaps and realized net gains of $33,000, which was recorded as an offset to interest expense. In addition, on July 17, 2019, the Company assigned one interest rate swap to the SREIT with a liability fair value of $9.9 million.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Income statement related
Derivatives designated as hedging instruments
Amount of (income) expense recognized on interest rate swaps (effective portion)	$—	$(90)	$—	$(198)
	—	(90)	—	(198)
Derivatives not designated as hedging instruments
Realized (gain) loss recognized on interest rate swaps	(491)	(186)	(3,118)	1,123
Unrealized loss (gain) on interest rate swaps	3,807	(4,784)	41,706	(30,110)
Fair value loss on interest rate cap	—	8	—	8
	3,316	(4,962)	38,588	(28,979)
Increase (decrease) in interest expense as a result of derivatives	$3,316	$(5,052)	$38,588	$(29,177)

Other comprehensive income related
Unrealized income on derivative instruments	$—	$5	$—	$88

During the three and nine months ended September 30, 2019 and 2018, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
9. FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
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
September 30, 2019
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2019 and December 31, 2018, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,411,527	$1,404,277	$1,415,294	$2,196,154	$2,184,538	$2,202,587

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
As of September 30, 2019, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives - interest rate swaps	$15,892	$—	$15,892	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As of September 30, 2019, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$103,000	$—	$—	$103,000
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the year, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date. See Note 3, “Real Estate Held for Investment – Impairment of Real Estate” for a further discussion on the impaired real estate property.
During the nine months ended September 30, 2019, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. See Note 3, “Real Estate Held for Investment – Impairment of Real Estate” for a further discussion on the impaired real estate property.

10. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) (which liquidated in December 2018), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement will terminate as of December 31, 2019), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) (which liquidated in December 2018), Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement will terminate as of December 31, 2019) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II each entered into advisory agreements with a new external advisor, Pacific Oak Capital Advisors, LLC. Pacific Oak Capital Advisors, LLC is part of a group of companies formed, owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan, indirectly own a 33 1/3% interest in the Advisor and the Dealer Manager.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As of January 1, 2018, the Company, together with KBS REIT II, KBS Growth & Income REIT, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. At the June 2018 renewal, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II and Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2019 and 2018, respectively, and any related amounts payable as of September 30, 2019 and December 31, 2018 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Expensed
Asset management fees (1)	$5,541	$6,830	$19,412	$20,188	$3,421	$2,559
Reimbursement of operating expenses (2) (3)	115	1,862	1,278	2,964	97	734
Disposition fees (4)	9,483	—	9,483	429	—	—
Capitalized
Acquisition fee on development project	42	124	175	303	1,091	916
Acquisition fee on unconsolidated joint venture	—	32	—	194	—	—
	$15,181	$8,848	$30,348	$24,078	$4,609	$4,209
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $104,000 and $252,000 for the three and nine months ended September 30, 2019, respectively, and $69,000 and $243,000 for the three and nine months ended September 30, 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2019 and 2018, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Prior to the Singapore Transaction closing on July 19, 2019, the Company and the Advisor had agreed to evenly divide certain costs and expenses related to the Singapore Transaction. The Company had incurred a total of $4.1 million of costs related to the Singapore Transaction, which were reimbursable by the SREIT upon a successful closing. These costs include legal, audit, tax, printing and other out of pocket costs that the Company incurred related to the Singapore Transaction. As of September 30, 2019, the Company had $2.8 million of reimbursable operating expenses receivable related to the Singapore Transaction, which were subsequently collected in October 2019 from the Advisor upon the Advisor receiving the reimbursement from the SREIT.
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
During the nine months ended September 30, 2018, the Advisor reimbursed the Company for a $0.2 million property insurance rebate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
As of December 31, 2018, the Company had accrued and deferred payment of $2.6 million of asset management fees under the Advisory Agreement, which were subsequently paid in February 2019. As of September 30, 2019, the Company had accrued and deferred payment of $3.4 million of asset management fees under the Advisory Agreement.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary (the “Lessor”) of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor (the “Lessee”) for 5,046 rentable square feet, or approximately 2.4% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and was to terminate on August 31, 2019. The annualized base rent, which represents annualized contractual base rental income, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the lease’s inception through the balance of the initial lease term, for this lease was approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term was $46.38 per square foot.
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
During the three and nine months ended September 30, 2019, the Company recognized $66,000 and $189,000 of revenue related to this lease, respectively. During the three and nine months ended September 30, 2018, the Company recognized $60,000 and $180,000 of revenue related to this lease, respectively.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Portfolio Sale
On July 18, 2019, the Company sold the Singapore Portfolio to the SREIT, which is affiliated with Charles J. Schreiber, Jr., the Company’s Chief Executive Officer, President, Chairman of the Board and one of the Company’s directors. The sale price of the Singapore Portfolio was $1.2 billion, before third-party closing costs, closing credits and other costs of approximately $20.0 million and excluding disposition fees paid to the Advisor of $9.5 million. In connection with the Singapore Transaction, the Company repaid $613.1 million of outstanding debt secured by the properties in the Singapore Portfolio. Pursuant to a set-off agreement, as amended, $271.0 million of the consideration payable by the SREIT under the purchase agreement for the Singapore Portfolio was set-off against REIT Properties III’s payment obligations for its two subscriptions for units in the SREIT. As such, on July 19, 2019, REIT Properties III acquired 307,953,999 units in the SREIT at an aggregate price of $271.0 million representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted by REIT Properties III to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT. As of September 30, 2019, the SREIT did not own any properties other than the Singapore Portfolio. See Note 4, “Real Estate Dispositions” and Note 6, “Investment in Unconsolidated Entity.”
The SREIT is externally managed by a joint venture (the “Manager”) among KBS Asia Partners Pte. Ltd. (“KAP”), an entity in which Charles J. Schreiber, Jr. currently holds an indirect 50% ownership interest, and other entities unaffiliated with the Company. The SREIT is expected to pay the Manager an annual base fee of 10% of annual distributable income and an annual performance fee of 25% of the increase in distributions per unit of the SREIT from the preceding year; however, there would not be any performance fee for 2019, and in 2020 such fee will be based on an increase over projected distributions per unit. In addition, for future acquisitions, the SREIT will pay the Manager an acquisition fee of 1% of the acquisition price of any real estate acquired. No acquisition fee was paid with respect to the SREIT’s acquisition of the Singapore Portfolio. The SREIT will also pay the Manager a divestment fee of 0.5% of the sale price of any real estate sold or divested and a development management fee of 3% of the total project costs incurred for development projects, to the extent the SREIT acquires a development project. A portion of these fees paid to the Manager will be paid to KBS Realty Advisors LLC, an affiliate of the Advisor and an entity controlled by Mr. Schreiber, for sub-advisory services. The Schreiber Trust, a trust whose beneficiaries are Charles J. Schreiber, Jr. and his family members, and the Linda Bren 2017 Trust also acquired units in the SREIT. The Schreiber Trust agreed that for the benefit of the Company it will not sell any portion of its respective units in the SREIT unless and until it has received the Company’s prior written consent, including the consent of the Company’s conflicts committee. The Linda Bren 2017 Trust has agreed for the benefit of the Company that it will not sell $5.0 million of its $10.0 million aggregate investment in the SREIT unless and until it has received the Company’s prior written consent, including the consent of the Company’s conflicts committee. Linda Bren is the spouse of our former director and president, who passed away in April 2019. In addition, Barbara R. Cambon, one of the Company’s former directors, accepted the positions of Chief Executive Officer and Chief Investment Officer of the Manager and will receive compensation for her services. In connection with her acceptance of these positions, Ms. Cambon resigned from the Company’s board of directors effective June 26, 2019.
During the nine months ended September 30, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
September 30, 2019
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2019.

12. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 1, 2019, the Company paid distributions of $9.3 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on September 20, 2019. On November 1, 2019, the Company paid distributions of $9.4 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on October 21, 2019.
Distributions Authorized
Special Dividend
On October 23, 2019, the Company’s board of directors authorized a special dividend (the “Special Dividend”) in the amount of $0.80 per share of common stock to stockholders of record as of the close of business on November 4, 2019, which the Company expects to pay in December 2019. The Special Dividend is payable in the form of either (1) cash or (2) shares of the Company’s common stock, at the election of Company stockholders; provided that the aggregate amount of cash to be distributed by the Company will be limited to a maximum of 35% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder to be paid in shares of the Company’s common stock. Specifically, if the total number of shares for which cash elections are made by Company stockholders (including Default Elections (defined below)) are in excess of the Maximum Cash Distribution, the payment of cash will be made on a pro rata basis to those stockholders, such that the aggregate amount paid in cash by the Company equals the Maximum Cash Distribution, and the remaining portion of the Special Dividend will be paid to these stockholders in the form of Company common stock. Because the aggregate amount of cash to be distributed by the Company is 35% of the total Special Dividend, the likely result of a cash election is the receipt of 35% cash and 65% shares of common stock, unless a significant number of stockholders elect to receive the Special Dividend as 100% stock. In no event will any stockholder electing cash receive less than 35% of the stockholder’s Special Dividend in cash. If a stockholder elects to receive 100% of the Special Dividend in the form of the Company’s common stock, such stockholder will only receive shares of the Company’s common stock.
If a stockholder does not make a timely and proper election, the Special Dividend election will be set to the default election of cash (the “Default Election”) as set by the Company, subject to the Maximum Cash Distribution not having been exceeded. Because the aggregate amount of cash to be distributed by the Company is 35% of the total Special Dividend, the likely result of the Default Election is the receipt of 35% cash and 65% shares of common stock, unless a significant number of stockholders elect to receive the Special Dividend as 100% stock.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The aggregate amount of cash paid by the Company pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend will depend upon the number of stockholders electing cash or stock and whether the Maximum Cash Distribution is met. The Company will issue up to 8,100,000 shares of common stock in the Special Dividend. The number of shares issued will be calculated based upon an updated estimated value per share of the Company’s common stock determined within two weeks of payment, which the Company expects will be determined by the Company’s board of directors in early December 2019.
For more information, see the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2019.
Monthly Distributions
On November 8, 2019, the Company’s board of directors authorized a November 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on November 20, 2019, which the Company expects to pay in December 2019 and a December 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on December 9, 2019, which the Company expects to pay in January 2020. With respect to the November 2019 and December 2019 distributions, investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Share Redemption Program Suspension
As a result of the pending issuance of shares as a result of the Special Dividend to be paid in December 2019, the Company’s board of directors has determined to delay the processing of redemptions that would otherwise occur on the last business day of November 2019 under the Fourth Amended and Restated Share Redemption Program until the last business day of December 2019. Any submission or withdrawal deadlines associated with such delayed redemptions shall be similarly moved to their corresponding dates in December 2019. For more information on the share redemption program, see Part II, Item 2(c) herein.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify investments, to manage our investments and for the disposition of our investments.
•All of our executive officers, our affiliated director and other key real estate and debt finance professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. As a result, our executive officers, our affiliated director, some of our key real estate and debt finance professionals, our advisor and its affiliates face conflicts of interest, including significant conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. Furthermore, these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.
•Our advisor and its affiliates receive fees in connection with transactions involving the purchase or origination, management and disposition of our investments. Acquisition and asset management fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed-upon investment returns, the investment return thresholds may be reduced subject to approval by our conflicts committee and to other limitations in our charter. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.
•Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. From time to time during our operational stage, we may use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of properties or from the sale, maturity, payoff or settlement of real estate-related investments. If we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced.
•We may incur debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.
•Because investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs or KBS-advised investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.
•We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; the acquisition or origination of real estate investments, which include payment of acquisition or origination fees to our advisor; and the repayment of debt. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
•Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders. In addition, our real estate investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.
•Our charter does not require us to liquidate our assets and dissolve by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. No public market currently exists for our shares of common stock, and we have no plans at this time to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. Our shares cannot be readily sold and, if our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount from the price our stockholders paid to acquire the shares and from our estimated value per share.
•During any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption, provided that once we have received requests for redemptions, whether in connection with Special Redemptions (defined herein) or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year. On August 8, 2019, our board of directors approved an increase of the funding available for Ordinary Redemptions (defined herein) for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled to date and the remaining amount reserved for Special Redemptions, increases the share redemption program to the maximum amount for 2019. On October 23, 2019, as a result of the pending issuance of shares as a result of a special dividend to be paid in December 2019, our board of directors approved a delay of processing redemptions that would otherwise occur on the last business day of November 2019 under the share redemption program until the last business date of December 2019. As of October 31, 2019, we had $2.2 million available for Special Redemptions for the remainder of 2019. As of October 31, 2019, we had a total $19.4 million of outstanding and unfulfilled Ordinary Redemption requests, representing 1,700,394 shares. Given the volume of redemption requests in 2019, and because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is not likely that we will be able to redeem shares submitted as Ordinary Redemptions for the remainder of 2019.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Although our board of directors has approved management’s recommendation to explore strategic alternatives for us, we are not obligated to pursue any particular transaction or any transaction at all. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Stockholders may have to hold their shares for an indefinite period of time. Further, although we are exploring strategic alternatives, there is no assurance that this process will provide a return to stockholders that equals or exceeds our estimated value per share.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2019, both as filed with the Securities and Exchange Commission (the “SEC”), and the risks identified in Part II, Item 1A herein.

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
We have invested in a diverse portfolio of real estate investments. As of September 30, 2019, we owned 18 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project, which was under construction as of September 30, 2019. In addition, we owned an investment in the equity securities of a Singapore real estate investment trust (the “SREIT”), which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
On July 18, 2019, we, through 12 wholly owned subsidiaries, sold 11 of our properties (the “Singapore Portfolio”) to the SREIT, which was listed on the Singapore Stock Exchange on July 19, 2019 (the “Singapore Transaction”).
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of September 30, 2019, we had also sold 31,360,796 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $320.1 million. Additionally, on October 3, 2014, we issued 258,462 shares of common stock, for $2.4 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
We continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
Also as of September 30, 2019, we had redeemed or repurchased 28,207,951 shares sold in our initial public offering for $308.1 million.
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

Liquidity and Capital Resources
Our principal demands for funds during the short and long-term are and will be for operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; capital commitments and development expenses under our joint venture agreement; and payments of distributions to stockholders. Our primary sources of capital for meeting our cash requirements are as follows:
•Cash flow generated by our real estate investments and real estate-related investments;
•Debt financings (including amounts currently available under existing loan facilities);
•Proceeds from the sale of our real estate properties and real estate-related investments; and
•Proceeds from common stock issued under our dividend reinvestment plan.
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
Our investment in an unconsolidated entity generates cash flow in the form of dividend income. As of September 30, 2019, our investment in an unconsolidated entity had a carrying value of $252.3 million.
As of September 30, 2019, we had mortgage debt obligations in the aggregate principal amount of $1.4 billion, with a weighted-average remaining term of 2.2 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $49.2 million of notes payables maturing and amortization payments due during the 12 months ending September 30, 2020. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of September 30, 2019, our debt obligations consisted of $93.0 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of September 30, 2019, the interest rates on $983.8 million of our variable rate notes payable were effectively fixed through interest rate swap agreements. As of September 30, 2019, we had $302.0 million of revolving debt available for immediate future disbursement under various loans, subject to certain conditions set forth in the loan agreements.
We paid distributions to our stockholders during the nine months ended September 30, 2019 using cash flow from operations from current and prior periods, debt financing and proceeds from asset sales. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2019 did not exceed the charter-imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Operating Activities
During the nine months ended September 30, 2019, net cash provided by operating activities was $48.4 million, compared to net cash provided by operating activities of $79.0 million during the nine months ended September 30, 2018. Net cash provided by operating activities was higher in 2018 primarily as a result of the timing of payments of operating expenses and leasing commissions.
Cash Flows from Investing Activities
Net cash provided by investing activities was $871.0 million for the nine months ended September 30, 2019 and primarily consisted of the following:
•$931.6 million of proceeds received for the sale of the Singapore Transaction;
•$16.2 million of proceeds received for the sale of units in the SREIT;
•$57.7 million used for improvements to real estate;
•$19.8 million used for construction in progress related to Hardware Village;
•$1.0 million used for post-closing acquisition costs related to the purchase of a joint venture partner’s equity interest in 2018.
•$0.9 million of insurance proceeds received for property damage; and
•$0.8 million of escrow proceeds received for tenant improvements.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019, net cash used in financing activities was $931.3 million and primarily consisted of the following:
•$787.1 million of net cash used in debt financing as a result of principal payments on notes payable of $1.1 billion and payments of deferred financing costs of $2.5 million, partially offset by proceeds from notes payable of $322.6 million;
•$97.7 million of cash used for redemptions and repurchases of common stock; and
•$46.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $39.2 million.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of September 30, 2019, our borrowings and other liabilities were approximately 55% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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
As of September 30, 2019, we had accrued and deferred payment of $3.4 million of asset management fees under the advisory agreement.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
On September 27, 2019, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2019 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$1,411,527	$151	$939,131	$93,000	$379,245
Interest payments on outstanding debt obligations (2)	110,086	13,251	67,578	26,081	3,176
Development obligations (3)	3,465	3,465	—	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $61.2 million, excluding amortization of deferred financing costs totaling $4.5 million and unrealized losses on derivative instruments of $41.7 million and including interest capitalized of $1.7 million during the nine months ended September 30, 2019.
(3) We have entered into the Hardware Village joint venture to develop a two-building multifamily apartment complex consisting of 453 units and expect to incur approximately $3.5 million in additional development obligations through 2019. In July 2018, one of the two buildings consisting of 267 units was substantially completed. In October 2019, the second building consisting of 186 units was substantially completed.

Results of Operations
Overview
As of September 30, 2018, we owned 27 office properties and one mixed-use office/retail property and had made an investment in an unconsolidated joint venture to develop and operate an office/retail property (“Village Center Station II”). In addition, we had entered into a consolidated joint venture to develop and subsequently operate a multifamily apartment project (“Hardware Village”). The construction of Village Center Station II was substantially completed in May 2018, and in October 2018, we purchased the unaffiliated developer's 25% equity interest and consolidated Village Center Station II. In addition, one of the two apartment buildings consisting of 267 units at Hardware Village was completed and placed in service in July 2018. On July 18, 2019, we sold 11 properties to the SREIT in the Singapore Transaction. As a result, as of September 30, 2019, we owned 18 office properties and one mixed-use office/retail property and had entered into the Hardware Village joint venture. In addition, we owned an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. As a result, the results of operations presented for the three and nine months ended September 30, 2019 and 2018 are not directly comparable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended September 30, 2019 versus the three months ended September 30, 2018
The following table provides summary information about our results of operations for the three months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Acquisitions, Completions and Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$76,348	$97,859	$(21,511)	(22)%	$(19,802)	$(1,709)
Other operating income	6,633	8,286	(1,653)	(20)%	(2,015)	362
Operating, maintenance and management costs	22,119	26,397	(4,278)	(16)%	(5,510)	1,232
Real estate taxes and insurance	13,813	16,898	(3,085)	(18)%	(3,033)	(52)
Asset management fees to affiliate	5,541	6,830	(1,289)	(19)%	(1,326)	37
General and administrative expenses	1,491	3,166	(1,675)	(53)%	n/a	n/a
Depreciation and amortization	29,862	40,824	(10,962)	(27)%	(9,373)	(1,589)
Interest expense	20,350	16,584	3,766	23%	n/a	n/a
Other income	4,068	3	4,065	(100)%	4,065	—
Other interest income	282	108	174	161%	n/a	n/a
Equity in (loss) income of unconsolidated entities	(2,556)	373	(2,929)	(100)%	(2,929)	—
Loss from extinguishment of debt	(2,033)	—	(2,033)	(100)%	(1,837)	(196)
Gain on sale of real estate, net	327,311	—	327,311	100%	327,311	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 related to acquisitions, real estate developments completed and placed in service, and real estate investments disposed of on or after July 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $97.9 million for the three months ended September 30, 2018 to $76.3 million for the three months ended September 30, 2019. The decrease in rental income was primarily due to the Singapore Transaction in July 2019 and a decrease in amortization of above market leases due to leases expiring in accordance with their terms and early lease terminations and property tax recoveries as a result of property tax reassessments for properties held throughout both periods, partially offset by an increase in rental income due to increased occupancy at Hardware Village West, lease termination fees and operating expense recoveries in properties held throughout both periods. We expect rental income to decrease based on the sale of the Singapore Portfolio, to vary in future periods based on occupancy rates and rental rates of our real estate investments and increase based on the completion of development and the subsequent full operation of Hardware Village.
Other operating income decreased from $8.3 million during the three months ended September 30, 2018 to $6.6 million for the three months ended September 30, 2019. The decrease in other operating income was primarily due to the Singapore Transaction in July 2019, partially offset by an increase in parking revenue for properties held throughout both periods. We expect other operating income to decrease based on the sale of the Singapore Portfolio and to vary in future periods based on occupancy rates and parking rates at our real estate properties.
Operating, maintenance and management costs decreased from $26.4 million for the three months ended September 30, 2018 to $22.1 million for the three months ended September 30, 2019. The decrease in operating, maintenance and management costs was primarily due to the Singapore Transaction in July 2019, partially offset by the increase in costs related to the operation of Hardware Village West, which was completed in July 2018, and an increase in legal fees related to leasing for properties held throughout both periods.  Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost. We expect operating, maintenance and management costs to decrease based on the sale of the Singapore Portfolio and to increase in future periods as a result of the completion of development and the subsequent full operation of Hardware Village and general inflation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Real estate taxes and insurance decreased from $16.9 million for the three months ended September 30, 2018 to $13.8 million for the three months ended September 30, 2019. The decrease in real estate taxes and insurance was primarily due to the Singapore Transaction in July 2019. We expect real estate taxes and insurance to decrease based on the sale of the Singapore Portfolio and to increase in future periods as a result of the development and subsequent full operation of Hardware Village, general inflation and general increases due to future property tax reassessments.
Asset management fees with respect to our real estate investments decreased from $6.8 million for the three months ended September 30, 2018 to $5.5 million for the three months ended September 30, 2019 due to the Singapore Transaction in July 2019, partially offset by an increase in capital improvements for properties held throughout both periods. We expect asset management fees to decrease based on the sale of the Singapore Portfolio and to increase in future periods as a result of the development of Hardware Village and as a result of any improvements we make to our properties. As of September 30, 2019, there were $3.4 million of accrued and deferred asset management fees.
General and administrative expenses decreased from $3.2 million for the three months ended September 30, 2018 to $1.5 million for the three months ended September 30, 2019. The decrease in general and administrative expenses was primarily due to professional fees incurred in 2018 related to the Singapore Transaction that closed on July 18, 2019. We had agreed with our advisor to evenly divide certain costs and expenses related to the Singapore Transaction, all of which became reimbursable by the SREIT upon a successful closing. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $40.8 million for the three months ended September 30, 2018 to $29.9 million for the three months ended September 30, 2019, primarily due to the Singapore Transaction in July 2019 and accelerated depreciation and amortization due to early lease terminations during the three months ended September 30, 2018. We expect depreciation and amortization to decrease based on the sale of the Singapore Portfolio and to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs, offset by an increase as a result of the development and subsequent full operation of Hardware Village.
Interest expense increased from $16.6 million for the three months ended September 30, 2018 to $20.4 million for the three months ended September 30, 2019. Included in interest expense was (i) $20.2 million and $16.1 million of interest expense payments for the three months ended September 30, 2018 and 2019, respectively, (ii) the amortization of deferred financing costs of $1.6 million and $1.2 million for the three months ended September 30, 2018 and 2019, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which reduced interest expense by $5.1 million for the three months ended September 30, 2018 and increased interest expense by $3.3 million for the three months ended September 30, 2019. Additionally, during the three months ended September 30, 2018 and 2019, we capitalized $0.3 million and $0.6 million of interest related to construction in progress, respectively. The increase in interest expense was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges and a higher 30-day LIBOR rate, partially offset by the repayment of debt related to the Singapore Transaction in July 2019. We expect interest expense to decrease as a result of the repayment of debt secured by the Singapore Portfolio and to increase in future periods as a result of additional borrowings for capital expenditures. Our interest expense in future periods will also vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).
During the three months ended September 30, 2019, other income included a $4.1 million reimbursement of certain costs and expenses related to the Singapore Transaction indirectly paid by the SREIT. These costs included legal, audit, tax, printing and other out of pocket costs that we incurred related to the Singapore Transaction.
During the three months ended September 30, 2019, we recognized a loss from extinguishment of debt of $2.0 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the mortgage loans related to properties sold in the Singapore Transaction.
During the three months ended September 30, 2018, we recognized $0.4 million in equity in income of unconsolidated entities related to operations of Village Center Station II. On October 11, 2018, we purchased the developer’s 25% equity interest and accounted for Village Center Station II on a consolidated basis. During the three months ended September 30, 2019, we recognized $2.6 million in equity in loss of unconsolidated entity related to the operations of our investment in SREIT. Based on our 31.3% ownership interest in the SREIT, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of September 30, 2019.
During the three months ended September 30, 2019, we sold 11 office properties in the Singapore Transaction that resulted in a gain on sale of $327.3 million. We did not dispose of any properties during the three months ended September 30, 2018.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2019 versus the nine months ended September 30, 2018
The following table provides summary information about our results of operations for the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Acquisitions, Completions and Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$285,198	$293,275	$(8,077)	(3)%	$(13,941)	$5,864
Other operating income	23,670	24,625	(955)	(4)%	(1,518)	563
Operating, maintenance and management costs	72,132	73,852	(1,720)	(2)%	(4,205)	2,485
Real estate taxes and insurance	49,677	52,158	(2,481)	(5)%	(2,896)	415
Asset management fees to affiliate	19,412	20,188	(776)	(4)%	(888)	112
General and administrative expenses	5,433	6,701	(1,268)	(19)%	n/a	n/a
Depreciation and amortization	112,902	118,831	(5,929)	(5)%	(6,239)	310
Interest expense	105,701	29,911	75,790	253%	n/a	n/a
Impairment charges on real estate	8,706	—	8,706	100%	—	8,706
Other income	4,090	1,879	2,211	118%	2,211	—
Other interest income	546	204	342	168%	n/a	n/a
Equity in (loss) income of unconsolidated entities	(2,556)	25	(2,581)	(10,324)%	(2,581)	—
Loss from extinguishment of debt	(2,229)	—	(2,229)	(100)%	(1,985)	(244)
Gain on sale of real estate, net	327,311	11,942	315,369	2,641%	315,369	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 related to acquisitions, real estate developments completed and placed in service, and real estate investments disposed of on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $293.3 million for the nine months ended September 30, 2018 to $285.2 million for the nine months ended September 30, 2019. The decrease in rental income was primarily due to the Singapore Transaction in July 2019, partially offset by an increase in rental rates, lease termination fees and operating expense recoveries in properties held throughout both periods. We expect rental income to decrease based on the sale of the Singapore Portfolio, to vary in future periods based on occupancy rates and rental rates of our real estate investments and to increase based on the development and subsequent full operation of Hardware Village.
Other operating income decreased from $24.6 million during the nine months ended September 30, 2018 to $23.7 million for the nine months ended September 30, 2019. The decrease in other operating income was primarily due to the Singapore Transaction in July 2019, partially offset by an increase in parking revenues for properties held throughout both periods. We expect other operating income to decrease based on the sale of the Singapore Portfolio and to vary in future periods based on occupancy rates and parking rates at our real estate properties.
Operating, maintenance and management costs decreased from $73.9 million for the nine months ended September 30, 2018 to $72.1 million for the nine months ended September 30, 2019. The decrease in operating, maintenance and management costs was primarily due to the Singapore Transaction in July 2019, partially offset by the costs related to the operation of Hardware Village West, which was completed in July 2018, and an increase in legal fees related to leasing for properties held throughout both periods.  Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost. We expect operating, maintenance and management costs to decrease based on the sale of the Singapore Portfolio and to increase in future periods as a result of the development and subsequent full operation of Hardware Village and general inflation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Real estate taxes and insurance decreased from $52.2 million for the nine months ended September 30, 2018 to $49.7 million for the nine months ended September 30, 2019. The decrease in real estate taxes and insurance was primarily due to the Singapore Transaction in July 2019, partially offset by the operation of Hardware Village West. We expect real estate taxes and insurance to decrease based on the sale of the Singapore Portfolio and to increase in future periods as a result of the development and subsequent full operation of Hardware Village, general inflation and general increases due to future property tax reassessments.
Asset management fees with respect to our real estate investments decreased from $20.2 million for the nine months ended September 30, 2018 to $19.4 million for the nine months ended September 30, 2019 due to the Singapore Transaction in July 2019, partially offset by the increase in capital improvements for properties held throughout both periods, the acquisition of the developer’s 25% equity interest in Village Center Station II in October 2018 and the operation of Village Center Station II and the operation of Hardware Village West. We expect asset management fees to decrease based on the sale of the Singapore Portfolio and to increase in future periods as a result of the development of Hardware Village and as a result of any improvements we make to our properties. As of September 30, 2019, there were $3.4 million of accrued and deferred asset management fees.
General and administrative expenses decreased from $6.7 million for the nine months ended September 30, 2018 to $5.4 million for the nine months ended September 30, 2019. The decrease in general and administrative expenses was primarily due to professional fees incurred in 2018 related to the Singapore Transaction that closed on July 18, 2019. We had agreed with our advisor to evenly divide certain costs and expenses related to the Singapore Transaction, all of which became reimbursable by the SREIT upon a successful closing. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $118.8 million for the nine months ended September 30, 2018 to $112.9 million for the nine months ended September 30, 2019, primarily due to the Singapore Transaction in July 2019, partially offset by the the operation of Hardware Village West, and accelerated depreciation and amortization due to early lease terminations during the nine months ended September 30, 2018. We expect depreciation and amortization to decrease based on the sale of the Singapore Portfolio and to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs, offset by an increase as a result of the development and subsequent full operation of Hardware Village.
Interest expense increased from $29.9 million for the nine months ended September 30, 2018 to $105.7 million for the nine months ended September 30, 2019. Included in interest expense was (i) $56.3 million and $63.7 million of interest expense payments for the nine months ended September 30, 2018 and 2019, respectively, (ii) the amortization of deferred financing costs of $4.9 million and $4.3 million for the nine months ended September 30, 2018 and 2019, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which reduced interest expense by $29.2 million for the nine months ended September 30, 2018 and increased interest expense by $38.6 million for the nine months ended September 30, 2019. Additionally, during the nine months ended September 30, 2018 and 2019, we capitalized $2.5 million and $1.7 million of interest related to construction in progress, respectively. The increase in interest expense was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges and a higher 30-day LIBOR rate, partially offset by the repayment of debt related to the Singapore Transaction in July 2019. We expect interest expense to decrease as a result of the repayment of debt secured by the Singapore Portfolio and to increase in future periods as a result of additional borrowings for capital expenditures. Our interest expense in future periods will also vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).
During the nine months ended September 30, 2019, we recorded non-cash impairment charges of $8.7 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates.
During the nine months ended September 30, 2018, we incurred $1.9 million of other income primarily as a result of a reduction in contingent liability of $1.6 million during the second quarter of 2018. During the nine months ended September 30, 2019, other income included a $4.1 million reimbursement of certain costs and expenses related to the Singapore Transaction indirectly paid by the SREIT. These costs included legal, audit, tax, printing and other out of pocket costs that we incurred related to the Singapore Transaction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the nine months ended September 30, 2019, we recognized a loss from extinguishment of debt of $2.2 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the 3003 Washington Boulevard Mortgage Loan and mortgage loans related to the Singapore Transaction.
During the nine months ended September 30, 2018, we recognized $25,000 in equity loss of unconsolidated entities related to the operations of Village Center Station II. On October 11, 2018, we purchased the developer’s 25% equity interest and accounted for Village Center Station II on a consolidated basis. During the nine months ended September 30, 2019, we recognized $2.6 million in equity in loss of unconsolidated entity related to the operations of our investment in SREIT. Based on our 31.3% ownership interest in the SREIT, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of September 30, 2019.
During the nine months ended September 30, 2018, we sold one office property that resulted in a gain on sale of $11.9 million. During the nine months ended September 30, 2019, we sold 11 office properties in the Singapore Transaction that resulted in a gain on sale of $327.3 million.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold as of September 30, 2019.
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, unrealized losses (gains) on derivative instruments, adjustments related to contingent purchase price obligations and loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:
•Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period;
•Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate;
•Unrealized losses (gains) on derivative instruments.  These adjustments include unrealized losses (gains) from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements;
•Adjustments relating to contingent purchase price obligations. These are adjustments relating to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income. We believe that the elimination of the contingent purchase price consideration adjustment, included in other income for GAAP purposes, is appropriate because the adjustment is a non-cash adjustment that is not reflective of our ongoing operating performance; and
•Loss from extinguishment of debt. A loss from extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$316,884	$(4,070)	$262,091	$30,309
Depreciation of real estate assets	21,013	24,778	73,618	71,382
Amortization of lease-related costs	8,849	16,046	39,284	47,449
Impairment charges on real estate	—	—	8,706	—
Gain on sale of real estate, net (1)	(327,311)	—	(327,311)	(11,942)
Adjustments for noncontrolling interests - consolidated entities (2)	(6)	—	(18)	—
Adjustment for investment in unconsolidated entities (3)	3,881	866	3,881	1,444
FFO attributable to common stockholders (4)	23,310	37,620	60,251	138,642
Straight-line rent and amortization of above- and below-market leases, net	(1,951)	(3,407)	(7,077)	(10,956)
Loss from extinguishment of debt	2,033	—	2,229	—
Unrealized losses (gains) on derivative instruments	3,807	(4,777)	41,706	(30,102)
Adjustment relating to contingent purchase price obligation	—	—	—	(1,575)
Adjustment for investment in unconsolidated entities (3)	2,808	(134)	2,808	(134)
MFFO attributable to common stockholders (4)	$30,007	$29,302	$99,917	$95,875
_____________________
(1) Reflects an adjustment to eliminate gain on sale of real estate.
(2) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO.
(3) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO and MFFO for our equity investments in unconsolidated entities.
(4) FFO and MFFO includes $1.1 million and $8.0 million of lease termination income for the three and nine months ended September 30, 2019, respectively. FFO and MFFO includes $0.3 million and $1.0 million of lease termination income for the three and nine months ended September 30, 2018, respectively.
Our calculation of MFFO above includes amounts related to the operations of the Singapore Portfolio sold on July 18, 2019 and one property sold in May 2018. Please refer to the table below with respect to the proportion of MFFO related to the real estate properties sold as of September 30, 2019 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
MFFO by component:
Assets held for investment	$22,924	$18,989	$68,756	$62,535
Real estate properties sold	7,083	10,313	31,161	33,340
MFFO	$30,007	$29,302	$99,917	$95,875

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first, second and third quarters of 2019 (in thousands, except per share amounts):

	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2019	$28,523	$0.1625	$15,390	$13,497	$28,887	$15,008
Second Quarter 2019	28,404	0.1625	15,382	12,974	28,356	29,918
Third Quarter 2019	28,358	0.1625	15,753	12,748	28,501	3,417
	$85,285	$0.4875	$46,525	$39,219	$85,744	$48,343
_____________________
(1) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(2) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2019, we paid aggregate distributions of $85.7 million, including $46.5 million of distributions paid in cash and $39.2 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the nine months ended September 30, 2019 was $262.1 million. FFO for the nine months ended September 30, 2019 was $60.3 million and cash flow from operating activities was $48.3 million. See the reconciliation of FFO to net income (loss) attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $48.3 million of cash flow from current operating activities, $11.1 million of cash flow from operating activities in excess of distributions paid during prior periods, $2.8 million from debt financing and $23.5 million from proceeds of asset sales. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the sales or repayment of real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements”, “-Market Outlook - Real Estate and Real Estate Finance Markets,” “-Liquidity and Capital Resources,” and “-Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, and those discussed in Part II, Item 1A herein. Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

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
•whether the lessee or lessor supervises the construction and bears the risk of cost overruns;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
We lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. We recognize rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations.  Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
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
Distributions Paid
On October 1, 2019, we paid distributions of $9.3 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on September 20, 2019. On November 1, 2019, we paid distributions of $9.4 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on October 21, 2019.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Special Dividend
On October 23, 2019, our board of directors authorized a special dividend (the “Special Dividend”) in the amount of $0.80 per share of common stock to stockholders of record as of the close of business on November 4, 2019, which we expect to pay in December 2019. The Special Dividend is payable in the form of either (1) cash or (2) shares of our common stock, at the election of our stockholders; provided that the aggregate amount of cash to be distributed by us will be limited to a maximum of 35% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder to be paid in shares of our common stock. Specifically, if the total number of shares for which cash elections are made by stockholders (including Default Elections (defined below)) are in excess of the Maximum Cash Distribution, the payment of cash will be made on a pro rata basis to those stockholders, such that the aggregate amount paid in cash by us equals the Maximum Cash Distribution, and the remaining portion of the Special Dividend will be paid to these stockholders in the form of our common stock. Because the aggregate amount of cash to be distributed by us is 35% of the total Special Dividend, the likely result of a cash election is the receipt of 35% cash and 65% shares of common stock, unless a significant number of stockholders elect to receive the Special Dividend as 100% stock. In no event will any stockholder electing cash receive less than 35% of the stockholder’s Special Dividend in cash. If a stockholder elects to receive 100% of the Special Dividend in the form of our common stock, such stockholder will only receive shares of our common stock.
If a stockholder does not make a timely and proper election, the Special Dividend election will be set to the default election of cash (the “Default Election”) as set by us, subject to the Maximum Cash Distribution not having been exceeded. Because the aggregate amount of cash to be distributed by us is 35% of the total Special Dividend, the likely result of the Default Election is the receipt of 35% cash and 65% shares of common stock, unless a significant number of stockholders elect to receive the Special Dividend as 100% stock.
The aggregate amount of cash paid by us pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend will depend upon the number of stockholders electing cash or stock and whether the Maximum Cash Distribution is met. We will issue up to 8,100,000 shares of common stock in the Special Dividend. The number of shares issued will be calculated based upon an updated estimated value per share of our common stock determined within two weeks of payment, which we expect will be determined by our board of directors in early December 2019.
For more information, see our Current Report on Form 8-K filed with the SEC on November 8, 2019.
Monthly Distributions
On November 8, 2019, our board of directors authorized a November 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on November 20, 2019, which we expect to pay in December 2019, and a December 2019 distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on December 9, 2019, which we expect to pay in January 2020. With respect to the November 2019 and December 2019 distributions, investors may choose to receive cash distributions or purchase additional shares through the our dividend reinvestment plan.
Share Redemption Program Suspension
As a result of the pending issuance of shares as a result of the Special Dividend to be paid in December 2019, our board of directors has determined to delay the processing of redemptions that would otherwise occur on the last business day of November 2019 under the Fourth Amended and Restated Share Redemption Program until the last business day of December 2019. Any submission or withdrawal deadlines associated with such delayed redemptions shall be similarly moved to their corresponding dates in December 2019. For more information on the share redemption program, see Part II, Item 2(c) herein.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2019, the fair value of our fixed rate debt was $95.1 million and the outstanding principal balance of our fixed rate debt was $93.0 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of September 30, 2019.  As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $334.7 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $983.8 million of our variable rate debt. Based on interest rates as of September 30, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2020, interest expense on our variable rate debt would increase or decrease by $3.3 million.
The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of September 30, 2019 were 4.2% and 3.7%, respectively.  The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2019 where applicable.
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

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2019, both as filed with the SEC.
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
Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”; all redemptions that do not meet the requirements for a Special Redemption are “Ordinary Redemptions”). As a result of the above-referenced limitations on the number of shares we can purchase pursuant to the share redemption program, as of March 1, 2019, we had exhausted all funds available for Ordinary Redemptions in 2019. On August 8, 2019, our board of directors approved an increase of the funding available for Ordinary Redemptions for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled to date and the remaining amount reserved for Special Redemptions, increases the share redemption program to the maximum amount for 2019. On October 23, 2019, as a result of the pending issuance of shares as a result of a special dividend to be paid in December 2019, our board of directors approved a delay of processing redemptions that would otherwise occur on the last business day of November 2019 under the share redemption program until the last business date of December 2019. As of October 31, 2019, we had $2.2 million available for Special Redemptions for the remainder of 2019. As of October 31, 2019, we had a total of $19.4 million of outstanding and unfulfilled Ordinary Redemption requests, representing 1,700,394 shares.
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
As of September 30, 2019, Accenture Tower (formerly 500 West Madison) represented approximately 13.8% of our total assets and represented approximately 13.4% of our total annualized base rent. Further, as a result of this investment, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
Our investment in common equity securities is, and any future investments we make in the securities of other issuers will be, subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
We have made a significant investment in the common equity of the SREIT and may make equity investments in funds or corporate entities with a primary focus on the commercial real estate and real estate finance industries or with significant exposure to real estate, such as REITs. We may purchase the common or preferred stock of these entities or purchase or write options with respect to their stock. We may also invest in debt securities and preferred equity securities issued by funds or corporate entities with a primary focus on the commercial real estate and real estate finance industries or with significant exposure to real estate. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations, and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.
Our significant investment in the SREIT is subject to the risks inherent in investing in traded securities. As of October 31, 2019, based on the closing trading price of the units of the SREIT on the Singapore Stock Exchange (“SGX-ST”) on such date, we owned approximately $269.3 million of units in the SREIT, representing an approximate 31.3% interest in the units of the SREIT. Pursuant to lock-up letters we and certain of our subsidiaries entered in connection with the acquisition of the securities, we and our subsidiaries agreed not to sell, pledge or transfer any of our units of common equity in the SREIT (subject to limited exceptions) until January 19, 2020 and not to sell, pledge or transfer 50% of our units of common equity until July 19, 2020. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., our Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a director of the external manager of the SREIT, and an affiliate of our advisor services as the U.S. asset manager to the SREIT. The inability to dispose of our investment in the SREIT at the time and on the terms we want could materially adversely affect the investment results.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a).During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b).Not applicable.
c).We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to our estimated value per share. The following is a description of our share redemption program.
There are several limitations on our ability to redeem shares under our share redemption program:
•Unless the shares are being redeemed in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program, and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions;” all redemptions that do not meet the requirements for a Special Redemption are “Ordinary Redemptions”), we may not redeem shares unless the stockholder has held the shares for one year.
•During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. Notwithstanding anything contained in our share redemption program to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.
•During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
During the nine months ended September 30, 2019, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and proceeds from the Singapore Transaction and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	3,863,019	$11.43	(3)
February 2019	204,861	$11.59	(3)
March 2019	89,190	$12.02	(3)
April 2019	72,512	$12.02	(3)
May 2019	67,724	$12.02	(3)
June 2019	100,579	$12.02	(3)
July 2019	47,362	$12.02	(3)
August 2019	3,566,421	$11.43	(3)
September 2019	45,876	$12.02	(3)
Total	8,057,544
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for Special Redemptions. Based on this limitation, as of March 1, 2019, we exhausted all funds available for Ordinary Redemptions in 2019. On August 8, 2019, our board of directors approved an increase of the funding available for Ordinary Redemptions for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled to date and the remaining amount reserved for Special Redemptions, increases the share redemption program to the maximum amount for 2019. As of October 31, 2019, we had $2.2 million available for Special Redemptions for the remainder of 2019. As of October 31, 2019, we had a total of $19.4 million of outstanding and unfulfilled Ordinary Redemption requests, representing 1,700,394 shares, recorded as redemptions payable in other liabilities on the accompanying consolidated balance sheets. Given the volume of redemption requests in 2019, and because of the limitations on the dollar amount of shares that may be redeemed under our share redemption program and the number of shares that may be redeemed during a calendar year, it is not likely that we will be able to redeem shares submitted as Ordinary Redemptions for the remainder of 2019.
In addition to the redemptions under the share redemption program described above, during the nine months ended September 30, 2019, we repurchased an additional 463,098 shares of our common stock at a weighted-average price of $11.42 per share for an aggregate price of $5.3 million.
As a result of the pending issuance of shares as a result of the Special Dividend to be paid in December 2019, our board of directors has determined to delay the processing of redemptions that would otherwise occur on the last business day of November 2019 under the share redemption program until the last business day of December 2019. Any submission or withdrawal deadlines associated with such delayed redemptions shall be similarly moved to their corresponding dates in December 2019.

PART II. OTHER INFORMATION (CONTINUED)
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5 Other Information
None.

Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 22, 2016

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed October 1, 2019

10.2
First Amendment to Portfolio Purchase and Sale Agreement and Escrow Instructions between certain subsidiaries of the Company and certain subsidiaries of the Purchaser in the Portfolio Sale, dated July 16, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.3
Subscription Agreement Amendment of KBS REIT Properties III LLC, dated July 15, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.4
Set-Off Agreement Amendment among certain subsidiaries of the Company, certain subsidiaries of the Purchaser in the Portfolio Sale and the parties named therein, dated July 17, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.5
Placement Agreement among the parties named therein, dated July 15, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.6
Unit Lending Agreement among the parties named therein, dated July 15, 2019, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.7
Lock-up Letter Agreement by the Company, dated July 8, 2019, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.8
Lock-up Letter Agreement by KBS Limited Partnership III, dated July 8, 2019, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.9
Lock-up Letter Agreement by KBS REIT Holdings LLC, dated July 8, 2019, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.10
Lock-up Letter Agreement by KBS REIT Properties III, LLC, dated July 8, 2019, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed May 9, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 13, 2019	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 13, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)