Form 10-K
period 2019-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2020-03-06
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Trading Symbol(s)
____________________________________________________
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
____________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 3, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $12.02 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2018, with the exception of an adjustment to the Registrant’s net asset value for the acquisition and assumed loan costs related to the Registrant’s buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to the Registrant’s net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 3, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018. On December 4, 2019, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.65 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of adjustments to the Registrant’s net asset value to give effect to (i) the October 23, 2019 authorization of a special dividend of $0.80 per share on the outstanding shares of common stock of the Registrant to the stockholders of record as of the close of business on November 4, 2019 and (ii) the change in the estimated value of the Registrant’s investment in units of Prime US REIT (SGX Ticker: OXMU) as of December 3, 2019. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 4, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 174,981,561 shares of common stock held by non-affiliates as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 2, 2020, there were 181,534,999 outstanding shares of common stock of the Registrant.

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
•Our advisor and its affiliates currently receive fees in connection with transactions involving the purchase or origination, management and disposition of our investments. Acquisition and asset management fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed-upon investment returns, the investment return thresholds may be reduced subject to approval by our conflicts committee and to other limitations in our charter. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders. As discussed herein, our board of directors has approved management’s recommendation to pursue conversion to a non-listed perpetual-life net asset value “NAV” REIT. If we convert to an NAV REIT, we would implement a revised advisory fee structure. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons”.
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

•Our significant investment in the equity securities of a traded Singapore real estate investment trust is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to blockage due to the quantity of units held by us and risks related to the trading volume of the units.
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
•We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; the acquisition or origination of real estate investments; and the repayment of debt. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
•Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders. In addition, our real estate and real estate-related investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.
•Our board of directors has approved management’s recommendation to explore strategic alternatives in an effort to provide enhanced liquidity to stockholders. In an effort to further enhance stockholder liquidity, our board of directors has determined to pursue conversion to a non-listed perpetual-life NAV REIT. In connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. We can give no assurance that we will commence or complete this offering. Our conversion to an NAV REIT remains subject to further approval of our conflicts committee, composed of all of our independent directors, and our board of directors. Regulatory, market or business considerations may influence us to delay the implementation of the NAV REIT conversion or abandon our conversion to an NAV REIT. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that our NAV REIT strategy will be able to provide additional liquidity to stockholders. Further, although we are exploring an NAV REIT strategy, there is no assurance that this process will provide a return to stockholders that equals or exceeds our estimated value per share.
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

•In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program. Ordinary Redemptions are all redemptions that do not qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program). Redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” are “Special Redemptions.” Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. Under the current share redemption program, during any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year. On August 8, 2019, our board of directors approved an increase of the funding available for Ordinary Redemptions for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled through that date and the remaining amount reserved for Special Redemptions for 2019, increased the current share redemption program to the maximum amount for 2019. We exhausted all funds available for Ordinary Redemptions in 2019 on the August 2019 redemption date. Although the Singapore Transaction (defined herein) has made additional capital available to us that we have and intend to continue to use to offer additional liquidity to our stockholders through our share redemption program and/or tender offers or through special distributions to stockholders, we cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program and/or any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.
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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2019, we owned 18 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop a multifamily apartment complex, which was completed and held for sale as of December 31, 2019. In addition, we owned an investment in the equity securities of a Singapore real estate investment trust (the “SREIT”), which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2019, we had also sold 32,454,002 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $332.6 million. Also as of December 31, 2019, we had redeemed 28,489,097 shares sold in our initial public offering for $311.4 million.
Additionally, on October 3, 2014, we issued 258,462 shares of common stock, for $2.4 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
We continue to offer shares of common stock under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time.
Our board of directors has approved management’s recommendation to explore strategic alternatives in an effort to provide enhanced liquidity to stockholders. In an effort to further enhance stockholder liquidity, our board of directors has determined to pursue conversion to a non-listed perpetual-life NAV REIT that calculates the net asset value or “NAV” per share on a regular basis that is more frequent that annually (i.e., daily, monthly or quarterly) and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. On January 9, 2020, we filed a definitive proxy statement with the SEC in connection with the annual meeting of stockholders to vote on, among other proposals, two proposals related to our pursuit of conversion to an NAV REIT. The annual meeting of stockholders will be held on April 7, 2020. Anyone who is a stockholder of record at the close of business on January 8, 2020, the record date, or holds a valid proxy for the annual meeting, is entitled to vote at the annual meeting. Also in connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. We can give no assurance that we will commence or complete this offering. Our conversion to an NAV REIT remains subject to further approval of our conflicts committee, composed of all of our independent directors, and our board of directors. Although we are exploring an NAV REIT strategy, there is no assurance that we will successfully implement our strategy. See Part I, Item 1A, “Risk Factors – Risks of the Proposed NAV REIT Conversion” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons.”

As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of real estate investments. KBS Capital Advisors makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors. KBS Capital Advisors also provides asset-management, disposition, marketing, investor-relations and other administrative services on our behalf. Our advisor owns 20,857 shares of our common stock. We have no paid employees.
Objectives and Strategies
Our primary investment objectives are to preserve and return our stockholders’ capital contributions and to provide our stockholders with attractive and stable cash distributions. We will also seek to realize growth in the value of our investments by timing asset sales to maximize asset value.
2019 Investment Highlights
In connection with the Singapore Transaction, on July 19, 2019, we, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT (SGX Ticker: OXMU) at a price of $0.88 per unit representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT. As of December 31, 2019, REIT Properties III held 289,561,899 units of the SREIT, which represented 31.3% of the outstanding units of the SREIT. As of December 31, 2019, the aggregate value of the Company’s investment in the units of the SREIT was $279.4 million, which was based on the closing price of the SREIT units on the SGX of $0.97 per unit as of December 31, 2019. As of December 31, 2019, the book value of our investment in the SREIT was $253.4 million.
On August 26, 2016, we, through an indirect wholly-owned subsidiary, entered into a joint venture (the “Hardware Village Joint Venture”) to develop a multifamily apartment complex, located on the developable land at Gateway Tech Center. We own a 99.24% equity interest in the joint venture. In July 2018, Hardware Village West was completed and placed into service, and in October 2019, Hardware Village East was completed and placed into service. As of December 31, 2019, the multifamily apartment complex was held for sale.
Real Estate Portfolio
We have acquired and manage a diverse portfolio of core real estate properties, which are generally lower risk, existing properties with at least 80% occupancy. Our primary investment focus has been core office properties located throughout the United States, though we have and may in the future invest in other types of properties and real-estate related investments. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy, which is also known as a core-plus strategy. In many cases, these properties have slightly higher (10% to 20%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics may provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties have required or will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects.
The core office properties in which we have invested include low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations in or near central business districts with access to transportation.
We will generally hold fee title to or a long-term leasehold estate in the properties we acquire. We may also invest in or acquire operating companies or other entities that own and operate assets that meet our investment objectives. We will make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We have also made investments through joint ventures and in the future we may enter into other joint ventures, partnerships and co-ownership arrangements (including preferred equity investments) or participations for the purpose of obtaining interests in real estate properties and other real estate-related investments.
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
We acquired our first real estate property on September 29, 2011. As of December 31, 2019, our real estate portfolio held for investment was composed of 18 office properties and one mixed-use office/retail property encompassing an aggregate of 7.8 million rentable square feet and was collectively 86% occupied. In addition, we have entered into a consolidated joint venture to develop a multifamily apartment complex (“Hardware Village”), which was completed and held for sale as of December 31, 2019.
For more information on our real estate investments, including tenant information, see Part I, Item 2, “Properties.”
The following charts illustrate the geographic diversification of our real estate properties, excluding Hardware Village, based on total leased square feet and total annualized base rent as of December 31, 2019:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 22% of our total annualized base rent as of December 31, 2019. The chart below illustrates the diversity of tenant industries in our real estate portfolio, excluding Hardware Village, based on total annualized base rent as of December 31, 2019:

Annualized Base Rent (1)
Administrative and Support and Waste Management and Remediation Services 4%
Other* 25%
Computer Systems Design and Related Services 5%
Health Care and Social Assistance 6%
Finance 18%
Management Consulting Services 7%
Information 7%
Professional, Scientific, and Technical Services 8%
Legal Services 9%
Real Estate and Rental and Leasing 11%

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 4% of total.
Financing Objectives
We financed our real estate acquisitions to date with a combination of the proceeds received from our now-terminated initial public offering and debt. We may use proceeds from borrowings to finance acquisitions of new properties or assets or for originations of new loans; to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; to fund the redemption or repurchase of our shares; or to provide working capital. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio.
We expect to continue to borrow funds at fixed and variable rates. As of December 31, 2019, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.9 years. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. We had a total of $93.0 million of fixed rate notes payable and $1.4 billion of variable rate notes payable. As of December 31, 2019, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements (including three forward interest rate swaps in the total amount of $140.0 million, which will become effective in 2020). The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of December 31, 2019 were 4.2% and 3.5%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps), using interest rate indices as of December 31, 2019, where applicable. As of December 31, 2019, we had $247.0 million of revolving debt available for immediate future disbursement under loan facilities, subject to certain conditions set forth in the loan agreements.

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2019 (in thousands):

2020	$798,018
2021	196,113
2022	93,000
2023	—
2024	379,245
Thereafter	—
$1,466,376

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2019, our borrowings and other liabilities were approximately 56% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
Industry Segments
We invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. Our real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. Accordingly, we aggregated our investments in real estate properties into one reportable business segment.
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
In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program. Ordinary Redemptions are all redemptions that do not qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program). Redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” are “Special Redemptions.” Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. Moreover, our current share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, including that during any calendar year (i) we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, unless our board of directors authorizes additional funds for redemption, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions and (ii) we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. Our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to our stockholders, and we may increase or decrease funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We describe the restrictions of our share redemption program in detail under Part II, Item 5, “Share Redemption Program.” As a result of such limitations, as of March 1, 2019, we exhausted all funds available for Ordinary Redemptions for the year ended December 31, 2019. On August 8, 2019, our board of directors approved an increase of the funding available for Ordinary Redemptions for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled through that date and the remaining amount reserved for Special Redemptions for 2019, increased the current share redemption program to the maximum amount for 2019. We exhausted all funds available for Ordinary Redemptions in 2019 on the August 2019 redemption date. Although the Singapore Transaction (defined herein) has made additional capital available to us that we have and intend to continue to use to offer additional liquidity to our stockholders through our share redemption program and/or tender offers or through special distributions to stockholders, we cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program and/or any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.
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
We face competition from these same entities for real estate investment opportunities. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit market and a potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. We can give no assurance that our advisor will be successful in obtaining additional suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns may be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.
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

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, any decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:
•the values of our real estate properties could decrease below the amounts paid for such properties; and/or
•revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
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
As of March 1, 2020, a significant portion of our real estate properties was located in California, Texas and Illinois. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets. In addition, the majority of our real estate properties consists of core office properties. Any adverse economic or real estate developments in these geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space could adversely affect our operating results and our ability to pay distributions to our stockholders.
A significant percentage of our assets is invested in Accenture Tower (formerly known as 500 West Madison) and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
As of December 31, 2019, Accenture Tower represented approximately 14% of our total assets and represented approximately 14% of our total annualized base rent. Further, as a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.
We may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
As of March 1, 2020, we owned 18 office properties and one mixed-used office/retail property and had entered into the Hardware Village joint venture to develop Hardware Village, which was completed and held for sale as of March 1, 2020. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of additional assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
Because we depend upon our advisor and its affiliates to select, acquire, manage and dispose of our real estate investments and to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could cause our operations to suffer.
We depend on our advisor to select, acquire, manage and dispose of our real estate investments and to conduct our operations. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

We have paid distributions in part from debt financings and in the future we may not pay distributions solely from our cash flow from operating activities. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced.
Our distribution policy is not to use the proceeds of our offerings to make distributions. However, our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We have paid distributions in part from debt financings, and in the future, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. We have and in the future may fund such distributions with proceeds from the sale of assets. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operating activities available for distribution in future periods. If we fund distributions from the sale of assets, this will affect our ability to generate cash flow from operating activities in future periods. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operating activities.
For the year ended December 31, 2019, we paid aggregate distributions of $162.3 million (excluding stock distributions issued in the Special Dividend (defined herein)), including $110.6 million of distributions paid in cash and $51.7 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, but excludes stock distributions issued in the Special Dividend, with $70.6 million (43%) of cash flow from current operating activities, $11.1 million (7%) of cash flow from operating activities in excess of distributions paid during prior periods, $8.6 million (6%) from debt financing and $72.0 million (44%) with proceeds from asset sales. For the year ended December 31, 2019, our cash flow from operating activities to distributions paid coverage ratio (excluding stock distributions issued in the Special Dividend) was 43% and our funds from operations to distributions paid coverage ratio was 57%. In addition, in connection with the December 12, 2019 Special Dividend payment, which was paid 35% in cash and 65% in stock, we issued $90.0 million in shares of our common stock. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions” in this Annual Report.
The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment, management and disposition strategies, which could limit our ability to pay distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Charles J. Schreiber, Jr. and the team of real estate and debt finance professions at our advisor. Neither we nor our advisor or its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment, management and disposition strategies could be delayed or hindered and the value of our stockholders’ investment in us could decline.

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
A security breach or other significant disruption involving our IT networks and related systems could:
•disrupt the proper functioning of our networks and systems and therefore our operations;
•result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•damage our reputation among our stockholders.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Conflicts of Interest
Our advisor and its affiliates, including all of our executive officers, our affiliated director and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers, our affiliated director and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. Our advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement;
•equity offerings by us, including using our securities to acquire portfolios or other companies, which may entitle our dealer manager to additional dealer manager fees and would likely entitle our advisor to additional advisory fees;
•sales of real estate investments, which under our current advisory fee structure entitle our advisor to disposition fees and possible subordinated incentive fees;
•acquisitions of real estate investments, which under our current advisory fee structure entitle our advisor to acquisition or origination fees based on the cost of the investment and asset management fees based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us, which may influence our advisor to recommend riskier transactions to us and/or transactions that are not in our best interest and, in the case of acquisitions of investments from other KBS-sponsored programs, which might entitle our advisor or affiliates of our advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;
•borrowings to acquire real estate investments, which borrowings will increase the acquisition and origination fees and asset-management fees payable to our advisor under our current advisory fee structure;
•whether we engage affiliates of our advisor for other services, which affiliates may receive fees in connection with the services regardless of the quality of the services provided to us;
•whether we pursue a liquidity event such as a listing of our shares of common stock on a national securities exchange, a sale of the company or a liquidation of our assets, which (i) may make it more likely for us to become self-managed or internalize our management, (ii) could positively or negatively affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade or the consideration received by our stockholders, and/or (iii) would affect the advisory fees received by our advisor; and
•whether and when we seek to sell the company or its assets, which sale under our current advisory fee structure could entitle our advisor to a subordinated incentive fee and terminate the asset management fee.
As discussed herein, our board of directors has approved management’s recommendation to pursue conversion to a non-listed perpetual-life NAV REIT. If we convert to an NAV REIT, we would implement a revised advisory fee structure. See Part I, Item 1A, “Risk Factors – Risks of the Proposed NAV REIT Conversion” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons.”

Our advisor and its affiliates face conflicts of interest relating to the acquisition of assets, the leasing of properties and the disposition of properties due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on our sponsor, KBS Holdings LLC, and other key real estate and debt finance professionals at our advisor, including Mr. Schreiber, to identify suitable investment opportunities for us, to supervise property management and leasing of properties and to sell our properties. KBS REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors. Mr. Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors LLC (“KBS Realty Advisors”) and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. In addition, KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, a Singapore real estate investment trust. As such, KBS-sponsored programs that have funds available for investment and KBS-advised investors that have funds available for investment rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will have to determine the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Currently, Prime US REIT is in its acquisition stage.
In connection with the Singapore Transaction (defined herein), our advisor and KBS Realty Advisors proposed that our conflicts committee and board of directors adopt an asset allocation policy (the “Allocation Process”) among us, KBS REIT II and KBS Growth & Income REIT (collectively, the “Core Strategy REITs”) and Prime US REIT. The board of directors and conflicts committee adopted the Allocation Process as proposed. The Allocation Process provides that, in order to mitigate potential conflicts of interest that may arise among the Core REITs and Prime US REIT, upon the listing of Prime US REIT (which occurred on July 19, 2019), potential asset acquisitions that meet all of the following criteria would be offered first to Prime US REIT:
i.Class A office building;
ii.Purchase price of at least $125.0 million;
iii.Average occupancy of at least 90% for the first two years based on contractual in-place leases; and
iv.Stabilized property investment yield that is generally supportive of the distributions per unit of Prime US REIT.
To the extent Prime US REIT does not have the funds to acquire the asset or to the extent the external manager of Prime US REIT decides to forego the acquisition opportunity, such asset may then be offered to the Core Strategy REITs at the discretion of KBS Capital Advisors.
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
Further, existing and future KBS-sponsored programs and KBS-advised investors and Mr. Schreiber generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments.

KBS Capital Advisors will face conflicts of interest relating to joint ventures that we may form with affiliates of KBS Capital Advisors, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by both a majority of our board of directors and a majority of our conflicts committee, we may enter into joint venture agreements with other KBS-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. KBS Capital Advisors, our advisor, and KBS Realty Advisors and its affiliates, the advisors to the other KBS-sponsored programs and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate and debt finance professionals; and these persons will face conflicts of interest in determining which KBS program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the KBS-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a KBS-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The KBS-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and your detriment.
Our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment in us to suffer.
We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Schreiber and Jeffrey K. Waldvogel and Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors, and KBS Capital Advisors may serve as the advisor to future KBS-sponsored programs and KBS-advised investors. Further, our officers and affiliated director are also officers and the affiliated director of other public KBS-sponsored programs. Messrs. Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT II and KBS Growth & Income REIT. Messrs. Schreiber and Waldvogel and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors and the U.S. asset manager for Prime US REIT. Further, Mr. Schreiber is Chairman of the Board and a director of the external manager of Prime US REIT.
As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT II, KBS Growth & Income REIT, KBS Capital Advisors, KBS Realty Advisors, other KBS-sponsored programs and/or other KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment in us, may decline.

All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. In addition, KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Mr. Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.
Our board of directors’ loyalties to KBS REIT II, KBS Growth & Income REIT, Prime US REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT II and our affiliated director is also an affiliated director of KBS Growth & Income REIT and an affiliated director of the external manager of Prime US REIT. The loyalties of our directors serving on the boards of directors of KBS REIT II, KBS Growth & Income REIT and the external manager of Prime US REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored and advised programs, such as the following:
•The conflicts committee of our board of directors must evaluate the performance of our advisor with respect to whether our advisor is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other KBS-sponsored programs or if our advisor is giving preferential treatment to other KBS-sponsored programs in this regard, our conflicts committee may not be well-suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.
•We could enter into transactions with other KBS-sponsored programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our advisor or its affiliates to increased fees and other compensation from either or both parties to the transaction. Decisions of our board or the conflicts committee regarding the terms of those transactions may be influenced by our board’s or the conflicts committee’s loyalties to such other KBS-sponsored programs.
•A decision of our board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other KBS-sponsored programs.
•A decision of our board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.
•A decision of our board regarding whether we pursue a liquidity event such as a listing of our shares of common stock on a national securities exchange, a sale of the company or a liquidation of our assets, which could positively or negatively affect the sales efforts for other KBS-sponsored programs.

Like us, KBS REIT II compensates each independent director with an annual retainer of $135,000, as well as compensation for attending meetings as follows:
•each member of the audit committee and conflicts committee is paid $10,000 annually for service on such committees (except that the chair of each of the audit committee and conflicts committee is paid $20,000 annually for service as the chair of such committees);
•after the tenth board of directors meeting of each calendar year, each independent director is paid (i) $2,500 for each in-person board of directors meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference board of directors meeting attended for the remainder of the calendar year;
•after the tenth audit committee meeting of each calendar year, each member of the audit committee is paid (i) $2,500 for each in-person audit committee meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference audit committee meeting attended for the remainder of the calendar year (except that the audit committee chair is paid $3,000 for each in-person and teleconference audit committee meeting attended after the tenth audit committee meeting of each calendar year, for the remainder of each calendar year); and
•after the tenth conflicts committee meeting of each calendar year, each member of the conflicts committee is paid (i) $2,500 for each in-person conflicts committee meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference conflicts committee meeting attended for the remainder of the calendar year (except that the conflicts committee chair is paid $3,000 for each in-person and teleconference conflicts committee meeting attended after the tenth conflicts committee meeting of each calendar year, for the remainder of each calendar year).
In addition, KBS REIT II pays independent directors for attending other committee meetings as follows: each independent director is paid $2,000 for each in-person and teleconference committee meeting attended (except that the committee chair is paid $3,000 for each in-person and teleconference committee meeting attended).
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

Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the current share redemption program, they may not be able to recover an amount equal to the estimated value per share of our common stock.
Our current share redemption program includes numerous restrictions that severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to the estimated value per share of our common stock. Our stockholders must hold their shares for at least one year in order to participate in our share redemption program, except in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Ordinary Redemptions are all redemptions that do not qualify as Special Redemptions. We limit the number of shares redeemed pursuant to our share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided, that we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders and; provided further, that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.
In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program. Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. Effective January 1, 2019, based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we initially had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for Special Redemptions. As of March 1, 2019, we exhausted all funds available for Ordinary Redemptions in 2019. On August 8, 2019, our board of directors approved an increase of the funding available for Ordinary Redemptions for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled through that date and the remaining amount reserved for Special Redemptions for 2019, increased the current share redemption program to the maximum amount for 2019. We exhausted all funds available for Ordinary Redemptions in 2019 on the August 2019 redemption date. Although the Singapore Transaction (defined herein) has made additional capital available to us that we have and intend to continue to use to offer additional liquidity to our stockholders through our share redemption program and/or tender offers or through special distributions to stockholders, we cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program and/or any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.
Pursuant to our current share redemption program, unless our shares are being redeemed in connection with a Special Redemption, the redemption price for shares eligible for redemption is equal to 95% of the most recent estimated value per share. On December 4, 2019, our board of directors approved an estimated value per share of our common stock of $11.65 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2019, with the exception of adjustments to our net asset value to give effect to (i) the October 23, 2019 authorization of a special dividend of $0.80 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on November 4, 2019 (the “Special Dividend”) and (ii) the change in the estimated value of our investment in units of Prime US REIT (SGX Ticker: OXMU) as of December 3, 2019. In accordance with our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date.
We currently expect to announce an updated estimated value per share no later than December 2020.
During their operating stages, other KBS-sponsored REITs have amended their share redemption programs to limit redemptions to Special Redemptions or place restrictive limitations on the amount of funds available for redemptions. As a result, these programs were or are not able (two programs have now liquidated) to honor all redemption requests and stockholders in these programs were or are unable to have their shares redeemed when requested. In some instances, ordinary redemptions were or have been suspended for several years. When implementing these amendments, stockholders did not always have a final opportunity to submit redemptions prior to the effectiveness of the amendment to the program.

Our board may amend, suspend or terminate our share redemption program upon 10 business days’ notice to stockholders, and we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. See Part II, Item 5, “Share Redemption Program” for more information about the current share redemption program.
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
On December 4, 2019, our board of directors approved an estimated value per share of our common stock of $11.65 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of an adjustment to our net asset value to give effect to (i) the October 23, 2019 authorization of the Special Dividend of $0.80 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on November 4, 2019 and (ii) the change in estimated value of our investment in units of Prime US REIT (SGX Ticker: OXMU) as of December 3, 2019. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2019, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013—01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate valuation firm, to provide (i) appraisals for 20 of our consolidated real estate properties owned as of September 30, 2019 (the “Appraised Properties”), (ii) an estimated value for our investment in units of Prime US REIT and (iii) a calculation of the range in estimated value per share of our common stock as of December 4, 2019. Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) its estimated value for our investment in units of Prime US REIT, (iii) valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2019 and (iv) an adjustment for the impact of the Special Dividend.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 4, 2019, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We generally have incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to December 4, 2019. Accordingly, with respect to the estimated value per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at our estimated value per share;
•a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or
•the methodology used to determine our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 4, 2019. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize an independent valuation firm to update the estimated value per share no later than December 2020.
The actual value of shares that we repurchase under our share redemption program may be less than what we pay.
Under our current share redemption program, shares may be repurchased at varying prices depending on whether the redemptions are in connection with a Special Redemption. Pursuant to our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date, which is currently $11.65 per share, and Ordinary Redemptions are made at a price per share equal to 95% of our most recent estimated value per share as of the applicable redemption date, which is currently $11.07. Although these redemption prices are based on our current estimated value per share, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $11.65 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay and the repurchase may be dilutive to our remaining stockholders.
As discussed herein, in connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program.

If funds are not available from our dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
We depend on the proceeds from our dividend reinvestment plan offering for general corporate purposes including, but not limited to: the redemption of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; the acquisition or origination of real estate investments; and the repayment of debt. We cannot predict with any certainty how much, if any, dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
See also the discussion above under “Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the current share redemption program, they may not be able to recover an amount equal to the estimated value per share of our common stock.”
Our stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (i) sell additional shares in our dividend reinvestment plan or in future primary offerings; (ii) issue equity interests in private offerings; (iii) issue equity interests to our advisor, or its successors or assigns, in payment of fee obligations; (iv) issue equity interests to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership; or (v) otherwise issue additional shares of our capital stock or units of our Operating Partnership. To the extent we issue additional equity interests, whether in future primary offerings, pursuant to our dividend reinvestment plan or otherwise, our stockholders’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional issuance of shares, the use of the proceeds and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
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
As discussed herein, our board of directors has approved management’s recommendation to pursue conversion to a non-listed perpetual-life NAV REIT. If we convert to an NAV REIT, we would implement a revised advisory fee structure. See Part I, Item 1A, “Risk Factors – Risks of the Proposed NAV REIT Conversion” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons.”

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of an investment in us could decline.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases, we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to pay distributions to our stockholders and could reduce the value of our stockholders’ investment.
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
Our stockholders’ return may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to continue to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company. A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our estimated value per share and our ability to pay distributions to our stockholders.

Risks of the Proposed NAV REIT Conversion
On January 9, 2020, we filed a definitive proxy statement with the SEC in connection with the annual meeting of stockholders to vote on, among other proposals, two proposals related to our pursuit of conversion to a non-listed perpetual-life “NAV REIT” (the “Proposed NAV REIT Conversion”). The annual meeting of stockholders will be held on April 7, 2020. Anyone who is a stockholder of record at the close of business on January 8, 2020, the record date, or holds a valid proxy for the annual meeting, is entitled to vote at the annual meeting.
In connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. We can give no assurance that we will commence or complete this offering. Our conversion to an NAV REIT remains subject to further approval of our conflicts committee, composed of all of our independent directors, and our board of directors. Regulatory, market or business considerations may influence us to delay the implementation of the NAV REIT conversion or abandon our conversion to an NAV REIT. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that our NAV REIT strategy will be able to provide additional liquidity to stockholders. Further, although we are exploring an NAV REIT strategy, there is no assurance that this process will provide a return to stockholders that equals or exceeds our estimated value per share.
The following are the principal risks associated with the Proposed NAV REIT Conversion.
Our NAV REIT strategy may not result in increased liquidity for our stockholders.
Although we intend, as part of our NAV REIT strategy, to adopt a revised share redemption program that allows us to make monthly redemptions with an aggregate value of up to 5% of our NAV per calendar quarter, a greater percentage of our shares each year than our current share redemption program, we cannot provide assurances that we will do so. We may decide for market, regulatory or other reasons to have a more limited share redemption program or conduct periodic self-tender offers on terms that we believe are appropriate.
We will not be required to purchase any particular number of shares, at any particular frequency or at any particular pricing, pursuant to our proposed revised share redemption program or pursuant to periodic self-tender offers. Our board of directors will be permitted to modify, suspend or terminate our proposed revised share redemption program at any time.
We may not have sufficient funding to satisfy the demand for liquidity. One of our primary sources for funding is currently expected to be a portion of the net proceeds from our new ongoing public offerings, but we cannot guarantee that the net proceeds raised will be sufficient to satisfy the demand for liquidity and our other capital needs, such as capital expenditures and funds for new investments.
We cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our proposed revised share redemption program and any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.
You will be dependent on the board of directors to adopt and oversee valuation procedures to determine the NAV of our shares; the prices at which we sell and redeem our shares will be based on the NAV per share determined in accordance with these valuation procedures plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees.
In connection with our NAV REIT strategy, our board of directors intends to adopt valuation procedures to determine a monthly NAV per share. However, we may compute the NAV less frequently than monthly, such as quarterly. In addition, the procedures, methods and assumptions used to determine the NAV will be solely in our discretion and subject to change, will not be subject to GAAP and will not be subject to independent audit. No rule or regulation requires that we calculate our NAV in a certain way. Our board of directors has not finalized these procedures and once they do, our board of directors may adopt changes to the valuation procedures. The valuation procedures we adopt may be different from those used in our prior estimated value per share calculations.

The prices at which we sell shares in our offerings and redeem or repurchase shares under our share redemption program and/or self-tender offers will not be market-based prices. We currently intend for those prices to be based on the NAV per share of the applicable class of stock as of the last calendar day of the prior month (which will be our most recently disclosed NAV per share at such time) plus, in the case of the offering price, applicable upfront selling commissions and dealer manager fees. If our NAV calculations are too high, we may overpay for shares that we redeem, which would harm our remaining stockholders. If our NAV calculations are too low, we may dilute our existing stockholders when we sell new shares and we may underpay stockholders that sell their shares to us. Moreover, the NAV per share as of the date on which a subscription request or redemption request is made may be significantly different than the offering price paid or the redemption price received. There will be no market prices for our shares and you will be entirely dependent on us to determine an appropriate monthly NAV per share, which may not correspond to realizable value upon a sale of our assets.
Our NAV REIT strategy will result in additional expenses.
Our NAV REIT strategy will involve continuous, ongoing public offerings that will require registration with the SEC under federal securities laws and with each state in which we offer shares. Maintaining such offerings will result in offering fees and expenses. We also expect to incur additional expenses in connection with calculating a monthly NAV per share. We have and intend to continue to use a substantial portion of the net proceeds from the Singapore Transaction to offer additional liquidity to our stockholders through our share redemption program and/or tender offers or through special distributions to stockholders after our stockholders have had an opportunity to vote on the proposals related to our Proposed NAV REIT Conversion at the annual meeting or any adjournment or postponement thereof, which has and will reduce the size of our company and therefore make ongoing expenses as an NAV REIT more burdensome.
New investors in our new offerings may have divergent interests from investors in our initial public offering.
We conducted our initial public offering of common stock from October 2010 through July 2015. Investors in the initial public offering have now held their shares between approximately four and nine years. When (and if) we launch a new public offering as an NAV REIT, they will have held their shares for an even longer period. New investors in our company may place a greater priority on funding for new investments than for liquidity or other purposes. They may be more supportive of our NAV REIT strategy than our original investors. Divergent interests of our stockholders may affect decisions by our board of directors or management, and may impact stockholder votes on various matters.
We may not raise a meaningful amount of capital in our ongoing offerings as an NAV REIT.
We currently intend to use the proceeds from our offerings as an NAV REIT, net of the fees and other expenses we pay in connection with the offerings: (1) to provide increased liquidity to our stockholders in excess of what is currently offered; (2) to make additional investments in accordance with our investment strategy and policies with the intention of growing the portfolio; and (3) for other general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate). However, we may not raise a meaningful amount of capital in our ongoing offerings as an NAV REIT, which would mean that we would not have as much money for any of these purposes. In particular, we may face challenges raising additional capital if we are not able to satisfy our stockholders’ redemption requests on a regular basis.
We intend to retain KBS Capital Markets Group, an affiliate of our advisor, to conduct our ongoing offerings as an NAV REIT. The success of our offerings, and our ability to implement our business strategy, will be dependent upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. If KBS Capital Markets Group is not successful in establishing, operating and managing a network of broker-dealers, our ability to raise proceeds through future offerings will be limited and we may not have adequate capital to implement our NAV REIT strategy. Moreover, these offerings would be conducted on a “best efforts” basis, which means that KBS Capital Markets Group must only use its best efforts to sell the shares in the offerings and no underwriter, broker-dealer or other person would have any firm commitment or obligation to purchase any shares or to obtain any subscriptions on our behalf. We cannot assure you that any minimum number of shares of common stock would be sold. The past performance of KBS Capital Markets Group cannot be relied upon as predictive of KBS Capital Markets Group’s future performance.

We may suffer from delays in locating suitable investments with the capital we raise in our ongoing offerings as a perpetual-life company.
As described above, we intend to use a portion of the net proceeds from our offerings as an NAV REIT to make additional investments in accordance with our investment strategy and policies with the intention of growing the portfolio. However, we could suffer from delays in locating suitable investments. The more shares we sell in our offerings, the more difficult it may be to invest the net offering proceeds promptly and on attractive terms. Our reliance on our advisor and the real estate and debt finance professionals that our advisor retains to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other KBS-sponsored programs or KBS-advised investors could also delay the investment of the proceeds from our offerings. KBS Realty Advisors, an affiliate of our advisor, acts as the U.S. asset manager for the SREIT. Currently, the SREIT is also in its acquisition stage, and our sponsor and its affiliates may also sponsor or advise public or private programs or accounts in the future while our offerings as an NAV REIT are ongoing.
In connection with the Singapore Transaction, our advisor, KBS Capital Advisors, and KBS Realty Advisors proposed that our conflicts committee and board of directors adopt an asset allocation policy (the “Allocation Process”) among us, KBS REIT II and KBS Growth & Income REIT (collectively, the “Core Strategy REITs”) and the SREIT. The board of directors and conflicts committee adopted the Allocation Process as proposed. The Allocation Process provides that, in order to mitigate potential conflicts of interest that may arise among the Core REITs and the SREIT, upon the listing of the SREIT (which occurred on July 19, 2019), potential asset acquisitions that meet all of the following criteria would be offered first to the SREIT:
(i)Class A office building;
(ii)Purchase price of at least $125.0 million;
(iii)Average occupancy of at least 90% for the first two years based on contractual in-place leases; and
(iv)Stabilized property investment yield that is generally supportive of the distributions per unit of the SREIT.
To the extent the SREIT does not have the funds to acquire the asset or to the extent the external manager of the SREIT decides to forego the acquisition opportunity, such asset may then be offered to the Core Strategy REITs at the discretion of KBS Capital Advisors.
For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the company for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of our advisor could direct attractive investment opportunities to other KBS-sponsored programs or KBS-advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders. Delays we encounter in the selection, acquisition and development of income-producing properties or the acquisition or origination of other real estate investments would likely limit our ability to pay distributions to our stockholders and may reduce their overall returns.
We may pay lower dividends as an NAV REIT than we otherwise would.
As an NAV REIT, we may pay lower dividends than we otherwise would, because as a perpetual-life NAV REIT (1) we may have a greater interest in retaining the capital for new investments, increased liquidity or other general purposes and (2) we may have a greater interest in keeping our NAV stable or rising.
Our NAV REIT strategy may increase the compensation to our advisor and its affiliates.
As described under Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons, we intend to accelerate the payment of the Subordinated Participation in Net Cash Flows to our advisor, and implement a new annual performance allocation for our advisor or its affiliate. Our advisor will benefit from these changes because (a) the value of the current incentive fee could go down in the future and (b) there is value in receiving compensation sooner rather than later. The new fee structure also puts a greater emphasis on our performance and, accordingly, would result in greater compensation to our advisor or its affiliates as a percentage of our NAV if we perform sufficiently well. Furthermore if we succeed in raising additional capital and growing our company, we would expect the fees paid to our advisor and its affiliates to increase because of our larger size. We believe these changes help further align the interests of our advisor (and its affiliates) and our stockholders in growing our company and performing well. The actual future impact to our stockholders of the proposed compensation changes is difficult to predict because it is subject to a number of factors, such as the amount of capital we raise in our public offerings, the size or value of the portfolio, and our performance.

Our advisor and its affiliates, including all of our executive officers, our affiliated director and other key real estate and debt finance professionals at our advisor, face conflicts of interest in the pursuit of an NAV REIT strategy.
All of our executive officers, our affiliated director and other key real estate and debt finance professionals at our advisor are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC, who we intend to hire as our dealer manager for our future public offerings, and other affiliated KBS entities. Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director. Our advisor is owned and controlled by KBS Holdings LLC, our sponsor. Charles J. Schreiber, Jr. indirectly controls KBS Holdings and KBS Capital Advisors. Our advisor is also the external advisor to other public KBS-sponsored programs. In addition, Mr. Schreiber and the team of real estate professionals at KBS Capital Advisors are also key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs, the investment advisors to KBS-advised investors and the U.S. asset manager for the SREIT. In addition, Mr. Schreiber is an executive officer and director of other public KBS-sponsored programs and he is the Chairman of the Board and a director of the external manager of the SREIT. KBS Holdings, KBS Capital Advisors and KBS Realty Advisors and the KBS team of real estate and debt finance professionals may also sponsor or advise programs or accounts in the future. Some of the material conflicts that our advisor and its affiliates face in connection with our pursuit of a perpetual-life strategy include the following:
•As described under Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons, we intend to accelerate the payment of the Subordinated Participation in Net Cash Flows to our advisor, and implement a new annual performance allocation for our advisor or its affiliate. Our advisor will benefit from these changes because (a) the value of the current incentive fee could go down in the future and (b) there is value in receiving compensation sooner rather than later. The new fee structure also puts a greater emphasis on our performance and, accordingly, would result in greater compensation to our advisor or its affiliates as a percentage of our NAV if we perform sufficiently well. Furthermore if we succeed in raising additional capital and growing our company, we would expect the fees paid to our advisor and its affiliates to increase because of our larger size. We may implement other fee changes that are favorable to our advisor and its affiliates. In addition, a perpetual-life strategy is likely to extend the period in which our advisor and its affiliates may earn fees from us, in various forms, whether related to overall asset management or otherwise.
•The compensation payable by us to our advisor and its affiliates may not be on terms that would result from arm’s-length negotiations, may be payable whether or not our stockholders receive distributions, and may be based on our NAV, the procedures for determining which our advisor will likely assist our board of directors in developing, overseeing, implementing and coordinating.
•The team of real estate and debt finance professionals at our advisor and its affiliates must determine which investment opportunities to recommend to us and the other KBS-sponsored programs that are raising funds for investment for whom KBS serves as an advisor as well as any programs KBS affiliates may sponsor in the future. Because investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs or KBS-advised investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments. Currently, the SREIT is also in its acquisition stage. In addition, in connection with the Singapore Transaction, our board of directors and conflicts committee adopted the Allocation Process (described above) among certain KBS-sponsored programs.
•Our sponsor and its team of professionals at our advisor and its affiliates (including KBS Capital Markets Group LLC, the expected dealer manager of our offerings) have to allocate their time between us and other programs and activities in which they are involved.

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
Our operating results and the performance of our real estate properties are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:
•downturns in national, regional and local economic conditions;
•competition from other office and industrial buildings;
•adverse local conditions, such as oversupply or reduction in demand for office and industrial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;
•vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;
•changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;
•changes in tax (including real and personal property tax), real estate, environmental and zoning laws;
•natural disasters such as hurricanes, earthquakes and floods;
•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•the potential for uninsured or underinsured property losses; and
•periods of high interest rates and tight money supply.
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
As of March 1, 2020, our real estate portfolio held for investment was composed of 18 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.8 million rentable square feet and was collectively 89% occupied. In addition, we have entered into a consolidated joint venture to develop a multifamily apartment complex, which was completed and held for sale as of March 1, 2020. We also own an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust listed on the Singapore Exchange Securities Trading Limited. We made these investments based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operating activities available to fund distributions and stockholder returns may be reduced.
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

Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. In many cases, these core properties will have slightly higher (10% to 20%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value maintaining core properties. To the extent that we buy such properties, we may incur significant costs for capital expenditures and tenant improvement costs to lease up the properties, which increases the risk of loss associated with these properties compared to other properties.
We have invested in, and expect our core focus in the U.S. office sector to reflect a value-creating core strategy or core-plus strategy. In many cases, these core properties will have slightly higher (10% to 20%) vacancy rates, higher near-term lease rollover at acquisition than more conservative value maintaining core properties, and/or other characteristics that could provide an opportunity for us to achieve appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. We likely will need to fund reserves or maintain capacity under our credit facilities to fund capital expenditures, tenant improvements and other improvements in order to attract new tenants to these properties. To the extent we do not maintain adequate reserves to fund these costs, we may use our cash flow from operating activities, proceeds from offerings or borrowings to fund such costs. If we are unable to execute our business plan for these investments, the overall return on these investments will decrease.
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
We may be adversely affected by trends in the office real estate industry.
Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.
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
When we decide to sell properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory note or other property we may accept upon a sale is actually paid, sold, refinanced or otherwise disposed.

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
We have entered into the Hardware Village joint venture and may enter into additional joint ventures with third parties to acquire properties and other assets. We may also purchase and develop additional properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
•that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;
•that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;
•that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or
•that disputes between us and our co-venturer, co-tenant or partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.
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

To the extent we own and operate apartment communities, competition from other apartment communities for tenants could reduce our profitability and the return on our stockholders’ investment.
The apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at any apartment communities we own and operate, which would adversely affect our operations. We have developed, through the Hardware Village joint venture, the Hardware Village apartment community, which we have subsequently operated through the joint venture. The Hardware Village west building was completed in 2018 and is currently being leased up, and the Hardware Village east building was completed and placed in service in October 2019. The Hardware Village west and east buildings were held for sale as of December 31, 2019. To the extent we own and operate apartment communities, we expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where any apartment communities we operate are located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.
We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.
Our advisor hires property managers to manage our properties and leasing agents to lease vacancies in our properties. The property managers have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we engage other parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

Risks Related to Real Estate-Related Investments
Any real estate-related investments we make will be subject to the risks typically associated with real estate.
Any future investments we make in real estate loans generally will be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of these properties may change after the dates of acquisition or origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of any loan investments we make. Our equity investment in Prime US REIT and any future investments we make in residential and commercial mortgage-backed securities and other real estate-related investments may be similarly affected by real estate property values. Therefore, any real estate-related investments we make will be subject to the risks typically associated with real estate, which are described above under the heading “- General Risks Related to Investments in Real Estate.”
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
Our investments in common equity securities is, and any future investments we make in the securities of other issuers will be, subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
We have made a significant investment in the common equity of Prime US REIT and may make equity investments in funds or corporate entities with a primary focus on the commercial real estate and real estate finance industries or with significant exposure to real estate, such as REITs. We may purchase the common or preferred stock of these entities or purchase or write options with respect to their stock. We may also invest in debt securities and preferred equity securities issued by funds or corporate entities with a primary focus on the commercial real estate and real estate finance industries or with significant exposure to real estate. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations, and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

Our significant investment in Prime US REIT is subject to the risks inherent in investing in traded securities. As of March 2, 2020, based on the closing trading price of the units of Prime US REIT on the Singapore Exchange Securities Trading Limited (“SGX-ST”) of $0.95 per unit on such date, we owned approximately $275.1 million of units in Prime US REIT, representing an approximate 27.6% interest in the units of Prime US REIT. Pursuant to lock-up letters we and certain of our subsidiaries entered in connection with the acquisition of the securities, we and our subsidiaries agreed not to sell, pledge or transfer any of our units of common equity in Prime US REIT (subject to limited exceptions) until January 19, 2020 and not to sell, pledge or transfer 50% of our units of common equity until July 19, 2020. Prime US REIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in Prime US REIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of Prime US REIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in Prime US REIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding Prime US REIT. Charles J. Schreiber, Jr., our Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a director of the external manager of Prime US REIT, and an affiliate of our advisor services as the U.S. asset manager to Prime US REIT. The inability to dispose of our investment in Prime US REIT at the time and on the terms we want could materially adversely affect the investment results.

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
Increases in interest rates and changes to the LIBOR settling process and potential phasing out of LIBOR after 2021 could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
As of December 31, 2019, we had total outstanding debt of approximately $1.5 billion, including approximately $412.4 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates), and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.
Additionally, we pay interest under certain of our notes payable based on the London Interbank Offered Rate (“LIBOR”). LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.

We have broad authority to incur debt and high debt levels could limit the amount of cash we have available to distribute to our stockholders and decrease the value of our stockholders’ investment in us.
We expect our debt financing and other liabilities to be between 45% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our aggregate borrowings to 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed our charter limit only if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2019, our borrowings and other liabilities were approximately 56% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.
In certain cases, financings for our properties may be recourse to us or certain of our subsidiaries.
Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of the borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that the financing arrangements with respect to our investments generally will require “bad boy” guarantees from certain of our subsidiaries that are the parent to the borrower entity. In the event that such a guarantee is called, our assets could be adversely affected.
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
We have entered into and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedging products may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability or asset;
•the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the party owing money in the hedging transaction may default on its obligation to pay; and
•we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

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
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates (a maximum rate of 35% applied through 2017, with a 21% rate beginning for 2018). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2011. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local or other tax liabilities that reduce our cash flow and our ability to pay distributions to our stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
•If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
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

If our operating partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service (“Internal Revenue Service” or “IRS”) were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.
The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the purpose of the instrument is to (i) hedge interest rate risk on liabilities incurred to carry or acquire real estate, (ii) hedge risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above and, in each case, such instrument is properly identified under applicable Department of the Treasury regulations (“Treasury Regulations”). Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:
•Reduces the corporate income tax rate from 35% to 21% (including with respect to a taxable REIT subsidiary);
•Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;
•If elected, allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;
•Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system if a technical correction is passed, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);
•Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;
•Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;
•Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;
•Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;
•Eliminates the federal corporate alternative minimum tax;
•Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);
•Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective U.S. federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and
•Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).
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
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided under current law, individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective U.S. federal income tax rate on such dividend. In addition, Treasury Regulations impose a minimum holding period for the 20% deduction that was not set forth in the Code. Under the Treasury Regulations, in order for a REIT dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the U.S. stockholder (i) must have held the share for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary may be limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT's customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities follow the U.S. federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to you.

We may distribute our common stock in a taxable distribution, in which case you may sell shares of our common stock to pay tax on such distributions, and you may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend as taxable income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, you may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

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
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) or any entity whose assets include such assets (each a “Benefit Plan”) that are investing or have invested in our shares. Fiduciaries, IRA owners and other benefit plan investors investing or that have invested the assets of such a plan or account in our common stock should satisfy themselves that:
•the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;
•the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•the investment in our shares, for which no trading market currently exists, is consistent with the liquidity needs of the plan or IRA;
•the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
With respect to the annual valuation requirements described above, we will provide an estimated value per share for our common stock annually to those fiduciaries (including IRA trustees and custodians) who request it. We can make no claim whether such estimated value per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or a fiduciary acting for an IRA is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or a fiduciary acting for an IRA may be subject to damages, penalties or other sanctions. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Additionally, the investment transaction may have to be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our shares.

If our assets are deemed to be plan assets, our advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Internal Revenue Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if KBS Capital Advisors or we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on their investment and our performance.
We do not intend to provide investment advice to any potential investor for a fee. However, we, our advisor and our respective affiliates receive certain fees and other consideration disclosed herein in connection with an investment. If it were determined we provided a Benefit Plan investor with investment advice for a fee, it could give rise to a determination that we constitute an investment advice fiduciary under ERISA. Such a determination could give rise to claims that our fee arrangements constitute non-exempt prohibited transactions under ERISA or the Code and/or claims that we have breached a fiduciary duty to a Benefit Plan investor. Adverse determinations with respect to ERISA fiduciary status or non-exempt prohibited transactions could result in significant civil penalties and excise taxes.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2019, our real estate portfolio was composed of 18 office properties and one mixed-use office/retail property encompassing 7.8 million rentable square feet in the aggregate that were collectively 86% occupied with a weighted-average remaining lease term of 4.8 years. In addition, we had entered into the Hardware Village joint venture to develop a multi-family apartment complex, which was completed and held for sale as of December 31, 2019. The following table provides summary information regarding the properties owned by us (excluding the Hardware Village joint venture) as of December 31, 2019:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Domain Gateway Austin, TX	09/29/2011	Office	183,911	$46,071	$2,255	$42.31	13.2	1.3%	29.0%	(4)
Town Center Plano, TX	03/27/2012	Office	522,043	126,745	11,837	26.29	3.6	3.6%	86.3%
McEwen Building Franklin, TN	04/30/2012	Office	175,262	37,412	4,131	30.00	3.2	1.1%	78.6%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	210,256	27,818	4,443	24.23	3.5	0.8%	87.2%
RBC Plaza Minneapolis, MN	01/31/2013	Office	710,332	152,927	12,150	17.78	4.2	4.1%	96.2%
Preston Commons Dallas, TX	06/19/2013	Office	427,799	118,094	8,998	26.02	4.2	3.6%	80.8%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	82,309	7,308	26.58	4.2	2.5%	87.7%
201 Spear Street San Francisco, CA	12/03/2013	Office	252,591	148,447	18,303	75.07	5.6	4.9%	96.5%
Accenture Tower (5) Chicago, IL	12/16/2013	Office	1,457,724	449,980	31,445	27.97	6.2	13.8%	77.1%
Anchor Centre Phoenix, AZ	05/22/2014	Office	333,014	97,436	8,986	28.84	3.6	3.0%	93.6%
Ten Almaden San Jose, CA	12/05/2014	Office	309,255	125,498	12,950	46.33	3.9	3.9%	90.4%
Towers at Emeryville (6) Emeryville, CA	12/23/2014	Office	592,811	208,924	23,173	45.45	3.4	6.6%	86.0%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	210,804	151,340	12,475	59.69	8.3	4.8%	99.1%
Park Place Village Leawood, KS	06/18/2015	Office/Retail	483,984	100,914	12,968	30.47	6.7	3.7%	87.9%
201 17th Street Atlanta, GA	06/23/2015	Office	355,870	103,894	9,499	29.86	6.8	3.2%	89.4%
515 Congress Austin, TX	08/31/2015	Office	263,058	123,436	7,447	32.35	3.0	4.0%	87.5%
The Almaden San Jose, CA	09/23/2015	Office	416,126	179,288	16,954	42.99	4.5	5.9%	94.8%
3001 Washington Boulevard Arlington, VA	11/06/2015	Office	94,837	60,834	5,103	53.81	8.6	2.0%	100.0%
Carillon Charlotte, NC	01/15/2016	Office	488,277	156,289	12,093	27.47	3.1	5.1%	90.1%
			7,801,563	$2,497,656	$222,518	$33.16	4.8		86.0%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(4) As of December 31, 2019, Domain Gateway was 100% leased to a single tenant, which occupied 29% of the building as of December 2019 and will occupy the rest of the building in March 2020.
(5) This property was formerly known as 500 West Madison and was re-named Accenture Tower in connection with our re-branding strategy for this property.
(6) On July 18, 2019, we sold one of the buildings at Towers at Emeryville.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio, excluding the Hardware Village joint venture, by square footage and by annualized base rent as of December 31, 2019:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	27	$2,596	1.1%	217,410	3.2%
2020	100	21,969	9.9%	762,860	11.4%
2021	101	21,793	9.8%	834,446	12.4%
2022	123	30,019	13.5%	895,691	13.3%
2023	80	27,672	12.4%	783,659	11.7%
2024	91	22,827	10.3%	654,362	9.8%
2025	38	12,220	5.5%	326,445	4.9%
2026	36	17,172	7.7%	474,028	7.1%
2027	32	11,967	5.4%	416,300	6.2%
2028	17	8,382	3.8%	246,020	3.7%
2029	10	19,041	8.6%	394,975	5.9%
Thereafter	23	26,860	12.0%	703,882	10.4%
Total	678	$222,518	100.0%	6,710,078	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2019, our portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Finance	131	$40,740	18.3%
Real Estate	58	25,227	11.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2019, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 2, 2020, we had 181.5 million shares of common stock outstanding held by a total of approximately 37,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $11.65 per share as of December 31, 2019. This estimated value per share is based on our board of directors’ approval on December 4, 2019 of an estimated value per share of our common stock of $11.65 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of adjustments to our net asset value to give effect to (i) the October 23, 2019 authorization of a special dividend of $0.80 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on November 4, 2019 (the “Special Dividend”) and (ii) the change in the estimated value of our investment in units of Prime US REIT (SGX Ticker: OXMU) as of December 3, 2019. Excluding the Special Dividend, our estimated value per share of common stock would have been $12.45. Other than the authorization of the Special Dividend and the change in the estimated value of our investment in units of Prime US REIT, there were no material changes between September 30, 2019 and December 4, 2019 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation firm, to provide (i) appraisals for 20 of our consolidated real estate properties owned as of September 30, 2019 (the “Appraised Properties”), (ii) an estimated value for our investment in units of Prime US REIT (described below) and (iii) a calculation of the range in estimated value per share of our common stock as of December 4, 2019.  Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) its estimated value for our investment in units of Prime US REIT, (iii) valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2019 and (iv) an adjustment for the impact of the Special Dividend. The appraisal reports Duff & Phelps prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.

The conflicts committee reviewed Duff & Phelps’ valuation report, which included an appraised value for each of the Appraised Properties, an estimated value of our investment in units of Prime US REIT and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor and reviewed by Duff & Phelps. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $10.93 to $12.43, with an approximate mid-range value of $11.65 per share, as determined by Duff & Phelps and recommended by our advisor, which approximate mid-range value was based on Duff & Phelps’ appraisals of the Appraised Properties, Duff & Phelps’ valuation of our investment in units of Prime US REIT, valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities and an adjustment for the impact of the Special Dividend, was reasonable and (ii) recommended to our board of directors that it adopt $11.65 as the estimated value per share of our common stock, which estimated value per share is based on those factors discussed in (i) above. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $11.65 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of our estimated value per share as of December 4, 2019 as well as the calculation of our prior estimated value per share as of December 3, 2018. Duff & Phelps was not responsible for the determination of the estimated value per share as of December 4, 2019 or December 3, 2018, respectively.

	December 4, 2019 Estimated Value per Share	December 3, 2018 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$19.36	$23.51	$(4.15)
Cash, restricted cash and cash equivalents	0.37	0.44	(0.07)
Investment in Prime US REIT units (2)	1.50	—	1.50
Investment in unconsolidated joint venture	—	0.20	(0.20)
Other assets	0.10	0.29	(0.19)
Mortgage debt (3)	(8.21)	(11.81)	3.60
Advisor participation fee potential liability	(0.17)	(0.10)	(0.07)
Other liabilities	(0.46)	(0.46)	—
Acquisition and deferred financing costs subsequent to September 30, 2018 (4)	—	(0.02)	0.02
Non-controlling interest	(0.04)	(0.03)	(0.01)
Estimated value per share before impact of 2019 Special Dividend	$12.45	$12.02	$0.43
Estimated enterprise value premium	None assumed	None assumed	None assumed
2019 Special Dividend (5)	(0.80)	—	(0.80)
Estimated value per share after impact of 2019 Special Dividend	$11.65	$12.02	$(0.37)
_____________________
(1) The December 3, 2018 estimated value per share was based upon a calculation of the range in estimated value per share of our common stock as of December 3, 2018 by Duff & Phelps and the recommendation of our advisor. Duff & Phelps based this range in estimated value per share upon (i) its appraisals for 29 of our consolidated real estate properties owned as of September 30, 2018 and an investment in an office property held through an unconsolidated joint venture as of September 30, 2018, (ii) valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, and (iii) an adjustment to our net asset value for the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to our net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018. For more information relating to the December 3, 2018 estimated value per share and the assumptions and methodologies used by Duff & Phelps and our advisor, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.
(2) As of September 30, 2019, the total appraised value of the Appraised Properties was $3.3 billion. The decrease in the estimated value of real estate properties per share was primarily due to the sale of 11 properties (the “Singapore Portfolio”) to Prime US REIT, a newly formed Singapore real estate investment trust, which was listed on the Singapore Stock Exchange on July 19, 2019, partially offset by an increase in the appraised value of real estate properties, an increase in capital expenditures and an increase in development activity subsequent to September 30, 2018. In connection with the sale of the Singapore Portfolio, we acquired 307,953,999 units in Prime US REIT at an aggregate price of $271 million representing a 33.3% ownership interest in Prime US REIT. On August 21, 2019, we sold 18,392,100 of its units in Prime US REIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of Prime US REIT’s offering, reducing our ownership to 31.3% of the outstanding units of Prime US REIT.
(3) The decrease in the estimated value of mortgage debt per share was primarily due to the repayment and pay downs of loans from proceeds related to the sale of the Singapore Portfolio.
(4) Amount includes the acquisition and assumed loan costs related to our buyout of a joint venture partner’s equity interest in a joint venture and deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018.
(5) On October 23, 2019, our board of directors authorized the Special Dividend, which was paid in December 2019. The Special Dividend was paid in the form of either (1) cash or (2) shares of our common stock, at the election of our stockholders; provided that the aggregate amount of cash distributed by us was limited to a maximum of 35% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder paid in shares of our common stock. For more information, see “—Distribution Information” below.

The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $12.02 to $11.65, including the impact of the Special Dividend. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, dispositions of real properties, additional capital investments, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 3, 2018 estimated value per share	$12.02
Changes to estimated value per share
Investments
Real estate and investment in unconsolidated joint venture	1.31
Investment in Prime US REIT units	0.02
Capital expenditures on real estate	(0.62)
Total change related to investments	0.71
Operating cash flows in excess of distributions declared (1)	0.11
Acquisition and deferred financing costs	(0.02)
Mortgage debt	0.01
Interest rate swap liability	(0.29)
Advisor participation fee potential liability	(0.08)
Non-controlling interest	(0.01)
Total change in estimated value per share before impact of 2019 Special Dividend	$0.43
2019 Special Dividend	(0.80)
Total change in estimated value per share after impact of 2019 Special Dividend	$(0.37)
December 4, 2019 estimated value per share after impact of 2019 Special Dividend	$11.65
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to deduct capitalized interest expense, capitalized real estate taxes and insurance and add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 4, 2019, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to December 4, 2019. As of December 4, 2019, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Our estimated value per share takes into consideration any potential liability related to a subordinated participation in cash flows our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and our advisor estimated the fair value of this liability to be approximately $30 million or $0.17 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.

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
Independent Valuation Firm
Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties, to provide an estimated value of our investment in units of Prime US REIT and to provide a calculation of the range in estimated value per share of our common stock as of December 4, 2019. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps was based on the scope of work and not on the appraised values of the Appraised Properties or the estimated value of our investment in units of Prime US REIT.
Real Estate
Appraisals
Duff & Phelps performed the appraisals in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, and the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
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
_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to prepare appraisal reports for each of the Appraised Properties, to provide an estimated value of our investment in units of Prime US REIT and to provide a calculation of the range in estimated value per share of our common stock and Duff & Phelps received fees upon the delivery of such reports and the calculation of the range in estimated value per share of our common stock. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal report.

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
The Appraised Properties consist of 18 office properties, one mixed use office/retail property and a multifamily development project held through a consolidated joint venture, which were acquired for a total purchase price of $2.4 billion, including $32.2 million of acquisition fees and acquisition expenses, and as of September 30, 2019, we had invested $560.9 million in capital expenses, development costs and tenant improvements in these properties. As of September 30, 2019, the total appraised value of the Appraised Properties as provided by Duff & Phelps using the appraisal methods described above was $3.3 billion which, when compared to the total purchase price plus subsequent capital improvements through September 30, 2019 of $2.9 billion, results in an overall increase in the estimated value of these properties of approximately 17.2%.
The following table summarizes the key assumptions that Duff & Phelps used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.00% to 8.00%	6.33%
Discount rate	6.75% to 8.50%	7.30%
Net operating income compounded annual growth rate (1)	1.75% to 16.88%	5.23%
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.43	$(0.41)	$0.54	$(0.50)
Discount rate	0.33	(0.33)	0.50	(0.49)

Finally, a 1% increase in the appraised value of the Appraised Properties would result in an $0.17 increase in our estimated value per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.16 to our estimated value per share, assuming all other factors remain unchanged.
Investment in Prime US REIT
As of September 30, 2019, we owned 289,561,899 units of Prime US REIT (SGX Ticker: OXMU), a Singapore real estate investment trust listed on the Singapore Stock Exchange (“SGX”), which represented 31.3% of the outstanding units of Prime US REIT. We have concluded that based on our 31.3% ownership interest as of September 30, 2019, we exercise significant influence over the operations, financial policies and decision making with respect to our investment in Prime US REIT. Accordingly, we accounted for our investment in Prime US REIT under the equity method of accounting as of September 30, 2019.
We and certain of our wholly-owned subsidiaries have entered into lock-up letter agreements whereby we are restricted from selling 50% these units until January 19, 2020 and the remaining 50% of these units until July 19, 2020 (the “Lock-up Agreement”). We engaged Duff & Phelps to value our investment in units of Prime US REIT as of December 3, 2019 based on the SGX trading price of the units of Prime US REIT as of closing on December 3, 2019 less a discount for (i) the transfer restrictions imposed by the Lock-up Agreement and (ii) the blockage due to the quantity of units held by us relative to the normal level of trading volume in Prime US REIT units. Duff & Phelps estimated the percentage discount for the holding period risk applicable to our holdings as the quotient of the value of a hypothetical series of at-the-money put options relative to the freely traded market value of our holdings (i.e., the average of the high and low trading prices of the units times the number of units held by us), where each such put option corresponds to one of the expected future sales of such units in the public market over a period of time in which we could reasonably sell such units if desired, given the constraints imposed by the Lock-up Agreement and blockage. Ultimately, the discount for the holding period risk may be attributable to (i) transfer restrictions, which limit our access to the public market for Prime US REIT’s units, and (ii) blockage, which constrains the rate at which the holder can sell the subject units into that public market without upsetting the market’s equilibrium. Duff & Phelps’ analysis of the discount for the holding period risk applicable to our holdings had three elements: (i) analysis of trading volume in Prime US REIT’s units and the shares of other listed REITs in order to estimate the quantity of units that might be saleable by us in the public market at such times when our access to such market is not restricted; (ii) an estimate of the expected future price volatility of Prime US REIT’s units, which is the key variable in the valuation of the hypothetical series of put options; and (iii) application of the Black-Scholes model in the valuation of the series of put options. Based on their analysis, the estimated value of the units of Prime US REIT held by us as of December 3, 2019 was $257.8 million. The GAAP carrying value of our investment in Prime US REIT as of September 30, 2019, based on the equity method of accounting, was $252.3 million. The 289,561,899 units of Prime US REIT owned by us as of December 4, 2019 were acquired at an aggregated purchase price of $254.8 million.
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the estimated value of the units of Prime US REIT held by us and thus, our estimated value per share. The table below illustrates the impact on our estimated value per share if the volatility rate Duff & Phelps used to value these units was adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Volatility rate	$0.01	$0.00

Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2019, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
As of September 30, 2019, the GAAP fair value and the carrying value of our notes payable were $1.4 billion and $1.4 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 3.0%. Our notes payable had a weighted-average remaining term of 2.2 years as of September 30, 2019.

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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.04)	$0.04	$(0.02)	$0.02

Non-controlling Interest
We have an ownership interest in a consolidated joint venture as of September 30, 2019. As we consolidate this joint venture, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. As a result, we also must consider the fair value of any non-controlling interest liability as of September 30, 2019. In determining this fair value, we considered the various profit participation thresholds in the joint venture that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate appraisal provided by Duff & Phelps and calculated the amount that the joint venture partner would receive in a hypothetical liquidation of the underlying real estate property (including all current assets and liabilities) at the current appraised value and the payoff of any related debt at its fair value, based on the profit participation thresholds contained in the joint venture agreement. The estimated payment to the joint venture partner was then reflected as the non-controlling interest liability in our calculation of our estimated value per share.
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
Participation Fee Potential Liability Calculation
In accordance with the advisory agreement with our advisor, our advisor is entitled to receive a participation fee equal to 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) an 8.0% per year cumulative, noncompounded return on such net invested capital. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 8.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 8.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 8.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 8.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 8.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. Our advisor estimated the fair value of this liability to be approximately $30 million or $0.17 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.

Limitations of the Estimated Value per Share
As mentioned above, we provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The estimated value per share set forth above first appeared on the December 31, 2019 customer account statements mailed in January 2020. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at our estimated value per share;
•a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of our company;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or
•the methodology used to determine our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of adjustments to our net asset value to give effect to (i) the October 23, 2019 authorization of a Special Dividend of $0.80 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on November 4, 2019 and (ii) the change in the estimated value of our investment in units of Prime US REIT (SGX Ticker: OXMU) as of December 3, 2019. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2019, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. Our estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to December 4, 2019. We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2020.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$12.02		December 3, 2018	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2018, filed March 14, 2019
$11.73		December 6, 2017	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2017, filed March 8, 2018
$10.63		December 9, 2016	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2016, filed March 13, 2017
$10.04		December 8, 2015	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2015, filed March 14, 2016
$9.42	(1)	December 9, 2014	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2014, filed March 9, 2015
$9.29	(1)	May 5, 2014	Supplement no. 3 to our prospectus dated April 25, 2014 (Registration No. 333-164703), filed May 6, 2014
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
Generally, our policy is to pay distributions from current or prior period cash flow from operations (except with respect to distributions related to sales of our assets and distributions related to the sales or repayment of real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our current or prior period cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, from time to time, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions with debt financings and we may utilize debt financing in the future, if necessary, to fund at least a portion of our distributions. As discussed above, we may also fund distributions with proceeds from the sale of assets or from the sales or repayment of real estate-related investments. Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. Our distribution policy is not to use the proceeds from an offering to pay distributions. If we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced.
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

During 2019, we declared distributions based on a monthly record date for each month during the period commencing January 2019 through December 2019. In addition, we declared a Special Dividend to stockholders of record as of the close of business on November 4, 2019. During 2018, we declared distributions based on daily record dates for each day during the period commencing January 1, 2018 through December 31, 2018. Except for the Special Dividend (discussed below), we paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2019 and 2018, including the Special Dividend and aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$28,523	$28,404	$28,358	$76,602	$161,887
Total Per Share Distribution (1) (2)	$0.1625	$0.1625	$0.1625	$0.9625	$1.4500
	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$28,773	$28,778	$28,843	$29,025	$115,419
Total Per Share Distribution (1) (3)	$0.160	$0.162	$0.164	$0.164	$0.650
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day that was record date for distributions.
(2) For each monthly record date for distributions during the period from January 1, 2019 through December 31, 2019, distributions were calculated at a rate of $0.05416667 per share. On October 23, 2019, our board of directors authorized the Special Dividend in the amount of $0.80 per share on the outstanding shares of our common stock to stockholders of record as of the close of business on November 4, 2019. See “—Special Dividend” below.
(3) For each daily record date for distributions during the period from January 1, 2018 through December 31, 2018, distributions were calculated at a rate of $0.00178082 per share per day.
The tax composition of our distributions declared for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Ordinary Income	11%	32%
Capital Gain	88%	7%
Return of Capital	1%	61%
Total	100%	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
2019 Special Dividend
On October 23, 2019, our board of directors authorized a Special Dividend of $0.80 per share of common stock payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of the close of business on November 4, 2019, the record date. The Special Dividend was paid in December 2019. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash distributed by us was a maximum of 35% of the total Special Dividend, with the remainder paid in shares of common stock. The aggregate amount of cash paid by us pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend depended upon the number of stockholders who elected cash or stock and whether the maximum cash distribution was met.
In order to ensure that we maintain our status as a REIT, we must distribute at least 90% of our “real estate investment trust taxable income” each year, and distribute all of our “real estate investment trust taxable income” and “net capital gain” in order to avoid corporate level tax. The Special Dividend was made primarily as a consequence of our sale of the Singapore Portfolio on July 18, 2019. The sale of the Singapore Portfolio generated a significant amount of capital gain. The Special Dividend payment, including both cash and stock portions, is expected to generally be taxed as a capital gain distribution to stockholders. The tax due on such dividend may exceed the amount of cash, if any, distributed to stockholders as part of the Special Dividend. Stockholders are advised to consult their tax advisors regarding the tax consequences of the Special Dividend in light of his or her particular investment or tax circumstances.

Stockholders had the right to elect, on or prior to December 2, 2019, to be paid their pro rata portion of the Special Dividend all in common stock (a share election) or all in cash (a cash election); provided, however, that the total amount of cash payable to all stockholders in the Special Dividend was subject to the maximum cash distribution, as described above, with the balance of the Special Dividend payable in the form of common stock. Stockholders failing to timely return a properly completed election form before the election deadline were deemed to have made a cash election. If the aggregate amount of stockholder cash elections exceeded the maximum cash distribution, then the payment of cash was made on a pro rata basis to such stockholders such that the aggregate amount paid in cash to all stockholders equaled the maximum cash distribution. The Special Dividend was paid on December 12, 2019. We paid $48.5 million (35%) in cash and issued $90.0 million (65%) in stock pursuant to the Special Dividend.
2020 Distributions
On January 21, 2020, our board of directors authorized a January 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on January 23, 2020, which we paid on February 3, 2020 and a February 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on February 20, 2020. On March 5, 2020, our board of directors authorized a March 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 20, 2020, which we expect to pay in April 2020, and an April 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2020, which we expect to pay in May 2020.
Stockholders may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program and Suspension of Ordinary Redemptions
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to our estimated value per share.
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
On December 4, 2019, our board of directors approved an estimated value per share of our common stock of $11.65 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2019, with the exception of adjustments to our net asset value to give effect to (i) the October 23, 2019 authorization of a Special Dividend of $0.80 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on November 4, 2019 and (ii) the change in the estimated value of our investment in units of Prime US REIT (SGX Ticker: OXMU) as of December 3, 2019. Effective December 4, 2019, the redemption price for all stockholders will be calculated based on the December 2019 estimated value per share.
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
We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2020. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our website, www.kbsreitiii.com (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov).
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

During the year ended December 31, 2019, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and proceeds from the Singapore Transaction and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	3,863,019	$11.43	(3)
February 2019	204,861	$11.59	(3)
March 2019	89,190	$12.02	(3)
April 2019	72,512	$12.02	(3)
May 2019	67,724	$12.02	(3)
June 2019	100,579	$12.02	(3)
July 2019	47,362	$12.02	(3)
August 2019	3,566,421	$11.43	(3)
September 2019	45,876	$12.02	(3)
October 2019	132,249	$12.02	(3)
November 2019	—	$—	(3)
December 2019	148,897	$11.65	(3)
Total	8,338,690
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2018, we initially had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for Special Redemptions. Based on this limitation, as of March 1, 2019, we exhausted all funds then available for Ordinary Redemptions in 2019. On August 8, 2019, our board of directors approved an increase of the funding available for Ordinary Redemptions for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled through that date and the remaining amount reserved for Special Redemptions, increased the share redemption program to the maximum amount for 2019. We exhausted all funds available for Ordinary Redemptions in 2019 on the August 2019 redemption date. As a result of the pending issuance of shares as a result of the Special Dividend paid in December 2019, our board of directors delayed the processing of Special Redemptions that otherwise would have occurred on the last business day of November 2019 until the last business day of December 2019. Of the $95.7 million of shares redeemed for the year ended December 31, 2019, $9.6 million of shares where Special Redemptions, which represented all Special Redemptions requests received in good order and eligible for redemption through the December 2019 redemption date.
In addition to the redemptions under the share redemption program described above, during the year ended December 31, 2019, we repurchased an additional 463,098 shares of our common stock at a weighted-average price of $11.42 per share for an aggregate price of $5.3 million.
In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program. Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. However, any redemptions sought in connection with and meeting the requirements for a Special Redemptions would still be eligible and continue to be processed in accordance with the current share redemption program, subject to the amount of net proceeds raised from the sale of shares under the Company’s dividend reinvestment plan during 2019, or $51.7 million, including the reserve for Special Redemptions. The Singapore Transaction has made additional capital available to us that we have and intend to continue to use to offer additional liquidity to our stockholders through the share redemption program and/or tender offers or through special distributions to stockholders after our stockholders have had an opportunity to vote on proposals related to the conversion to an NAV REIT at the annual meeting or any adjournment or postponement thereof.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2019	2018	2017	2016	2015
Balance sheet data
Total real estate and real estate-related investments, net	$2,175,621	$3,036,521	$2,962,134	$2,988,855	$2,933,721
Total assets	2,638,927	3,300,791	3,220,807	3,182,676	3,133,874
Notes payable, net	1,459,879	2,184,538	1,941,786	1,783,468	1,640,654
Total liabilities	1,601,913	2,345,409	2,100,484	1,927,429	1,791,675
Redeemable common stock	51,704	24,487	40,915	61,871	55,367
Total equity	985,310	930,895	1,079,408	1,193,376	1,286,832
	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Operating data
Total revenues	$385,272	$426,257	$414,049	$400,407	$315,709
Net income (loss) attributable to common stockholders	261,211	3,327	1,374	763	(29,015)
Net income (loss) per common share attributable to common stockholders - basic and diluted	1.49	0.02	0.01	—	(0.18)
Other data
Cash flows provided by operating activities	70,628	100,927	124,439	114,157	97,521
Cash flows provided by (used in) investing activities	846,863	(104,255)	(163,475)	(198,884)	(831,986)
Cash flows (used in) provided by financing activities	(944,257)	13,880	32,454	48,553	739,964
Distributions declared	161,887	115,419	117,738	117,025	106,189
Distributions declared per common share (1)	1.450	0.650	0.650	0.650	0.650
Weighted-average number of common shares outstanding, basic and diluted	174,874,422	177,594,478	181,138,045	180,043,027	163,358,289
Reconciliation of funds from operations (2)
Net income (loss) attributable to common stockholders	$261,211	$3,327	$1,374	$763	$(29,015)
Depreciation of real estate assets	94,546	96,978	86,573	77,676	56,957
Amortization of lease-related costs	46,556	61,869	77,716	83,688	79,978
Impairment charges on real estate	8,706	—	—	—	—
Gain on sale of real estate, net (3)	(327,211)	(11,942)	—	—	—
Adjustments for noncontrolling interests - consolidated entities (4)	(28)	—	—	—	—
Adjustment for investment in unconsolidated entities (5)	8,571	1,537	—	—	—
Gain as a result of purchase and consolidation of joint venture (6)	—	(2,034)	—	—	—
FFO	$92,351	$149,735	$165,663	$162,127	$107,920

_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2018. For each day that was a record date for distributions during the period from January 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2018, distributions were calculated at a rate of $0.00178082 per share per day. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions for each month during the period commencing January 2019 through December 2019 and during this period, other than the Special Dividend, distributions were based on a monthly record date. For each monthly record date for distributions during the period from January 1, 2019 through December 31, 2019, distributions were calculated at a rate of $0.05416667 per share. In addition, on October 23, 2019, the Company’s board of directors authorized the Special Dividend in the amount of $0.80 per share of common stock to stockholders of record as of the close of business on November 4, 2019.
(2) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), gains and losses from change in control, impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. However, FFO does not reflect adjustments for the operations of properties sold or under contract to sale during the periods presented. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations” in this Annual Report.
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
(3) Reflects an adjustment to eliminate gain on sale of real estate.
(4) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO.
(5) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO for our equity investment in unconsolidated entities. On October 11, 2018, we purchased the unaffiliated developer’s 25% equity interest and consolidated Village Center Station II.
(6) Reflects the remeasurement gain as a result of change in control upon our purchase of the developer’s 25% equity interest and consolidation of Village Center Station II which was previously accounted for under the equity method of accounting.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” preceding Part I and Part I, Item 1A, “Risk Factors.”
Overview
We were formed on December 22, 2009 as a Maryland corporation that elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011 and we intend to continue to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by our advisor pursuant to an advisory agreement and our advisor conducts our operations and manages our portfolio of real estate investments. Our advisor owns 20,857 shares of our common stock. We have no paid employees.
We have invested in a diverse portfolio of real estate investments. As of December 31, 2019, we owned 18 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop a multifamily apartment complex, which was completed and held for sale as of December 31, 2019. In addition, we owned an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
On July 18, 2019, we, through 12 wholly owned subsidiaries, sold 11 of our properties (the “Singapore Portfolio”) to the SREIT, which was listed on the Singapore Stock Exchange on July 19, 2019 (the “Singapore Transaction”).

Our board of directors has approved management’s recommendation to explore strategic alternatives in an effort to provide enhanced liquidity to stockholders. In an effort to further enhance stockholder liquidity, our board of directors has determined to pursue conversion to a non-listed perpetual-life NAV REIT that calculates the net asset value or “NAV” per share on a regular basis that is more frequent that annually (i.e., daily, monthly or quarterly) and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. On January 9, 2020, we filed a definitive proxy statement with the SEC in connection with the annual meeting of stockholders to vote on, among other proposals, two proposals related to our pursuit of conversion to an NAV REIT. The annual meeting of stockholders will be held on April 7, 2020. Anyone who is a stockholder of record at the close of business on January 8, 2020, the record date, or holds a valid proxy for the annual meeting, is entitled to vote at the annual meeting. Also in connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. We can give no assurance that we will commence or complete this offering. Our conversion to an NAV REIT remains subject to further approval of our conflicts committee, composed of all of our independent directors, and our board of directors. Although we are exploring an NAV REIT strategy, there is no assurance that we will successfully implement our strategy. See Part I, Item 1A, “Risk Factors – Risks of the Proposed NAV REIT Conversion” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons.”

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
•Cash flow generated by our real estate and real estate-related investments;
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
Our investment in an unconsolidated entity generates cash flow in the form of dividend income. As of December 31, 2019, our investment in an unconsolidated entity had a carrying value of $253.4 million.

As of December 31, 2019, we had mortgage debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.9 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $49.0 million of notes payables maturing and amortization payments due during the 12 months ending December 31, 2020. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of December 31, 2019, our debt obligations consisted of $93.0 million of fixed rate notes payable and $1.4 billion of variable rate notes payable. As of December 31, 2019, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements (including three forward interest rate swaps in the total amount of $140.0 million, which will become effective in 2020). As of December 31, 2019, we had $247.0 million of revolving debt available for immediate future disbursement under various loans, subject to certain conditions set forth in the loan agreements.
We paid cash distributions to our stockholders during the year ended December 31, 2019 using cash flow from operations from current and prior periods, debt financing and proceeds from asset sales. In addition, in connection with the December 12, 2019 Special Dividend payment, which was paid 35% in cash and 65% in stock, we issued $90.0 million in shares of our common stock. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2019 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the year ended December 31, 2019, net cash provided by operating activities was $70.6 million, compared to net cash provided by operating activities of $100.9 million during the year ended December 31, 2018. Net cash provided by operating activities was lower in 2019 primarily as a result of the sale of the Singapore Portfolio and the timing of payments of operating expenses and leasing commissions.
Cash Flows from Investing Activities
Net cash provided by investing activities was $846.9 million for the year ended December 31, 2019 and primarily consisted of the following:
•$931.5 million of proceeds received for the sale of the Singapore Portfolio;
•$16.2 million of proceeds received for the sale of units in the SREIT;
•$79.9 million used for improvements to real estate;
•$21.7 million used for construction in progress related to Hardware Village;
•$1.0 million used for post-closing acquisition costs related to the purchase of a joint venture partner’s equity interest in 2018;
•$1.0 million of escrow proceeds received for tenant improvements; and
•$0.9 million of insurance proceeds received for property damage.
Cash Flows from Financing Activities
During the year ended December 31, 2019, net cash used in financing activities was $944.3 million and primarily consisted of the following:
•$732.4 million of net cash used in debt financing as a result of principal payments on notes payable of $1.1 billion and payments of deferred financing costs of $2.6 million, partially offset by proceeds from notes payable of $377.6 million;
•$110.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $51.7 million; and
•$101.0 million of cash used for redemptions and repurchases of common stock.

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2019, our borrowings and other liabilities were approximately 56% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
We also expect to use our capital resources to make certain payments to our advisor. We currently make payments to our advisor in connection with the acquisition of investments, the management of our investments and costs incurred by our advisor in providing services to us. We also pay fees to our advisor in connection with the disposition of investments. We reimburse our advisor and dealer manager for certain stockholder services. In addition, our advisor is entitled to an incentive fee upon achieving certain performance goals.
Among the fees payable to our advisor is an asset management fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to our advisor), as of the time of calculation. We currently do not pay asset management fees to our advisor on our investment in units of the SREIT.
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

As of December 31, 2019, we had accrued and deferred payment of $6.7 million of asset management fees under the advisory agreement.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
On September 27, 2019, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Participation Fee Liability and Potential Change in Fee Structure
Pursuant to our advisory agreement currently in effect with our advisor, our advisor is due a subordinated participation in our net cash flows (the “Subordinated Participation in Net Cash Flows”) upon meeting certain performance goals. After our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) an 8.0% per year cumulative, noncompounded return on such net invested capital, our advisor is entitled to receive 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 8.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 8.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 8.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 8.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than an 8.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange.
On January 9, 2020, we filed a definitive proxy statement with the SEC in connection with the annual meeting of stockholders to vote on, among other proposals, two proposals related to our pursuit of conversion to an NAV REIT. One of these proposals asks our stockholders to approve the acceleration of the payment of incentive compensation to our advisor, upon our conversion to an NAV REIT. However, even if approved by our stockholders, the proposed acceleration of the payment of incentive compensation to our advisor remains subject to further approval of the conflicts committee, after the proposed amount of the accelerated payment of the incentive fee has been determined. Solely for purposes of determining the estimated net asset value of our company as of September 30, 2019, adjusted to give effect to the October 23, 2019 authorization of the Special Dividend of $0.80 per share on our outstanding shares of common stock to the stockholders of record as of the close of business on November 4, 2019 and a change in the estimated value of our investment in units of the SREIT, calculated in accordance with the estimated value per share approved by our board of directors on December 4, 2019, our advisor calculated the potential liability related to the Subordinated Participation in Net Cash Flows based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. Our advisor estimated the fair value of this liability to be approximately $30 million or $0.17 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share. The annual meeting of stockholders will be held on April 7, 2020. Anyone who is a stockholder of record at the close of business on January 8, 2020, the record date, or holds a valid proxy for the annual meeting, is entitled to vote at the annual meeting.
As discussed herein, our board of directors has approved management’s recommendation to pursue conversion to a non-listed perpetual-life net asset value “NAV” REIT. If we convert to an NAV REIT, we would implement a revised advisory fee structure. For information regarding the revised advisory fee structure and acceleration of the payment of incentive compensation, see Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons.”

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2019 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	2020	2021-2022	2023-2024
Outstanding debt obligations (1)	$1,466,376	$798,018	$289,113	$379,245
Interest payments on outstanding debt obligations (2)	93,982	46,390	32,853	14,739
_____________________
(1) Amounts include principal payments only based on maturity dates as of December 31, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $74.8 million, excluding amortization of deferred financing costs totaling $5.5 million and unrealized losses on derivative instruments of $35.7 million and including interest capitalized of $1.7 million during the year ended December 31, 2019.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 14, 2019 and is incorporated herein by reference.
As of December 31, 2018, we owned 28 office properties and one mixed-use office/retail property and had entered into the Hardware Village joint venture to develop a multifamily apartment complex. On July 18, 2019, we sold 11 properties to the SREIT in the Singapore Transaction. As of December 31, 2019, we owned 18 office properties and one mixed-use office/retail property and had entered into the Hardware Village joint venture to develop a multifamily apartment complex, which was completed and held for sale as of December 31, 2019. In addition, we owned an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. As a result, the results of operations presented for the years ended December 31, 2019 and 2018 are not directly comparable.

Comparison of the year ended December 31, 2019 versus the year ended December 31, 2018
The following table provides summary information about our results of operations for the years ended December 31, 2019 and 2018 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions, Completions and Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$355,438	$393,121	$(37,683)	(10)%	$(41,242)	$3,559
Other operating income	29,834	33,136	(3,302)	(10)%	(4,153)	851
Operating, maintenance and management	92,271	101,759	(9,488)	(9)%	(11,327)	1,839
Real estate taxes and insurance	62,989	69,405	(6,416)	(9)%	(6,775)	359
Asset management fees to affiliate	24,614	27,152	(2,538)	(9)%	(2,812)	274
General and administrative expenses	8,418	9,597	(1,179)	(12)%	n/a	n/a
Depreciation and amortization	141,102	158,847	(17,745)	(11)%	(17,253)	(492)
Interest expense	114,272	72,209	42,063	58%	(3,327)	45,390
Impairment charges on real estate	8,706	—	8,706	100%	—	8,706
Other income	4,089	1,905	2,184	115%	n/a	n/a
Other interest income	655	312	343	110%	n/a	n/a
Equity in (loss) income of unconsolidated joint entities	(1,443)	2,088	(3,531)	(169)%	(3,531)	—
Loss from extinguishment of debt	(2,229)	(225)	(2,004)	891%	—	(2,004)
Gain on sale of real estate	327,211	11,942	315,269	2,640%	315,269	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2019 compared to the year ended December 31, 2018 related to acquisitions, real estate developments completed and placed in service, and real estate investments disposed of on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2019 compared to the year ended December 31, 2018 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $393.1 million for the year ended December 31, 2018 to $355.4 million for the year ended December 31, 2019. The decrease in rental income was primarily due to the Singapore Transaction in July 2019, partially offset by an increase in rental rates and lease termination fees in properties held throughout both periods. We expect rental income to decrease based on the sale of the Singapore Portfolio and to vary in future periods based on occupancy rates and rental rates of our real estate investments.
Other operating income decreased from $33.1 million during the year ended December 31, 2018 to $29.8 million for the year ended December 31, 2019. The decrease in other operating income was primarily due to the Singapore Transaction in July 2019, partially offset by an increase in parking revenues for properties held throughout both periods. We expect other operating income to decrease based on the sale of the Singapore Portfolio and to vary in future periods based on occupancy rates and parking rates at our real estate properties.
Operating, maintenance and management costs decreased from $101.8 million for the year ended December 31, 2018 to $92.3 million for the year ended December 31, 2019. The decrease in operating, maintenance and management costs was primarily due to the Singapore Transaction in July 2019, partially offset by the costs related to the operation of Hardware Village West, which was completed and placed in service in July 2018, and an increase in legal fees related to leasing for properties held throughout both periods. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842. Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost. We expect operating, maintenance and management costs to decrease based on the sale of the Singapore Portfolio and to increase in future periods as a result of general inflation.
Real estate taxes and insurance decreased from $69.4 million for the year ended December 31, 2018 to $63.0 million for the year ended December 31, 2019. The decrease in real estate taxes and insurance was primarily due to the Singapore Transaction in July 2019, partially offset by a net increase in real estate taxes for properties held throughout both periods. We expect real estate taxes and insurance to decrease based on the sale of the Singapore Portfolio and to increase in future periods as a result of general inflation and general increases due to future property tax reassessments.

Asset management fees with respect to our investments decreased from $27.2 million for the year ended December 31, 2018 to $24.6 million for the year ended December 31, 2019 due to the Singapore Transaction in July 2019, partially offset by the increase in capital improvements for properties held throughout both periods, the acquisition of the developer’s 25% equity interest in Village Center Station II in October 2018 and the operation of Village Center Station II and the operation of Hardware Village West in July 2018 and Hardware Village East in October 2019. We expect asset management fees to decrease based on the sale of the Singapore Portfolio and to increase in future periods as a result of any improvements we make to our properties. As of December 31, 2019, there were $6.7 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “— Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $9.6 million for the year ended December 31, 2018 to $8.4 million for the year ended December 31, 2019. The decrease in general and administrative expenses was primarily due to professional fees incurred in 2018 related to the Singapore Transaction that closed on July 18, 2019, partially offset by an increase in consulting fees. We had agreed with our advisor to evenly divide certain costs and expenses related to the Singapore Transaction, all of which were reimbursed by the SREIT after closing. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $158.8 million for the year ended December 31, 2018 to $141.1 million for the year ended December 31, 2019, primarily due to the Singapore Transaction in July 2019 and accelerated depreciation and amortization due to early lease terminations during the year ended December 31, 2018, partially offset by the operation of Hardware Village West in July 2018 and Hardware Village East in October 2019. We expect depreciation and amortization to decrease based on the sale of the Singapore Portfolio and to vary in future periods as a result of a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense increased from $72.2 million for the year ended December 31, 2018 to $114.3 million for the year ended December 31, 2019. Included in interest expense was (i) $78.7 million and $76.4 million of interest expense payments for the years ended December 31, 2018 and 2019, respectively, (ii) the amortization of deferred financing costs of $6.5 million and $5.5 million for the years ended December 31, 2018 and 2019, respectively and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments which reduced interest expense by $11.1 million for the year ended December 31, 2018 and increased interest expense by $33.1 million for the year ended December 31, 2019. Additionally, during the year ended December 31, 2018 and 2019, we capitalized $2.8 million and $1.7 million of interest related to construction in progress, respectively. The increase in interest expense was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges and a higher 30-day LIBOR rate, partially offset by the repayment of debt related to the Singapore Transaction in July 2019. We expect interest expense to decrease as a result of the repayment of debt secured by the Singapore Portfolio and to increase in future periods as a result of additional borrowings for capital expenditures. Our interest expense in future periods will also vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt).
During the year ended December 31, 2019, we recorded non-cash impairment charges of $8.7 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates.
During the year ended December 31, 2018, we recorded $1.9 million of other income primarily as a result of a reduction in contingent liability of $1.6 million during the second quarter of 2018. During the year ended December 31, 2019, other income included a $4.1 million reimbursement of certain costs and expenses related to the Singapore Transaction indirectly paid by the SREIT. These costs included legal, audit, tax, printing and other out of pocket costs that we incurred related to the Singapore Transaction and were initially recorded as general and administrative expenses.
During the year ended December 31, 2018, we recognized $2.1 million of equity in income of unconsolidated entities primarily related to the purchase of the developer’s 25% equity interest in Village Center Station II. On October 11, 2018, we purchased the developer’s 25% equity interest and accounted for Village Center Station II on a consolidated basis. Upon acquisition of the developer’s interest, we recorded the property at fair value and recorded a gain of $2.0 million which was included in equity in income of unconsolidated entities during the year ended December 31, 2018. During the year ended December 31, 2019, we recognized $1.4 million in equity in loss of unconsolidated entity related to our investment in SREIT. Based on our 31.3% ownership interest in the SREIT as of December 31, 2019, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of December 31, 2019.

During the year ended December 31, 2019, we recognized a loss from extinguishment of debt of $2.2 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the 3003 Washington Boulevard Mortgage Loan and mortgage loans related to the Singapore Transaction. During the year ended December 31, 2018, we recognized a loss from extinguishment of debt of $0.2 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the 515 Congress Mortgage Loan on October 17, 2018.
During the year ended December 31, 2019, we sold 11 office properties in the Singapore Transaction that resulted in a gain on sale of $327.2 million. During the year ended December 31, 2018, we sold one office property that resulted in a gain on sale of $11.9 million.

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

FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and held for sale as of December 31, 2019.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$261,211	$3,327	$1,374
Depreciation of real estate assets	94,546	96,978	86,573
Amortization of lease-related costs	46,556	61,869	77,716
Impairment charges on real estate	8,706	—	—
Gain on sale of real estate, net (1)	(327,211)	(11,942)	—
Adjustments for noncontrolling interests - consolidated entities (2)	(28)	—	—
Adjustment for investment in unconsolidated entities (3)	8,571	1,537	—
Gain as a result of purchase and consolidation of joint venture (4)	—	(2,034)	—
FFO attributable to common stockholders (5)	$92,351	$149,735	$165,663
Straight-line rent and amortization of above- and below-market leases, net	(9,739)	(13,900)	(18,287)
Loss from extinguishment of debt	2,229	225	766
Unrealized losses (gains) on derivative instruments	35,664	(11,192)	(10,509)
Adjustment relating to contingent purchase price obligation	—	(1,575)	—
Income tax expense relating to contingent purchase price obligation (6)	—	418	—
Adjustment for investment in unconsolidated entities (3)	2,017	(148)	—
MFFO attributable to common stockholders (5)	$122,522	$123,563	$137,633
_____________________
(1) Reflects an adjustment to eliminate gain on sale of real estate.
(2) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO.
(3) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO and MFFO for our equity investment in unconsolidated entities. On October 11, 2018, we purchased the unaffiliated developer’s 25% equity interest and consolidated Village Center Station II.
(4) Reflects the remeasurement gain as a result of change in control upon our purchase of the developer’s 25% equity interest and consolidation of Village Center Station II which was previously accounted for under the equity method of accounting.
(5) FFO and MFFO includes $8.2 million, $1.3 million and $7.0 million of lease termination income for the years ended December 31, 2019, 2018 and 2017, respectively.
(6) Relates to income tax expense on the income recorded as a result of a reduction in contingent liability of $1.6 million, which is included in general and administrative expenses on the accompanying consolidated statement of operations.
Our calculation of MFFO above includes amounts related to the operations of the multifamily apartment complex held by the Hardware Village Joint Venture that was held for sale as of December 31, 2019, the Singapore Portfolio sold on July 18, 2019 and one property sold in May 2018. Please refer to the table below with respect to the proportion of MFFO related to the real estate properties sold or held for sale as of December 31, 2019 (in thousands).

	For the Years Ended December 31,
	2019	2018	2017
MFFO by component:
Assets held for investment	$101,156	$94,471	$96,418
Real estate properties sold	24,304	32,123	41,481
Real estate property held for sale	(2,938)	(3,031)	(266)
MFFO	$122,522	$123,563	$137,633

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions
Distributions declared, distributions paid (excluding stock distributions issued in the Special Dividend) and cash flow from operating activities were as follows during 2019 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1)	Distributions Paid (1) (2)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2019	$28,523	$0.1625	$15,390	$13,497	$28,887	$15,008
Second Quarter 2019	28,404	0.1625	15,382	12,974	28,356	29,918
Third Quarter 2019	28,358	0.1625	15,753	12,748	28,501	3,417
Fourth Quarter 2019	76,602	0.9625	64,067	12,485	76,552	22,285
	$161,887	$1.4500	$110,592	$51,704	$162,296	$70,628
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day that was record date for distributions for each month during the period from January 1, 2019 through December 31, 2019 and, other than the Special Dividend, distributions were based on a monthly record date. For each monthly record date for distributions during the period from January 1, 2019 through December 31, 2019, distributions were calculated at a rate of $0.05416667 per share. On October 23, 2019, our board of directors authorized a Special Dividend of $0.80 per share of common stock payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of the close of business on November 4, 2019 (the “Record Date”). The Special Dividend was paid on December 12, 2019 to stockholders of record as of the close of business on the Record Date. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us was a maximum of 35% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder paid in shares of common stock. The aggregate amount of cash paid by us pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend depended upon the number of stockholders who elected cash or stock and whether the Maximum Cash Distribution was met. Accordingly, we paid $48.5 million (35%) in cash and issued $90.0 million (65%) in shares of our common stock pursuant to the Special Dividend on December 12, 2019. Distributions issued in shares of our common stock in the Special Dividend are excluded from distributions paid in the table.
(2) Other than the Special Dividend, distributions were paid on a monthly basis on or about the first business day of the following month.
For the year ended December 31, 2019, we paid aggregate distributions of $162.3 million (excluding stock distributions issued in the Special Dividend), including $110.6 million of distributions paid in cash and $51.7 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the year ended December 31, 2019 was $261.2 million. FFO for the year ended December 31, 2019 was $92.4 million and cash flow from operating activities was $70.6 million. See the reconciliation of FFO to net income attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders but excludes stock distributions issued in the Special Dividend, with $70.6 million of cash flow from current operating activities, $11.1 million of cash flow from operating activities in excess of distributions paid during prior periods, $8.6 million from debt financing and $72.0 million from proceeds of asset sales. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. In addition, in connection with the December 12, 2019 Special Dividend payment, which was paid 35% in cash and 65% in stock, we issued $90.0 million in shares of our common stock. Distributions issued in shares of our common stock in the Special Dividend are excluded from distributions paid in the table above.
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
Revenue Recognition - Operating Leases
Real Estate
On January 1, 2019, we adopted ASU 2016-02, Leases Topic 842 including the package of practical expedients (“Topic 842”) for all leases that commenced before the effective date of January 1, 2019. Accordingly, we (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. We did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, we adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We adopted this transition method upon our adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. Our comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
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
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows or the expected hold period until the eventual disposition could result in incorrect conclusions on recoverability and incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.

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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties and related gains on sale of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2019, 2018 and 2017 are included in continuing operations on our consolidated statements of operations.
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
Investments in Unconsolidated Joint Ventures
We account for investments in joint ventures or entities over which we may exercise significant influence, but do not control, and for investments in joint ventures that qualify as variable interest entities of which we are not the primary beneficiary using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and our proportionate share of equity in the entity’s income (loss). We recognize our proportionate share of the ongoing income or loss of the unconsolidated entity as equity in income (loss) of unconsolidated entities on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated entity for other-than-temporary impairments. As of December 31, 2019, we did not identify any indicators of impairment related to our unconsolidated real estate entity accounted for under the equity method.
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
Distributions Paid
On January 2, 2020, we paid distributions of $9.4 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on December 9, 2019. On February 3, 2020, we paid distributions of $9.0 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on January 23, 2020. On March 2, 2020, we paid distributions of $9.0 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on February 20, 2020.
Monthly Distributions
On March 5, 2020, our board of directors authorized a March 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 20, 2020, which we expect to pay in April 2020, and an April 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2020, which we expect to pay in May 2020.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Modified Portfolio Revolving Loan Facility
On October 17, 2018, we, through indirect wholly owned subsidiaries, entered into a three-year loan facility with U.S. Bank, N.A., as administrative agent (the “Agent”), for a committed amount of up to $215.0 million (the “Portfolio Revolving Loan Facility”).
On January 23, 2020, we, through indirect wholly owned subsidiaries (collectively, the “Borrower”), entered into a first modification and additional advance agreement (the “Modified Portfolio Revolving Loan Facility”) with the Agent and the Lenders (defined below) to (i) increase the committed amount by $110.0 million to $325.0 million, subject to certain conditions in the loan agreement, (ii) add 201 17th Street as collateral for the Modified Portfolio Revolving Loan Facility, and (iii) reset the loan term. The Modified Portfolio Revolving Loan Facility is composed of $162.5 million of term debt and $162.5 million of revolving debt. The lenders under the Modified Portfolio Revolving Loan Facility are U.S. Bank, N.A., Regions Bank, Citizens Bank, City National Bank and Associated Bank, N.A. (the “Lenders”).
On January 23, 2020, we drew $66.5 million on the Modified Portfolio Revolving Loan Facility of which $64.9 million was used to pay off the 201 17th Street Mortgage Loan and the remaining amount was used to pay origination fees and accrued interest. As of January 23, 2020, a total of $276.6 million was funded under the Modified Portfolio Revolving Loan Facility of which $162.5 million was term debt and $114.1 million was revolving debt. An additional $48.4 million of revolving debt is available upon satisfaction of certain conditions set forth in the loan documents. The Modified Portfolio Revolving Loan Facility may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes.

The initial maturity date of the Modified Portfolio Revolving Loan Facility is March 1, 2023, with two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Modified Portfolio Revolving Loan Facility bears interest at a floating rate of 150 basis points over one-month LIBOR. Monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity. We will have the right to prepay all or a portion of the Modified Portfolio Revolving Loan Facility, subject to certain expenses potentially incurred by the Lender as a result of the prepayment and subject to certain conditions contained in the loan documents. During the term of the Modified Portfolio Revolving Loan Facility, we have an option to increase the committed amount of the Modified Portfolio Revolving Loan Facility up to four times with each increase of the committed amount to be at least $15.0 million but no greater than, in the aggregate, an additional $325.0 million so that the committed amount will not exceed $650.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the loan, subject to certain terms and conditions contained in the loan documents. In addition, the Modified Portfolio Revolving Loan Facility contains customary representations and warranties, financial and other covenants, events of default and remedies typical for this type of facility. The Modified Portfolio Revolving Loan Facility is secured by 515 Congress, Domain Gateway, the McEwen Building, Gateway Tech Center and 201 17th Street.
KBS REIT Properties III, LLC (“REIT Properties III”), our wholly owned subsidiary, is providing a guaranty of (i) up to 25% of the committed amount under the Modified Portfolio Revolving Loan Facility, as such amount may be adjusted from time to time pursuant to the terms of the loan documents, (ii) payment of, and agrees to protect, defend, indemnify and hold harmless each Lender for, from and against, any liability, obligation, deficiency, loss, damage, costs and expenses (including reasonable attorney’s fees), and any litigation which may at any time be imposed upon, incurred or suffered by any Lender because of (a) certain intentional acts committed by any Borrower, (b) fraud or intentional misrepresentations by Borrower or REIT Properties III in connection with the loan documents as described in the guaranty agreement, and (c) certain bankruptcy or liquidation proceedings under state or federal law, and (iii) payment for liability that is incurred and related to certain environmental matters.

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
The table below summarizes the outstanding principal balance, interest rate or weighted-average interest rates and fair value for our notes payable for each category; and the notional amounts, average pay rates, average receive rates and fair value of our derivative instruments, based on maturity dates as of December 31, 2019 (dollars in thousands):

	Maturity Date					Total Value or Notional Amount
	2020	2021	2022	2023	2024		Fair Value
Assets
Derivative Instruments
Interest rate swaps, notional amount	$—	$—	$—	$140,000	$—	$140,000	$1,553
Average pay rate (1)	—	—	—	1.2%	—	1.2%
Average receive rate (2)	—	—	—	1.8%	—	1.8%

Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$—	$93,000	$—	$—	$93,000	$94,820
Interest rate	—	—	4.2%	—	—	4.2%
Variable Rate	$798,018	$196,113	$—	$—	$379,245	$1,373,376	$1,374,473
Weighted-average interest rate (3)	3.8%	3.2%	—	—	3.1%	3.5%

Derivative Instruments
Interest rate swaps, notional amount	$293,063	$—	$451,460	$76,440	$—	$820,963	$11,404
Average pay rate (1)	2.2%	—	2.0%	1.7%	—	2.1%
Average receive rate (2)	1.8%	—	1.8%	1.8%		1.8%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the 30-day LIBOR rate as of December 31, 2019.
(3) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2019, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2019, the fair value of our fixed rate debt was $94.8 million and the outstanding principal balance of our fixed rate debt was $93.0 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2019.  As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $412.4 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.0 billion of our variable rate debt (including three forward interest rate swaps in the total amount of $140.0 million, which will become effective in 2020). Based on interest rates as of December 31, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2020, interest expense on our variable rate debt would increase or decrease by $4.1 million.
We are exposed to financial market risk with respect to our investment in Prime US REIT (SGX Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. Pursuant to lock-up letters we and certain of our subsidiaries entered in connection with the acquisition of the securities, we and our subsidiaries agreed not to sell, pledge or transfer any of our units of common equity in Prime US REIT (subject to limited exceptions) until January 19, 2020 and not to sell, pledge or transfer 50% of our units of common equity until July 19, 2020. Prime US REIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in Prime US REIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of Prime US REIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in Prime US REIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding Prime US REIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a director of the external manager of Prime US REIT, and an affiliate of our advisor services as the U.S. asset manager to Prime US REIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of December 31, 2019, we held 289,561,899 units of the Prime US REIT which represented 31.3% of the outstanding units of Prime US REIT. As of December 31, 2019, the aggregate value of our investment in the units of Prime US REIT was $279.4 million, which was based on the closing price of the Prime US REIT units on the SGX of $0.97 per unit as of December 31, 2019.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name and Address	Position(s)	Age (1)
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	68
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	42
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	55
Jeffrey A. Dritley	Independent Director	63
Stuart A. Gabriel, Ph.D.	Independent Director	66
Ron D. Sturzenegger	Independent Director	60
_____________________
(1) As of March 1, 2020.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2010, January 2010 and December 2009, respectively. In August 2019, he was also elected as our President. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income REIT, positions he has held for these entities since October 2004 and January 2015, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held since August 2007, August 2007 and July 2007, respectively. In August 2019, Mr. Schreiber was also elected President of KBS Growth & Income REIT and KBS REIT II. Mr. Schreiber was Chairman of the Board, Chief Executive Officer and a director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. In addition, Mr. Schreiber controls the voting rights with respect to the 33 1/3% interest of KBS Holdings LLC held indirectly by the estate of Peter M. Bren (together with other family members). KBS Holdings LLC is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT II, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2008, 2009, 2013 and 2015, respectively.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2019, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $27.8 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated October 31, 2019), KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated October 31, 2019) and KBS Growth & Income REIT. Through October 31, 2019, our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, both Singapore real estate investment trusts.
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
In addition, since July 2018, Mr. Schreiber has served as Chairman of the Board and a director for KBS US Prime Property Management Pte. Ltd., which is the external manager of Prime US REIT, a Singapore real estate investment trust that is listed on the Singapore Stock Exchange. Mr. Schreiber holds an indirect ownership interest in KBS US Prime Property Management Pte. Ltd. and KBS Asia Partners Pte. Ltd., which is the sponsor of Prime US REIT.

Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to forming the first KBS-affiliated investment advisor in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
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
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer and President for reasons including his extensive industry and leadership experience. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors, as Chief Executive Officer, President, Chairman of the Board and a director of KBS REIT II and KBS Growth & Income REIT, as a director and trustee of The Irvine Company, as Chairman of the Board and a director of KBS US Prime Property Management Pte. Ltd. and as former Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.
Jeffrey K. Waldvogel is our Chief Financial Officer, a position he has held since June 2015. In July 2018, he was also elected our Treasurer and Secretary. He is also the Chief Financial Officer of our advisor and KBS REIT II, positions he has held for each of these entities since June 2015. In August 2018, Mr. Waldvogel was elected the Treasurer and Secretary of KBS REIT II. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income REIT, positions he has held since June 2015, April 2017 and April 2017, respectively. From June 2015 until November 2019, he also served as the Chief Financial Officer, Treasurer and Secretary of Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II. He was Chief Financial Officer of KBS REIT I and KBS Legacy Partners Apartment REIT from June 2015 until their respective liquidations in December 2018.
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

Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2010. In July 2018, she was also elected our Assistant Secretary. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT II and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008 and January 2015, respectively. From August 2009 until November 2019 and from February 2013 until November 2019, she served as Chief Accounting Officer of Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II, respectively. From August 2009 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS Legacy Partners Apartment REIT; from October 2008 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS REIT I. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008 she served as Controller of KBS REIT I.
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
Jeffrey A. Dritley is one of our independent directors and is chair of the conflicts committee, positions he has held since October 2017 and July 2019, respectively. He is also an independent director and chair of the conflicts committee of KBS REIT II, positions he has held since October 2017 and July 2019, respectively. Mr. Dritley is Founder and Managing Partner of Kearny Real Estate Company. Kearny, headquartered in Los Angeles, is a partnership of experienced real estate professionals active in the acquisition, entitlement, repositioning, development, leasing, management and disposition of large, complex commercial projects in Southern California. Since 1993, Kearny has been involved in approximately $4.4 billion of projects including the acquisition and work-out of approximately $2.3 billion of distressed real estate debt.
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
Ron D. Sturzenegger is one of our independent directors, a position he has held since August 2019. On September 3, 2019, Mr. Sturzenegger was also appointed as an independent director of KBS REIT II.
Mr. Sturzenegger has over 30 years of experience in the real estate industry through his career at major financial institutions. From July 2014 to January 2018, Mr. Sturzenegger was Enterprise Business & Community Engagement Executive at Bank of America, responsible for leading Bank of America’s strategy to integrate the delivery of its products and services to customers and clients in 90 key U.S. markets. In his role overseeing Enterprise Business & Community Engagement, he was responsible for driving global integration opportunities across the enterprise. In addition, Mr. Sturzenegger led Bank of America’s strategy through which leaders representing all the company’s various businesses in a given market or community worked together to integrate the delivery of products and services for customers and clients, including the oversight of the Market Presidents Organization.
From August 2011 to April 2015, Mr. Sturzenegger was on the Management Committee of Bank of America and Legacy Asset Servicing (LAS) Executive at Bank of America, whose responsibilities included resolving legacy mortgage issues following Bank of America’s acquisition of Countrywide Financial and Merrill Lynch during the financial crisis and the downturn in the U.S. housing markets, the management of the servicing of current, delinquent and at-risk loans, and the development and implementation of operational capabilities and processes to address regulators’ concerns regarding robo-signing.

From January 2009 to August 2011, Mr. Sturzenegger served as Managing Director and Global Head of Real Estate, Gaming and Lodging Investment Banking at Bank of America Merrill Lynch, and from January 2002 to December 2008, Mr. Sturzenegger served as Managing Director and Global Head of Real Estate, Gaming and Lodging Investment Banking for Bank of America Securities. From July 1998 to December 2001, he served as Head of Real Estate Mergers and Acquisitions at Bank of America Securities. From July 1986 to June 1998, Mr. Sturzenegger served in various roles at Morgan Stanley in Real Estate Investment Banking. From 1982 to 1984, Mr. Sturzenegger was a Financial Analyst with Bain & Company.
Since January 2020, Mr. Sturzenegger has served on the board of trustees of Conversus StepStone Private Markets. He is a member of its audit committee and nominating and governance committee and serves as the chair of its independent trustees committee. Mr. Sturzenegger serves on the Executive Committee for the policy advisory board for the Fisher Center for Real Estate & Urban Economics. He a member of the advisory board of the Stanford Professionals in Real Estate. Mr. Sturzenegger and his wife previously served as Chairs of the Parents’ Advisory Board for Stanford University. Mr. Sturzenegger holds a Bachelor of Science Degree in Industrial Engineering from Stanford University and an MBA from Harvard Business School.
The board of directors has concluded that Mr. Sturzenegger is qualified to serve as an independent director for reasons including his extensive real estate industry, investment banking and leadership experience. Mr. Sturzenegger’s 30 years of experience in the real estate industry through his career at major financial institutions given him the depth and breadth of experience from which to draw in advising our company. Through his executive and management roles at Bank of America, Mr. Sturzenegger brings to the board demonstrated management and leadership ability.
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
The members of the audit committee are Jeffrey A. Dritley, Stuart A. Gabriel, Ph.D. (chair) and Ron D. Sturzenegger (appointed August 28, 2019). The board of directors has determined that all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All of the members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that all of the members of the audit committee satisfy the SEC’s requirements for an “audit committee financial expert.” Barbara R. Cambon served as a member of the audit committee from September 2010 until her resignation from the audit committee in July 2018.
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
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by the conflicts committee, based upon recommendations from our advisor. One of our executive officers, Mr. Schreiber, manages and controls our advisor, and through our advisor, he is involved in recommending and setting the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2019.

Name	Fees Earned or Paid in Cash in 2019	All Other Compensation	Total
Barbara R. Cambon (1)	$77,500	$—	$77,500
Jeffrey A. Dritley	224,694	—	224,694
Stuart A. Gabriel, Ph.D.	219,500	—	219,500
Ron D. Sturzenegger (2)	51,667	—	51,667
Charles J. Schreiber, Jr. (3)	—	—	—
_____________________
(1) Ms. Cambon, who previously served as one of our independent directors, resigned from the board of directors effective as of June 26, 2019.
(2) On August 28, 2019, Mr. Sturzenegger was appointed as one of our indepenent directors.
(3) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $135,000 as well as paying compensation to our independent directors for attending meetings as follows:
•each member of the audit committee and conflicts committee is paid $10,000 annually for service on such committees (except that the chair of each of the audit committee and conflicts committee is paid $20,000 annually for service as the chair of such committees);
•after the tenth board of directors meeting of each calendar year, each independent director is paid (i) $2,500 for each in-person board of directors meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference board of directors meeting attended for the remainder of the calendar year;
•after the tenth audit committee meeting of each calendar year, each member of the audit committee is paid (i) $2,500 for each in-person audit committee meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference audit committee meeting attended for the remainder of the calendar year (except that the audit committee chair is paid $3,000 for each in-person and teleconference audit committee meeting attended after the tenth audit committee meeting of each calendar year, for the remainder of each calendar year); and
•after the tenth conflicts committee meeting of each calendar year, each member of the conflicts committee is paid (i) $2,500 for each in-person conflicts committee meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference conflicts committee meeting attended for the remainder of the calendar year (except that the conflicts committee chair is paid $3,000 for each in-person and teleconference conflicts committee meeting attended after the tenth conflicts committee meeting of each calendar year, for the remainder of each calendar year).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 2, 2020, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of all Outstanding Shares
KBS Capital Advisors LLC	20,857 (3)	*
Jeffrey A. Dritley, Independent Director	—	—
Stuart A. Gabriel, Ph.D., Independent Director	—	—
Charles J. Schreiber, Jr., Chairman of the Board, Chief Executive Officer, President and Director	20,857 (3)	*
Ron D. Sturzenegger, Independent Director	—	—
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer and Assistant Secretary	—	—
All executive officers and directors as a group	20,857 (3)	*
_____________________
* Less than 1% of the outstanding common stock.
(1) The address of each named beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) None of the shares is pledged as security.
(3) Includes 20,857 shares owned by KBS Capital Advisors, which is indirectly controlled by Charles J. Schreiber, Jr.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
A majority of our board of directors, Messrs. Dritley, Gabriel and Sturzenegger, meet the independence criteria as specified in our charter. Our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our sponsor, KBS Holdings, or our advisor, KBS Capital Advisors. A director is deemed to be associated with our sponsor or our advisor if he or she (i) owns an interest in our sponsor, our advisor or any of their affiliates; (ii) is employed by our sponsor, our advisor or any of their affiliates; (iii) is an officer or director of our sponsor, our advisor or any of their affiliates, (iv) performs services, other than as a director, for us; (v) is a director for more than three REITs organized by our sponsor or advised by our advisor; or (vi) has any material business or professional relationship with our sponsor, our advisor or any of their affiliates. A business or professional relationship will be deemed material per se if the annual gross revenue derived by the director from our sponsor, our advisor or any of their affiliates exceeds 5% of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our sponsor, our advisor or any of their affiliates.
In addition, and although our shares are not listed for trading on any national securities exchange, all of our current independent directors are “independent” as defined by the New York Stock Exchange. The board of directors has affirmatively determined that Jeffrey A. Dritley, Stuart A. Gabriel, Ph.D. and Ron D. Sturzenegger (appointed August 28, 2019) each satisfies the New York Stock Exchange independence standards.
Barbara R. Cambon, who served as one of our independent directors from September 2010 until her resignation from the board of directors on June 26, 2019, met the independence criteria as specified in our charter. On June 13, 2018, an affiliate of our advisor offered Ms. Cambon the positions of chief executive officer and chief investment officer of KBS US Prime Property Management Pte. Ltd., which is the external manager of Prime US REIT. On June 14, 2018, Ms. Cambon verbally accepted the offer, subject to mutual agreement of written documentation of all terms. As a result of her acceptance of this offer, our board of directors determined that Ms. Cambon was no longer “independent” as defined under the rules of the New York Stock Exchange, and Ms. Cambon resigned from the audit committee. Ms. Cambon resigned from the board of directors and conflicts committee in connection with her appointment as chief executive officer and chief investment officer of KBS US Prime Property Management Pte. Ltd.

Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Offering Policy. We continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue our dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time. For the year ended December 31, 2019, the costs of raising capital in our dividend reinvestment plan offering represented less than 1% of the capital raised.
Our board of directors has approved management’s recommendation to explore strategic alternatives in an effort to provide enhanced liquidity to stockholders. In an effort to further enhance stockholder liquidity, our board of directors has determined to pursue conversion to a non-listed perpetual-life NAV REIT that calculates the net asset value or “NAV” per share on a regular basis that is more frequent that annually (i.e., daily, monthly or quarterly) and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. On January 9, 2020, we filed a definitive proxy statement with the SEC in connection with the annual meeting of stockholders to vote on, among other proposals, two proposals related to our pursuit of conversion to an NAV REIT. The annual meeting of stockholders will be held on April 7, 2020. Anyone who is a stockholder of record at the close of business on January 8, 2020, the record date, or holds a valid proxy for the annual meeting, is entitled to vote at the annual meeting. Also in connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. We can give no assurance that we will commence or complete this offering. Our conversion to an NAV REIT remains subject to further approval of our conflicts committee, composed of all of our independent directors, and our board of directors. Although we are exploring an NAV REIT strategy, there is no assurance that we will successfully implement our strategy. See Part I, Item 1A, “Risk Factors – Risks of the Proposed NAV REIT Conversion” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons.”
Acquisition and Investment Policies. As of March 1, 2020, we owned 18 office properties and one mixed-use office/retail property and we had entered into a consolidated joint venture to develop the Hardware Village apartment complex, which is completed and currently held for sale. In addition, as of March 1, 2020, we owned an investment in the equity securities of Prime US REIT.
We have acquired and manage a diverse portfolio of core real estate properties, which are generally lower risk, existing properties with at least 80% occupancy. Our primary investment focus has been core office properties located throughout the United States, though we have and may in the future invest in other types of properties and real estate-related investments. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy, which is also known as core-plus strategy. In many cases, these properties have slightly higher (10% to 20%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics may provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties required or will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects.
We will generally hold fee title to or a long-term leasehold estate in the properties we acquire. We may also invest in or acquire operating companies or other entities that own and operate assets that meet our investment objectives. We will make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We have also made investments through joint ventures and in the future we may enter into other joint ventures, partnerships and co-ownership arrangements (including preferred equity investments) or participations for the purpose of obtaining interests in real estate properties and other real estate investments.

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
Our board of directors and management team regularly monitor the real estate and equity markets in order to find the best opportunities possible to continue to provide attractive and stable cash distributions to our stockholders and provide additional liquidity for our stockholders. As discussed herein, we currently believe the best opportunity for us to achieve these objectives is to pursue a strategy as a non-listed, perpetual-life “NAV REIT.” We have seen significant appreciation in the portfolio to date and we believe there are still many opportunities in the marketplace to achieve strong stockholder returns through a combination of providing strong cash distributions and timing asset sales to maximize value. Therefore, we believe it is in the company’s and stockholders’ interests to raise additional capital and make new investments. Furthermore, we believe a number of our existing investments are still in the process of maturing and therefore may not yet have reached their maximum value.
Borrowing Policies. We have financed our real estate acquisitions to date with a combination of the proceeds received from our now-terminated initial public offering and debt. We may use proceeds from borrowings to: finance acquisitions of new properties or assets or for originations of new loans; pay for capital improvements, repairs or tenant build-outs to properties; refinance existing indebtedness; pay distributions; fund the redemption or repurchase of our shares; or provide working capital. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets, meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of January 31, 2020, our borrowings and other liabilities were approximately 57% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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
During the year ended December 31, 2019, we sold 11 real estate properties in the Singapore Transaction and classified a multifamily apartment complex held through a consolidated joint venture as held for sale.
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

Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2019 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2019, total operating expenses represented approximately 1.0% and 38% of our average invested assets and our net income, respectively.
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
Certain Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2019 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
We have entered into agreements with certain affiliates pursuant to which they provide services to us. All of our executive officers and our affiliated director are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC (our dealer manager), and other affiliated KBS entities. Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director. Our advisor and KBS Capital Markets Group LLC are owned and controlled by KBS Holdings, our sponsor. Charles J. Schreiber, Jr. indirectly controls our sponsor and our advisor.
Our Relationship with KBS Capital Advisors. Since our inception, our advisor has provided day-to-day management of our business. Among the services that are provided or have been provided by our advisor under the terms of the advisory agreement are the following:
•finding, presenting and recommending to us investment opportunities consistent with our investment policies and objectives;
•structuring the terms and conditions of our investments, sales and joint ventures;
•acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;
•arranging for financing and refinancing of our investments;
•entering into leases and service contracts for our properties;
•supervising and evaluating each property manager’s performance;
•reviewing and analyzing the properties’ operating and capital budgets;
•assisting us in obtaining insurance;
•generating an annual budget for us;
•reviewing and analyzing financial information for each of our assets and our overall portfolio;
•formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our investments;
•performing investor-relations services;
•maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;
•engaging in and supervising the performance of our agents, including our registrar and transfer agent; and
•performing any other services reasonably requested by us.

Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring September 27, 2020, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2019 through the most recent date practicable, which was January 31, 2020, we compensated our advisor as set forth below.
Our advisor or its affiliates have paid, and in the future may pay, some of the offering costs related to our dividend reinvestment plan, including, but not limited to, our legal, accounting, printing, mailing and filing fees. We are responsible for reimbursing our advisor for these costs. At the end of our dividend reinvestment plan offering, our advisor has agreed to reimburse us to the extent that organization and other offering expenses exceed 2% of gross offering proceeds. No reimbursements made by us to our advisor may cause total organization and offering expenses incurred by us to exceed 15% of the aggregate gross offering proceeds as of the date of reimbursement. From January 1, 2019 through January 31, 2020, with respect to our dividend reinvestment plan, our advisor did not incur any organization and offering expenses on our behalf.
We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount to be funded by us to acquire or originate loans, including the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of such investments, acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. During the period from January 1, 2019 through January 31, 2020, we did not acquire any investments accounted for as a business combination. During the period from January 1, 2019 through January 31, 2020, we capitalized an aggregate of $0.5 million in acquisition fees related to the development of Hardware Village. We did not originate or purchase any loans from January 1, 2019 through January 31, 2020. We did not pay any acquisition or origination fees in connection with our investment in the equity securities of Prime US REIT.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2019 through January 31, 2020, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid or payable to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to our advisor), as of the time of calculation. We currently do not pay any asset management fees in connection with our investment in the equity securities of Prime US REIT.
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
From January 1, 2019 through January 31, 2020, asset management fees totaled $26.4 million. From January 1, 2019 through January 31, 2020, we paid $20.5 million in asset management fees, $2.5 million of which related to asset management fees incurred in prior periods. As of January 31, 2020, we had deferred payment of $7.1 million of asset management fees under the advisory agreement, and an additional $1.3 million of asset management fees were payable to the advisor. The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of any debt we use to acquire assets, the level of operating cash flow generated by our real estate investments, and the performance of all of the real estate investments in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
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
From January 1, 2019 through January 31, 2020, we reimbursed our advisor for $1.5 million of operating expenses (of which $0.1 million was payable as of January 31, 2020), including $0.4 million of employee costs. We also reimburse our advisor for certain of our direct costs incurred from third parties that were initially paid by our advisor on behalf of us. Prior to the Singapore Transaction closing on July 19, 2019, we and our advisor had agreed to evenly divide certain costs and expenses related to the Singapore Transaction (discussed below). We had incurred a total of $4.1 million of costs related to the Singapore Transaction, which were reimbursable by Prime US REIT upon a successful closing. These costs included legal, audit, tax, printing and other out-of-pocket costs that we incurred related to the Singapore Transaction. As of January 31, 2020, all of these costs had been reimbursed to us from our advisor upon our advisor receiving the reimbursement from Prime US REIT.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or one of its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our advisor or one of its affiliates, the fee paid to our advisor or one of its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the aggregate disposition fees paid to our advisor or one of its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. We will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property. No disposition fees will be paid with respect to any sales of our investment in units of Prime US REIT. From January 1, 2019 through January 31, 2020, we sold the Singapore Portfolio and incurred $9.5 million of disposition fees, all of which had been paid as of January 31, 2020.
In connection with our initial public offering, Messrs. Bren and Schreiber and Keith D. Hall and Peter McMillan III agreed to provide additional indemnification to one of the participating broker-dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure the obligations of Messrs. Bren, Hall, McMillan and Schreiber under this indemnification agreement in exchange for reimbursement to us by Messrs. Bren, Hall, McMillan and Schreiber for all costs, expenses and premiums related to this supplemental coverage, which does not dilute the directors and officers liability insurance coverage for the KBS entities. From January 1, 2019 through January 31, 2020, our advisor had incurred $0.1 million for the costs of the supplemental coverage obtained by us, all of which had been paid to the insurer or reimbursed to us as of January 31, 2020.

The conflicts committee considers our relationship with our advisor, our sponsor and their affiliates during 2019 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We continue to offer shares under our dividend reinvestment plan offering. From January 1, 2019 through January 31, 2020, with respect to our dividend reinvestment plan offering, we did not reimburse our dealer manager for any expenses related to our dividend reinvestment plan offering.
We entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2019 through January 31, 2020, we incurred $0.1 million of costs and expenses related to the AIP Reimbursement Agreement.
The conflicts committee believes that these arrangements with our dealer manager are fair. We believe that the compensation and reimbursements paid to our dealer manager have allowed us to achieve our goal of investing in a large, diversified portfolio of real estate investments.
Our Relationship with other KBS-Affiliated Entities. On May 29, 2015, our indirect wholly owned subsidiary that owns 3003 Washington Boulevard entered into a lease with an affiliate of our advisor for 5,046 rentable square feet, or approximately 2.4% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and had an initial termination date of August 31, 2019. The annualized base rent for the lease was approximately $0.2 million, and the average annual rental rate (net of rental abatements) over the lease term was $46.38 per square foot.
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
From January 1, 2019 through January 31, 2020, we recognized $0.3 million of rental income related to the lease and the Amended Lease. Prior to their approval of the lease and the Amended Lease, our conflicts committee and board of directors determined the lease to be fair and reasonable to us.
Insurance Program. As of January 1, 2019, we, together with KBS REIT II, KBS Growth & Income REIT, our dealer manager, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2019, we renewed our participation in the program. The program is effective through June 30, 2020. The conflicts committee believes the insurance program with our affiliates is fair.
Singapore Transaction. On June 27, 2019, we, through 12 wholly owned subsidiaries, entered into a Portfolio Purchase and Sale Agreement and Escrow Instructions (the “Purchase Agreement”) pursuant to which we agreed to sell 11 of our properties (the “Singapore Portfolio”) to various subsidiaries of Prime US REIT (the “SREIT”), a newly formed Singapore real estate investment trust that listed on the Singapore Stock Exchange on July 19, 2019 (the “Singapore Transaction”). The SREIT is affiliated with Charles J. Schreiber, Jr., our Chief Executive Officer, President, Chairman of the Board and one of our directors. The Singapore Portfolio consists of the following properties: Tower I at Emeryville, Emeryville, California; 222 Main, Salt Lake City, Utah; Village Center Station, Greenwood Village, Colorado; Village Center Station II, Greenwood Village, Colorado; 101 South Hanley, St. Louis, Missouri; Tower on Lake Carolyn, Irving, Texas; Promenade I & II at Eilan, San Antonio, Texas; CrossPoint at Valley Forge, Wayne, Pennsylvania; One Washingtonian Center, Gaithersburg, Maryland; Reston Square, Reston, Virginia; and 171 17th Street, Atlanta, Georgia. On July 18, 2019, we, through 12 wholly owned subsidiaries, sold the Singapore Portfolio to various subsidiaries of the SREIT. As of January 31, 2019, the SREIT did not own any properties other than the Singapore Portfolio. The sale price of the Singapore Portfolio was $1.2 billion, before third-party closing costs, closing credits and other costs of approximately $20.0 million and excluding disposition fees paid to our advisor of $9.5 million. In connection with the Singapore Transaction, we repaid $613.1 million of outstanding debt secured by the properties in the Singapore Portfolio.

As part of the Singapore Transaction, on June 27, 2019, KBS REIT Properties III LLC, our indirect wholly owned subsidiary (“REIT Properties III”), entered into a Subscription Agreement (the “Subscription Agreement”) with the SREIT’s manager, KBS US Prime Property Management Pte. Ltd. (the “Manager”), to subscribe for $201.0 million of the units to be issued by the SREIT. Certain of our indirect wholly owned subsidiaries, certain of the SREIT’s direct and indirect wholly owned subsidiaries, the Manager and DBS Trustee Limited, as trustee of the SREIT, also entered a Set-Off Agreement on June 27, 2019 (the “Set-Off Agreement”). Pursuant to the Set-Off Agreement, we agreed that the SREIT may deduct from the aggregate purchase price due from the SREIT under the Purchase Agreement the subscription amount to be paid by REIT Properties III for the units under the Subscription Agreement. Also pursuant to the Set-Off Agreement, the Manager discharges REIT Properties III from payment of the subscription amount upon receipt by us of the aggregate purchase price under the Purchase Agreement less the subscription amount under the Subscription Agreement.
On July 15, 2019, REIT Properties III entered into an amendment to the Subscription Agreement with the Manager (the “Subscription Agreement Amendment”) and an amendment to the Set-Off Agreement with the parties thereto (the “Set-Off Agreement Amendment”). Pursuant to REIT Properties III’s separate order to acquire an additional $70.0 million of units of the SREIT in the placement tranche of the SREIT’s offering, the Subscription Agreement Amendment required REIT Properties III’s to confirm certain representations and warranties made by REIT Properties III in the Subscription Agreement with respect to the units to be issued in the placement tranche. The Set-Off Agreement Amendment provides that the SREIT may deduct from the aggregate purchase price due from the SREIT under the Purchase Agreement both (i) the subscription amount of $201.0 million to be paid by REIT Properties III for the units subscribed for under the Subscription Agreement and (ii) the additional $70.0 million to be paid by REIT Properties III for the units subscribed for under the placement tranche of the SREIT’s offering (collectively, the subscription amounts are the “Set-Off Amount”). Also pursuant to the Set-Off Agreement Amendment, the Manager agreed that, upon receipt by us of the aggregate purchase price under the Purchase Agreement less the Set-Off Amount, our payment obligations under the Subscription Agreement and the order for units in the placement tranche of the SREIT’s offering are fully satisfied. As such, on July 19, 2019, REIT Properties III acquired 307,953,999 units in the SREIT at an aggregate price of $271 million representing a 33.3% ownership interest in the SREIT.
Also on July 15, 2019, REIT Properties III entered into a placement agreement (the “Placement Agreement”) and unit lending agreement (the “Unit Lending Agreement”) with respect to an offering of units of the SREIT. The Placement Agreement was entered into with the Manager, KBS Asia Partners Pte. Ltd. (“KAP”), KBS Realty Advisors, PBren Investments, L.P., Schreiber Real Estate Investments L.P. and the Underwriters. The Underwriters are DBS Bank Ltd., Merrill Lynch (Singapore) Pte. Ltd., China International Capital Corporation (Singapore) Pte. Limited, Credit Suisse (Singapore) Limited, Maybank Kim Eng Securities Pte. Ltd. and Oversea-Chinese Banking Corporation Limited. The Unit Lending Agreement was entered into with Merrill Lynch (Singapore) Pte. Ltd. (the “Stabilizing Manager”).
Pursuant to the Placement Agreement, the Underwriters agreed to procure subscriptions, or subscribe themselves, for an aggregate of 294,294,200 units in the SREIT, at a price of $0.88 per unit (the “Offering Price”). Other investors agreed to subscribe for units separately, including REIT Properties III (as discussed above) at the Offering Price, and the Underwriters entered into a separate offer agreement to sell an additional 40,909,000 units of the SREIT to the public in Singapore at the Offering Price. REIT Properties III is a party to the Placement Agreement as unit lender, and pursuant to the Placement Agreement, REIT Properties III granted the Underwriters an over-allotment option (the “Over-Allotment Option”) in which REIT Properties III agreed to sell to the Underwriters up to 22,727,000 of REIT Properties III’s units in the SREIT at the Offering Price. The Over-Allotment Option was exercisable for up to 30 days after the listing of the units of the SREIT on the Singapore Stock Exchange. The option is solely to cover the over-allotment of units (if any) in the SREIT’s offering. Under the terms of the Placement Agreement, REIT Properties III agrees to indemnify the Underwriters against certain losses and claims in so far as such losses or claims are based on or arising out of any breach or alleged breach by REIT Properties III of the representations, warranties or obligations made by or relating to REIT Properties III under the Placement Agreement. The Placement Agreement includes customary representations and warranties by REIT Properties III.
Pursuant to the Unit Lending Agreement, REIT Properties III agreed to lend the 22,727,000 units subject to the Over-Allotment Option to the Stabilizing Manager for the purpose of facilitating the settlement of the over-allotment of units in connection with the SREIT’s offering. The Unit Lending Agreement contains customary representations and warranties by REIT Properties III.
On August 21, 2019, REIT Properties III sold 18,392,100 units to the Underwriters pursuant to the Over-Allotment Option at the Offering Price, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. The Stabilizing Manager re-delivered to REIT Properties III such number of units that were not purchased pursuant to the exercise of the Over-Allotment Option.

On July 8, 2019, we, KBS Limited Partnership III, KBS REIT Holdings III LLC and REIT Properties III (collectively, the “REIT III Entities”) entered into lock-up letter agreements with the Underwriters whereby each of the REIT III Entities agreed to hold 100% of REIT Properties III’s units in the SREIT for six months following the listing of the SREIT on the Singapore Stock Exchange and to hold 50% of REIT Properties III’s units in the SREIT for 12 months following the listing of the SREIT on the Singapore Stock Exchange. During the respective lock-up periods, without the prior written consent of the Underwriters and other than pursuant to the Over-Allotment Option or lending for stabilizing transactions pursuant to the Unit Lending Agreement (described above), the REIT III Entities may not offer, sell, pledge, option, grant any rights or warrants, or enter into any swap, hedge or other similar arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the units held by REIT Properties III.
The SREIT is externally managed by a joint venture (the “Manager”) currently among KAP (an entity in which Charles J. Schreiber, Jr. currently holds an indirect 50% ownership interest) and three entities unaffiliated with us or our advisor. For their ownership stake in the Manager, these three unaffiliated entities paid KAP an aggregate of $43.5 million.
The SREIT is expected to pay the Manager an annual base fee of 10% of annual distributable income and an annual performance fee of 25% of the increase in distributions per unit of the SREIT from the preceding year; however, there would not be any performance fee for 2019 and in 2020 such fee will be based on an increase over projected distributions per unit. In addition, for future acquisitions, the SREIT will pay the Manager an acquisition fee of 1% of the acquisition price of any real estate acquired. No acquisition fee will be paid with respect to the SREIT’s acquisition of the Singapore Portfolio. The SREIT will also pay the Manager a divestment fee of 0.5% of the sale price of any real estate sold or divested and a development management fee of 3% of the total project costs incurred for development projects, to the extent the SREIT acquires a development project. A portion of these fees paid to the Manager will be paid to KBS Realty Advisors, an affiliate of KBS Capital Advisors and an entity controlled by Mr. Schreiber, for sub-advisory services.
The Schreiber Trust, a trust whose beneficiaries are Charles J. Schreiber, Jr. and his family members, and the Linda Bren 2017 Trust also acquired units in the SREIT. The Schreiber Trust agreed that for the benefit of our company it will not sell any portion of its respective units in the SREIT unless and until it has received our prior written consent, including the consent of our conflicts committee. The Linda Bren 2017 Trust has agreed for the benefit of our company that it will not sell $5.0 million of its $10.0 million aggregate investment in the SREIT unless and until it has received our prior written consent, including the consent of our conflicts committee. Linda Bren is the spouse of our former director and president, who passed away in April 2019. Schreiber Real Estate Investments L.P. and PBren Investments L.P. are affiliated with Charles J. Schreiber, Jr. In addition, Barbara R. Cambon, one of our former directors, accepted the positions of Chief Executive Officer and Chief Investment Officer of the Manager and will receive compensation for her services. In connection with her acceptance of these positions, Ms. Cambon resigned from our board of directors effective June 26, 2019.
The conflicts committee reviewed and approved the fairness of the Singapore Transaction.
Allocation Policy. In connection with the Singapore Transaction, our advisor and KBS Realty Advisors proposed that our conflicts committee and board of directors adopt an asset allocation policy (the “Allocation Process”) among us, KBS REIT II and KBS Growth & Income REIT (collectively, the “Core Strategy REITs”) and the SREIT. Our conflicts committee and board of directors adopted the Allocation Process as proposed. The Allocation Process provides that, in order to mitigate potential conflicts of interest that may arise among the Core REITs and the SREIT, upon the listing of the SREIT on the Singapore Stock Exchange on July 19, 2019, potential asset acquisitions that meet all of the following criteria would be offered first to the SREIT:
(i)Class A office building;
(ii)Purchase price of at least $125.0 million;
(iii)Average occupancy of at least 90% for the first two years based on contractual in-place leases; and
(iv)Stabilized property investment yield that is generally supportive of the distributions per unit of the SREIT.
To the extent the SREIT does not have the funds to acquire the asset or to the extent the Manager of the SREIT decides to forego the acquisition opportunity, such asset may then be offered to the Core Strategy REITs at the discretion of our advisor.
The conflicts committee believes that the allocation policy with other KBS-affiliated entities is fair.

From January 1, 2019 through January 31, 2020, no other transactions occurred between us and KBS REIT II, Pacific Oak Strategic Opportunity REIT (advisory agreement with KBS Capital Advisors terminated as of October 31, 2019 and dealer manager agreement with KBS Capital Markets Group terminated as of December 31, 2019), Pacific Oak Strategic Opportunity REIT II (advisory agreement with KBS Capital Advisors terminated as of October 31, 2019 and dealer manager agreement with KBS Capital Markets Group terminated as of December 31, 2019), KBS Growth & Income REIT, our dealer manager, our advisor or other KBS-affiliated entities.
On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II transferred the management of the companies to a new external advisor, Pacific Oak Capital Advisors LLC. The transfer of management allows KBS Capital Advisors to focus on its current core asset portfolios, while the Pacific Oak group of companies focuses primarily on its current opportunistic portfolios. Pacific Oak Capital Advisors, LLC is owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan, continue to indirectly own a 33 1/3% interest in KBS Capital Advisors and KBS Capital Markets Group.
Currently Proposed Transactions. Our board of directors and management team regularly monitor the real estate and equity markets in order to find the best opportunities possible to continue to provide attractive and stable cash distributions to our stockholders and provide additional liquidity for our stockholders. We currently believe the best opportunity for us to achieve these objectives is to pursue a strategy as a non-listed, perpetual-life company that (a) calculates the net asset value or “NAV” per share on a regular basis that is more frequent that annually (i.e., daily, monthly or quarterly), (b) offers and sells new shares of our common stock continuously through a number of distribution channels in ongoing public offerings, and (c) seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. We refer to a REIT that operates in this manner as an “NAV REIT” and we refer to our proposed conversion to this mode of operation as the “Proposed NAV REIT Conversion.” On January 9, 2020, we filed a definitive proxy statement with the SEC in connection with the annual meeting of stockholders to vote on, among other proposals, two proposals related to our pursuit of conversion to an NAV REIT. The annual meeting of stockholders will be held on April 7, 2020. Anyone who is a stockholder of record at the close of business on January 8, 2020, the record date, or holds a valid proxy for the annual meeting, is entitled to vote at the annual meeting. Also in connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. We can give no assurance that we will commence or complete this offering. Our conversion to an NAV REIT remains subject to further approval of our conflicts committee, composed of all of our independent directors, and our board of directors. Although we are exploring an NAV REIT strategy, there is no assurance that we will successfully implement our strategy. See Part I, Item 1A, “Risk Factors – Risks of the Proposed NAV REIT Conversion.”
If our stockholders vote against the proposals related to the Proposed NAV REIT Conversion, our board of directors and our advisor will reconsider all aspects of the Proposed NAV REIT Conversion, because we believe its success depends greatly on these proposals, and a decision might be made not to proceed with the NAV REIT Conversion.
Terms of Proposed NAV REIT Conversion
We summarize below our current intentions as to the principal terms of the Proposed NAV REIT Conversion. While we describe below our current intentions with respect to the Proposed NAV REIT Conversion, our board of directors may change any aspect of it without stockholder approval, except the specific matters submitted for stockholder approval. Such changes may be deemed appropriate for a variety of reasons, including but not limited to regulatory, capital-raising or business considerations, all of which can change over time. Furthermore, our board of directors may delay the implementation of the Proposed NAV REIT Conversion until it deems it appropriate to do so and may decide, in its sole discretion, not to go forward at all with the Proposed NAV REIT Conversion.
More Frequent NAV Calculations
We currently calculate the NAV of our shares once each calendar year. As an NAV REIT, we currently intend to calculate our NAV once per month, though we could decide to calculate it daily or quarterly. We believe more frequent NAV calculations will improve our ability to offer and repurchase our shares at the most representative prices, and also improve visibility and transparency into our performance.

Revised Share Redemption Program
As an NAV REIT, we believe we can (a) offer an expanded share redemption program, (b) have additional capital to fund redemptions, and (c) provide more frequent NAV per share calculations, which will provide stockholders with more information when making liquidity decisions and also allow more frequent and representative pricing under our share redemption program. As an NAV REIT, we intend to revise our share redemption program to allow us to make monthly redemptions with an aggregate value of up to 5% of our NAV per calendar quarter. This would be a significant increase in maximum capacity compared to our current share redemption program, which limits redemptions of shares during any calendar year to no more than 5% of the weighted average number of shares outstanding during the prior calendar year. Our current share redemption program is also limited by funding restrictions that prevent us from redeeming the maximum number of shares permitted under the program, unless increased by our board of directors. While we are soliciting stockholders with respect to the proposals related to our conversion to an NAV REIT, the board of directors has determined to suspend ordinary redemptions under our share redemption program. Ordinary redemptions are all redemptions that do not qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program). Because the actual level of redemptions under our share redemption program as an NAV REIT would also depend on our ability to fund redemptions and our other capital needs, we may not be able to make redemptions up to the maximum capacity permitted by the program. However, our intention is to increase our stockholders’ access to liquidity through an expansion of our current share redemption program and/or through self-tender offers. As an NAV REIT, we expect that redemptions would be made on a monthly basis at a price generally equal to the prior month’s NAV per share for the class of stock (which will be our most recently disclosed NAV per share at such time) with two exceptions: (i) shares that have not been outstanding for at least one year will be redeemed at 97.0% of the prior month’s NAV per share for the class of stock (an “Early Redemption Deduction”) and (ii) all shares that are redeemed during the first year after our conversion to an NAV REIT will be redeemed at 97.0% of the prior month’s NAV per share for the class of stock (“Transition Deduction”). The Early Redemption Deduction and Transition Deduction may only be waived in the case of redemption requests arising from the death or qualified disability of the holder.
Distributions and Dividend Reinvestment Plan
Commencing in January 2019 and other special distributions, our distributions were based on monthly record and payment dates. As an NAV REIT, we expect that we would continue to pay distributions based on monthly record and payment dates. We expect to revise our dividend reinvestment plan so that we would generally sell shares at our prior month’s NAV per share for the class of stock (which will be our most recently disclosed NAV per share at such time), rather than at 95% of the most recent NAV as we do now.
Ongoing Public Offerings Conducted through KBS Capital Markets Group LLC
As an NAV REIT, we expect that we would conduct ongoing primary public offerings of our shares on a continuous basis through our affiliated dealer manager, KBS Capital Markets Group LLC. Such offerings would likely include new classes of common stock, which would allow us to offer different classes of common stock with different combinations of upfront and ongoing commissions and other fees payable to our dealer manager and participating broker-dealers. We believe that having a number of different share classes with different distribution compensation structures will improve our ability to sell shares and raise capital in the current market.
We generally expect that the upfront and ongoing commissions and other fees payable to our dealer manager and participating broker-dealers in connection with these offerings would be borne by the new investors. In addition to upfront and ongoing commissions and other fees borne by new investors, from time to time we may agree to pay certain participating broker-dealers additional primary dealer fees in amounts to be determined by the board of directors. The primary dealer fee would impact all stockholders. We currently estimate that we may sell up to a maximum of $300 million of shares in primary offerings pursuant to a primary dealer fee arrangement, although in the future we may agree to additional primary dealer fee arrangements. We would also incur other offering expenses in connection with these offerings, which expenses would impact all stockholders. These other offering expenses would include, among other items, our legal, accounting, printing, mailing and filing fees, charges of our transfer agent, reimbursement of bona fide due diligence expenses, legal fees of our dealer manager, costs reimbursement for registered representatives of participating broker-dealers to attend educational conferences sponsored by us or our dealer manager, attendance fees for registered persons associated with our dealer manager to attend seminars conducted by participating broker-dealers, and promotional items. They could also include reimbursement to our dealer manager for wholesaling compensation expenses, though we do not currently intend to reimburse our dealer manager for such expenses.

Revised Advisory Fee Structure
•Acquisition and Origination Fees and Expenses. Pursuant to our advisory agreement currently in effect with our advisor, we incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount to be funded by us to acquire or originate loans, including the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of such investments, acquisition and origination expenses and any debt attributable to such investments. We intend to eliminate this fee as part of the Proposed NAV REIT Conversion. This may represent significant savings, depending on our future investment activity. We intend to continue to reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset.
•Fixed Asset Management Fee. Pursuant to our advisory agreement currently in effect with our advisor, we currently pay the advisor an asset management fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, plus the costs of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid or payable to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to our advisor), as of the time of calculation. For the 12 months ended December 31, 2019, asset management fees were $24.6 million. As of December 31, 2019, we had accrued and deferred payment of $6.7 million of asset management fees under the advisory agreement.
With respect to our current asset management fee, our advisor has agreed to defer, without interest, our obligation to pay asset management fees for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the advisory agreement. Notwithstanding the foregoing, any and all deferred asset management fees that are unpaid will become immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8.0% per year cumulative, noncompounded return on such net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive deferred asset management fees.
As part of the Proposed NAV REIT Conversion, we currently expect to replace the current asset management fee with a fixed management fee equal to 1.25% of our NAV per annum payable monthly. Additionally, to the extent that our operating partnership, KBS Limited Partnership III (the “Operating Partnership”) issues Operating Partnership units to parties other than us, our Operating Partnership will pay our adviser or its affiliate a management fee equal to 1.25% of the NAV of the Operating Partnership attributable to such Operating Partnership units not held by us per annum payable monthly. In calculating the management fee, we intend to use our NAV before giving effect to accruals for the management fee and the performance participation allocation fee (described below), ongoing fees paid to our dealer manager (all or a portion of which will be paid or reallowed to broker-dealers) with respect to new sales of shares (i.e., ongoing class-specific fees), or distributions payable on our outstanding shares or Operating Partnership units.

The impact of this change will depend on a number of factors, including our leverage and the value of our assets compared to the purchase price (both of which will be taken into account with the new fee structure, unlike the old fee structure), and is therefore impossible to predict over the long term, but we do not expect the change to be significant in the near term. By way of example only, if the aggregate NAV of our company for the nine months ended September 30, 2019 were equal to the estimated net asset value of our company as of September 30, 2019, adjusted to give effect to the October 23, 2019 authorization of a special dividend of $0.80 per share on our outstanding shares of common stock to the stockholders of record as of the close of business on November 4, 2019 and a change in the estimated value of the Company’s investment in units of the SREIT, calculated in accordance with the estimated value per share approved by our board of directors on December 4, 2019 and then adjusted to exclude the value of our investment in units of the SREIT of $257.8 million as of December 3, 2019, which currently is not subject to an asset management fee, this new fixed management fee would have been approximately $1.9 million per month. By comparison, the existing asset management fee incurred by us for the nine months ended September 30, 2019 was approximately $2.2 million per month.
The new management fee will not be subject to the deferrals described above with respect to our current asset management fee. This could result in the advisor or its affiliate receiving management fees sooner than it otherwise would under our current asset management fee arrangement, depending on our MFFO relative to our distributions.
The new management fee may be paid, at our advisor’s (or its affiliate’s) election, in cash, shares of our common stock or units of our Operating Partnership. To the extent that our advisor (or its affiliate) elects to receive any portion of the management fee in shares of common stock or units of our Operating Partnership, we may repurchase such shares or units of our Operating Partnership from our advisor or its affiliate at a later date. Shares of our common stock and units of our Operating Partnership obtained by our advisor or its affiliate will not be subject to the repurchase limits of our share redemption program or any Early Redemption Deduction. The Operating Partnership will repurchase any such Operating Partnership units for cash unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or our charter, in which case such Operating Partnership units will be repurchased for shares of our common stock with an equivalent aggregate NAV. Our advisor or its affiliates will have registration rights with respect to shares of our common stock.
•Incentive Fee. Please see “Revised Incentive Fee” below for a description of our current intentions with respect to the incentive fee payable to our advisor or its affiliate.
•Disposition Fees. Pursuant to our advisory agreement currently in effect with the advisor, for substantial assistance in connection with the sale of properties or other investments, we currently pay our advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, that if in connection with such disposition commissions are paid to third parties unaffiliated with our advisor, the fee paid to our advisor and its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the disposition fees paid to our advisor, its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price.
We intend to eliminate this fee as part of the Proposed NAV REIT Conversion.
•Operating Expenses. Pursuant to our advisory agreement currently in effect with the advisor, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. With respect to employee costs, at this time our advisor and its affiliates only expect to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor and its affiliates may seek reimbursement for additional employee costs. We will not reimburse our advisor and its affiliates for the salaries and benefits our advisor or its affiliates may pay our executive officers. In addition, we reimburse our advisor and its affiliates for certain of our direct costs incurred from third parties that were initially paid by our advisor or its affiliates on our behalf.
We have also entered into a fee reimbursement agreement with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the Depository Trust Clearing Corporation (“DTCC”) Alternative Investment Product Platform with respect to certain accounts of our investors serviced through the platform.
We do not expect any change to the foregoing in connection with the Proposed NAV REIT Conversion.

Revised Incentive Fee
Description of Current Incentive Fee
Pursuant to our advisory agreement currently in effect with the advisor, the advisor is due a subordinated participation in our net cash flows (the “Subordinated Participation in Net Cash Flows”) upon meeting certain performance goals. After our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) an 8.0% per year cumulative, noncompounded return on such net invested capital, the advisor is entitled to receive 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the advisor. The 8.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 8.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 8.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 8.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if the advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than an 8.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange.
Alternatively, pursuant to our advisory agreement currently in effect with the advisor, the advisor is due a subordinated incentive listing fee (the “Subordinated Participation Listing Fee”) upon a listing of our common stock on a national securities exchange equal to 15.0% of the amount by which (i) the market value of our outstanding stock plus distributions paid by us (including distributions that may constitute a return of capital for federal income tax purposes) prior to listing exceeds (ii) the sum of our stockholders’ net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return on such amount. The 8.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 8.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 8.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 8.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive the listing fee. In fact, if our advisor is entitled to the listing fee, the returns of our stockholders will differ, and some may be less than an 8.0% per year cumulative, noncompounded return.
Neither the Subordinated Participation in Net Cash Flows nor the Subordinated Participation Listing Fee are currently payable to our advisor, and there is no guarantee that they will ever be payable. Most likely, we would need to list our shares on a national securities exchange or liquidate substantially all of our assets for one of these fees to be payable, and we would have to have met the requisite threshold for payment of the fee. Solely for purposes of determining the estimated net asset value of our company as of September 30, 2019, adjusted to give effect to the October 23, 2019 authorization of a special dividend of $0.80 per share on our outstanding shares of common stock to the stockholders of record as of the close of business on November 4, 2019 and a change in the estimated value of the Company’s investment in units of the SREIT, calculated in accordance with the estimated value per share approved by our board of directors on December 4, 2019, the advisor calculated the potential liability related to the Subordinated Participation in Net Cash Flows based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The advisor estimated the fair value of this liability to be approximately $30 million or $0.17 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.

Reasons for Proposing Changes to Incentive Fee Structure
The triggering events for the incentive fee structure currently in effect with our advisor are generally expected to occur, if ever, upon a listing of our shares of stock on a national securities exchange or a significant distribution of cash in connection with a sale of all or a substantial amount of our assets. These triggering events are inconsistent with a perpetual-life NAV REIT that intends to provide liquidity to its stockholders through a share redemption program and/or periodic self-tender offers. Therefore, in order to properly align our advisor’s and its affiliates’ incentive fee compensation structure with our proposed perpetual-life strategy, we intend to revise the incentive fee structure. Commencing with the launch of our first public offering as a perpetual-life NAV REIT, we intend to implement an annual incentive fee formula that would require us to pay our advisor (or its affiliate) an incentive fee for any given year if certain performance thresholds were met for that year. With respect to our historical performance period from inception through the launch of our first public offering as a perpetual-life NAV REIT, we believe it is appropriate to accelerate the payment of the historical incentive fee so that it does not depend on the currently-existing triggering events. Because the acceleration of this fee is not something we intended to do when we launched our initial public offering, we believe it is appropriate to ask the stockholders for their approval of this acceleration.
Proposed Acceleration of Payment of Current Incentive Fee
We currently intend to accelerate the payment of incentive compensation to the advisor upon our conversion to an NAV REIT by agreeing to pay our advisor, in connection with our conversion to an NAV REIT, an amount equal to the estimated value of the Subordinated Participation in Net Cash Flows based on a hypothetical liquidation of our assets and liabilities at their then-current estimated values used in our NAV calculation at the time of conversion to an NAV REIT, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. Following this transaction, our obligation to pay the Subordinated Participation in Net Cash Flows and the Subordinated Participation Listing Fee would be eliminated.
We expect this acceleration payment would be made in the form of restricted shares of our common stock (“Restricted Shares”) with terms that are still under consideration, but are currently expected to be structured as follows:
•Each Restricted Share would be one share of our common stock.
•The Restricted Shares would be awarded in connection with the launch of a public offering as an NAV REIT.
•The number of Restricted Shares awarded would equal the number of our shares of common stock, valued at the then-current NAV per share at the time of the award (i.e., the NAV per share at the time of our conversion to an NAV REIT), with a value equal to the estimated value of the Subordinated Participation in Net Cash Flows based on a hypothetical liquidation of our assets and liabilities at their then-current estimated values used in the NAV calculation at the time of conversion to an NAV REIT, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The foregoing would be calculated by our advisor (or its affiliate) in its good faith and approved by the conflicts committee, which is composed of all our independent directors.
•The Restricted Shares awarded would vest after two years, provided the advisor or its affiliate is not terminated for “cause” during that time (where “cause” means fraud, criminal conduct if the advisor or its affiliate would have reasonable cause to believe that the conduct was unlawful, willful misconduct, or an uncured material breach of the advisory agreement). Both we and the advisor would have certain rights to accelerate vesting in certain situations, such as a change of control of our company.
•We would agree with the advisor prior to the award of the Restricted Shares to repurchase 50% of the Restricted Shares upon vesting, with the repurchase price determined based on the then-current value of our shares. The main reason we would agree to repurchase 50% of the Restricted Shares upon vesting is to allow the advisor to have cash to pay its taxes.
•The Restricted Shares would be entitled to dividends and have the same voting rights as all other shares of common stock.
•After vesting and excluding the initial repurchase of 50% of the Restricted Shares upon vesting, the shares the advisor receives pursuant to this agreement would not be eligible for redemption under our share redemption program unless the company has satisfied all redemption requests from other stockholders received at that time; this restriction may be lifted in certain situations, such as upon a change of control of our company.

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Because the award of Restricted Shares would be deemed an operating expense under our charter, such award may cause us to exceed the charter limitation on total operating expenses. We expect that any agreement to award Restricted Shares to our advisor would provide that (i) the conflicts committee has determined that the expense to us as a result of such award is justified based on unusual and non-recurring factors and (ii) the advisor will not be required to reimburse us any expenses under this charter provision to the extent that we exceed the limit on total operating expenses as a result of the expense incurred in connection with the award of Restricted Shares. Though the award of Restricted Shares is an expense under our charter and generally accepted accounting principles, the award would not reduce our cash flow from operations.
Proposed Incentive Fee Going Forward
In addition, going forward, commencing upon our conversion to an NAV REIT, we currently intend to replace the incentive fees described above with a new annual performance allocation. We expect that the advisor or one of its affiliates (the “Special Limited Partner”) will own a special limited partner interest in the Operating Partnership. So long as the advisory agreement with our advisor or its affiliate has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that will entitle it to receive an allocation from our Operating Partnership equal to 12.5% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a partial Catch-Up (each term as defined below). Such allocation will be made annually and accrue monthly.
Specifically, the Special Limited Partner will be allocated a performance participation in an amount equal to:
•First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Special Limited Partner equals 5.0% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.
“Total Return” for any period since the end of the prior calendar year shall equal the sum of:
(i)all distributions accrued or paid (without duplication) on the Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year plus
(ii)the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Operating Partnership units, (y) any allocation/accrual to the performance participation interest and (z) applicable distribution fee expenses (including any payments made to us for payment of such expenses).
For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such units.
“Hurdle Amount” for any period during a calendar year means that amount that results in a 6% annualized internal rate of return on the NAV of the Operating Partnership units outstanding at the beginning of the then-current calendar year and all Operating Partnership units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Operating Partnership units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Operating Partnership units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation interest and applicable distribution fee expenses, provided that the calculation of the Hurdle Amount for any period will exclude any Operating Partnership units repurchased during such period, which units will be subject to the performance participation allocation upon repurchase as described below.
Except as described in Loss Carryforward Amount below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Operating Partnership units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation. This is referred to as a “High Water Mark.”
The Special Limited Partner will also be allocated a performance participation with respect to all Operating Partnership units that are repurchased at the end of any month (in connection with redemptions or repurchases of our shares in our share redemption program or otherwise) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation.
Distributions on the performance participation interest may be payable in cash or units of our Operating Partnership at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Operating Partnership units, the Special Limited Partner may request the Operating Partnership to repurchase such Operating Partnership units from the Special Limited Partner at a later date. Any such repurchase requests will not be subject to the Early Repurchase Deduction but will be subject to the same repurchase limits that exist under our share redemption program.
The Operating Partnership will repurchase any such Operating Partnership units for cash unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or our charter, in which case such Operating Partnership units will be repurchased for shares of our common stock with an equivalent aggregate NAV.
The NAV of the Operating Partnership calculated on the last trading day of a calendar year shall be the amount against which changes in NAV are measured during the subsequent calendar year. In our first calendar year of operations as an NAV REIT, the performance participation will be prorated for the portion of the calendar year in which we operate as an NAV REIT.
The measurement of the foregoing net assets change is also subject to adjustment by our board of directors to account for any unit dividend, unit split, recapitalization or any other similar change in the Operating Partnership’s capital structure or any distributions made after our conversion to an NAV REIT that the board of directors deems to be a return of capital (if such changes are not already reflected in the Operating Partnership’s net assets).
The Special Limited Partner will not be obligated to return any portion of the performance participation paid based on our subsequent performance.
Changes in our Operating Partnership’s NAV per unit of each class will generally correspond to changes in our NAV per share of the corresponding class of our common stock. Distributions with respect to the performance participation interest are calculated from the Operating Partnership’s Total Return over a calendar year. As a result, the Special Limited Partner may be entitled to receive compensation under the performance participation for a given year even if some of our stockholders who purchased shares during such year experienced a decline in NAV per share. Similarly, stockholders whose shares are repurchased during a given year may have their shares repurchased at a lower NAV per share as a result of an accrual for the estimated performance participation at such time, even if no performance participation allocation for such year is ultimately payable to the Special Limited Partner at the end of such calendar year.
In the event the advisory agreement is terminated, the Special Limited Partner will be allocated any accrued performance participation with respect to all Operating Partnership units as of the date of such termination.
Conflicts Committee Determination
The conflicts committee has examined the fairness of the transactions described above, and has determined that all such transactions are fair and reasonable to us. The conflicts committee has also determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 5, 2020	The Conflicts Committee of the Board of Directors: Jeffrey A. Dritley (chair), Stuart A. Gabriel, Ph.D. and Ron D. Sturzenegger

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2019, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2019 and 2018, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2019 and 2018, are set forth in the table below.

	2019	2018
Audit fees	$813,000	$673,000
Audit-related fees	—	—
Tax fees	194,251	152,024
All other fees	1,100	1,412
Total	$1,008,351	$826,436

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:
•Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.
•Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•Tax fees - These are fees for all professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-43 through F-45 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

(b)Exhibits

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

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.8
Guaranty Agreement (related to 60 South Sixth Street, Sterling Plaza, One Washingtonian, Towers at Emeryville, Ten Almaden, Legacy Town Center and 500 West Madison), by KBS REIT Properties III, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.9
Mortgage, Assignment of Leases and Rents, Security Agreement (related to 500 West Madison), by KBSIII 500 West Madison, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.10
Mortgage, Assignment of Leases and Rents, Security Agreement (related to RBC Plaza), by KBSIII 60 South Sixth Street, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.11
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of Bank of America, N.A., dated as of November 17, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.12
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of U.S. Bank, National Association, dated as of November 17, 2017, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.13
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of Wells Fargo Bank, National Association, dated as of November 17, 2017, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.14
Term Loan Agreement, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; and KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.15
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (Domain Gateway Project), by KBSIII Domain Gateway, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.16
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (515 Congress Project), by KBSIII 515 Congress, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.17
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing (Gateway Tech Project), by KBSIII 155 North 400 West, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.18
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing (McEwen Project), by KBSIII 1550 West McEwen Drive, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

Ex.	Description

10.19
Recourse Carve-Out Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.20
Payment Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.21
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated December 18, 2018, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.22
Promissory Note, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; KBSIII 1550 West McEwen Drive, LLC and Associated Bank National Association, dated December 18, 2018, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.23
Promissory Note, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; KBSIII 1550 West McEwen Drive, LLC and City National Bank, dated December 18, 2018, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.24
Promissory Note, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; KBSIII 1550 West McEwen Drive, LLC and Fifth Third Bank, dated December 18, 2018, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.25
Promissory Note, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; KBSIII 1550 West McEwen Drive, LLC and Regions Bank, dated December 18, 2018, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.26
Assignment and Assumption Agreement, by and between U.S. Bank National Association and Associated Bank National Association, dated December 18, 2018, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.27
Assignment and Assumption Agreement, by and between U.S. Bank National Association and City National Bank, dated December 18, 2018, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.28
Assignment and Assumption Agreement, by and between U.S. Bank National Association and Fifth Third Bank, dated December 18, 2018, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.29
Assignment and Assumption Agreement, by and between U.S. Bank National Association and Regions Bank, dated December 18, 2018, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.30
First Amendment to Deed of Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, LLC, dated March 14, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed May 15, 2019

10.31
Portfolio Purchase and Sale Agreement and Escrow Instructions between certain subsidiaries of the Company and certain subsidiaries of the Purchaser in the Portfolio Sale, dated June 27, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.32
First Amendment to Portfolio Purchase and Sale Agreement and Escrow Instructions between certain subsidiaries of the Company and certain subsidiaries of the Purchaser in the Portfolio Sale, dated July 16, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

Ex.	Description

10.33
Subscription Agreement of KBS REIT Properties III LLC, dated June 27, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.34
Subscription Agreement Amendment of KBS REIT Properties III LLC, dated July 15, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.35
Set-Off Agreement among certain subsidiaries of the Company, certain subsidiaries of the Purchaser in the Portfolio Sale and the parties named therein, dated June 27, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.36
Set-Off Agreement Amendment among certain subsidiaries of the Company, certain subsidiaries of the Purchaser in the Portfolio Sale and the parties named therein, dated July 17, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.37
Placement Agreement among the parties named therein, dated July 15, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.38
Unit Lending Agreement among the parties named therein, dated July 15, 2019, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.39
Lock-up Letter Agreement by the Company, dated July 8, 2019, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.40
Lock-up Letter Agreement by KBS Limited Partnership III, dated July 8, 2019, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.41
Lock-up Letter Agreement by KBS REIT Holdings LLC, dated July 8, 2019, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.42
Lock-up Letter Agreement by KBS REIT Properties III, dated July 8, 2019, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 9, 2019

10.43
First Modification and Additional Advance Agreement (Long Form), by and among KBSIII Domain Gateway, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, KBSIII 201 17th Street, LLC, U.S. Bank National Association and the Lenders party thereto, dated January 23, 2020

10.44
Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing (201 17th Street Project), by and between KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020

10.45
Junior Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (515 Congress Project), by and among KBSIII 515 Congress, LLC, James A Johnson and U.S. Bank National Association, dated January 23, 2020

10.46
Junior Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (Domain Gateway Project), by and among KBSIII Domain Gateway, LLC, James A Johnson and U.S. Bank National Association, dated January 23, 2020

10.47	Assignment and Assumption Agreement, by and between Fifth Third Bank and U.S. Bank National Association, dated January 23, 2020

10.48	Assumption and Joinder Agreement, by and among KBSIII 201 17th Street, LLC, the other Borrowers thereto and U.S. Bank National Association, dated January 23, 2020

Ex.	Description

10.49
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Associated Bank, National Association, dated January 23, 2020

10.50
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and City National Bank, dated January 23, 2020

10.51
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Regions Bank, dated January 23, 2020

10.52
Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Citizens Bank, dated January 23, 2020

10.53
Second Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020

10.54
Fee Letter, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed May 9, 2018

99.2	Consent of Duff & Phelps, LLC

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Real Estate Investment Trust III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 6, 2020

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Real estate:
Land	$308,920	$309,778
Buildings and improvements	2,092,928	2,027,186
Tenant origination and absorption costs	95,808	131,969
Total real estate held for investment, cost	2,497,656	2,468,933
Less accumulated depreciation and amortization	(444,299)	(386,417)
Total real estate held for investment, net	2,053,357	2,082,516
Real estate held for sale, net	122,264	954,005
Total real estate, net	2,175,621	3,036,521
Cash and cash equivalents	43,984	75,023
Restricted cash	5,288	1,015
Investment in an unconsolidated entity	253,371	—
Rents and other receivables, net	83,446	68,299
Above-market leases, net	566	1,014
Assets related to real estate held for sale, net	—	49,918
Prepaid expenses and other assets	76,651	69,001
Total assets	$2,638,927	$3,300,791
Liabilities and equity
Notes payable, net
Notes payable, net	$1,459,879	$1,567,198
Notes payable related to real estate held for sale, net	—	617,340
Total notes payable, net	1,459,879	2,184,538
Accounts payable and accrued liabilities	71,381	67,265
Due to affiliate	7,886	4,209
Distributions payable	9,392	9,801
Below-market leases, net	9,849	13,660
Liabilities related to real estate held for sale, net	—	3,893
Redeemable common stock payable	—	31,647
Other liabilities	43,526	30,396
Total liabilities	1,601,913	2,345,409
Commitments and contingencies (Note 12)
Redeemable common stock	51,704	24,487
Equity:
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 180,970,743 and 177,523,853 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,810	1,775
Additional paid-in capital	1,600,416	1,555,380
Cumulative distributions in excess of net income	(617,171)	(626,543)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	985,055	930,612
Noncontrolling interest	255	283
Total equity	985,310	930,895
Total liabilities and equity	$2,638,927	$3,300,791

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$355,438	$393,121	$382,578
Other operating income	29,834	33,136	31,471
Total revenues	385,272	426,257	414,049
Expenses:
Operating, maintenance, and management	92,271	101,759	97,477
Real estate taxes and insurance	62,989	69,405	65,325
Asset management fees to affiliate	24,614	27,152	25,905
General and administrative expenses	8,418	9,597	4,723
Depreciation and amortization	141,102	158,847	164,289
Interest expense	114,272	72,209	55,008
Impairment charges on real estate	8,706	—	—
Total expenses	452,372	438,969	412,727
Other income (loss):
Other income	4,089	1,905	649
Other interest income	655	312	170
Equity in (loss) income from unconsolidated entities	(1,443)	2,088	(1)
Loss from extinguishment of debt	(2,229)	(225)	(766)
Gain on sale of real estate, net	327,211	11,942	—
Total other income, net	328,283	16,022	52
Net income	261,183	3,310	1,374
Net loss attributable to noncontrolling interest	28	17	—
Net income attributable to common stockholders	$261,211	$3,327	$1,374
Net income per common share attributable to common stockholders, basic and diluted	$1.49	$0.02	$0.01
Weighted-average number of common shares outstanding, basic and diluted	174,874,422	177,594,478	181,138,045

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$261,183	$3,327	$1,374
Other comprehensive income (loss):
Unrealized income on derivative instruments designated as cash flow hedges	—	95	900
Reclassification adjustment realized in net income (effective portion)	—	(205)	1,508
Total other comprehensive (loss) income	—	(110)	2,408
Total comprehensive income	261,183	3,217	3,782
Total comprehensive loss attributable to noncontrolling interest	28	17	—
Total comprehensive income attributable to common stockholders	$261,211	$3,234	$3,782

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2016	180,890,572	$1,809	$1,591,652	$(398,087)	$(2,298)	$1,193,076	$300	$1,193,376
Net income	—	—	—	1,374	—	1,374	—	1,374
Other comprehensive income	—	—	—	—	2,408	2,408	—	2,408
Issuance of common stock	5,919,223	59	59,726	—	—	59,785	—	59,785
Transfers from redeemable common stock	—	—	2,086	—	—	2,086	—	2,086
Redemptions of common stock	(5,945,088)	(59)	(61,812)	—	—	(61,871)	—	(61,871)
Distributions declared	—	—	—	(117,738)	—	(117,738)	—	(117,738)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Balance, December 31, 2017	180,864,707	$1,809	$1,591,640	$(514,451)	$110	$1,079,108	$300	$1,079,408
Net income	—	—	—	3,327	—	3,327	(17)	3,310
Other comprehensive loss	—	—	—	—	(110)	(110)	—	(110)
Issuance of common stock	5,034,086	50	56,086	—	—	56,136	—	56,136
Transfers from redeemable common stock	—	—	3,649	—	—	3,649	—	3,649
Redemptions of common stock	(8,374,940)	(84)	(95,980)	—	—	(96,064)	—	(96,064)
Distributions declared	—	—	—	(115,419)	—	(115,419)	—	(115,419)
Other offering costs	—	—	(15)	—	—	(15)	—	(15)
Balance, December 31, 2018	177,523,853	$1,775	$1,555,380	$(626,543)	$—	$930,612	$283	$930,895
Net income	—	—	—	261,211	—	261,211	(28)	261,183
Issuance of common stock	4,527,465	45	51,659	—	—	51,704	—	51,704
Transfers from redeemable common stock	—	—	4,427	—	—	4,427	—	4,427
Redemptions of common stock	(8,801,788)	(88)	(100,908)	—	—	(100,996)	—	(100,996)
Stock distribution issued	7,721,213	78	89,874	(89,952)	—	—	—	—
Distributions declared	—	—	—	(161,887)	—	(161,887)	—	(161,887)
Other offering costs	—	—	(16)	—	—	(16)	—	(16)
Balance, December 31, 2019	180,970,743	$1,810	$1,600,416	$(617,171)	$—	$985,055	$255	$985,310

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$261,183	$3,310	$1,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,102	158,847	164,289
Impairment charges on real estate	8,706	—	—
Equity in loss (income) of unconsolidated entities	1,443	(2,088)	1
Deferred rents	(6,224)	(9,063)	(12,402)
Loss due to property damage	—	—	8,401
Bad debt expense	—	1,230	1,863
Amortization of above- and below-market leases, net	(3,515)	(5,350)	(6,710)
Amortization of deferred financing costs	5,385	6,356	4,952
Loss from extinguishment of debt	2,229	225	766
Unrealized losses (gains) on derivative instruments	35,664	(11,192)	(10,509)
Gain on sale of real estate	(327,211)	(11,942)	—
Changes in operating assets and liabilities:
Rents and other receivables	(10,600)	(11,230)	(5,220)
Prepaid expenses and other assets	(32,947)	(21,476)	(25,126)
Accounts payable and accrued liabilities	(933)	1,236	5,373
Other liabilities	(7,114)	1,154	(2,731)
Due to affiliates	3,460	910	118
Net cash provided by operating activities	70,628	100,927	124,439
Cash Flows from Investing Activities:
Improvements to real estate	(79,931)	(88,721)	(81,949)
Proceeds from sale of real estate, net	931,489	41,649	—
Proceeds from the sale of equity securities	16,186	—	—
Payments for construction in progress	(21,706)	(34,229)	(45,734)
Investment in an unconsolidated entity	—	(426)	(33,708)
Payments of post-closing acquisition costs	(1,014)	—	—
Purchase of joint venture partner's equity interest	—	(28,268)	—
Escrow deposits for tenant improvements	972	1,111	(2,084)
Insurance proceeds received for property damage	867	4,629	—
Net cash provided by (used in) investing activities	846,863	(104,255)	(163,475)
Cash Flows from Financing Activities:
Proceeds from notes payable	377,589	507,909	942,184
Principal payments on notes payable	(1,107,369)	(335,243)	(778,670)
Payments of deferred financing costs	(2,609)	(3,243)	(11,206)
Payments to redeem common stock	(100,996)	(96,064)	(61,871)
Payments of prepaid other offering costs	(264)	—	—
Payments of other offering costs	(16)	(15)	(12)
Distributions paid to common stockholders	(110,592)	(59,464)	(57,971)
Net cash (used in) provided by financing activities	(944,257)	13,880	32,454
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,766)	10,552	(6,582)
Cash, cash equivalents and restricted cash, beginning of period	76,038	65,486	72,068
Cash, cash equivalents and restricted cash, end of period	$49,272	$76,038	$65,486
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,711, $2,832 and $2,433 for the years ended December 31, 2019, 2018 and 2017, respectively	$75,471	$76,107	$58,472
Supplemental Disclosure of Noncash Investing and Financing Activities:
Equity securities received in connection with the portfolio sale	$271,000	$—	$—
Distributions payable	$9,392	$9,801	$9,982
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$51,704	$56,136	$59,785
Redeemable common stock payable	$—	$31,647	$18,869
Accrued improvements to real estate	$26,310	$17,426	$24,731
Construction in progress payable	$2,144	$5,148	$4,360
Acquisition fee related to construction in progress due to affiliate	$1,133	$916	$566
Acquisition fee on unconsolidated joint venture due to affiliate	$—	$—	$290
Real estate consolidated in connection with joint venture purchase	$—	$132,100	$—
Note payable assumed in connection with joint venture purchase	$—	$66,570	$—
Liabilities assumed in connection with joint venture purchase	$—	$3,173	$—

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2019, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of December 31, 2019, the Company owned 18 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop a multifamily apartment complex, which was completed and held for sale as of December 31, 2019. In addition, the Company owned an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”), which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of December 31, 2019, the Company had also sold 32,454,002 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $332.6 million. Also as of December 31, 2019, the Company had redeemed 28,489,097 shares sold in the Offering for $311.4 million.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the years ended December 31, 2018 and 2017, the Company reclassified $72.2 million and $68.0 million, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
In addition, during the year ended December 31, 2019, the Company sold 11 office properties and classified one multifamily apartment complex as held for sale. As a result, certain assets and liabilities related to these properties were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Revenue Recognition - Operating Leases
Real Estate
On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) including the package of practical expedients (“Topic 842”) for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.
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
December 31, 2019

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
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
December 31, 2019

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the year ended December 31, 2019, the Company recorded an $8.7 million impairment loss on its real estate and related intangible assets. See Note 3, “Real Estate Held for Investment - Impairment of Real Estate.” The Company did not record any impairment loss on its real estate and related intangible assets during the years ended December 31, 2018 and 2017.
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows or the expected hold period until the eventual disposition could result in incorrect conclusions on recoverability and incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected.  Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements.  Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.  Operating results of properties and related gains on sale of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2019, 2018 and 2017 are included in continuing operations on the Company’s consolidated statements of operations.
Investments in Unconsolidated Joint Ventures
The Company accounts for investments in joint ventures or entities over which the Company may exercise significant influence, but does not control, and for investments in joint ventures that qualify as variable interest entities of which the Company is not the primary beneficiary using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the entity’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated entity as equity in income (loss) of unconsolidated entities on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated entity for other-than-temporary impairments. As of December 31, 2019, the Company did not identify any indicators of impairment related to its unconsolidated real estate entity accounted for under the equity method.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2019.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2019. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2019

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
December 31, 2019

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

On December 3, 2018, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $12.02 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2018, with the exception of an adjustment to the Company’s net asset value for the acquisition and assumed loan costs related to the Company’s buyout of a joint venture partner’s equity interest in a joint venture that closed subsequent to September 30, 2018 and a reduction to the Company’s net asset value for deferred financing costs related to a portfolio revolving loan facility that closed subsequent to September 30, 2018. The change in the dividend reinvestment plan purchase price was effective for the January 2, 2019 dividend reinvestment plan purchase date and was effective until the estimated value per share was updated. Commencing with the January 2, 2019 purchase date and until the estimated value per share was updated, the purchase price per share under the dividend reinvestment plan was $11.42.
On December 4, 2019, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $11.65 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of adjustments to the Company’s net asset value to give effect to (i) the October 23, 2019 authorization of a special dividend of $0.80 per share on the outstanding shares of common stock of the Company to the stockholders of record as of the close of business on November 4, 2019 (the “Special Dividend”) and (ii) the change in the estimated value of the Company’s investment in units of Prime US REIT (SGX Ticker: “OXMU”) as of December 3, 2019. The change in the dividend reinvestment plan purchase price was effective for the January 2, 2020 dividend reinvestment plan purchase date and is effective until the estimated value per share is updated. Commencing with the January 2, 2020 purchase date and until the estimated value per share is updated, the purchase price per share under the dividend reinvestment plan is $11.07.
No selling commissions or dealer manager fees will be paid on shares sold under the dividend reinvestment plan. The board of directors of the Company may amend or terminate the dividend reinvestment plan for any reason upon 10 days’ notice to participants.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Redeemable Common Stock
The Company’s board of directors has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.
There are several limitations on the Company’s ability to redeem shares under the share redemption program:
•Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions;” all redemptions that do not meet the requirements for a Special Redemption are “Ordinary Redemptions”), the Company may not redeem shares unless the stockholder has held the shares for one year.
•During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year, provided that once the Company has received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. Notwithstanding anything contained in the share redemption program to the contrary, the Company may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to its stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders.
•During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
Pursuant to the share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. From January 1, 2017 through June 8, 2018, the redemption price for Ordinary Redemptions was as follows:
•For those shares held by the redeeming stockholder for at least one year, 92.5% of the Company’s most recent estimated value per share as of the applicable redemption date;
•For those shares held by the redeeming stockholder for at least two years, 95.0% of the Company’s most recent estimated value per share as of the applicable redemption date;
•For those shares held by the redeeming stockholder for at least three years, 97.5% of the Company’s most recent estimated value per share as of the applicable redemption date; and
•For those shares held by the redeeming stockholder for at least four years, 100% of the Company’s most recent estimated value per share as of the applicable redemption date.
Effective June 8, 2018, Ordinary Redemptions are made at a price per share equal to 95% of the Company’s most recent estimated value per share as of the applicable redemption date.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

On December 4, 2019, the Company’s board of directors approved an estimated value per share of its common stock of $11.65 (unaudited) as described above under “— Dividend Reinvestment Plan.” The estimated value per share became effective for the December 2019 redemption date, which was December 31, 2019. The Company currently expects to utilize an independent valuation firm to update its estimated value per share no later than December 2020.
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
Based on the amount of net proceeds raised from the sale of shares under the Company’s dividend reinvestment plan during 2018, the Company had an aggregate of $56.1 million available for redemptions in 2019, including the reserve for Special Redemptions. Based on this limitation, as of March 1, 2019, the Company exhausted all funds available for Ordinary Redemptions in 2019. On August 8, 2019, the Company’s board of directors approved an increase of the funding available for Ordinary Redemptions for calendar year 2019 by up to an additional $40.0 million, which including redemptions fulfilled through that date and the remaining amount reserved for Special Redemptions, increased the share redemption program to the maximum amount for 2019. The Company exhausted all funds available for Ordinary Redemptions in 2019 on the August 2019 redemption date. As a result of the pending issuance of shares as a result of the Special Dividend paid in December 2019, the Company’s board of directors delayed the processing of Special Redemptions that otherwise would have occurred on the last business day of November 2019 until the last business day of December 2019.
In December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions under the Company’s share redemption program. All Ordinary Redemption requests that had been received were canceled and no Ordinary Redemptions will be accepted or collected during the suspension of the share redemption program. However, any redemptions sought in connection with and meeting the requirements for a Special Redemptions would still be eligible and continue to be processed in accordance with the current share redemption program, subject to the amount of net proceeds raised from the sale of shares under the Company’s dividend reinvestment plan during 2019, or $51.7 million, including the reserve for Special Redemptions.
The Company’s board of directors may amend, suspend or terminate the share redemption program upon 10 business days’ notice to stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) (which liquidated in December 2018), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) (which liquidated in December 2018), Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II each entered into advisory agreements with a new external advisor, Pacific Oak Capital Advisors, LLC. Pacific Oak Capital Advisors, LLC is part of a group of companies formed, owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan, continue to indirectly own a 33 1/3% interest in the Advisor and the Dealer Manager.
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement, the Dealer Manager Agreement or the AIP Reimbursement Agreement. See Note 10, “Related Party Transactions.”
Acquisition and Origination Fees
The Company pays the Advisor an acquisition fee equal to 1.0% of the cost of investments acquired, including the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of such investments, acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee equal to 1.0% of the amount to be funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of these loans. The Company does not pay an acquisition fee with respect to investments in loans. No acquisition or origination fees were paid in connection with the Company’s investment in units of the SREIT.
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. Commencing January 1, 2011, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. Prior to the Singapore Transaction (defined herein) closing on July 19, 2019, the Company and the Advisor had agreed to evenly divide certain costs and expenses related to the Singapore Transaction. The Company incurred a total of $4.1 million of costs related to the Singapore Transaction, which were reimbursable by the SREIT upon a successful closing. These costs included legal, audit, tax, printing and other out-of-pocket costs that the Company incurred related to the Singapore Transaction. As of December 31, 2019, all of these costs had been reimbursed to the Company from the Advisor upon the Advisor receiving the reimbursement from the SREIT.
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
No asset management fee is currently paid on the Company’s investment in units of the SREIT.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

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
Disposition Fee
For substantial assistance in connection with the sale of properties or other investments, the Company pays the Advisor or one of its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Advisor or one of its affiliates, the fee paid to the Advisor or one of its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the disposition fees paid to the Advisor or one of its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. No disposition fees will be paid with respect to any sales of the Company’s investment in units of the SREIT.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2019. As of December 31, 2019, the returns for calendar years 2015 through 2018 remain subject to examination by major tax jurisdictions.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2019, 2018 and 2017, respectively.
On October 23, 2019, the Company’s board of directors authorized the Special Dividend in the amount of $0.80 per share of common stock to stockholders of record as of the close of business on November 4, 2019. Accordingly on December 12, 2019, the Company paid $48.5 million (35%) in cash and issued $90.0 million (65%) in stock pursuant to the Special Dividend.
Including the Special Dividend paid in December 2019, distributions declared per common share were $1.450, $0.650 and $0.650 during the years ended December 31, 2019, 2018 and 2017, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2017 through December 31, 2018. For each day that was a record date for distributions during the period from January 1, 2017 through December 31, 2018, distributions were calculated at a rate of $0.00178082 per share per day. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions for each month during the period commencing January 2019 through December 2019 and during this period, other than the Special Dividend, distributions were based on a monthly record date. For each monthly record date for distributions during the period from January 1, 2019 through December 31, 2019, distributions were calculated at a rate of $0.05416667 per share.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments.  The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other.  Accordingly, the Company aggregated its investments in real estate properties into one reportable business segment.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other measures, including annualized base rent and annualized base rent per square foot, used to describe real estate investments included in these notes to the consolidated financial statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  The Company does not expect the adoption of ASU No. 2016-13 will have a material impact on its financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement.  In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company does not expect the adoption of ASU No. 2018-13 will have a material impact on its financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

3. REAL ESTATE
Real Estate Held for Investment
As of December 31, 2019, the Company’s real estate portfolio held for investment was composed of 18 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.8 million rentable square feet. As of December 31, 2019, the Company’s real estate portfolio held for investment was collectively 86% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Domain Gateway	09/29/2011	Austin	TX	Office	$46,071	$(11,004)	$35,067
Town Center	03/27/2012	Plano	TX	Office	126,745	(32,168)	94,577
McEwen Building	04/30/2012	Franklin	TN	Office	37,412	(8,977)	28,435
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	27,818	(7,788)	20,030
RBC Plaza	01/31/2013	Minneapolis	MN	Office	152,927	(44,265)	108,662
Preston Commons	06/19/2013	Dallas	TX	Office	118,094	(24,055)	94,039
Sterling Plaza	06/19/2013	Dallas	TX	Office	82,309	(17,049)	65,260
201 Spear Street	12/03/2013	San Francisco	CA	Office	148,447	(20,237)	128,210
Accenture Tower (2)	12/16/2013	Chicago	IL	Office	449,980	(86,442)	363,538
Anchor Centre	05/22/2014	Phoenix	AZ	Office	97,436	(19,071)	78,365
Ten Almaden	12/05/2014	San Jose	CA	Office	125,498	(21,415)	104,083
Towers at Emeryville (3)	12/23/2014	Emeryville	CA	Office	208,924	(33,805)	175,119
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,340	(25,493)	125,847
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	100,914	(3,496)	97,418
201 17th Street	06/23/2015	Atlanta	GA	Office	103,894	(18,984)	84,910
515 Congress	08/31/2015	Austin	TX	Office	123,436	(17,451)	105,985
The Almaden	09/23/2015	San Jose	CA	Office	179,288	(22,794)	156,494
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,834	(7,028)	53,806
Carillon	01/15/2016	Charlotte	NC	Office	156,289	(22,777)	133,512
					$2,497,656	$(444,299)	$2,053,357
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) This property was formerly known as 500 West Madison and was re-named Accenture Tower in connection with the Company’s re-branding strategy for this property.
(3) On July 18, 2019, the Company sold one of the buildings at Towers at Emeryville. See Note 4, “Real Estate Dispositions” for more information.
As of December 31, 2019, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$363,538	13.8%	$31,445	$27.97	77.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2019, the leases had remaining terms, excluding options to extend, of up to 17.6 years with a weighted-average remaining term of 4.8 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.8 million and $11.8 million as of December 31, 2019 and 2018, respectively. No material tenant credit issues have been identified at this time. During the year ended December 31, 2019, the Company recorded an adjustment to rental income of $2.0 million for lease payments that were deemed not probable of collection and a net recovery of bad debt of $0.4 million, which was included in operating, maintenance and management expense in the accompanying consolidated statements of operations. During the years ended December 31, 2018 and 2017, the Company recorded bad debt expense of $1.2 million and $1.9 million, respectively, which was included in operating, maintenance and management expense in the accompanying consolidated statements of operations.
During the years ended December 31, 2019, 2018 and 2017, the Company recognized deferred rent from tenants of $6.2 million, $9.1 million and $12.4 million, respectively. As of December 31, 2019 and 2018, the cumulative deferred rent balance was $80.0 million and $62.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $21.0 million and $11.1 million of unamortized lease incentives as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

2020	$218,688
2021	211,002
2022	187,343
2023	160,683
2024	140,664
Thereafter	580,149
$1,498,529

As of December 31, 2019, the Company’s office and office/retail properties were leased to approximately 660 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Finance	131	$40,740	18.3%
Real Estate	58	25,227	11.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2019, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Geographic Concentration Risk
As of December 31, 2019, the Company’s net investments in real estate in California, Texas and Illinois represented 21%, 15% and 14% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
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
In July 2019, all repairs were completed and the Company had received insurance proceeds related to the claim.
Impairment of Real Estate
During the year ended December 31, 2019, the Company recorded impairment charges of $8.7 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property at March 31, 2019. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates. The Company did not record any impairment charges on its real estate properties during the years ended December 31, 2018 and 2017.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

4. REAL ESTATE DISPOSITIONS
During the year ended December 31, 2019, the Company disposed of 11 real estate properties and classified a multifamily apartment complex held through a consolidated joint venture as held for sale. During the year ended December 31, 2018, the Company disposed of one office property.
On July 18, 2019, the Company, through 12 wholly owned subsidiaries, sold 11 of its properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, which was listed on the Singapore Stock Exchange (“SGX”) on July 19, 2019 (the “Singapore Transaction”). The Singapore Portfolio consisted of the following properties: Tower I at Emeryville, Emeryville, California; 222 Main, Salt Lake City, Utah; Village Center Station, Greenwood Village, Colorado; Village Center Station II, Greenwood Village, Colorado; 101 South Hanley, St. Louis, Missouri; Tower on Lake Carolyn, Irving, Texas; Promenade I & II at Eilan, San Antonio, Texas; CrossPoint at Valley Forge, Wayne, Pennsylvania; One Washingtonian Center, Gaithersburg, Maryland; Reston Square, Reston, Virginia; and 171 17th Street, Atlanta, Georgia. The sale of the Singapore Portfolio to the SREIT closed on July 18, 2019. The sale price of the Singapore Portfolio was $1.2 billion, before third-party closing costs, closing credits and other costs of approximately $20.0 million and excluding any disposition fees payable to the Advisor. Pursuant to a set-off agreement, as amended, $271.0 million of the consideration payable by the SREIT under the purchase agreement for the Singapore Portfolio was set-off against the Company’s indirect wholly owned subsidiary’s (“REIT Properties III”) payment obligations for its two subscriptions for units in the SREIT. As such, on July 19, 2019, REIT Properties III acquired 307,953,999 units in the SREIT at an aggregate price of $271 million representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted by REIT Properties III to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. See Note 6, “Investment in Unconsolidated Entities.” The carrying value of the Singapore Portfolio as of the disposition date was $885.2 million, which was net of $182.7 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $327.2 million related to the disposition of the Singapore Portfolio.
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
The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Assets related to real estate held for sale:
Total real estate, at cost	$127,346	$1,104,578
Accumulated depreciation and amortization	(5,082)	(150,573)
Real estate held for sale, net	122,264	954,005
Other assets	—	49,918
Total assets related to real estate held for sale	$122,264	$1,003,923
Liabilities related to real estate held for sale:
Notes payable, net	—	617,340
Other liabilities	—	3,893
Total liabilities related to real estate held for sale	$—	$621,233

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

The results of operations for the Singapore Portfolio, Rocklin Corporate Center and the multifamily apartment complex held through a consolidated joint venture during the years ended December 31, 2019, 2018 and 2017 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Singapore Portfolio, Rocklin Corporate Center and the multifamily apartment complex held through a consolidated joint venture for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues
Rental income	$65,902	$107,485	$102,006
Other operating income	7,390	12,327	11,145
Total revenues	$73,292	$119,812	$113,151
Expenses
Operating, maintenance, and management	$18,088	$29,330	$27,502
Real estate taxes and insurance	8,853	15,627	15,341
Asset management fees to affiliate	5,233	7,288	6,820
Depreciation and amortization	29,603	46,856	43,640
Interest expense	18,119	21,447	17,366
Total expenses	$79,896	$120,548	$110,669

5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW
MARKET LEASE LIABILITIES
As of December 31, 2019 and 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Cost	$95,808	$131,969	$2,661	$3,977	$(25,630)	$(31,046)
Accumulated Amortization	(56,886)	(77,447)	(2,095)	(2,963)	15,781	17,386
Net Amount	$38,922	$54,522	$566	$1,014	$(9,849)	$(13,660)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Amortization	$(21,072)	$(31,201)	$(41,090)	$(955)	$(1,712)	$(2,285)	$4,470	$7,062	$8,995

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2019 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2020	$(10,083)	$(117)	$2,924
2021	(8,551)	(101)	2,681
2022	(6,189)	(86)	1,910
2023	(4,374)	(73)	1,256
2024	(2,964)	(69)	534
Thereafter	(6,761)	(120)	544
	$(38,922)	$(566)	$9,849
Weighted-Average Remaining Amortization Period	5.5 years	6.0 years	4.1 years

6. INVESTMENT IN UNCONSOLIDATED ENTITIES
Investment in Prime US REIT
In connection with the Singapore Transaction, on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $0.88 per unit representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT. As of December 31, 2019, REIT Properties III held 289,561,899 units of the SREIT which represented 31.3% of the outstanding units of the SREIT. As of December 31, 2019, the aggregate value of the Company’s investment in the units of the SREIT was $279.4 million, which was based on the closing price of the SREIT units on the SGX of $0.97 per unit as of December 31, 2019.
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
The Company has concluded that based on its 31.3% ownership interest as of December 31, 2019, it exercises significant influence over the operations, financial policies and decision making with respect to its investment in the SREIT. Accordingly, the Company has accounted for its investment in the SREIT under the equity method of accounting as of December 31, 2019. Income is allocated according to the Company’s ownership interest at each month-end and recorded as equity income (loss) from unconsolidated entity. Any dividends received from the SREIT reduces the carrying amount of the investment.
As of December 31, 2019, the book value of the Company’s investment in the SREIT was $253.4 million. For the period from July 19, 2019 to December 31, 2019, the Company recorded $1.4 million of equity in loss from unconsolidated entity related to its investment in the SREIT.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

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

As of
December 31, 2019
Assets:
Real estate, net	$1,201,050
Cash and cash equivalents	37,862
Other assets	21,628
Total assets:	$1,260,540
Liabilities and equity
Notes payable, net	432,824
Accounts payable and other liabilities	40,716
Equity	787,000
Total liabilities and equity	$1,260,540

For the Period from July 19, 2019 to December 31, 2019
Revenues	$61,183
Expenses:
Operating, maintenance, and management	12,585
Real estate taxes and insurance	7,862
Asset management fees	2,977
General and administrative expenses	1,083
Depreciation and amortization	27,348
Interest expense	13,973
Total expenses	65,828
Other income	40
Net loss	(4,605)
Equity in loss of unconsolidated entity	$(1,443)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Investment in Village Center Station II
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
In accordance with the FASB ASC 810, Consolidation, upon the initial consolidation of a VIE that is not considered a business, the difference between (a) the sum of the total fair value of the consideration plus the reported amount of previously held interests and (b) the sum of the individual fair values of the net assets is recognized as a gain or loss. At acquisition, the fair value based on a third-party appraisal of Village Center Station II was $132.1 million, which was allocated to the assets and liabilities acquired. The Company allocated $8.6 million to land, $109.0 million to building and improvements and $14.5 million to tenant origination and absorption costs. The Company’s total cost basis was $130.1 million, which includes the Company’s investment in the unconsolidated joint venture, the consideration paid to purchase the Developer’s 25% equity interest, debt assumed from the joint venture, and acquisition fees and expenses. As a result, the Company recorded a remeasurement gain of $2.0 million as a result of change in control, which was included in equity income from unconsolidated entities during the year ended December 31, 2018. During the year ended December 31, 2018, the Company recognized $2.1 million of equity in income from the Village Center Station II Joint Venture.
On July 18, 2019, the Company sold Village Center Station II as part of the Singapore Transaction. See Note 4, “Real Estate Dispositions.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

7. NOTES PAYABLE
As of December 31, 2019 and 2018, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Principal as of December 31, 2019	Principal as of December 31, 2018	Contractual Interest Rate as of December 31, 2019 (1)	Effective Interest Rate as of December 31, 2019 (1)	Payment Type	Maturity Date (2)
Portfolio Loan (3)	$—	$84,484	(3)	(3)	(3)	(3)
222 Main Mortgage Loan (3)	—	97,522	(3)	(3)	(3)	(3)
Anchor Centre Mortgage Loan	49,043	49,647	One-month LIBOR + 1.50%	3.19%	Principal & Interest	06/01/2020
171 17th Street Mortgage Loan (3)	—	84,460	(3)	(3)	(3)	(3)
Reston Square Mortgage Loan (3)	—	29,479	(3)	(3)	(3)	(3)
101 South Hanley Mortgage Loan (3)	—	43,090	(3)	(3)	(3)	(3)
3003 Washington Boulevard Mortgage Loan (4)	—	90,378	(4)	(4)	(4)	(4)
201 17th Street Mortgage Loan (5)	64,750	64,428	One-month LIBOR + 1.40%	3.43%	Interest Only	08/01/2020
CrossPoint at Valley Forge Mortgage Loan (3)	—	51,000	(3)	(3)	(3)	(3)
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
Promenade I & II at Eilan Mortgage Loan (3)	—	37,300	(3)	(3)	(3)	(3)
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	3.15%	Interest Only	01/05/2024
Carillon Mortgage Loan	111,000	92,197	One-month LIBOR + 1.40%	3.07%	Interest Only	04/11/2024
3001 Washington Boulevard Mortgage Loan (6)	—	32,662	(6)	(6)	(6)	(6)
Hardware Village Loan Facility (7)	—	49,664	(7)	(7)	(7)	(7)
Portfolio Loan Facility (8)	684,225	893,500	One-month LIBOR + 1.80%	3.87%	Interest Only	11/03/2020
Village Center Station II Loan (3)	—	78,343	(3)	(3)	(3)	(3)
Portfolio Revolving Loan Facility (9)	196,113	200,000	One-month LIBOR + 1.50%	3.19%	Interest Only	11/01/2021
3001 & 3003 Washington Mortgage Loan (10)	143,245	—	One-month LIBOR + 1.45%	3.14%	Interest Only (10)	06/01/2024
Total notes payable principal outstanding	$1,466,376	$2,196,154
Deferred financing costs, net	(6,497)	(11,616)
Total Notes Payable, net	$1,459,879	$2,184,538

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2019, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) In connection with the sale of the Singapore Portfolio on July 18, 2019, the Company repaid the entire principal balance and all other sums due under this loan.
(4) On May 21, 2019, the 3003 Washington Boulevard Mortgage Loan was paid off when the Company entered into the 3001 & 3003 Washington Mortgage Loan.
(5) On January 23, 2020, the 201 17th Street Mortgage Loan was paid off and the 201 17th Street property was added to the collateral of the Portfolio Revolving Loan Facility. See Note 13, “Subsequent Events - Modified Portfolio Revolving Loan Facility.”
(6) On February 1, 2019, the 3001 Washington Boulevard Mortgage Loan was paid off.
(7) On September 25, 2019, the Company repaid the entire principal balance and all other sums due under the Hardware Village Loan Facility.
(8) As of December 31, 2019, the Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden, Town Center and Accenture Tower. The face amount of the Portfolio Loan Facility is $912.3 million, of which $684.2 million is term debt and $228.1 million is revolving debt. As of December 31, 2019, the outstanding balance under the loan consisted of $684.2 million of term debt. As of December 31, 2019, an additional $228.1 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan Facility, the Company has an option to increase the loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.31 billion, of which 75% would be term debt and 25% would be revolving debt, subject to certain conditions contained in the loan documents.
(9) As of December 31, 2019, the Portfolio Revolving Loan Facility was secured by 515 Congress, Domain Gateway, the McEwen Building, and Gateway Tech Center. The face amount of the Portfolio Loan Facility is $215.0 million, of which $107.5 million is term debt and $107.5 million is revolving debt. As of December 31, 2019, the outstanding balance under the loan consisted of $107.5 million of term debt and $88.6 million of revolving debt. As of December 31, 2019, the remaining $18.9 million of revolving debt remained available for future disbursements upon the Company meeting certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Revolving Loan Facility, the Company has an option to increase the committed amount of the Portfolio Revolving Loan Facility up to four times with each increase of the committed amount to be at least $15.0 million but no greater than, in the aggregate, an additional $170.0 million so that the committed amount will not exceed $385.0 million, of which 50% would be non-revolving debt and 50% would be revolving debt, with the addition of one or more properties to secure the loan, subject to certain terms and conditions contained in the loan documents. Subsequent to December 31, 2019, the Company entered into a first modification and additional advance agreement with the lenders of the Portfolio Revolving Loan Facility. See Note 13, “Subsequent Events - Modified Portfolio Revolving Loan Facility.”
(10) Represents the payment type required as of December 31, 2019. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
During the years ended December 31, 2019, 2018 and 2017, the Company incurred $114.3 million, $72.2 million and $55.0 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $5.5 million, $6.5 million and $5.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which increased interest expense by $33.1 million for the year ended December 31, 2019 and reduced interest expense by $11.1 million and $3.1 million for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company capitalized $1.7 million, $2.8 million and $2.4 million of interest related to construction in progress for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, $4.5 million and $6.8 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2019 (in thousands):

2020	$798,018
2021	196,113
2022	93,000
2023	—
2024	379,245
Thereafter	—
$1,466,376

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

The Company’s notes payable contain financial debt covenants. As of December 31, 2019, the Company was in compliance with these debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and cap as of December 31, 2019 and 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2019		December 31, 2018			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2019
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	11	$960,963	14	$1,208,957	One-month LIBOR/ Fixed at 1.67% - 2.37%	1.92%	2.1
Interest rate cap (2)	—	$—	1	$100,000	—	—%	—
_____________________
(1) Includes three forward interest rate swaps in the total amount of $140.0 million, which will become effective in 2020 and mature in 2023.
(2) The interest rate cap terminated on January 1, 2019.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2019 and 2018 (dollars in thousands):

		December 31, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	Prepaid expenses and other assets, at fair value	3	$1,553	14	$15,909
Interest rate swaps (1)	Other liabilities, at fair value	8	$(11,404)	—	$—
Interest rate cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—
_____________________
(1) During the year ended December 31, 2019, the Company terminated five interest rate swaps and realized net gains of $33,000, which was recorded as an offset to interest expense. In addition, on July 17, 2019, the Company assigned one interest rate swap to the SREIT with a liability fair value of $9.9 million.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

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

	For the Years Ended December 31,
	2019	2018	2017
Income statement related
Derivatives designated as hedging instruments
Amount of (income) expense recognized on interest rate swaps (effective portion)	$—	$(205)	$1,508
	—	(205)	1,508

Derivatives not designated as hedging instruments
Realized (gain) loss recognized on interest rate swaps	(2,561)	295	5,664
Unrealized loss (gain) on interest rate swaps	35,664	(11,200)	(10,288)
Fair value loss on interest rate cap	—	8	—
	33,103	(10,897)	(4,624)
Increase (decrease) in interest expense as a result of derivatives	$33,103	$(11,102)	$(3,116)

Other comprehensive income related
Unrealized income on derivative instruments	$—	$95	$900

During the years ended December 31, 2019, 2018 and 2017, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges.

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
December 31, 2019

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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2019 and 2018, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,466,376	$1,459,879	$1,469,293	$2,196,154	$2,184,538	$2,202,587

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

As of December 31, 2019, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swap	$1,553	$—	$1,553	$—
Liability derivatives - interest rate swap	(11,404)	—	(11,404)	—

As of December 31, 2019, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$103,000	$—	$—	$103,000
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the year, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the year ended December 31, 2019, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. See Note 3, “Real Estate Held for Investment – Impairment of Real Estate” for a further discussion on the impaired real estate property.

10. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS REIT I (which liquidated in December 2018), KBS REIT II, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019), KBS Legacy Partners Apartment REIT (which liquidated in December 2018), Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019) and KBS Growth & Income REIT.
On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II each entered into advisory agreements with a new external advisor, Pacific Oak Capital Advisors, LLC. Pacific Oak Capital Advisors, LLC is part of a group of companies formed, owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan, continue to indirectly own a 33 1/3% interest in the Advisor and the Dealer Manager.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

As of January 1, 2017, the Company, together with KBS REIT I, KBS REIT II, KBS Growth & Income REIT, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. At the June 2017 renewal, KBS REIT I elected to cease participation in the program and obtained separate insurance coverage. At the June 2018 renewal, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2019, 2018 and 2017, respectively, and any related amounts payable as of December 31, 2019 and 2018 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2019	2018	2017	2019	2018
Expensed
Asset management fees (1)	$24,614	$27,152	$25,905	$6,674	$2,559
Reimbursement of operating expenses (2) (3)	1,453	3,612	327	79	734
Disposition fees (4)	9,483	429	—	—	—
Capitalized
Acquisition fee on development project	217	350	445	1,133	916
Acquisition fee on unconsolidated joint venture	—	674	613	—	—
Asset management fees on development project	—	—	48	—	—
Asset management fee on unconsolidated joint venture	—	—	14	—	—
	$35,767	$32,217	$27,352	$7,886	$4,209
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $357,000, $325,000 and $242,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2019, 2018 and 2017. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Prior to the Singapore Transaction closing on July 19, 2019, the Company and the Advisor had agreed to evenly divide certain costs and expenses related to the Singapore Transaction. The Company incurred a total of $4.1 million of costs related to the Singapore Transaction, which were reimbursable by the SREIT upon a successful closing. These costs included legal, audit, tax, printing and other out-of-pocket costs that the Company incurred related to the Singapore Transaction. As of December 31, 2019, all of these costs had been reimbursed to the Company from the Advisor upon the Advisor receiving the reimbursement from the SREIT.
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage.  During each of the years ended December 31, 2019, 2018 and 2017, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.
For each of the years ended December 31, 2018 and 2017, the Advisor reimbursed the Company $0.2 million for property insurance rebates.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

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
As of December 31, 2018, the Company had accrued and deferred payment of $2.6 million of asset management fees under the Advisory Agreement, which were subsequently paid in February 2019. As of December 31, 2019, the Company had accrued and deferred payment of $6.7 million of asset management fees under the Advisory Agreement.
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
During the year ended December 31, 2019, the Company recognized $0.3 million of revenue related to this lease. During each of the years ended December 31, 2018 and 2017, the Company recognized $0.2 million of revenue related to this lease.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Portfolio Sale
On July 18, 2019, the Company sold the Singapore Portfolio to the SREIT, which is affiliated with Charles J. Schreiber, Jr., the Company’s Chief Executive Officer, President, Chairman of the Board and one of the Company’s directors. The sale price of the Singapore Portfolio was $1.2 billion, before third-party closing costs, closing credits and other costs of approximately $20.0 million and excluding disposition fees paid to the Advisor of $9.5 million. In connection with the Singapore Transaction, the Company repaid $613.1 million of outstanding debt secured by the properties in the Singapore Portfolio. Pursuant to a set-off agreement, as amended, $271.0 million of the consideration payable by the SREIT under the purchase agreement for the Singapore Portfolio was set-off against REIT Properties III’s payment obligations for its two subscriptions for units in the SREIT. As such, on July 19, 2019, REIT Properties III acquired 307,953,999 units in the SREIT at an aggregate price of $271.0 million representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted by REIT Properties III to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. As of December 31, 2019, the SREIT did not own any properties other than the Singapore Portfolio. See Note 4, “Real Estate Dispositions” and Note 6, “Investment in Unconsolidated Entities.”
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
During the years ended December 31, 2019, 2018 and 2017, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$111,378	$114,509	$82,981	$76,404
Net (loss) income attributable to common stockholders	$(26,678)	$(28,115)	$316,884	$(880)
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.15)	$(0.16)	$1.82	$(0.02)
Distributions declared per common share (1)	$0.163	$0.163	$0.163	$0.961

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$104,179	$107,576	$106,145	$108,357
Net income (loss) attributable to common stockholders	$16,630	$17,749	$(4,070)	$(26,982)
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.09	$0.10	$(0.02)	$(0.15)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164
__________________
(1) See Note 2, “Summary of Significant Accounting Policies - Per Share Data,” for more information regarding distributions declared.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2019.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Participation Fee Liability
In accordance with the Advisory Agreement with the Advisor, the Advisor is entitled to receive a participation fee equal to 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise, after the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the share redemption program, and (ii) an 8.0% per year cumulative, noncompounded return on such net invested capital. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the Advisor. The 8.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 8.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 8.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 8.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to participate in the Company’s net cash flows. In fact, if the Advisor is entitled to participate in the Company’s net cash flows, the returns of the Company’s stockholders will differ, and some may be less than an 8.0% per year cumulative, noncompounded return. This fee is payable only if the Company is not listed on an exchange.
On January 9, 2020, the Company filed a definitive proxy statement with the SEC seeking approval from its stockholders of, among other proposals, two proposals related to the Company’s pursuit of conversion to a non-listed, perpetual-life “NAV REIT.” With respect to the incentive fee structure currently in effect with the Advisor, the triggering events for payment of the incentive fee are generally expected to occur, if ever, upon a listing of the Company’s shares of stock on a national securities exchange or a significant distribution of cash in connection with a sale of all or a substantial amount of the Company’s assets. These triggering events are inconsistent with a perpetual-life NAV REIT that intends to provide liquidity to its stockholders through a share redemption program and/or periodic self-tender offers. Therefore, in order to properly align the Advisor’s and its affiliates’ incentive fee compensation structure with the Company’s proposed perpetual-life strategy, the Company intends to revise its incentive fee structure. With respect to the historical performance period from inception through conversion to an NAV REIT, the Company is seeking stockholder approval to accelerate the payment of the incentive compensation, subject to certain conditions. Such accelerated payment would require approval by the stockholders and would then be subject to further approval of the conflicts committee of the Company’s board of directors, after the proposed amount of the accelerated payment of the incentive fee has been determined. In connection with the determination of the December 2019 estimated value per share of the Company’s common stock, the Advisor estimated the fair value of the potential liability related to the subordinated participation in net cash flows to be approximately $30 million as of the valuation date, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the potential incentive fee liability is based on the estimated fair values of the Company’s assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the incentive fee calculation. The incentive fee is not currently payable to the Advisor, as it remains subject to approval by the Company’s stockholders and to further approval by the conflicts committee as well as the Company’s conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.

13. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 2, 2020, the Company paid distributions of $9.4 million, which related to distributions in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on December 9, 2019. On February 3, 2020, the Company paid distributions of $9.0 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on January 23, 2020. On March 2, 2020, the Company paid distributions of $9.0 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on February 20, 2020.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Monthly Distributions
On March 5, 2020, the Company’s board of directors authorized a March 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 20, 2020, which the Company expects to pay in April 2020, and an April 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2020, which the Company expects to pay in May 2020.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Modified Portfolio Revolving Loan Facility
On October 17, 2018, the Company, through indirect wholly owned subsidiaries, entered into a three-year loan facility with U.S. Bank, N.A., as administrative agent (the “Agent”), for a committed amount of up to $215.0 million (the “Portfolio Revolving Loan Facility”).
On January 23, 2020, the Company, through indirect wholly owned subsidiaries (collectively, the “Borrower”), entered into a first modification and additional advance agreement (the “Modified Portfolio Revolving Loan Facility”) with the Agent and the Lenders (defined below) to (i) increase the committed amount by $110.0 million to $325.0 million, subject to certain conditions in the loan agreement, (ii) add 201 17th Street as collateral for the Modified Portfolio Revolving Loan Facility, and (iii) reset the loan term. The Modified Portfolio Revolving Loan Facility is composed of $162.5 million of term debt and $162.5 million of revolving debt. The lenders under the Modified Portfolio Revolving Loan Facility are U.S. Bank, N.A., Regions Bank, Citizens Bank, City National Bank and Associated Bank, N.A. (the “Lenders”).
On January 23, 2020, the Company drew $66.5 million on the Modified Portfolio Revolving Loan Facility of which $64.9 million was used to pay off the 201 17th Street Mortgage Loan and the remaining amount was used to pay origination fees and accrued interest. As of January 23, 2020, a total of $276.6 million was funded under the Modified Portfolio Revolving Loan Facility of which $162.5 million was term debt and $114.1 million was revolving debt. An additional $48.4 million of revolving debt is available upon satisfaction of certain conditions set forth in the loan documents. The Modified Portfolio Revolving Loan Facility may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes.
The initial maturity date of the Modified Portfolio Revolving Loan Facility is March 1, 2023, with two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Modified Portfolio Revolving Loan Facility bears interest at a floating rate of 150 basis points over one-month LIBOR. Monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity. The Company will have the right to prepay all or a portion of the Modified Portfolio Revolving Loan Facility, subject to certain expenses potentially incurred by the Lender as a result of the prepayment and subject to certain conditions contained in the loan documents. During the term of the Modified Portfolio Revolving Loan Facility, the Company has an option to increase the committed amount of the Modified Portfolio Revolving Loan Facility up to four times with each increase of the committed amount to be at least $15.0 million but no greater than, in the aggregate, an additional $325.0 million so that the committed amount will not exceed $650.0 million, of which 50% would be term debt and 50% would be revolving debt, with the addition of one or more properties to secure the loan, subject to certain terms and conditions contained in the loan documents. In addition, the Modified Portfolio Revolving Loan Facility contains customary representations and warranties, financial and other covenants, events of default and remedies typical for this type of facility. The Modified Portfolio Revolving Loan Facility is secured by 515 Congress, Domain Gateway, the McEwen Building, Gateway Tech Center and 201 17th Street.
KBS REIT Properties III, LLC (“REIT Properties III”), the Company’s wholly owned subsidiary, is providing a guaranty of (i) up to 25% of the committed amount under the Modified Portfolio Revolving Loan Facility, as such amount may be adjusted from time to time pursuant to the terms of the loan documents, (ii) payment of, and agrees to protect, defend, indemnify and hold harmless each Lender for, from and against, any liability, obligation, deficiency, loss, damage, costs and expenses (including reasonable attorney’s fees), and any litigation which may at any time be imposed upon, incurred or suffered by any Lender because of (a) certain intentional acts committed by any Borrower, (b) fraud or intentional misrepresentations by Borrower or REIT Properties III in connection with the loan documents as described in the guaranty agreement, and (c) certain bankruptcy or liquidation proceedings under state or federal law, and (iii) payment for liability that is incurred and related to certain environmental matters.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2019
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Investment
Domain Gateway	Austin, TX	100%	(4)	$2,850	$44,523	$47,373	$(1,302)	$2,850	$43,221	$46,071	$(11,004)	2009	09/29/2011
Town Center	Plano, TX	100%	(5)	7,428	108,547	115,975	10,770	7,428	119,317	126,745	(32,168)	2001/2002/2006	03/27/2012
McEwen Building	Franklin, TN	100%	(4)	5,600	34,704	40,304	(2,892)	5,600	31,812	37,412	(8,977)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(4)	5,617	20,051	25,668	2,150	5,617	22,201	27,818	(7,788)	1909	05/09/2012
RBC Plaza	Minneapolis, MN	100%	(5)	16,951	109,191	126,142	26,785	16,951	135,976	152,927	(44,265)	1991	01/31/2013
Preston Commons	Dallas, TX	100%	(5)	17,188	96,330	113,518	4,576	17,188	100,906	118,094	(24,055)	1958/1986	06/19/2013
Sterling Plaza	Dallas, TX	100%	(5)	6,800	68,292	75,092	7,217	6,800	75,509	82,309	(17,049)	1984	06/19/2013
201 Spear Street	San Francisco, CA	100%	125,000	40,279	85,941	126,220	22,227	40,279	108,168	148,447	(20,237)	1984	12/03/2013
Accenture Tower (6)	Chicago, IL	100%	(5)	49,306	370,662	419,968	30,012	49,306	400,674	449,980	(86,442)	1987	12/16/2013
Anchor Centre	Phoenix, AZ	100%	49,043	13,900	73,480	87,380	10,056	13,900	83,536	97,436	(19,071)	1984	05/22/2014
Ten Almaden	San Jose, CA	100%	(5)	7,000	110,292	117,292	8,206	7,000	118,498	125,498	(21,415)	1988	12/05/2014
Towers at Emeryville (7)	Emeryville, CA	100%	(5)	49,183	200,823	250,006	(41,082)	35,774	173,150	208,924	(33,805)	1972/1975/1985	12/23/2014
3003 Washington Boulevard	Arlington, VA	100%	(8)	18,800	129,820	148,620	2,720	18,800	132,540	151,340	(25,493)	2014	12/30/2014
Park Place Village	Leawood, KS	100%	—	11,009	117,070	128,079	(27,165)	10,150	90,764	100,914	(3,496)	2007	06/18/2015
201 17th Street	Atlanta, GA	100%	64,750	5,277	86,859	92,136	11,758	5,277	98,617	103,894	(18,984)	2007	06/23/2015
515 Congress	Austin, TX	100%	(4)	8,000	106,261	114,261	9,175	8,000	115,436	123,436	(17,451)	1975	08/31/2015
The Almaden	San Jose, CA	100%	93,000	29,000	130,145	159,145	20,143	29,000	150,288	179,288	(22,794)	1980/1981	09/23/2015
3001 Washington Boulevard	Arlington, VA	100%	(8)	9,900	41,551	51,451	9,383	9,900	50,934	60,834	(7,028)	2015	11/06/2015
Carillon	Charlotte, NC	100%	111,000	19,100	126,979	146,079	10,210	19,100	137,189	156,289	(22,777)	1991	01/15/2016
	Total Properties Held for Investment			323,188	2,061,521	2,384,709	112,947	308,920	2,188,736	2,497,656	(444,299)
Property Held for Sale
Hardware Village (9)	Salt Lake City, UT	99.24%	—	2,749	1,434	4,183	123,163	4,183	123,163	127,346	(5,082)	2018/2019	08/26/2016
	Total Property Held for Sale			2,749	1,434	4,183	123,163	4,183	123,163	127,346	(5,082)
		TOTAL		$325,937	$2,062,955	$2,388,892	$236,110	$313,103	$2,311,899	$2,625,002	$(449,381)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2019
(dollar amounts in thousands)
____________________
(1) Building and improvements includes tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of impairment charges, write-offs of fully depreciated/amortized assets and property damage.
(3) The aggregate cost of real estate for federal income tax purposes was $2.8 billion (unaudited) as of December 31, 2019.
(4) As of December 31, 2019, these properties served as the security for the Portfolio Revolving Loan Facility, which had an outstanding principal balance of $196.1 million.
(5) As of December 31, 2019, these properties served as the security for the Portfolio Loan Facility, which had an outstanding principal balance of $684.2 million.
(6) This property was formerly known as 500 West Madison and was re-named Accenture Tower in connection with the Company’s re-branding strategy for this property.
(7) On July 18, 2019, the Company sold one of the buildings at Towers at Emeryville. See Note 4, “Real Estate Dispositions” for more information.
(8) As of December 31, 2019, these properties served as the security for the 3001 & 3003 Washington Mortgage Loan, which had an outstanding principal balance of $143.2 million.
(9) On August 26, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a joint venture (the “Hardware Village Joint Venture”) to develop a multifamily apartment complex, located on the developable land at Gateway Tech Center. The Company owns a 99.24% equity interest in the joint venture. As of December 31, 2019, the development was completed and was held for sale.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2019
(dollar amounts in thousands)

	2019	2018	2017
Real Estate: (1)
Balance at the beginning of the year	$3,573,511	$3,403,500	$3,333,649
Acquisitions	—	132,100	—
Improvements	102,921	84,362	92,003
Construction in progress	19,035	35,518	45,973
Write off of fully depreciated and fully amortized assets	(31,427)	(48,388)	(59,724)
Loss due to property damage	—	—	(8,401)
Impairments	(27,653)	—	—
Sale	(1,011,385)	(33,581)	—
Balance at the end of the year	$2,625,002	$3,573,511	$3,403,500
Accumulated depreciation and amortization: (1)
Balance at the beginning of the year	$(536,990)	$(441,366)	$(344,794)
Depreciation and amortization expense	(136,040)	(149,569)	(156,296)
Write off of fully depreciated and fully amortized assets	31,427	48,388	59,724
Impairments	19,163	—	—
Sale	173,059	5,557	—
Balance at the end of the year	$(449,381)	$(536,990)	$(441,366)
_____________________
(1) Amounts include properties held for sale.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 6, 2020.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 6, 2020
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 6, 2020
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 6, 2020
Stacie K. Yamane
/s/ JEFFREY A. DRITLEY	Director	March 6, 2020
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	March 6, 2020
Stuart A. Gabriel, Ph.D.
/s/ RON D. STURZENEGGER	Director	March 6, 2020
Ron D. Sturzenegger