Form 10-Q
period 2020-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2020-05-15
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
_______________________________________
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 11, 2020, there were 182,385,129 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Real estate:
Land	$306,871	$308,920
Buildings and improvements	2,098,848	2,092,928
Tenant origination and absorption costs	90,017	95,808
Total real estate held for investment, cost	2,495,736	2,497,656
Less accumulated depreciation and amortization	(460,609)	(444,299)
Total real estate held for investment, net	2,035,127	2,053,357
Real estate held for sale, net	123,215	122,264
Total real estate, net	2,158,342	2,175,621
Cash and cash equivalents	46,653	43,984
Restricted cash	5,288	5,288
Investment in an unconsolidated entity	240,309	253,371
Rents and other receivables, net	86,682	83,446
Above-market leases, net	529	566
Prepaid expenses and other assets	83,675	76,651
Total assets	$2,621,478	$2,638,927
Liabilities and equity
Notes payable, net	$1,497,349	$1,459,879
Accounts payable and accrued liabilities	58,768	71,381
Due to affiliate	10,130	7,886
Distributions payable	9,064	9,392
Below-market leases, net	9,089	9,849
Other liabilities	77,261	43,526
Total liabilities	1,661,661	1,601,913
Commitments and contingencies (Note 11)
Redeemable common stock	60,584	51,704
Equity:
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 181,784,482 and 180,970,743 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,818	1,810
Additional paid-in capital	1,600,382	1,600,416
Cumulative distributions in excess of net income	(703,223)	(617,171)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	898,977	985,055
Noncontrolling interest	256	255
Total equity	899,233	985,310
Total liabilities and equity	$2,621,478	$2,638,927

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$71,618	$103,007
Other operating income	6,084	8,371
Total revenues	77,702	111,378
Expenses:
Operating, maintenance and management	18,257	23,735
Real estate taxes and insurance	14,103	17,446
Asset management fees to affiliate	5,174	6,872
General and administrative expenses	1,677	2,035
Depreciation and amortization	27,392	41,408
Interest expense	48,789	37,947
Impairment charges on real estate	19,896	8,706
Total expenses	135,288	138,149
Other (loss) income:
Other income	—	13
Other interest income	33	72
Equity in loss of an unconsolidated entity	(1,161)	—
Loss from extinguishment of debt	(188)	—
Total other (loss) income, net	(1,316)	85
Net loss	(58,902)	(26,686)
Net (income) loss attributable to noncontrolling interest	(1)	8
Net loss attributable to common stockholders	$(58,903)	$(26,678)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.32)	$(0.15)
Weighted-average number of common shares outstanding, basic and diluted	181,587,779	175,529,147

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2020 and 2019 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2019	180,970,743	$1,810	$1,600,416	$(617,171)	$985,055	$255	$985,310
Net (loss) income	—	—	—	(58,903)	(58,903)	1	(58,902)
Issuance of common stock	1,075,449	11	11,893	—	11,904	—	11,904
Transfers to redeemable common stock	—	—	(8,880)	—	(8,880)	—	(8,880)
Redemptions of common stock	(261,710)	(3)	(3,046)	—	(3,049)	—	(3,049)
Distributions declared	—	—	—	(27,149)	(27,149)	—	(27,149)
Other offering costs	—	—	(1)	—	(1)	—	(1)
Balance, March 31, 2020	181,784,482	$1,818	$1,600,382	$(703,223)	$898,977	$256	$899,233

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2018	177,523,853	$1,775	$1,555,380	$(626,543)	$930,612	$283	$930,895
Net loss	—	—	—	(26,678)	(26,678)	(8)	(26,686)
Issuance of common stock	1,181,823	12	13,485	—	13,497	—	13,497
Transfers from redeemable common stock	—	—	34,108	—	34,108	—	34,108
Redemptions of common stock	(4,594,982)	(46)	(52,560)	—	(52,606)	—	(52,606)
Distributions declared	—	—	—	(28,523)	(28,523)	—	(28,523)
Other offering costs	—	—	(2)	—	(2)	—	(2)
Balance, March 31, 2019	174,110,694	$1,741	$1,550,411	$(681,744)	$870,408	$275	$870,683

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(58,902)	$(26,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,392	41,408
Impairment charges on real estate	19,896	8,706
Equity in loss of an unconsolidated entity	1,161	—
Distribution of operating cash flow from an unconsolidated entity	11,901	—
Deferred rents	(1,628)	(1,874)
Amortization of above- and below-market leases, net	(723)	(948)
Amortization of deferred financing costs	1,050	1,615
Unrealized losses on derivative instruments	33,991	14,619
Loss from extinguishment of debt	188	—
Changes in operating assets and liabilities:
Rents and other receivables	(2,083)	(3,072)
Prepaid expenses and other assets	(10,718)	(19,321)
Accounts payable and accrued liabilities	(7,218)	1,662
Other liabilities	892	(1,094)
Due to affiliates	2,211	(7)
Net cash provided by operating activities	17,410	15,008
Cash Flows from Investing Activities:
Improvements to real estate	(29,448)	(13,713)
Payments for construction in progress	(2,111)	(5,041)
Payments of post-closing acquisition costs	—	(338)
Insurance proceeds received for property damage	—	519
Net cash used in investing activities	(31,559)	(18,573)
Cash Flows from Financing Activities:
Proceeds from notes payable	104,510	111,398
Principal payments on notes payable	(66,901)	(33,971)
Payments of deferred financing costs	(1,429)	(2,401)
Payments to redeem common stock	(3,049)	(52,578)
Payments of prepaid other offering costs	(739)	—
Payments of other offering costs	(1)	(2)
Distributions paid to common stockholders	(15,573)	(15,390)
Net cash provided by financing activities	16,818	7,056
Net increase in cash, cash equivalents and restricted cash	2,669	3,491
Cash, cash equivalents and restricted cash, beginning of period	49,272	76,038
Cash, cash equivalents and restricted cash, end of period	$51,941	$79,529
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $475 for the three months ended March 31, 2019	$13,761	$20,774
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$9,064	$9,437
Redeemable common stock payable	$—	$3,518
Accrued improvements to real estate	$23,075	$20,596
Construction in progress payable	$—	$8,118
Acquisition fee related to construction in progress due to affiliate	$33	$961
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$11,904	$13,497

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2020, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of March 31, 2020, the Company owned 18 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop a multifamily apartment complex, which was completed and held for sale as of March 31, 2020. In addition, the Company owned an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”), which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of March 31, 2020, the Company had also sold 33,529,451 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $344.5 million. Also as of March 31, 2020, the Company had redeemed or repurchased 28,750,807 shares sold in the Offering for $314.5 million.
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
COVID-19 Pandemic
Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See Note 12, “Subsequent Events” for a further discussion on the COVID-19 pandemic.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2020 and 2019, respectively.
Distributions declared per common share were $0.149 and $0.163 in the aggregate for the three months ended March 31, 2020 and 2019, respectively. Distributions declared per common share assumes each share was issued and outstanding each date that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 1, 2020 through March 31, 2020 and January 2019 through March 31, 2019. For each monthly record date for distributions during the period from January 1, 2020 through March 31, 2020, distributions were calculated at a rate of $0.04983333 per share. For each monthly record date for distributions during the period from January 1, 2019 through March 31, 2019, distributions were calculated at a rate of $0.05416667 per share.
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
March 31, 2020
(unaudited)
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
Recently Issued Accounting Standards Update
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”) to provide temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Modified contracts that meet the following criteria are eligible for relief from the modification accounting requirements under GAAP: (1) the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform, (2) the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform, and (3) any contemporaneous changes to other terms (i.e., those that do not directly replace or have the potential to replace the reference rate) that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. In addition, ASU No. 2020-04 provides various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. An entity may elect to apply the amendments in ASU No. 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through March 31, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
In April 2020, the FASB issued a FASB Staff Q&A related to Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Topic 842 Q&A”). The Company adopted the lease accounting standards of Topic 842 beginning January 1, 2019. Under Topic 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not accounted for under the lease modification guidance in Topic 842. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in Topic 842. Because of the unprecedented and global nature of the COVID-19 pandemic, the FASB staff is aware that it may be exceedingly challenging for entities to determine whether existing contracts provide enforceable rights and obligations for lease concessions and whether those concessions are consistent with the terms of the contract or are modifications to the contract. As such, the FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The FASB staff expects that reasonable judgment will be exercised in making those determinations. Some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. A deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original contract. The staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are more preferable than the others. Two of those methods are: (1) Account for the concessions as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable, and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize income, and a lessee would continue to recognize expense during the deferral period and (2) Account for the deferred payments as variable lease payments.
The Company is evaluating the accounting elections available under Topic 842 Q&A for lease concessions related to the effects of the COVID-19 pandemic and its impact to the Company’s financial statements. The Company has created an inventory of tenants which have or are expected to request lease concessions. The Company did not have any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of March 31, 2020 or consolidated statement of operations for the three months ended March 31, 2020. Subsequent to March 31, 2020, several tenants have requested lease concessions or deferrals for future periods, which may have an impact on the Company’s business, financial condition and results of operations, but the ultimate impact will largely depend on future developments with respect to the continued spread and treatment of the virus, which the Company cannot accurately predict.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
3. REAL ESTATE
Real Estate Held for Investment
As of March 31, 2020, the Company’s real estate portfolio held for investment was composed of 18 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.8 million rentable square feet. As of March 31, 2020, the Company’s real estate portfolio held for investment was collectively 89% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2020 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Domain Gateway	09/29/2011	Austin	TX	Office	$53,906	$(11,298)	$42,608
Town Center	03/27/2012	Plano	TX	Office	128,209	(33,506)	94,703
McEwen Building	04/30/2012	Franklin	TN	Office	37,505	(9,305)	28,200
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	28,892	(8,096)	20,796
RBC Plaza	01/31/2013	Minneapolis	MN	Office	153,431	(46,061)	107,370
Preston Commons	06/19/2013	Dallas	TX	Office	122,153	(24,874)	97,279
Sterling Plaza	06/19/2013	Dallas	TX	Office	82,564	(17,885)	64,679
201 Spear Street	12/03/2013	San Francisco	CA	Office	149,225	(21,579)	127,646
Accenture Tower	12/16/2013	Chicago	IL	Office	450,871	(88,644)	362,227
Anchor Centre	05/22/2014	Phoenix	AZ	Office	97,493	(20,149)	77,344
Ten Almaden	12/05/2014	San Jose	CA	Office	126,278	(22,360)	103,918
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	209,270	(35,461)	173,809
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,371	(26,757)	124,614
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	76,679	—	76,679
201 17th Street	06/23/2015	Atlanta	GA	Office	103,893	(20,122)	83,771
515 Congress	08/31/2015	Austin	TX	Office	125,342	(18,442)	106,900
The Almaden	09/23/2015	San Jose	CA	Office	180,856	(24,594)	156,262
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,848	(7,508)	53,340
Carillon	01/15/2016	Charlotte	NC	Office	156,950	(23,968)	132,982
					$2,495,736	$(460,609)	$2,035,127
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of March 31, 2020, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$362,227	13.8%	$32,315	$27.64	80.2%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2020, the leases had remaining terms, excluding options to extend, of up to 17.3 years with a weighted-average remaining term of 4.8 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.8 million and $8.8 million as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded an adjustment to rental income of $2.2 million and $0.7 million, respectively, for lease payments that were deemed not probable of collection. During the three months ended March 31, 2019, the Company recorded bad debt recovery of $0.3 million, which was included in operating, maintenance and management expense in the accompanying consolidated statements of operations. No bad debt expense or recovery was recorded during the three months ended March 31, 2020.
During the three months ended March 31, 2020 and 2019, the Company recognized deferred rent from tenants of $1.6 million and $1.9 million, respectively. As of March 31, 2020 and December 31, 2019, the cumulative deferred rent balance was $82.1 million and $80.0 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $21.4 million and $21.0 million of unamortized lease incentives as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

April 1 through December 31, 2020	$167,261
2021	218,483
2022	195,162
2023	165,737
2024	145,856
Thereafter	608,519
$1,501,018

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
As of March 31, 2020, the Company’s office and office/retail properties were leased to approximately 660 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	130	$42,970	18.4%
Real Estate	61	26,532	11.4%
Professional, Scientific and Technical Services	43	24,583	10.5%
		$94,085	40.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2020, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2020, the Company’s net investments in real estate in California, Texas and Illinois represented 21.4%, 15.5% and 13.8% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Impairment of Real Estate
During the three months ended March 31, 2020 and 2019, the Company recorded impairment charges of $19.9 million and $8.7 million, respectively, to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property at March 31, 2020 and 2019, respectively. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic with respect to the three months ended March 31, 2020. As a result, many retail tenants have requested rent concessions as their businesses have been severely impacted.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
4. REAL ESTATE HELD FOR SALE
As of March 31, 2020, the Company had classified a multifamily apartment complex held through a consolidated joint venture as held for sale. During the year ended December 31, 2019, the Company, through 12 wholly owned subsidiaries, sold 11 of its properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, which was listed on the Singapore Stock Exchange (“SGX”) on July 19, 2019 (the “Singapore Transaction”). The Company sold the Singapore Portfolio to the SREIT on July 18, 2019. The sale price of the Singapore Portfolio was $1.2 billion, before third-party closing costs, closing credits and other costs of approximately $20.0 million and excluding disposition fees paid to the Advisor of $9.5 million.
The following summary presents the components of real estate held for sale, net as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Real estate held for sale, net:
Total real estate, at cost	$128,297	$127,346
Accumulated depreciation and amortization	(5,082)	(5,082)
Total real estate held for sale, net	$123,215	$122,264

The results of operations for the multifamily apartment complex held through a consolidated joint venture and the Singapore Portfolio are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Singapore Portfolio and the multifamily apartment complex held through a consolidated joint venture for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$1,070	$28,551
Other operating income	236	3,198
Total revenues	$1,306	$31,749
Expenses
Operating, maintenance, and management	$846	$6,894
Real estate taxes and insurance	117	3,899
Asset management fees to affiliate	129	2,001
General and administrative expenses	50	—
Depreciation and amortization	—	12,639
Interest expense	—	7,409
Total expenses	$1,142	$32,842

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of March 31, 2020 and December 31, 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Cost	$90,017	$95,808	$1,168	$2,661	$(25,402)	$(25,630)
Accumulated Amortization	(54,804)	(56,886)	(639)	(2,095)	16,313	15,781
Net Amount	$35,213	$38,922	$529	$566	$(9,089)	$(9,849)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Amortization	$(2,775)	$(7,210)	$(37)	$(377)	$760	$1,325

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
6. INVESTMENT IN AN UNCONSOLIDATED ENTITY
Investment in Prime US REIT
In connection with the Singapore Transaction, on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. As of March 31, 2020, REIT Properties III held 289,561,899 units of the SREIT which represented 27.5% of the outstanding units of the SREIT. As of March 31, 2020, the aggregate value of the Company’s investment in the units of the SREIT was $181.0 million, which was based on the closing price of the SREIT units on the SGX of $0.63 per unit as of March 31, 2020.
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
The Company has concluded that based on its 27.5% ownership interest as of March 31, 2020, it exercises significant influence over the operations, financial policies and decision making with respect to its investment in the SREIT. Accordingly, the Company has accounted for its investment in the SREIT under the equity method of accounting as of March 31, 2020. Income is allocated according to the Company’s ownership interest at each month-end and recorded as equity income (loss) from unconsolidated entity. Any dividends received from the SREIT reduces the carrying amount of the investment.
As of March 31, 2020, the carrying value of the Company’s investment in the SREIT was $240.3 million. During the three months ended March 31, 2020, the Company recorded equity in loss from an unconsolidated entity of $1.2 million related to its investment in the SREIT, which includes $3.3 million related to its share of net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020.
During the three months ended March 31, 2020, the Company received $11.9 million of dividends from its investment in the SREIT, which was recorded as a reduction of the Company’s carrying value of the investment. The Company elected to apply the nature of the distribution approach for purposes of presentation of the dividend on the statement of consolidated cash flows and classified the dividend received in cash flow provided by operating activities on the statement of consolidated cash flows as of March 31, 2020. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
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

	As of
	March 31, 2020	December 31, 2019
Assets:
Real estate, net	$1,361,969	$1,201,050
Cash and cash equivalents	17,140	37,862
Other assets	27,051	21,628
Total assets:	$1,406,160	$1,260,540
Liabilities and equity
Notes payable, net	$483,159	$432,824
Accounts payable and other liabilities	66,971	40,716
Equity	856,030	787,000
Total liabilities and equity	$1,406,160	$1,260,540

Three Months Ended March 31,
2020
Revenues	$35,462
Expenses:
Operating, maintenance, and management	6,819
Real estate taxes and insurance	4,678
Asset management fees	1,796
General and administrative expenses	605
Depreciation and amortization	15,483
Interest expense	18,016
Total expenses	47,397
Other income	3
Net loss	$(11,932)
Equity in loss of an unconsolidated entity (1)	$(3,257)
_____________________
(1) Excludes the $2.1 million gain recorded to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020, which was classified in equity in loss from an unconsolidated entity on the consolidated statement of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
7. NOTES PAYABLE
As of March 31, 2020 and December 31, 2019, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of March 31, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of March 31, 2020 (1)	Effective Interest Rate as of March 31, 2020 (1)	Payment Type	Maturity Date (2)
Anchor Centre Mortgage Loan (3)	$48,892	$49,043	One-month LIBOR + 1.50%	3.08%	Principal & Interest	06/01/2020
201 17th Street Mortgage Loan (4)	—	64,750	(4)	(4)	(4)	(4)
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	2.83%	Interest Only	01/05/2024
Carillon Mortgage Loan	111,000	111,000	One-month LIBOR +1.40%	3.04%	Interest Only	04/11/2024
Portfolio Loan Facility (5)	688,225	684,225	One-month LIBOR + 1.80%	3.91%	Interest Only	11/03/2020
Portfolio Revolving Loan Facility (6)	294,623	196,113	One-month LIBOR + 1.50%	3.08%	Interest Only	03/01/2023
3001 & 3003 Washington Mortgage Loan	143,245	143,245	One-month LIBOR + 1.45%	3.03%	Interest Only (7)	06/01/2024
Total notes payable principal outstanding	1,503,985	1,466,376
Deferred financing costs, net	(6,636)	(6,497)
Total Notes Payable, net	$1,497,349	$1,459,879
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2020. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2020, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Subsequent to March 31, 2020, the Company entered into a loan modification agreement with the lender which extended the maturity date of the Anchor Centre Mortgage Loan to December 1, 2020 and provided one six-month extension option to June 1, 2021, subject to conditions contained in the loan modification agreement.
(4) On January 23, 2020, the 201 17th Street Mortgage Loan was paid off and the 201 17th Street property was added to the collateral of the Portfolio Revolving Loan Facility. See below, “- Recent Financing Transaction - Modified Portfolio Revolving Loan Facility.”
(5) As of March 31, 2020, the Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden, Town Center and Accenture Tower. The face amount of the Portfolio Loan Facility is $912.3 million, of which $684.2 million is term debt and $228.1 million is revolving debt. As of March 31, 2020, the outstanding balance under the loan consisted of $684.2 million of term debt and $4.0 million of revolving debt. As of March 31, 2020, an additional $224.1 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan Facility, the Company has an option to increase the loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.31 billion, of which 75% would be term debt and 25% would be revolving debt, subject to certain conditions contained in the loan documents. As of March 31, 2020, there are two one-year extension options remaining on the Portfolio Loan Facility.
(6) See below, “- Recent Financing Transaction - Modified Portfolio Revolving Loan Facility.”
(7) Represents the payment type required as of March 31, 2020. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
During the three months ended March 31, 2020 and 2019, the Company incurred $48.8 million and $37.9 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.1 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which increased interest expense by $34.7 million and $13.2 million for the three months ended March 31, 2020 and 2019, respectively. Additionally, during the three months ended March 31, 2019, the Company capitalized $0.5 million of interest related to construction in progress. As of March 31, 2020 and December 31, 2019, $4.5 million and $4.5 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2020 (in thousands):

April 1, 2020 through December 31, 2020	$737,117
2021	—
2022	93,000
2023	294,623
2024	379,245
$1,503,985

The Company’s notes payable contain financial debt covenants. As of March 31, 2020, the Company was in compliance with these debt covenants.
Recent Financing Transaction
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
On January 23, 2020, the Company drew $66.5 million on the Modified Portfolio Revolving Loan Facility of which $64.9 million was used to pay off the 201 17th Street Mortgage Loan and the remaining amount was used to pay origination fees and accrued interest. As of March 31, 2020, a total of $294.6 million was funded under the Modified Portfolio Revolving Loan Facility, of which $162.5 million was term debt and $132.1 million was revolving debt. As of March 31, 2020, an additional $30.4 million of revolving debt is available upon satisfaction of certain conditions set forth in the loan documents. The Modified Portfolio Revolving Loan Facility may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
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
March 31, 2020
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
As of March 31, 2020, the Company has entered into 11 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2020 and December 31, 2019. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2020		December 31, 2019			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2020
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	11	$1,189,803	11	$960,963	One-month LIBOR/ Fixed at 1.16% - 2.15%	1.86%	2.5
_____________________
(1) Includes two forward interest rate swaps in the total amount of $115.0 million, which will become effective in August 2020 and November 2020 and mature in 2023.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		March 31, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	—	$—	3	$1,553
Interest rate swaps	Other liabilities, at fair value	11	$(43,841)	8	$(11,404)

The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Derivatives not designated as hedging instruments
Realized loss (gain) recognized on interest rate swaps	$747	$(1,389)
Unrealized loss on interest rate swaps	33,991	14,619
Increase in interest expense as a result of derivatives	$34,738	$13,230

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2020 and December 31, 2019, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,503,985	$1,497,349	$1,486,917	$1,466,376	$1,459,879	$1,469,293

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
As of March 31, 2020, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives - interest rate swaps	$(43,841)	$—	$(43,841)	$—

As of March 31, 2020, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate	$80,500	$—	$—	$80,500

During the three months ended March 31, 2020, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property include a discount rate of 9.00% and a terminal cap rate of 8.25%. See Note 3, “Real Estate – Impairment of Real Estate” for further discussion on the impaired real estate property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
10. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019), Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
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
As of January 1, 2019, the Company, together with KBS REIT II, KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2020 and 2019, respectively, and any related amounts payable as of March 31, 2020 and December 31, 2019 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2020	2019	2020	2019
Expensed
Asset management fees (1)	$5,174	$6,872	$8,878	$6,674
Reimbursement of operating expenses (2) (3)	109	527	86	79
Capitalized
Acquisition fee on development project	33	45	1,166	1,133
	$5,316	$7,444	$10,130	$7,886
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $91,000 and $70,000 for the three months ended March 31, 2020 and 2019, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2020 and 2019, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Prior to the Singapore Transaction closing on July 19, 2019, the Company and the Advisor had agreed to evenly divide certain costs and expenses related to the Singapore Transaction. During the three months ended March 31, 2019, the Company incurred approximately $0.4 million of costs related to the Singapore Transaction, which were reimbursable by the SREIT upon a successful closing. These costs included legal, audit, tax, printing and other out-of-pocket costs that the Company incurred related to the Singapore Transaction. In October 2019, all of these costs had been reimbursed to the Company from the Advisor upon the Advisor receiving the reimbursement from the SREIT.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three months ended March 31, 2020 and 2019, the Advisor did not incur any costs for the supplemental coverage obtained by the Company.
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
March 31, 2020
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
As of March 31, 2020 and December 31, 2019, the Company had accrued and deferred payment of $8.9 million and $6.7 million of asset management fees under the Advisory Agreement, respectively.
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
During the three months ended March 31, 2020 and 2019, the Company recognized $81,000 and $60,000 of revenue related to this lease, respectively.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Portfolio Sale
On July 18, 2019, the Company sold the Singapore Portfolio to the SREIT, which is affiliated with Charles J. Schreiber, Jr., the Company’s Chief Executive Officer, President, Chairman of the Board and one of the Company’s directors. See Note 6, “Investment in an Unconsolidated Entity” for information related to the investment the Company made in the SREIT in connection with the Singapore Transaction. The SREIT is externally managed by a joint venture (the “Manager”) among KBS Asia Partners Pte. Ltd. (“KAP”), an entity in which Charles J. Schreiber, Jr. currently holds an indirect 50% ownership interest, and other entities unaffiliated with the Company. The SREIT is expected to pay the Manager an annual base fee of 10% of annual distributable income and an annual performance fee of 25% of the increase in distributions per unit of the SREIT from the preceding year; however, there would not be any performance fee for 2019, and in 2020 such fee will be based on an increase over projected distributions per unit. In addition, for future acquisitions, the SREIT will pay the Manager an acquisition fee of 1% of the acquisition price of any real estate acquired. No acquisition fee was paid with respect to the SREIT’s acquisition of the Singapore Portfolio. The SREIT will also pay the Manager a divestment fee of 0.5% of the sale price of any real estate sold or divested and a development management fee of 3% of the total project costs incurred for development projects, to the extent the SREIT acquires a development project. A portion of these fees paid to the Manager will be paid to KBS Realty Advisors LLC, an affiliate of the Advisor and an entity controlled by Mr. Schreiber, for sub-advisory services. The Schreiber Trust, a trust whose beneficiaries are Charles J. Schreiber, Jr. and his family members, and the Linda Bren 2017 Trust also acquired units in the SREIT. The Schreiber Trust agreed that for the benefit of the Company it will not sell any portion of its respective units in the SREIT unless and until it has received the Company’s prior written consent, including the consent of the Company’s conflicts committee. The Linda Bren 2017 Trust has agreed for the benefit of the Company that it will not sell $5.0 million of its $10.0 million aggregate investment in the SREIT unless and until it has received the Company’s prior written consent, including the consent of the Company’s conflicts committee. Linda Bren is the spouse of our former director and president, who passed away in April 2019. In addition, Barbara R. Cambon, one of the Company’s former directors, accepted the positions of Chief Executive Officer and Chief Investment Officer of the Manager and will receive compensation for her services. In connection with her acceptance of these positions, Ms. Cambon resigned from the Company’s board of directors effective June 26, 2019.
During the three months ended March 31, 2020 and 2019, no other business transactions occurred between the Company and KBS REIT II, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities. See Note 11 “Commitments and Contingencies - Participation Fee Liability”.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2020.
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
On January 9, 2020, the Company filed a definitive proxy statement with the SEC seeking approval from its stockholders of, among other proposals, two proposals related to the Company’s pursuit of conversion to a non-listed, perpetual-life “NAV REIT”, both of which were approved by the Company’s stockholders at the Company’s annual meeting of stockholders on May 7, 2020. With respect to the incentive fee structure currently in effect with the Advisor, the triggering events for payment of the incentive fee are generally expected to occur, if ever, upon a listing of the Company’s shares of stock on a national securities exchange or a significant distribution of cash in connection with a sale of all or a substantial amount of the Company’s assets. These triggering events are inconsistent with a perpetual-life NAV REIT that intends to provide liquidity to its stockholders through a share redemption program and/or periodic self-tender offers. Therefore, in order to properly align the Advisor’s and its affiliates’ incentive fee compensation structure with the Company’s proposed perpetual-life strategy, the Company intends to revise its incentive fee structure. With respect to the historical performance period from inception through conversion to an NAV REIT, the Company sought and obtained stockholder approval to accelerate the payment of the incentive compensation upon conversion to a perpetual life NAV REIT, subject to certain conditions. Such accelerated payment is subject to further approval of the conflicts committee of the Company’s board of directors, after the proposed amount of the accelerated payment of the incentive fee has been determined. In connection with the determination of the December 2019 estimated value per share of the Company’s common stock, the Advisor estimated the fair value of the potential liability related to the subordinated participation in net cash flows to be approximately $30 million as of the valuation date, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the potential incentive fee liability is based on the estimated fair values of the Company’s assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the incentive fee calculation. The incentive fee is not currently payable to the Advisor, as it remains subject to further approval by the conflicts committee as well as the Company’s conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
12. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Disposition of Hardware Village and Entering into a Financing Arrangement with Purchaser
On May 9, 2012, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 198,565 rentable square feet located on approximately 9.0 acres of land in Salt Lake City, Utah (“Gateway Tech Center”). At acquisition, a portion of the land at Gateway Tech Center was designated as multi-use with the potential for development (the “Excess Land”).
On August 26, 2016, the Company, through an indirect wholly owned subsidiary, and an unaffiliated developer (the “Developer Partner”) entered into an agreement to form a joint venture (the “Hardware Village Joint Venture”). The Hardware Village Joint Venture was formed to participate in the development and subsequent operation of a two building multi-family apartment complex (“Hardware Village”). In July 2018, one of the two buildings consisting of 267 units was placed into service. In October 2019, the development was completed and the second building consisting of 186 units was placed into service.
Through May 7, 2020, the Company owned a 99.24% equity interest in the Hardware Village Joint Venture. The Company partially funded its initial capital contribution to the Hardware Village Joint Venture by contributing the Excess Land valued, pursuant to the joint venture agreement, at $13.5 million with a historical cost basis of $4.2 million. At March 31, 2020, the cost basis of Hardware Village, including the cost basis of the Excess Land and excluding accumulated depreciation, was $128.3 million. The project was primarily funded with capital contributions from the Company and proceeds from a loan facility with an unaffiliated lender, which was paid off by the Company on September 25, 2019.
On December 6, 2019, the Hardware Village Joint Venture, through a wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions for the sale of Hardware Village to a buyer (the “Purchaser”). The Purchaser is not affiliated with the Hardware Village Joint Venture, the Company or the Advisor.
On May 7, 2020, the Hardware Village Joint Venture completed the sale of Hardware Village to the Purchaser for a purchase price of $178.0 million, before third-party closing costs, credits and the disposition fee payable to the Advisor. The purchase price was paid in a combination of approximately $27.8 million in cash and approximately $150.2 million in seller financing provided by an indirect wholly owned subsidiary of the Company (the “Lender”), as described below. The Developer Partner received a distribution of $6.4 million of the proceeds from the sale, assigned its interest in the Hardware Village Joint Venture to the Company and ceased to be a member of the Hardware Village Joint Venture effective May 7, 2020.
In connection with the sale and seller financing, on May 7, 2020, the Purchaser entered into a promissory note with the Lender for $150.2 million. The promissory note is secured by a first mortgage on Hardware Village. For the period commencing on May 7, 2020 through July 31, 2020, interest on the promissory note will accrue based on the higher of 2.95% and 250 basis points plus one-month LIBOR. For the period commencing on August 1, 2020 and until the maturity date, interest on the promissory note will accrue based on the higher of 3.95% and 350 basis points plus one-month LIBOR. Monthly payments are interest only, with the outstanding principal due and payable at maturity on May 6, 2021; however, the Purchaser can prepay the outstanding principal and any unpaid accrued interest at any time without fee, premium or penalty.
Distributions Paid
On April 1, 2020, the Company paid distributions of $9.1 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 20, 2020. On May 1, 2020, the Company paid distributions of $9.1 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
COVID-19 Pandemic
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact its tenants and its investment in the SREIT. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, the Company did recognize an impairment charge on an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail tenants have been more severely impacted by the COVID-19 pandemic than the office tenants. In addition, since April 1, 2020, several tenants have requested rent relief as a result of the pandemic, and the Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements.
The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants and the Company’s investment in the SREIT will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust III, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic, together with the resulting restrictions on travel and quarantines imposed, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the SREIT will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders. Since April 1, 2020, several tenants have requested rent relief, most in the form of rent deferrals or abatements, as a result of the pandemic, and therefore, we are unable to predict the impact that the pandemic will have on the financial condition, results of operations and cash flows of our tenants and us due to numerous uncertainties.
•Our significant investment in the equity securities of Prime US REIT, a traded Singapore real estate investment trust (the “SREIT”), is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to blockage due to the quantity of units held by us and risks related to the trading volume of the units. The COVID-19 pandemic has caused significant negative pressure in the financial markets. Since mid-March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Our board of directors has approved management’s recommendation to explore strategic alternatives in an effort to provide enhanced liquidity to stockholders. In an effort to further enhance stockholder liquidity, our board of directors has determined to pursue conversion to a non-listed perpetual-life NAV REIT. In connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. We can give no assurance that we will commence or complete this offering. Our conversion to an NAV REIT remains subject to further approval of our conflicts committee, composed of all of our independent directors, and our board of directors. Regulatory, market or business considerations, including the impact of the COVID-19 pandemic on the markets and our operations, may influence us to delay the implementation of the NAV REIT conversion and we can give no assurance that we will complete the conversion to an NAV REIT. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that our NAV REIT strategy will be able to provide additional liquidity to stockholders. Further, although we are exploring an NAV REIT strategy, there is no assurance that this process will provide a return to stockholders that equals or exceeds our estimated value per share.
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
•In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program. Ordinary Redemptions are all redemptions that do not qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program). Redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” are “Special Redemptions.” Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. Under the current share redemption program, during any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year. As of April 30, 2020, we had $47.5 million available for redemptions, including $10.0 million reserved for Special Redemptions for the remainder of 2020. We cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program and/or any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”), and the risks identified in Part II, Item 1A herein.

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
We have invested in a diverse portfolio of real estate investments. As of March 31, 2020, we owned 18 office properties and one mixed-use office/retail property and had entered into a consolidated joint venture to develop a multifamily apartment complex, which was completed and held for sale as of March 31, 2020. In addition, we owned an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of March 31, 2020, we had also sold 33,529,451 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $344.5 million. Also as of March 31, 2020, we had redeemed or repurchased 28,750,807 shares sold in our initial public offering for $314.5 million.
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
Our board of directors has approved management’s recommendation to explore strategic alternatives in an effort to provide enhanced liquidity to stockholders. In an effort to further enhance stockholder liquidity, our board of directors has determined to pursue conversion to a non-listed perpetual-life NAV REIT that calculates the net asset value or “NAV” per share on a regular basis that is more frequent that annually (i.e., daily, monthly or quarterly) and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. In connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. We can give no assurance that we will commence or complete this offering. Our conversion to an NAV REIT remains subject to further approval of our conflicts committee, composed of all of our independent directors, and our board of directors. Regulatory, market or business considerations, including the impact of the COVID-19 pandemic on the markets and our operations, may influence us to delay the implementation of the NAV REIT conversion and we can give no assurance that we will complete the conversion to an NAV REIT. Although we are exploring an NAV REIT strategy, there is no assurance that we will successfully implement our strategy.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness.  Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not fixed through interest rate swap agreements or limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. Most recently, the outbreak of COVID-19 has had a negative impact on the real estate market as discussed below.
COVID-19 Pandemic and Portfolio Outlook
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic is rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.
In the near term many of our tenants will suffer reductions in revenue and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. During April, we have seen an impact on our rental income. As of May 5, 2020, we had collected 93% of April rent charges, including billings related to tenant reimbursements, from approximately 95% of our tenants, which is a reduction in collections of 6% from the first quarter monthly average. Further, since April 1, 2020, we had received short-term rent relief requests from several tenants, in the form of rent deferral requests or abatements, which we are evaluating on an individual basis. Any rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time, either through increased rental payments during subsequent periods of the current lease or through an extension of the current lease term. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot, however, be determined at present.
In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. During the three months ended March 31, 2020, we recognized impairment for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We have also made a significant investment in the common units of the SREIT. In addition to the risks similar to above with respect to the SREIT’s investments in US office properties, our investment in the units of the SREIT is subject to the risks inherent in investing in traded securities. Since mid-March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility. For purposes of the December 4, 2019 estimated value per share, we valued our investment in units of the SREIT at $257.8 million, based on the trading price of the units of the SREIT as of closing on December 3, 2019 less a discount for (i) transfer restrictions imposed by lock-up agreements then in effect on 100% of the units we held and (ii) blockage due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units. As of May 14, 2020, the aggregate value of our investment in the units of the SREIT was $199.8 million, which was based solely on the closing price of the units on the SGX of $0.69 per unit as of May 14, 2020 and did not take into account the remaining lock-up restrictions on 50% of the units we hold and potential blockage due to the quantity of units we hold.
The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors: health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate; reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of personnel of our advisor, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.
The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows. We continue to evaluate the impact and uncertainty of the COVID-19 pandemic on our real estate portfolio’s ongoing cash flows and monthly stockholder distributions. We can give no certainty to the amount of future monthly stockholder distributions which will depend in large part on the amount of tenant rent collections each month and the impact on our operating cash flows. In the near term, our board of directors will evaluate the payment of future distributions on a monthly basis.
As of March 31, 2020, we had $254.5 million of revolving debt available for immediate future disbursement under various loans, subject to certain conditions set forth in the loan agreements. We have $737.1 million of notes payable maturing during the twelve months ending March 31, 2021, which can be fully extended subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit our ability to draw on our revolving credit facilities or exercise our extension options due to covenants described in our loan agreements. However, we believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Our business, like all businesses, is being impacted by the uncertainty regarding the COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. While there are weakening macroeconomic conditions and some negative impact to our tenants, we believe with our diverse portfolio of core real estate properties with tenants across various industries, and with creditworthy tenants and limited retail exposure in our real estate portfolio, we are positioned to navigate this unprecedented period.

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
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the impact of the COVID-19 pandemic as discussed above.
Our investment in an unconsolidated entity generates cash flow in the form of dividend income. As of March 31, 2020, our investment in an unconsolidated entity had a carrying value of $240.3 million.
As of March 31, 2020, we had mortgage debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 2.0 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have no notes payable maturing or amortization payments due during the 12 months ending March 31, 2021. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of March 31, 2020, our debt obligations consisted of $93.0 million of fixed rate notes payable and $1.4 billion of variable rate notes payable. As of March 31, 2020, the interest rates on $1.2 million of our variable rate notes payable were effectively fixed through interest rate swap agreements (including two forward interest rate swaps in the total amount of $115.0 million, which will become effective in August 2020 and November 2020, respectively). As of March 31, 2020, we had $254.5 million of revolving debt available for immediate future disbursement under various loans, subject to certain conditions set forth in the loan agreements. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the outbreak of COVID-19 on our business.
We paid distributions to our stockholders during the three months ended March 31, 2020 using cash flow from operations from the current period and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2020 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the three months ended March 31, 2020, net cash provided by operating activities was $17.4 million, compared to net cash provided by operating activities of $15.0 million during the three months ended March 31, 2019. Net cash provided by operating activities was higher in 2020 primarily as a result of the dividends received from our investment in SREIT, offset by the sale of the Singapore Portfolio in July 2019 and the timing of payments of operating expenses. We expect cash flows provided by operating activities to decrease in future periods to the extent our tenants are impacted by COVID-19 and defer rent payments or are unable to pay rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Investing Activities
Net cash used in investing activities was $31.6 million for the three months ended March 31, 2020 and primarily consisted of the following:
•$29.5 million used for improvements to real estate; and
•$2.1 million used for construction in progress related to Hardware Village.
Cash Flows from Financing Activities
During the three months ended March 31, 2020, net cash provided by financing activities was $16.8 million and primarily consisted of the following:
•$36.2 million of net cash provided by debt financing as a result of proceeds from notes payable of $104.5 million, partially offset by principal payments on notes payable of $66.9 million and payments of deferred financing costs of $1.4 million;
•$15.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $11.9 million;
•$3.0 million of cash used for redemptions and repurchases of common stock; and
•Payment of other organization and offering costs of $0.7 million related to our pursuit of conversion to an NAV REIT.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of March 31, 2020, our borrowings and other liabilities were approximately 57% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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
As of March 31, 2020, we had accrued and deferred payment of $8.9 million of asset management fees under the advisory agreement.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On January 9, 2020, we filed a definitive proxy statement with the SEC in connection with the annual meeting of stockholders to vote on, among other proposals, two proposals related to our pursuit of conversion to an NAV REIT. On May 7, 2020 at our annual meeting of stockholders, our stockholders approved the proposal to accelerate the payment of incentive compensation to our advisor, upon our conversion to an NAV REIT. However, the proposed acceleration of the payment of incentive compensation to our advisor remains subject to further approval of the conflicts committee, after the proposed amount of the accelerated payment of the incentive fee has been determined. Solely for purposes of determining the estimated net asset value of our company as of September 30, 2019, adjusted to give effect to the October 23, 2019 authorization of the Special Dividend of $0.80 per share on our outstanding shares of common stock to the stockholders of record as of the close of business on November 4, 2019 and a change in the estimated value of our investment in units of the SREIT, calculated in accordance with the estimated value per share approved by our board of directors on December 4, 2019, our advisor calculated the potential liability related to the Subordinated Participation in Net Cash Flows based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. Our advisor estimated the fair value of this liability to be approximately $30 million or $0.17 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.
As discussed herein, our board of directors has approved management’s recommendation to pursue conversion to a non-listed perpetual-life net asset value “NAV” REIT. If we convert to an NAV REIT, we would implement a revised advisory fee structure. However, regulatory, market or business considerations, including the impact of the COVID-19 pandemic on the markets and our operations, may influence us to delay the implementation of the NAV REIT conversion and we can give no assurance that we will complete the conversion to an NAV REIT.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2020 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$1,503,985	$737,117	$93,000	$673,868	$—
Interest payments on outstanding debt obligations (2)	94,611	34,496	44,570	15,545	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of March 31, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable). We incurred interest expense of $13.7 million, excluding amortization of deferred financing costs totaling $1.1 million and unrealized losses on derivative instruments of $34.0 million during the three months ended March 31, 2020.

Results of Operations
Overview
As of March 31, 2019, we owned 28 office properties and one mixed-use office/retail property and had entered into the Hardware Village joint venture to develop a multifamily apartment complex. On July 18, 2019, we sold 11 properties to the SREIT in the Singapore Transaction. As of March 31, 2020, we owned 18 office properties and one mixed-use office/retail property and had entered into the Hardware Village joint venture to develop a multifamily apartment complex, which was completed and held for sale as of March 31, 2020. In addition, we owned an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. As a result, the results of operations presented for the three months ended March 31, 2020 and 2019 are not directly comparable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended March 31, 2020 versus the three months ended March 31, 2019
The following table provides summary information about our results of operations for the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Changes Due to Completions and Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2020	2019
Rental income	$71,618	$103,007	$(31,389)	(30)%	$(28,354)	$(3,035)
Other operating income	6,084	8,371	(2,287)	(27)%	(2,567)	280
Operating, maintenance and management	18,257	23,735	(5,478)	(23)%	(6,419)	941
Real estate taxes and insurance	14,103	17,446	(3,343)	(19)%	(3,846)	503
Asset management fees to affiliate	5,174	6,872	(1,698)	(25)%	(1,885)	187
General and administrative expenses	1,677	2,035	(358)	(18)%	n/a	n/a
Depreciation and amortization	27,392	41,408	(14,016)	(34)%	(11,815)	(2,201)
Interest expense	48,789	37,947	10,842	29%	(6,904)	17,746
Impairment charges on real estate	19,896	8,706	11,190	129%	—	11,190
Other income	—	13	(13)	(100)%	n/a	n/a
Other interest income	33	72	(39)	(54)%	n/a	n/a
Equity in loss of an unconsolidated entity	(1,161)	—	(1,161)	(100)%	—	(1,161)
Loss from extinguishment of debt	(188)	—	(188)	(100)%	—	(188)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 related to real estate developments completed and placed in service, and real estate investments disposed of on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $103.0 million for the three months ended March 31, 2019 to $71.6 million for the three months ended March 31, 2020. The decrease in rental income was primarily due to the Singapore Transaction in July 2019, and with respect to properties held throughout both periods, lease termination fees received in 2019 and an increase in the reserve for straight-line rent during the three months ended March 31, 2020 as a result of the outbreak of COVID-19, partially offset by an increase in occupancy at Hardware Village East, which was completed and placed in service in October 2019. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions as a result of the outbreak of COVID-19. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the outbreak of COVID-19 on our business.
Other operating income decreased from $8.4 million during the three months ended March 31, 2019 to $6.1 million for the three months ended March 31, 2020. The decrease in other operating income was primarily due to the Singapore Transaction in July 2019, partially offset by an increase in parking revenues for properties held throughout both periods. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions as a result of the outbreak of COVID-19.
Operating, maintenance and management costs decreased from $23.7 million for the three months ended March 31, 2019 to $18.3 million for the three months ended March 31, 2020. The decrease in operating, maintenance and management costs was primarily due to the Singapore Transaction in July 2019, partially offset by the costs related to the operation of Hardware Village East, which was completed and placed in service in October 2019, and by an increase in operating costs at properties held throughout both periods.  We expect operating, maintenance and management costs to increase in future periods as a result of general inflation for properties that we continue to own offset by a decrease due to the disposition of Hardware Village, which subsequently sold on May 7, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Real estate taxes and insurance decreased from $17.4 million for the three months ended March 31, 2019 to $14.1 million for the three months ended March 31, 2020. The decrease in real estate taxes and insurance was primarily due to the Singapore Transaction in July 2019, partially offset by tax refunds received in 2019 for various properties held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own offset by a decrease due to the disposition of Hardware Village, which subsequently sold on May 7, 2020.
Asset management fees with respect to our real estate investments decreased from $6.9 million for the three months ended March 31, 2019 to $5.2 million for the three months ended March 31, 2020 primarily due to the Singapore Transaction in July 2019, partially offset by the development of Hardware Village East, which was completed in October 2019. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties offset by a decrease due to the disposition of Hardware Village, which subsequently sold on May 7, 2020. As of March 31, 2020, there were $8.9 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see "-Liquidity and Capital Resources" herein.
General and administrative expenses decreased from $2.0 million for the three months ended March 31, 2019 to $1.7 million for the three months ended March 31, 2020. The decrease in general and administrative expenses was primarily due to professional fees incurred in 2019 related to the Singapore Transaction that closed on July 18, 2019. We had agreed with our advisor to evenly divide certain costs and expenses related to the Singapore Transaction, all of which were reimbursed by the SREIT after closing. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $41.4 million for the three months ended March 31, 2019 to $27.4 million for the three months ended March 31, 2020, primarily due to the Singapore Transaction in July 2019, accelerated depreciation and amortization due to lease terminations in 2019 at a property held throughout both periods and the classification of Hardware Village to held for sale. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense increased from $37.9 million for the three months ended March 31, 2019 to $48.8 million for the three months ended March 31, 2020. Included in interest expense was (i) $23.5 million and $13.0 million of interest expense payments for the three months ended March 31, 2019 and 2020, respectively, (ii) the amortization of deferred financing costs of $1.6 million and $1.1 million for the three months ended March 31, 2019 and 2020, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $13.2 million and $34.7 million for the three months ended March 31, 2019 and 2020. Additionally, during the three months ended March 31, 2019, we capitalized $0.5 million of interest to construction-in-progress related to Hardware Village. The increase in interest expense was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges and an increased level of borrowing, partially offset by the repayment of debt related to the Singapore Transaction in July 2019 and a lower 30-day LIBOR rate during the three months ended March 31, 2020. Our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt). We also expect interest to increase in future periods as a result of additional borrowings for capital expenditures.
During the three months ended March 31, 2020 and 2019, we recorded impairment charges of $19.9 million and $8.7 million, respectively, to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property at March 31, 2020 and 2019, respectively. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic with respect to the three months ended March 31, 2020. As a result, many retail tenants have requested rent concessions as their businesses have been severely impacted.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the three months ended March 31, 2020, we recorded an equity in loss from an unconsolidated entity of $1.2 million related to our investment in the SREIT, which includes $3.3 million related to our share of net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to our investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020. Based on our 27.5% ownership interest in the SREIT as of March 31, 2020, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of March 31, 2020. We did not recognize any equity in income (loss) of an unconsolidated entity during the three months ended March 31, 2019. We expect our equity in income (loss) of an unconsolidated entity related to our investment in the SREIT to vary based on occupancy rates and rental rates of the SREIT’s real estate investments and uncertainty and business disruptions as a result of the outbreak of COVID-19.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and held for sale as of March 31, 2020.
Further, during the current period of uncertainty and business disruptions as a result of the outbreak of COVID-19, FFO and MFFO are much more limited measures of future performance and dividend sustainability. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business.
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, unrealized losses (gains) on derivative instruments and loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO and Adjusted MFFO, for the three months ended March 31, 2020 and 2019, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(58,903)	$(26,678)
Depreciation of real estate assets	20,218	26,496
Amortization of lease-related costs	7,174	14,912
Impairment charges on real estate	19,896	8,706
Adjustments for noncontrolling interests - consolidated entities (1)	—	(6)
Adjustment for investment in an unconsolidated entity (2)	2,354	—
FFO attributable to common stockholders (3)	(9,261)	23,430
Straight-line rent and amortization of above- and below-market leases, net	(2,351)	(2,822)
Loss from extinguishment of debt	188	—
Unrealized losses on derivative instruments	33,991	14,619
Adjustment for investment in an unconsolidated entity (2)	3,801	—
MFFO attributable to common stockholders (3)	26,368	35,227
Adjustment for a contractual rent payment received but deferred (4)	381	—
Adjusted MFFO attributable to common stockholders (3)	$26,749	$35,227
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net loss attributable to common stockholders to FFO.
(2) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO and MFFO for our equity investment in an unconsolidated entity.
(3) FFO, MFFO and Adjusted MFFO include $2.6 million of lease termination income for the three months ended March 31, 2019.
(4) Adjustment for rent contractually due and collected per the terms of a lease agreement, but deferred and not recognized into rental income for purposes of GAAP as the tenant improvements are under construction. This amount is included in other liabilities on our consolidated balance sheet as of March 31, 2020.
Our calculation of Adjusted MFFO above includes amounts related to the operations of the multifamily apartment complex held by the Hardware Village Joint Venture that sold on May 7, 2020 and the Singapore Portfolio sold on July 18, 2019. Please refer to the table below with respect to the proportion of Adjusted MFFO related to the real estate properties sold or held for sale as of March 31, 2020 (in thousands).

	For the Three Months Ended March 31,
	2020	2019
Adjusted MFFO by component:
Assets held for investment	$26,681	$24,586
Real estate properties sold	15	11,641
Real estate property held for sale	53	(1,000)
Adjusted MFFO	$26,749	$35,227

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first quarter of 2020 (in thousands, except per share amounts):

Period	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
			Cash	Reinvested	Total
First Quarter 2020	$27,149	$0.149	$15,573	$11,904	$27,477	$17,410
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2020 through March 31, 2020, distributions were calculated at a rate of $0.04983333 per share.
(2) Distributions are paid on a monthly basis. Distributions for the monthly record date of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2020, we paid aggregate distributions of $27.5 million, including $15.6 million of distributions paid in cash and $11.9 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2020 was $58.9 million. FFO for the three months ended March 31, 2020 was $(9.3) million and cash flow from operating activities was $17.4 million. See the reconciliation of FFO to net loss attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $17.4 million of cash flow from current operating activities and $10.1 million from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
We continue to evaluate the impact and uncertainty of the COVID-19 pandemic on our real estate portfolio’s ongoing cash flows and monthly stockholder distributions. We can give no certainty to the amount of future monthly stockholder distributions which will depend in large part on the amount of tenant rent collections each month and the impact on our operating cash flows. In the near term, our board of directors will evaluate the payment of future distributions on a monthly basis.
Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the sales or repayment of real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements”, “-Market Outlook - Real Estate and Real Estate Finance Markets,” “-Liquidity and Capital Resources,” and “-Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, and those discussed in Part II, Item 1A herein. Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; the level of participation in our dividend reinvestment plan; and the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the SREIT. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. There have been no significant changes to our policies during 2020.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Disposition of Hardware Village and Entering into a Financing Arrangement with Purchaser
On May 9, 2012, we, through an indirect wholly owned subsidiary, acquired an office building containing 198,565 rentable square feet located on approximately 9.0 acres of land in Salt Lake City, Utah (“Gateway Tech Center”). At acquisition, a portion of the land at Gateway Tech Center was designated as multi-use with the potential for development (the “Excess Land”).
On August 26, 2016, we, through an indirect wholly owned subsidiary, and an unaffiliated developer (the “Developer Partner”) entered into an agreement to form a joint venture (the “Hardware Village Joint Venture”). The Hardware Village Joint Venture was formed to participate in the development and subsequent operation of a two building multi-family apartment complex (“Hardware Village”). In July 2018, one of the two buildings consisting of 267 units was placed into service. In October 2019, the development was completed and the second building consisting of 186 units was placed into service.
Through May 7, 2020, we owned a 99.24% equity interest in the Hardware Village Joint Venture. We partially funded our initial capital contribution to the Hardware Village Joint Venture by contributing the Excess Land valued, pursuant to the joint venture agreement, at $13.5 million with a historical cost basis of $4.2 million. At March 31, 2020, the cost basis of Hardware Village, including the cost basis of the Excess Land and excluding accumulated depreciation, was $128.3 million. The project was primarily funded with capital contributions from us and proceeds from a loan facility with an unaffiliated lender, which was paid off by us on September 25, 2019.
On December 6, 2019, the Hardware Village Joint Venture, through a wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions for the sale of Hardware Village to a buyer (the “Purchaser”). The Purchaser is not affiliated with the Hardware Village Joint Venture, us or our advisor.
On May 7, 2020, the Hardware Village Joint Venture completed the sale of Hardware Village to the Purchaser for a purchase price of $178.0 million, before third-party closing costs, credits and the disposition fee payable to our advisor. The purchase price was paid in a combination of approximately $27.8 million in cash and approximately $150.2 million in seller financing provided by our indirect wholly owned subsidiary (the “Lender”), as described below. The Developer Partner received a distribution of $6.4 million of the proceeds from the sale, assigned its interest in the Hardware Village Joint Venture to us and ceased to be a member of the Hardware Village Joint Venture effective May 7, 2020.
In connection with the sale and seller financing, on May 7, 2020, the Purchaser entered into a promissory note with the Lender for $150.2 million. The promissory note is secured by a first mortgage on Hardware Village. For the period commencing on May 7, 2020 through July 31, 2020, interest on the promissory note will accrue based on the higher of 2.95% and 250 basis points plus one-month LIBOR. For the period commencing on August 1, 2020 and until the maturity date, interest on the promissory note will accrue based on the higher of 3.95% and 350 basis points plus one-month LIBOR. Monthly payments are interest only, with the outstanding principal due and payable at maturity on May 6, 2021; however, the Purchaser can prepay the outstanding principal and any unpaid accrued interest at any time without fee, premium or penalty.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions Paid
On April 1, 2020, we paid distributions of $9.1 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 20, 2020. On May 1, 2020, we paid distributions of $9.1 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2020.
COVID-19 Pandemic
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants and our investment in the SREIT. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we did recognize an impairment charge on an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic. Many of our tenants have experienced disruptions in their business, some more severely than others. In general, our retail tenants have been more severely impacted by the COVID-19 pandemic than the office tenants. In addition, since April 1, 2020, several tenants have requested rent relief as a result of the pandemic, and we are unable to predict the impact that the pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements.
The extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the SREIT will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2020, the fair value of our fixed rate debt was $95.3 million and the outstanding principal balance of our fixed rate debt was $93.0 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2020.  As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $221.2 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.2 billion of our variable rate debt (including two forward interest rate swaps in the total amount of $115.0 million, which will become effective in August 2020 and November 2020, respectively). Based on interest rates as of March 31, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2021, interest expense on our variable rate debt would increase or decrease by $2.2 million.
The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of March 31, 2020 were 4.2% and 3.5%, respectively.  The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2020 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We are exposed to financial market risk with respect to our investment in Prime US REIT (SGX Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. Pursuant to lock-up letters we and certain of our subsidiaries entered in connection with the acquisition of the securities, we and our subsidiaries agreed not to sell, pledge or transfer any of our units of common equity in Prime US REIT (subject to limited exceptions) until January 19, 2020 and not to sell, pledge or transfer 50% of our units of common equity until July 19, 2020. Prime US REIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in Prime US REIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of Prime US REIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in Prime US REIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding Prime US REIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a director of the external manager of Prime US REIT, and an affiliate of our advisor services as the U.S. asset manager to Prime US REIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of March 31, 2020, we held 289,561,899 units of the Prime US REIT which represented 27.5% of the outstanding units of Prime US REIT. As of March 31, 2020, the aggregate value of our investment in the units of Prime US REIT was $181.0 million, which was based on the closing price of the Prime US REIT units on the SGX of $0.63 per unit as of March 31, 2020. Based solely on the closing price per unit of Prime US REIT units as of March 31, 2020, if prices were to increase or decrease by 10% upon sale of all of our 289,561,899 units of Prime US REIT, our net income would decrease by $41.2 million or $77.4 million, respectively.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook - Real Estate and Real Estate Finance Markets” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, results of operations and cash flows, the markets and communities in which we and our tenants operate and our investment in the SREIT.
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic is rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. Many experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or recession. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of the pandemic on our business, financial condition, results of operations or cash flows.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors:
•health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease;
•disruption in supply and delivery chains;
•a general decline in business activity and demand for real estate;
•reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations;
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and
•the potential negative impact on the health of our advisor’s personnel, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.
We have also made a significant investment in the common units of the SREIT. In addition to the risks similar to above with respect to the SREIT’s investments in US office properties, our investment in the units of the SREIT is subject to the risks inherent in investing in traded securities. Since mid-March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility. For purposes of the December 4, 2019 estimated value per share, we valued our investment in units of the SREIT at $257.8 million, based on the trading price of the units of the SREIT as of closing on December 3, 2019 less a discount for (i) transfer restrictions imposed by lock-up agreements then in effect on 100% of the units we held and (ii) blockage due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units. As of May 14, 2020, the aggregate value of our investment in the units of the SREIT was $199.8 million, which was based solely on the closing price of the units on the SGX of $0.69 per unit as of May 14, 2020 and did not take into account the remaining lock-up restrictions on 50% of the units we hold and potential blockage due to the quantity of units we hold.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenant’s business and operations, our investment in the SREIT or the global economy as a whole. In the near term many of our tenants will suffer reductions in revenue and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. Since April 1, 2020, several tenants have requested rent relief, most in the form of rent deferrals or abatements. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business.
The current offering price of shares under our dividend reinvestment plan is equal to 95% of the December 4, 2019 estimated value per share approved by our board of directors. It does not take into account developments in our portfolio or the markets since December 4, 2019, including the current business disruptions as a result of the outbreak of the COVID-19 pandemic. As a result of these developments, a reinvestment of dividends in our common stock bears increased risk.
Pursuant to our dividend reinvestment plan, participants in the dividend reinvestment plan acquire shares of our common stock under the plan at a price equal to 95% of the estimated value per share of our common stock. As such, participants currently acquire shares of our common stock under the plan at a price equal to $11.07 per share, which is 95% of our December 4, 2019 estimated value per share. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 4, 2019. In particular, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, has had a negative impact on the economy and business activity globally, as discussed in the risk factor above. These risks are not priced into our most recent estimated value per share, and given the uncertainty, no assurances can be given that the purchase price of shares of our common stock reflect the underlying value of our assets. As a result, a reinvestment of distributions in our common stock bears increased risk.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the December 4, 2019 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of the our Annual Report on Form 10-K for the year ended December 31, 2019.

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
In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program. Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. However, any redemptions sought in connection with and meeting the requirements for a Special Redemptions (defined below) would still be eligible and continue to be processed in accordance with the current share redemption program, subject to the restrictions described below.
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
On December 4, 2019, our board of directors approved an estimated value per share of our common stock of $11.65 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2019, with the exception of adjustments to our net asset value to give effect to (i) the October 23, 2019 authorization of a Special Dividend of $0.80 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on November 4, 2019 and (ii) the change in the estimated value of our investment in units of Prime US REIT (SGX Ticker: OXMU) as of December 3, 2019. This estimated value per share became effective for the December 2019 redemption date, which was December 31, 2019.
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
Our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to stockholders, and we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon 10 business days’ notice. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders. The complete share redemption program document is filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed with the SEC on May 9, 2018 and is available at the SEC’s website at www.sec.gov.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
During the three months ended March 31, 2020, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	96,852	$11.65	(3)
February 2020	58,947	$11.65	(3)
March 2020	103,822	$11.65	(3)
Total	259,621
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2019, we had an aggregate of $51.7 million available for redemptions in 2020, including the reserve for Special Redemptions. In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program. Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests were accepted or collected during the three months ended March 31, 2020. Based on this limitation, as of March 31, 2020, we had $48.7 million available for redemptions for the remainder of 2020, including the reserve for Special Redemptions for the remainder of 2020. As of April 30, 2020, we had $47.5 million available for redemptions, including $10.0 million reserved for Special Redemptions for the remainder of 2020.
In addition to the redemptions under the share redemption program described above, during the three months ended March 31, 2020, we repurchased an additional 2,089 shares of our common stock at a weighted-average price of $11.65 per share for an aggregate price of $24,000.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.1
First Modification and Additional Advance Agreement (Long Form), by and among KBSIII Domain Gateway, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, KBSIII 201 17th Street, LLC, U.S. Bank National Association and the Lenders party thereto, dated January 23, 2020 ,incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.2
Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing (201 17th Street Project), by and between KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.3
Junior Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (515 Congress Project), by and among KBSIII 515 Congress, LLC, James A Johnson and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.4
Junior Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (Domain Gateway Project), by and among KBSIII Domain Gateway, LLC, James A Johnson and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.5
Assignment and Assumption Agreement, by and between Fifth Third Bank and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

10.6
Assumption and Joinder Agreement, by and among KBSIII 201 17th Street, LLC, the other Borrowers thereto and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.7
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Associated Bank, National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.8
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and City National Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.9
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Regions Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.10
Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Citizens Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.11
Second Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.12
Fee Letter, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed May 9, 2018

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 14, 2020	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 14, 2020	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)