Form 10-Q
period 2020-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2020-08-12
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 10, 2020, there were 183,187,510 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate:
Land	$306,871	$308,920
Buildings and improvements	2,126,406	2,092,928
Tenant origination and absorption costs	86,392	95,808
Total real estate held for investment, cost	2,519,669	2,497,656
Less accumulated depreciation and amortization	(481,802)	(444,299)
Total real estate held for investment, net	2,037,867	2,053,357
Real estate held for sale, net	—	122,264
Total real estate, net	2,037,867	2,175,621
Real estate loan receivable, net (allowance for credit losses of $680)	147,648	—
Total real estate and real estate-related investments, net	2,185,515	2,175,621
Cash and cash equivalents	48,368	43,984
Restricted cash	5,289	5,288
Investment in an unconsolidated entity	239,474	253,371
Rents and other receivables, net	88,150	83,446
Above-market leases, net	501	566
Prepaid expenses and other assets	76,702	76,651
Total assets	$2,643,999	$2,638,927
Liabilities and equity
Notes payable, net	$1,493,231	$1,459,879
Accounts payable and accrued liabilities	58,471	71,381
Due to affiliate	8,141	7,886
Distributions payable	9,102	9,392
Below-market leases, net	8,347	9,849
Other liabilities	86,442	43,526
Total liabilities	1,663,734	1,601,913
Commitments and contingencies (Note 12)
Redeemable common stock	69,059	51,704
Equity:
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 182,564,608 and 180,970,743 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,826	1,810
Additional paid-in capital	1,600,363	1,600,416
Cumulative distributions in excess of net income	(690,983)	(617,171)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	911,206	985,055
Noncontrolling interest	—	255
Total equity	911,206	985,310
Total liabilities and equity	$2,643,999	$2,638,927

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$70,608	$105,843	$142,226	$208,850
Interest income from real estate loan receivable	1,207	—	1,207	—
Other operating income	4,156	8,666	10,240	17,037
Total revenues	75,971	114,509	153,673	225,887
Expenses:
Operating, maintenance and management	17,098	26,279	35,355	50,013
Real estate taxes and insurance	14,809	18,418	28,912	35,865
Asset management fees to affiliate	5,219	6,999	10,393	13,871
General and administrative expenses	1,519	1,907	3,196	3,942
Depreciation and amortization	27,358	41,632	54,750	83,040
Interest expense	13,753	47,403	62,542	85,350
Impairment charges on real estate	—	—	19,896	8,706
Total expenses	79,756	142,638	215,044	280,787
Other income (loss):
Other income	—	9	—	22
Other interest income	14	192	47	264
Equity in loss of an unconsolidated entity	(835)	—	(1,996)	—
Loss from extinguishment of debt	—	(196)	(188)	(196)
Gain on sale of real estate, net	50,938	—	50,938	—
Provision for credit loss	(680)	—	(680)	—
Total other income, net	49,437	5	48,121	90
Net income (loss)	45,652	(28,124)	(13,250)	(54,810)
Net (income) loss attributable to noncontrolling interest	(6,144)	9	(6,145)	17
Net income (loss) attributable to common stockholders	$39,508	$(28,115)	$(19,395)	$(54,793)
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.22	$(0.16)	$(0.11)	$(0.31)
Weighted-average number of common shares outstanding, basic and diluted	182,388,463	174,783,611	181,988,121	175,154,320

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2020 and 2019 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, March 31, 2020	181,784,482	$1,818	$1,600,382	$(703,223)	$898,977	$256	$899,233
Net income	—	—	—	39,508	39,508	6,144	45,652
Issuance of common stock	1,058,508	10	11,708	—	11,718	—	11,718
Transfers to redeemable common stock	—	—	(8,475)	—	(8,475)	—	(8,475)
Redemptions of common stock	(278,382)	(2)	(3,241)	—	(3,243)	—	(3,243)
Distributions declared	—	—	—	(27,268)	(27,268)	—	(27,268)
Other offering costs	—	—	(11)	—	(11)	—	(11)
Distribution to noncontrolling interest	—	—	—	—	—	(6,400)	(6,400)
Balance, June 30, 2020	182,564,608	$1,826	$1,600,363	$(690,983)	$911,206	$—	$911,206

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, March 31, 2019	174,110,694	$1,741	$1,550,411	$(681,744)	$870,408	$275	$870,683
Net loss	—	—	—	(28,115)	(28,115)	(9)	(28,124)
Issuance of common stock	1,136,045	11	12,963	—	12,974	—	12,974
Transfers to redeemable common stock	—	—	(10,080)	—	(10,080)	—	(10,080)
Redemptions of common stock	(245,178)	(2)	(2,942)	—	(2,944)	—	(2,944)
Distributions declared	—	—	—	(28,404)	(28,404)	—	(28,404)
Other offering costs	—	—	(1)	—	(1)	—	(1)
Balance, June 30, 2019	175,001,561	$1,750	$1,550,351	$(738,263)	$813,838	$266	$814,104

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
For the Six Months Ended June 30, 2020 and 2019 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2019	180,970,743	$1,810	$1,600,416	$(617,171)	$985,055	$255	$985,310
Net (loss) income	—	—	—	(19,395)	(19,395)	6,145	(13,250)
Issuance of common stock	2,133,957	21	23,601	—	23,622	—	23,622
Transfers to redeemable common stock	—	—	(17,355)	—	(17,355)	—	(17,355)
Redemptions of common stock	(540,092)	(5)	(6,287)	—	(6,292)	—	(6,292)
Distributions declared	—	—	—	(54,417)	(54,417)	—	(54,417)
Other offering costs	—	—	(12)	—	(12)	—	(12)
Distribution to noncontrolling interest	—	—	—	—	—	(6,400)	(6,400)
Balance, June 30, 2020	182,564,608	$1,826	$1,600,363	$(690,983)	$911,206	$—	$911,206

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2018	177,523,853	$1,775	$1,555,380	$(626,543)	$930,612	$283	$930,895
Net loss	—	—	—	(54,793)	(54,793)	(17)	(54,810)
Issuance of common stock	2,317,868	23	26,448	—	26,471	—	26,471
Transfers from redeemable common stock	—	—	24,028	—	24,028	—	24,028
Redemptions of common stock	(4,840,160)	(48)	(55,502)	—	(55,550)	—	(55,550)
Distributions declared	—	—	—	(56,927)	(56,927)	—	(56,927)
Other offering costs	—	—	(3)	—	(3)	—	(3)
Balance, June 30, 2019	175,001,561	$1,750	$1,550,351	$(738,263)	$813,838	$266	$814,104

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(13,250)	$(54,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,750	83,040
Impairment charges on real estate	19,896	8,706
Noncash interest income on real estate loan receivable	(530)	—
Provision for credit loss	680	—
Equity in loss of an unconsolidated entity	1,996	—
Distribution of operating cash flow from an unconsolidated entity	11,901	—
Deferred rents	(2,986)	(3,026)
Loss due to property damage	—	90
Amortization of above- and below-market leases, net	(1,437)	(2,100)
Amortization of deferred financing costs	2,117	3,185
Unrealized losses on derivative instruments	34,016	37,899
Loss from extinguishment of debt	188	196
Gain on sale of real estate	(50,938)	—
Changes in operating assets and liabilities:
Rents and other receivables	(2,688)	(3,149)
Prepaid expenses and other assets	(5,446)	(19,213)
Accounts payable and accrued liabilities	(8,106)	(3,438)
Other liabilities	1,170	(2,853)
Due to affiliates	1,388	399
Net cash provided by operating activities	42,721	44,926
Cash Flows from Investing Activities:
Improvements to real estate	(47,873)	(35,199)
Proceeds from sale of real estate, net	26,571	—
Payments for construction in progress	(3,277)	(14,017)
Origination costs on real estate loan receivable	(120)	—
Payments of post-closing acquisition costs	—	(338)
Escrow deposits for tenant improvements	—	972
Insurance proceeds received for property damage	—	519
Net cash used in investing activities	(24,699)	(48,063)
Cash Flows from Financing Activities:
Proceeds from notes payable	104,510	283,830
Principal payments on notes payable	(72,052)	(193,664)
Payments of deferred financing costs	(1,458)	(4,692)
Payments to redeem common stock	(6,292)	(55,550)
Payments of prepaid other offering costs	(848)	—
Payments of other offering costs	(12)	(3)
Distribution to noncontrolling interest	(6,400)	—
Distributions paid to common stockholders	(31,085)	(30,772)
Net cash used in financing activities	(13,637)	(851)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,385	(3,988)
Cash, cash equivalents and restricted cash, beginning of period	49,272	76,038
Cash, cash equivalents and restricted cash, end of period	$53,657	$72,050
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,067 for the six months ended June 30, 2019	$26,750	$43,659
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$9,102	$9,485
Redeemable common stock payable	$43	$16,476
Accrued improvements to real estate	$22,932	$27,061
Construction in progress payable	$—	$6,616
Acquisition fee related to construction in progress due to affiliate	$—	$1,049
Real estate loan receivable provided to purchaser of real estate	$147,678	$—
Accrued prepaid other offering costs	$751	$33
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$23,622	$26,471

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2020, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of June 30, 2020, the Company owned 18 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”), which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. In addition, as of June 30, 2020, the Company had originated one real estate loan receivable secured by a deed of trust.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of June 30, 2020, the Company had also sold 34,587,959 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $356.2 million. Also as of June 30, 2020, the Company had redeemed or repurchased 29,029,189 shares sold in the Offering for $317.7 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants and its investments in the SREIT and a real estate loan receivable. During the six months ended June 30, 2020, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. The Company did, however, recognize an impairment charge on an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail and restaurant tenants, which comprise approximately 3% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. In addition, during the second quarter, the Company granted rent relief to a number of tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on its revolving credit facilities or exercise extension options due to covenants described in the Company’s loan agreements. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements.
The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants and the Company’s investments in the SREIT and a real estate loan receivable depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019, except for the addition of accounting policies for the Company’s real estate loan receivable that was originated in May 2020. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The consolidated financial statements include the accounts of the Company, REIT Holdings III, the Operating Partnership, their direct and indirect wholly owned subsidiaries, and through May 7, 2020, a joint venture in which the Company held a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2020 and 2019, respectively.
Distributions declared per common share were $0.1625 and $0.3250 in the aggregate for the three and six months ended June 30, 2019, respectively. Distributions declared per common share were $0.149 and $0.298 in the aggregate for the three and six months ended June 30, 2020, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2019 through June 2019 and January 2020 through June 2020. For each monthly record date for distributions during the period from January 1, 2019 through June 30, 2019, distributions were calculated at a rate of $0.05416667 per share. For each monthly record date for distributions during the period from January 1, 2020 through June 30, 2020, distributions were calculated at a rate of $0.04983333 per share.
Segments
The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. In addition, the Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment. Accordingly, the Company aggregated its investments in real estate properties and a real estate loan receivable into one reportable business segment.
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
Revenue Recognition
Real Estate Loan Receivable
Interest income on the Company’s real estate loan receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on non-accrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the Company reserves for any outstanding accrued interest receivable through the provision for credit loss and recognizes income on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectability of the loan’s principal balance in determining whether to recognize income on a cash basis or a cost-recovery basis. The Company will resume the accrual of interest if it determines the collection of interest, according to the contractual terms of the loan, is probable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Real Estate Loans Receivable
The Company records real estate loans receivable at amortized cost, net of an allowance for credit losses (if any). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a real estate loan receivable to present the net amount expected to be collected. This allowance is accounted for under the current expected credit loss (CECL) model and is measured and recorded upon the initial recognition of the real estate loan receivable and is re-measured at each balance sheet date based on changes in facts and circumstances. The allowance is adjusted through “Provision for credit loss” on the Company’s consolidated statements of operations and is increased or decreased based on the re-measurement of the allowance for credit loss at each balance sheet date. If the Company determines that all or a portion of the real estate loan receivable is no longer collectible, the portion that is deemed uncollectible will be written off and the allowance for credit losses reduced. Recoveries of real estate loans receivable that were previously written off are recorded when cash is received.
The Company applies a probability-of-default method to measure the allowance for credit losses which applies the probability of default within a given timeframe by the percentage of the real estate loan receivable not expected to be collected due to default. Additionally, the Company evaluates the potential for adverse changes in the value of the collateral over the contractual life of the real estate loan receivable, the financial condition of the borrower, the probability that it will grant the borrower a concession through modification of the loan terms and other market conditions in calculating the allowance for credit losses.
Failure to properly measure an allowance for credit loss could result in the overstatement of earnings and the carrying value of the real estate loan receivable. Actual losses, if any, could differ significantly from estimated amounts.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through June 30, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.
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
In accordance with the Topic 842 Q&A, the Company made the election to account for lease concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the Company as lessor consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed. Accordingly, the Company does not analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and elected not to apply the lease modification guidance in Topic 842. For deferrals, the Company accounts for the concessions as if no changes to the lease contract were made and continues to recognize rental income during the deferral period. The amount of deferred rent is assessed for collectability at the end of each reporting period. For rental abatements, the Company recognizes negative variable lease income for the forgiven rent, thereby reversing the rental income and rent receivable for the abated period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
The Company has granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to the Company’s consolidated balance sheets as of June 30, 2020 or consolidated statements of operations for the three and six months ended June 30, 2020. As of June 30, 2020, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $1.5 million of rent deferrals for the period from March through August 2020, extending the timing of these rental payments to a later period through 2024, and granting $0.8 million in rental abatements. As of June 30, 2020, the Company had $1.1 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $0.5 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheets. For the three and six months ended June 30, 2020, the Company recorded $0.6 million of rental abatements granted to tenants as a result of the COVID-19 pandemic.
Tenants may request additional lease concessions, in the form of rent deferrals or abatements, for future periods, which may have an impact on the Company’s business, financial condition and results of operations, but the ultimate impact will largely depend on future developments with respect to the continued spread and treatment of the virus, which the Company cannot accurately predict.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
3. REAL ESTATE
Real Estate Held for Investment
As of June 30, 2020, the Company’s real estate portfolio held for investment was composed of 18 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.8 million rentable square feet. As of June 30, 2020, the Company’s real estate portfolio held for investment was collectively 88% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2020 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Domain Gateway	09/29/2011	Austin	TX	Office	$63,279	$(11,596)	$51,683
Town Center	03/27/2012	Plano	TX	Office	129,070	(34,895)	94,175
McEwen Building	04/30/2012	Franklin	TN	Office	37,658	(9,635)	28,023
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	28,674	(7,038)	21,636
RBC Plaza	01/31/2013	Minneapolis	MN	Office	154,013	(47,843)	106,170
Preston Commons	06/19/2013	Dallas	TX	Office	127,822	(25,266)	102,556
Sterling Plaza	06/19/2013	Dallas	TX	Office	82,951	(18,730)	64,221
201 Spear Street	12/03/2013	San Francisco	CA	Office	149,327	(22,969)	126,358
Accenture Tower	12/16/2013	Chicago	IL	Office	454,560	(93,024)	361,536
Anchor Centre	05/22/2014	Phoenix	AZ	Office	97,786	(21,235)	76,551
Ten Almaden	12/05/2014	San Jose	CA	Office	126,863	(23,717)	103,146
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	209,176	(37,325)	171,851
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,372	(28,021)	123,351
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	76,774	(909)	75,865
201 17th Street	06/23/2015	Atlanta	GA	Office	103,893	(21,264)	82,629
515 Congress	08/31/2015	Austin	TX	Office	125,885	(19,299)	106,586
The Almaden	09/23/2015	San Jose	CA	Office	181,714	(25,736)	155,978
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,848	(7,987)	52,861
Carillon	01/15/2016	Charlotte	NC	Office	158,004	(25,313)	132,691
					$2,519,669	$(481,802)	$2,037,867
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of June 30, 2020, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$361,536	13.7%	$32,529	$27.74	80.5%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2020, the leases had remaining terms, excluding options to extend, of up to 17.1 years with a weighted-average remaining term of 4.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.4 million and $8.8 million as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded an adjustment to rental income of $4.4 million and $1.4 million, respectively, for lease payments that were deemed not probable of collection. During the six months ended June 30, 2019, the Company recorded bad debt recovery of $0.3 million, which was included in operating, maintenance and management expense in the accompanying consolidated statements of operations. No bad debt expense or recovery was recorded during the six months ended June 30, 2020.
During the six months ended June 30, 2020 and 2019, the Company recognized deferred rent from tenants of $3.0 million and $3.0 million, respectively. As of June 30, 2020 and December 31, 2019, the cumulative deferred rent balance was $83.3 million and $80.0 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $21.1 million and $21.0 million of unamortized lease incentives as of June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

July 1, 2020 through December 31, 2020	$112,461
2021	221,907
2022	197,778
2023	168,586
2024	148,452
Thereafter	623,845
$1,473,029

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
As of June 30, 2020, the Company’s office and office/retail properties were leased to approximately 640 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	123	$42,314	18.1%
Real Estate	62	27,438	11.7%
Professional, Scientific and Technical Services	42	25,180	10.8%
		$94,932	40.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2020, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of June 30, 2020, the Company’s net investments in real estate in California, Texas and Illinois represented 21.1%, 15.9% and 13.7% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Impairment of Real Estate
During the six months ended June 30, 2020 and 2019, the Company recorded impairment charges of $19.9 million and $8.7 million, respectively, to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic with respect to the first quarter of 2020. As a result, many retail tenants have requested rent concessions as their businesses have been severely impacted.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
4. REAL ESTATE SALES
During the six months ended June 30, 2020, the Company sold a multifamily apartment complex held through a consolidated joint venture. In connection with the sale, the Company, through an indirect wholly owned subsidiary, provided seller financing to the purchaser by originating a real estate loan receivable. See Note 6, “Real Estate Loan Receivable - Recent Origination - Hardware Village First Mortgage.” During the year ended December 31, 2019, the Company, through 12 wholly owned subsidiaries, sold 11 of its properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, which was listed on the Singapore Stock Exchange (“SGX”) on July 19, 2019 (the “Singapore Transaction”). The Company sold the Singapore Portfolio to the SREIT on July 18, 2019. The sale price of the Singapore Portfolio was $1.2 billion, before third-party closing costs, closing credits and other costs of approximately $20.0 million and excluding disposition fees paid to the Advisor of $9.5 million.
The following summary presents the components of real estate held for sale, net as of June 30, 2020 and December 31, 2019 (in thousands). No real estate properties were held for sale as of June 30, 2020:

	June 30, 2020	December 31, 2019
Real estate held for sale, net:
Total real estate, at cost	$—	$127,346
Accumulated depreciation and amortization	—	(5,082)
Total real estate held for sale, net	$—	$122,264

The results of operations for the multifamily apartment complex held through a consolidated joint venture and the Singapore Portfolio are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Singapore Portfolio and the multifamily apartment complex held through a consolidated joint venture for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental income	$413	$29,895	$1,483	$58,446
Other operating income	61	2,691	297	5,275
Total revenues	$474	$32,586	$1,780	$63,721
Expenses
Operating, maintenance, and management	$331	$7,796	$1,177	$14,690
Real estate taxes and insurance	50	4,369	167	8,268
Asset management fees to affiliate	201	2,010	330	4,011
General and administrative expenses	(26)	9	24	9
Depreciation and amortization	—	12,679	—	25,318
Interest expense	—	8,103	—	15,512
Total expenses	$556	$34,966	$1,698	$67,808

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of June 30, 2020 and December 31, 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Cost	$86,392	$95,808	$1,146	$2,661	$(24,822)	$(25,630)
Accumulated Amortization	(53,697)	(56,886)	(645)	(2,095)	16,475	15,781
Net Amount	$32,695	$38,922	$501	$566	$(8,347)	$(9,849)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(2,518)	$(7,209)	$(28)	$(347)	$742	$1,499

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(5,293)	$(14,419)	$(65)	$(724)	$1,502	$2,824

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
6. REAL ESTATE LOAN RECEIVABLE
As of June 30, 2020, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2020	Book Value as of June 30, 2020 (1)	Contractual Interest Rate	Annualized Effective Interest Rate (2)	Maturity Date
Hardware Village First Mortgage (3)
Salt Lake City, Utah	05/07/20	Apartment	Mortgage	$150,213	$147,648	(3)	5.34%	05/06/2021
_____________________
(1) Book value represents outstanding principal balance, adjusted for unamortized origination discounts and origination costs and net of an allowance for credit losses. During the three and six months ended June 30, 2020, the Company recorded a provision for credit loss of $0.7 million, applying a probability-of-default method to measure the allowance for credit losses.
(2) Annualized effective interest rate is calculated as the actual interest income recognized in 2020, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2020.
(3) See “Recent Origination - Hardware Village First Mortgage.”
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2020 (in thousands):

Real estate loan receivable, net - December 31, 2019	$—
Face value of real estate loan receivable originated	150,213
Discount on real estate loan receivable originated	(2,535)
Accretion of discount on real estate loan receivable originated	556
Origination costs on real estate loan receivable	120
Amortization of origination costs on real estate loan receivable	(26)
Provision for credit loss	(680)
Real estate loan receivable, net - June 30, 2020	$147,648

For the three and six months ended June 30, 2020, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Contractual interest income	$677	$677
Accretion of origination discount	556	556
Amortization of origination costs	(26)	(26)
Interest income from real estate loan receivable	$1,207	$1,207

As of June 30, 2020, the Company had $0.4 million of accrued interest receivable included in rents and other receivables, net on the consolidated balance sheet. As of June 30, 2020, the borrower under the Hardware Village First Mortgage was current on its payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Recent Origination
Hardware Village First Mortgage
On May 7, 2020, the Company through a consolidated joint venture (the “Hardware Village Joint Venture”) sold a multi-family apartment project (“Hardware Village”) to a buyer unaffiliated with the Hardware Village Joint Venture, the Company or the Advisor for a purchase price of $178.0 million, before third-party closing costs, credits and the disposition fee payable to the Advisor. The purchase price was paid in a combination of approximately $27.8 million in cash and approximately $150.2 million in seller financing provided by an indirect wholly owned subsidiary of the Company (the “Lender”), as described below. The Company’s joint venture partner received a distribution of $6.4 million of the proceeds from the sale, assigned its interest in the Hardware Village Joint Venture to the Company and ceased to be a member of the Hardware Village Joint Venture effective May 7, 2020.
In connection with the sale and seller financing, on May 7, 2020, the buyer entered into a promissory note with the Lender for $150.2 million. The promissory note is secured by a first mortgage on Hardware Village (the “Hardware Village First Mortgage”). For the period commencing on May 7, 2020 through July 31, 2020, interest on the Hardware Village First Mortgage accrues based on the higher of 2.95% and 250 basis points plus one-month LIBOR. For the period commencing on August 1, 2020 and until the maturity date, interest on the Hardware Village First Mortgage will accrue based on the higher of 3.95% and 350 basis points plus one-month LIBOR. Monthly payments are interest only, with the outstanding principal due and payable at maturity on May 6, 2021; however, the buyer/borrower can prepay the outstanding principal and any unpaid accrued interest at any time without fee, premium or penalty.

7. INVESTMENT IN AN UNCONSOLIDATED ENTITY
Investment in Prime US REIT
In connection with the Singapore Transaction, on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. As of June 30, 2020, REIT Properties III held 289,561,899 units of the SREIT which represented 27.5% of the outstanding units of the SREIT. As of June 30, 2020, the aggregate value of the Company’s investment in the units of the SREIT was $225.9 million, which was based on the closing price of the SREIT units on the SGX of $0.78 per unit as of June 30, 2020.
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
The Company has concluded that based on its 27.5% ownership interest as of June 30, 2020, it exercises significant influence over the operations, financial policies and decision making with respect to its investment in the SREIT. Accordingly, the Company has accounted for its investment in the SREIT under the equity method of accounting as of June 30, 2020. Income is allocated according to the Company’s ownership interest at each month-end and recorded as equity income (loss) from unconsolidated entity. Any dividends received from the SREIT reduces the carrying amount of the investment.
As of June 30, 2020, the carrying value of the Company’s investment in the SREIT was $239.5 million. During the three and six months ended June 30, 2020, the Company recorded equity in loss from an unconsolidated entity of $0.8 million and $2.0 million, respectively, related to its investment in the SREIT. Equity in loss from an unconsolidated entity for the six months ended June 30, 2020 included $4.1 million related to the Company’s share of net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
During the six months ended June 30, 2020, the Company received $11.9 million of dividends from its investment in the SREIT, which was recorded as a reduction of the Company’s carrying value of the investment. The Company elected to apply the nature of the distribution approach for purposes of presentation of the dividend on the statement of consolidated cash flows and classified the dividend received in cash flow provided by operating activities on the statement of consolidated cash flows as of June 30, 2020. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.
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

	As of
	June 30, 2020	December 31, 2019
Assets:
Real estate, net	$1,348,075	$1,201,050
Cash and cash equivalents	33,843	37,862
Other assets	26,791	21,628
Total assets:	$1,408,709	$1,260,540
Liabilities and equity
Notes payable, net	$478,799	$432,824
Accounts payable and other liabilities	75,476	40,716
Equity	854,434	787,000
Total liabilities and equity	$1,408,709	$1,260,540

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Revenues	$36,908	$72,370
Expenses:
Operating, maintenance, and management	6,945	13,764
Real estate taxes and insurance	5,185	9,863
Asset management fees	1,865	3,661
General and administrative expenses	384	989
Depreciation and amortization	16,844	32,327
Interest expense	8,727	26,743
Total expenses	39,950	87,347
Other income	—	3
Net loss	$(3,042)	$(14,974)
Equity in loss of an unconsolidated entity (1)	$(835)	$(4,092)
_____________________
(1) Equity in loss of an unconsolidated entity for the six months ended June 30, 2020 excludes the $2.1 million gain recorded to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020, which was classified in equity in loss from an unconsolidated entity on the consolidated statement of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
8. NOTES PAYABLE
As of June 30, 2020 and December 31, 2019, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of June 30, 2020 (1)	Effective Interest Rate as of June 30, 2020 (1)	Payment Type	Maturity Date (2)
Anchor Centre Mortgage Loan (3)	$48,741	$49,043	One-month LIBOR + 1.50%	1.66%	Principal & Interest	12/1/2020
201 17th Street Mortgage Loan (4)	—	64,750	(4)	(4)	(4)	(4)
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	1.61%	Interest Only	01/05/2024
Carillon Mortgage Loan	111,000	111,000	One-month LIBOR +1.40%	1.56%	Interest Only	04/11/2024
Portfolio Loan Facility (5)	683,225	684,225	One-month LIBOR + 1.80%	1.96%	Interest Only	11/03/2020
Portfolio Revolving Loan Facility (6)	294,623	196,113	One-month LIBOR + 1.50%	1.66%	Interest Only	03/01/2023
3001 & 3003 Washington Mortgage Loan	143,245	143,245	One-month LIBOR + 1.45%	1.61%	Interest Only (7)	06/01/2024
Total notes payable principal outstanding	1,498,834	1,466,376
Deferred financing costs, net	(5,603)	(6,497)
Total Notes Payable, net	$1,493,231	$1,459,879
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2020. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2020, consisting of the contractual interest rate and using interest rate indices as of June 30, 2020, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of June 30, 2020, the Anchor Centre Mortgage Loan has one six-month extension option to June 1, 2021, subject to conditions contained in the loan modification agreement.
(4) On January 23, 2020, the 201 17th Street Mortgage Loan was paid off and the 201 17th Street property was added to the collateral of the Portfolio Revolving Loan Facility. See below, “- Recent Financing Transaction - Modified Portfolio Revolving Loan Facility.”
(5) As of June 30, 2020, the Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden, Town Center and Accenture Tower. As of June 30, 2020, the face amount of the Portfolio Loan Facility was $911.0 million, of which $683.2 million is term debt and $227.8 million is revolving debt. As of June 30, 2020, the outstanding balance under the loan consisted of $683.2 million of term debt. As of June 30, 2020, an additional $227.8 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. During the remaining term of the Portfolio Loan Facility, the Company has an option to increase the loan amount by up to an additional $400.0 million in increments of $25.0 million, to a maximum of $1.31 billion, of which 75% would be term debt and 25% would be revolving debt, subject to certain conditions contained in the loan documents. Subsequent to June 30, 2020, the Company provided notice to the lender to exercise a one-year extension option to extend the maturity date to November 3, 2021 and there is an additional one-year extension option remaining on the Portfolio Loan Facility.
(6) See below, “- Recent Financing Transaction - Modified Portfolio Revolving Loan Facility.”
(7) Represents the payment type required as of June 30, 2020. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
During the three and six months ended June 30, 2020, the Company incurred $13.8 million and $62.5 million of interest expense, respectively. During the three and six months ended June 30, 2019, the Company incurred $47.4 million and $85.4 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.0 million and $2.1 million for the three and six months ended June 30, 2020, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2019, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which increased interest expense by $3.9 million and $38.6 million for the three and six months ended June 30, 2020, respectively, and $22.0 million and $35.3 million for the three and six months ended June 30, 2019, respectively. Additionally, the Company capitalized $0.6 million and $1.1 million of interest related to construction in progress during the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, $4.1 million and $4.5 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2020 (in thousands):

July 1, 2020 through December 31, 2020	$731,966
2021	—
2022	93,000
2023	294,623
2024	379,245
$1,498,834

The Company’s notes payable contain financial debt covenants. As of June 30, 2020, the Company was in compliance with these debt covenants.
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
On January 23, 2020, the Company drew $66.5 million on the Modified Portfolio Revolving Loan Facility of which $64.9 million was used to pay off the 201 17th Street Mortgage Loan and the remaining amount was used to pay origination fees and accrued interest. As of June 30, 2020, a total of $294.6 million was funded under the Modified Portfolio Revolving Loan Facility, of which $162.5 million was term debt and $132.1 million was revolving debt. As of June 30, 2020, an additional $30.4 million of revolving debt is available upon satisfaction of certain conditions set forth in the loan documents. The Modified Portfolio Revolving Loan Facility may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
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

9. DERIVATIVE INSTRUMENTS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
As of June 30, 2020, the Company has entered into 11 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2020 and December 31, 2019. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2020		December 31, 2019			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2020
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	11	$1,189,503	11	$960,963	One-month LIBOR/ Fixed at 1.16% - 2.15%	1.86%	2.2
_____________________
(1) Includes two forward interest rate swaps in the total amount of $115.0 million, which will become effective in August 2020 and November 2020 and mature in 2023.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

		June 30, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	—	$—	3	$1,553
Interest rate swaps	Other liabilities, at fair value	11	$(43,867)	8	$(11,404)

The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Realized loss (gain) recognized on interest rate swaps	$3,882	$(1,238)	$4,629	$(2,627)
Unrealized loss on interest rate swaps	25	23,280	34,016	37,899
Increase in interest expense as a result of derivatives	$3,907	$22,042	$38,645	$35,272

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
10. FAIR VALUE DISCLOSURES
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
Real estate loan receivable: The Company’s real estate loan receivable is presented in the accompanying consolidated balance sheets at its amortized cost net of an allowance for credit losses and not at fair value. The fair value of the real estate loan receivable was estimated using an internal valuation model that considered the expected cash flows for the loan, underlying collateral value and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. The Company classifies these inputs as Level 3 inputs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable as of June 30, 2020 and of the Company’s notes payable as of June 30, 2020 and December 31, 2019, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable (1)	$150,213	$147,648	$147,648	$—	$—	$—
Financial liabilities:
Notes payable	$1,498,834	$1,493,231	$1,465,698	$1,466,376	$1,459,879	$1,469,293
_____________________
(1) Carrying amount represents outstanding principal balance, adjusted for unamortized origination discounts and origination costs and net of an allowance for credit losses.
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
As of June 30, 2020, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives - interest rate swaps	$(43,867)	$—	$(43,867)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
During the six months ended June 30, 2020, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$80,500	$—	$—	$80,500
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the six months ended June 30, 2020, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the six months ended June 30, 2020, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property include a discount rate of 9.00% and a terminal cap rate of 8.25%. See Note 3, “Real Estate – Impairment of Real Estate” for further discussion on the impaired real estate property.

11. RELATED PARTY TRANSACTIONS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
As of January 1, 2019, the Company, together with KBS REIT II, KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2020, the Company renewed its participation in the program. The program is effective through June 30, 2021.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2020 and 2019, respectively, and any related amounts payable as of June 30, 2020 and December 31, 2019 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Expensed
Asset management fees (1)	$5,219	$6,999	$10,393	$13,871	$8,097	$6,674
Reimbursement of operating expenses (2) (3)	134	636	243	1,163	44	79
Disposition fees (4)	213	—	213	—	—	—
Capitalized
Acquisition fee on development project	1	88	34	133	—	1,133
	$5,567	$7,723	$10,883	$15,167	$8,141	$7,886
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $94,000 and $185,000 for the three and six months ended June 30, 2020, respectively, and $78,000 and $148,000 for the three and six months ended June 30, 2019, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2020 and 2019, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Prior to the Singapore Transaction closing on July 19, 2019, the Company and the Advisor had agreed to evenly divide certain costs and expenses related to the Singapore Transaction. During the three and six months ended June 30, 2019, the Company incurred approximately $0.6 million and $1.0 million, respectively, of costs related to the Singapore Transaction, which were reimbursable by the SREIT upon a successful closing. These costs included legal, audit, tax, printing and other out-of-pocket costs that the Company incurred related to the Singapore Transaction. In October 2019, all of these costs had been reimbursed to the Company from the Advisor upon the Advisor receiving the reimbursement from the SREIT.
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the six months ended June 30, 2020 and 2019, the Advisor did not incur any costs for the supplemental coverage obtained by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
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
As of June 30, 2020 and December 31, 2019, the Company had accrued and deferred payment of $8.1 million and $6.7 million of asset management fees under the Advisory Agreement, respectively.
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
During the three and six months ended June 30, 2020, the Company recognized $80,000 and $161,000 of revenue related to this lease, respectively. During the three and six months ended June 30, 2019, the Company recognized $60,000 and $120,000 of revenue related to this lease, respectively.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Portfolio Sale
On July 18, 2019, the Company sold the Singapore Portfolio to the SREIT, which is affiliated with Charles J. Schreiber, Jr., the Company’s Chief Executive Officer, President, Chairman of the Board and one of the Company’s directors. See Note 7, “Investment in an Unconsolidated Entity” for information related to the investment the Company made in the SREIT in connection with the Singapore Transaction. The SREIT is externally managed by a joint venture (the “Manager”) among KBS Asia Partners Pte. Ltd. (“KAP”), an entity in which Charles J. Schreiber, Jr. currently holds an indirect 50% ownership interest, and other entities unaffiliated with the Company. The SREIT is expected to pay the Manager an annual base fee of 10% of annual distributable income and an annual performance fee of 25% of the increase in distributions per unit of the SREIT from the preceding year; however, there would not be any performance fee for 2019, and in 2020 such fee will be based on an increase over projected distributions per unit. In addition, for acquisitions, the SREIT will pay the Manager an acquisition fee of 1% of the acquisition price of any real estate acquired. No acquisition fee was paid with respect to the SREIT’s acquisition of the Singapore Portfolio. The SREIT will also pay the Manager a divestment fee of 0.5% of the sale price of any real estate sold or divested and a development management fee of 3% of the total project costs incurred for development projects, to the extent the SREIT acquires a development project. A portion of these fees paid to the Manager will be paid to KBS Realty Advisors LLC, an affiliate of the Advisor and an entity controlled by Mr. Schreiber, for sub-advisory services. The Schreiber Trust, a trust whose beneficiaries are Charles J. Schreiber, Jr. and his family members, and the Linda Bren 2017 Trust also acquired units in the SREIT. The Schreiber Trust agreed that for the benefit of the Company it will not sell any portion of its respective units in the SREIT unless and until it has received the Company’s prior written consent, including the consent of the Company’s conflicts committee. The Linda Bren 2017 Trust has agreed for the benefit of the Company that it will not sell $5.0 million of its $10.0 million aggregate investment in the SREIT unless and until it has received the Company’s prior written consent, including the consent of the Company’s conflicts committee. Linda Bren is the spouse of the Company’s former director and president, who passed away in April 2019. In addition, Barbara R. Cambon, one of the Company’s former directors, accepted the positions of Chief Executive Officer and Chief Investment Officer of the Manager and will receive compensation for her services. In connection with her acceptance of these positions, Ms. Cambon resigned from the Company’s board of directors effective June 26, 2019.
During the six months ended June 30, 2020 and 2019, no other business transactions occurred between the Company and KBS REIT II, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities. See Note 12 “Commitments and Contingencies - Participation Fee Liability”.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2020.
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
June 30, 2020
(unaudited)
13. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 1, 2020, the Company paid distributions of $9.1 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on June 25, 2020. On August 3, 2020, the Company paid distributions of $9.1 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on July 27, 2020.
Distributions Authorized
On August 11, 2020, the Company’s board of directors authorized an August 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on August 20, 2020, which the Company expects to pay in September 2020, and a September 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on September 21, 2020, which the Company expects to pay in October 2020.
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses, and school closures, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investments in the SREIT and a real estate loan receivable depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders. During the second quarter, we granted rent relief to a number of tenants as a result of the pandemic, and these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, we are unable to predict the impact that the pandemic will have on the financial condition, results of operations and cash flows of our tenants and us due to numerous uncertainties.
•Our significant investment in the equity securities of Prime US REIT, a traded Singapore real estate investment trust (the “SREIT”), is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to blockage due to the quantity of units held by us and risks related to the trading volume of the units. The COVID-19 pandemic has caused significant negative pressure in the financial markets. Since March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility.
•Revenues from the property securing our investment in a real estate loan receive could decrease, making it more difficult for the borrower under this loan to meet its payment obligations to us. Decreases in revenues from the property securing our loan investment could result in a decreased valuation for the property, which could make it difficult for the borrower to repay or refinance its debt to us.
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
•In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program. Ordinary Redemptions are all redemptions that do not qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program). Redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” are “Special Redemptions.” Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. Under the current share redemption program, during any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year. As of July 31, 2020, we had $44.5 million available for redemptions, including $10.0 million reserved solely for Special Redemptions for the remainder of 2020. We cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program and/or any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.
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
We have invested in a diverse portfolio of real estate investments. As of June 30, 2020, we owned 18 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. In addition, we had originated one real estate loan receivable secured by a deed of trust.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of June 30, 2020, we had also sold 34,587,959 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $356.2 million. Also as of June 30, 2020, we had redeemed or repurchased 29,029,189 shares sold in our initial public offering for $317.7 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Section 5.11 of our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by September 30, 2020, unless a majority of the conflicts committee of our board of directors, composed solely of all of our independent directors, determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee assessed our portfolio of investments, and with consideration of the current market conditions, including the uncertainty as a result of the COVID-19 pandemic and lack of liquidity in the marketplace, as well as our pursuit of conversion to a perpetual-life NAV REIT, on August 11, 2020, our conflicts committee unanimously determined to postpone approval of our liquidation. Section 5.11 of our charter requires that the conflicts committee revisit the issue of liquidation at least annually. At our annual meeting of stockholders held on May 7, 2020, our stockholders approved the removal of Section 5.11 of our charter. As set forth in the proxy statement for our annual meeting of stockholders, implementation of this amendment to our charter and our conversion to an NAV REIT remain subject to further approval of our conflicts committee.

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness.  Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not fixed through interest rate swap agreements or limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. Most recently, the COVID-19 pandemic has had a negative impact on the real estate market as discussed below.
COVID-19 Pandemic and Portfolio Outlook
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, including the United States, have reacted by imposing measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Many of our tenants have suffered reductions in revenue and, depending upon the duration of the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. Rent collections for the second quarter of 2020 were approximately 97%. We have granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to our consolidated balance sheets as of June 30, 2020 or consolidated statements of operations for the three and six months ended June 30, 2020. As of June 30, 2020, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $1.5 million of rent deferrals for the period from March through August 2020, extending the timing of these rental payments to a later period through 2024, and granting $0.8 million in rental abatements. As of June 30, 2020, we had $1.1 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $0.5 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheets. For the three and six months ended June 30, 2020, we recorded $0.6 million of rental abatements granted to tenants as a result of the COVID-19 pandemic. Subsequent to June 30, 2020, we have not seen a material impact on our rent collections. As of August 7, 2020, we had collected 93% of July rent charges, including billings related to tenant reimbursements, which is a reduction in collections of 4% from the first and second quarter monthly average. We continue to evaluate short-term rent relief requests from several tenants, in the form of rent deferral requests or abatements, which we are evaluating on an individual basis. Most rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time, either through increased rental payments during subsequent periods of the current lease or through an extension of the current lease term. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the third quarter of 2020 and thereafter cannot, however, be determined at present.
In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. During the six months ended June 30, 2020, we recognized an impairment charge for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic.
We have also made a significant investment in the common units of the SREIT. In addition to the risks similar to above with respect to the SREIT’s investments in US office properties, our investment in the units of the SREIT is subject to the risks inherent in investing in traded securities. Since March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility. For purposes of the December 4, 2019 estimated value per share, we valued our investment in units of the SREIT at $257.8 million, based on the trading price of the units of the SREIT as of closing on December 3, 2019 less a discount for (i) transfer restrictions imposed by lock-up agreements then in effect on 100% of the units we held and (ii) blockage due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units. As of August 12, 2020, the aggregate value of our investment in the units of the SREIT was $230.2 million, which was based solely on the closing price of the units on the SGX of $0.80 per unit as of August 12, 2020 and did not take into account potential blockage due to the quantity of units we hold.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants and our investments in the SREIT and a real estate loan receivable depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows. We continue to evaluate the impact and uncertainty of the COVID-19 pandemic on our real estate portfolio’s ongoing cash flows and monthly stockholder distributions. We can give no certainty to the amount of future monthly stockholder distributions which will depend in large part on the amount of tenant rent collections each month and the impact on our operating cash flows.
As of June 30, 2020, we had $258.2 million of revolving debt available for immediate future disbursement under various loans, subject to certain conditions set forth in the loan agreements. We have $732.0 million of notes payable maturing during the 12 months ending June 30, 2021, of which $683.2 million can be extended beyond the next 12 months, subject to certain conditions set forth in the loan agreements. Subsequent to June 30, 2020, we provided notice to the lender to exercise a one-year extension option to extend the maturity date of the Portfolio Loan Facility to November 3, 2021. Significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit our ability to draw on our revolving credit facilities or exercise our extension options due to covenants described in our loan agreements. However, we believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
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
Our investment in an unconsolidated entity generates cash flow in the form of dividend income. As of June 30, 2020, our investment in an unconsolidated entity had a carrying value of $239.5 million.
Our real estate loan receivable generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate loan receivable is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of June 30, 2020, we had mortgage debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.7 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $48.7 million of notes payable maturing or amortization payments due during the 12 months ending June 30, 2021. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of June 30, 2020, our debt obligations consisted of $93.0 million of fixed rate notes payable and $1.4 billion of variable rate notes payable. As of June 30, 2020, the interest rates on $1.2 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements (including two forward interest rate swaps in the total amount of $115.0 million, which will become effective in August 2020 and November 2020, respectively). As of June 30, 2020, we had $258.2 million of revolving debt available for immediate future disbursement under various loans, subject to certain conditions set forth in the loan agreements. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
We paid distributions to our stockholders during the six months ended June 30, 2020 using cash flow from operations from the current period and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2020 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the six months ended June 30, 2020, net cash provided by operating activities was $42.7 million, compared to net cash provided by operating activities of $44.9 million during the six months ended June 30, 2019. Net cash provided by operating activities was lower in 2020 primarily as a result of the sale of the Singapore Portfolio in July 2019, offset by dividends received from our investment in SREIT and the timing of payments of operating expenses. We expect cash flows provided by operating activities to decrease in future periods to the extent our tenants are impacted by COVID-19 pandemic and defer rent payments or are unable to pay rent.
Cash Flows from Investing Activities
Net cash used in investing activities was $24.7 million for the six months ended June 30, 2020 and primarily consisted of the following:
•$47.9 million used for improvements to real estate;
•$26.6 million of net proceeds from the sale of Hardware Village; and
•$3.3 million used for construction in progress related to Hardware Village.
Cash Flows from Financing Activities
During the six months ended June 30, 2020, net cash used in financing activities was $13.6 million and primarily consisted of the following:
•$31.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $23.6 million;
•$31.0 million of net cash provided by debt financing as a result of proceeds from notes payable of $104.5 million, partially offset by principal payments on notes payable of $72.1 million and payments of deferred financing costs of $1.4 million;
•$6.4 million of distributions to noncontrolling interests due to the sale of Hardware Village;
•$6.3 million of cash used for redemptions and repurchases of common stock; and
•Payment of other organization and offering costs of $0.8 million related to our pursuit of conversion to an NAV REIT.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of June 30, 2020, our borrowings and other liabilities were approximately 56% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of June 30, 2020, we had accrued and deferred payment of $8.1 million of asset management fees under the advisory agreement.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2020 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$1,498,834	$731,966	$93,000	$673,868	$—
Interest payments on outstanding debt obligations (2)	46,631	12,462	25,829	8,340	—
Interest payments on interest rate swaps (3)	44,091	9,343	33,726	1,022	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of June 30, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2020, consisting of the contractual interest rate and using interest rate indices as of June 30, 2020, where applicable. We incurred interest expense of $26.4 million, excluding amortization of deferred financing costs totaling $2.1 million and unrealized losses on derivative instruments of $34.0 million during the six months ended June 30, 2020.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of June 30, 2020.

Results of Operations
Overview
As of June 30, 2019, we owned 28 office properties and one mixed-use office/retail property and had entered into the Hardware Village joint venture to develop a multifamily apartment complex. Subsequent to June 30, 2019, we sold 11 properties to the SREIT in the Singapore Transaction and a multifamily apartment complex held through the Hardware Village joint venture. As a result, as of June 30, 2020, we owned 18 office properties, one mixed-used office/retail property and an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. In addition, we had originated one real estate loan receivable secured by a deed of trust in May 2020. As a result, the results of operations presented for the three and six months ended June 30, 2020 and 2019 are not directly comparable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended June 30, 2020 versus the three months ended June 30, 2019
The following table provides summary information about our results of operations for the three months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Developments Completed, Dispositions, Acquisitions and Origination(1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2020	2019
Rental income	$70,608	105,843	$(35,235)	(33)%	$(29,482)	$(5,753)
Interest income from real estate loan receivable	1,207	—	1,207	100%	1,207	—
Other operating income	4,156	8,666	(4,510)	(52)%	(2,630)	(1,880)
Operating, maintenance and management	17,098	26,279	(9,181)	(35)%	(7,465)	(1,716)
Real estate taxes and insurance	14,809	18,418	(3,609)	(20)%	(4,319)	710
Asset management fees to affiliate	5,219	6,999	(1,780)	(25)%	(1,809)	29
General and administrative expenses	1,519	1,907	(388)	(20)%	n/a	n/a
Depreciation and amortization	27,358	41,632	(14,274)	(34)%	(12,679)	(1,595)
Interest expense	13,753	47,403	(33,650)	(71)%	(8,103)	(25,547)
Other income	—	9	(9)	(100)%	n/a	n/a
Other interest income	14	192	(178)	(93)%	n/a	n/a
Equity in loss of an unconsolidated entity	(835)	—	(835)	(100)%	(835)	—
Loss from extinguishment of debt	—	(196)	196	100%	196	—
Gain on sale of real estate, net	50,938	—	50,938	100%	50,938	—
Provision for credit loss	(680)	—	(680)	(100)%	(680)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 related to real estate developments completed and placed in service, real estate dispositions, acquisitions and a real estate loan originated on or after April 1, 2019.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $105.8 million for the three months ended June 30, 2019 to $70.6 million for the three months ended June 30, 2020. The decrease in rental income was primarily due to the Singapore Transaction in July 2019 and with respect to properties held throughout both periods, lease termination fees received in 2019 and an increase in the write-off of straight-line rent during the three months ended June 30, 2020 as a result of the COVID-19 pandemic. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions as a result of the COVID-19 pandemic. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Interest income from real estate loan receivable, recognized using the interest method, was $1.2 million for the three months ended June 30, 2020. On May 7, 2020, in connection with the sale of Hardware Village, we, through an indirect wholly owned subsidiary, provided seller financing and entered into a promissory note with the buyer. The promissory note matures on May 6, 2021. We did not own any real estate loans receivable during the three months ended June 30, 2019.
Other operating income decreased from $8.7 million during the three months ended June 30, 2019 to $4.2 million for the three months ended June 30, 2020. The decrease in other operating income was primarily due to the Singapore Transaction in July 2019 and a decrease in parking revenues for properties held throughout both periods as a result of the COVID-19 pandemic. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions as a result of the COVID-19 pandemic.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance and management costs decreased from $26.3 million for the three months ended June 30, 2019 to $17.1 million for the three months ended June 30, 2020. The decrease in operating, maintenance and management costs was primarily due to the Singapore Transaction in July 2019, the disposition of Hardware Village during the three months ended June 30, 2020, a change in the arrangement whereby a tenant elected to exercise its right to self-manage at a property held throughout both periods and paid for operating, maintenance and management costs directly during the three months ended June 30, 2020, and an overall decrease in operating costs at properties held throughout both periods due to stay-at-home orders and a decrease in physical occupancy as a result of the COVID-19 pandemic. We expect operating, maintenance and management costs to fluctuate in future periods as a result of general inflation for properties that we continue to own, and business disruptions as a result of the COVID-19 pandemic, offset by a decrease due to the disposition of Hardware Village.
Real estate taxes and insurance decreased from $18.4 million for the three months ended June 30, 2019 to $14.8 million for the three months ended June 30, 2020. The decrease in real estate taxes and insurance was primarily due to the Singapore Transaction in July 2019, the disposition of Hardware Village during the three months ended June 30, 2020 and a change in the arrangement whereby a tenant elected to exercise its right to self-manage at a property held throughout both periods and paid property taxes directly during the three months ended June 30, 2020, offset by an increase in real estate taxes due to a higher property tax assessment for one real estate property held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments offset by a decrease due to the disposition of Hardware Village.
Asset management fees with respect to our real estate investments decreased from $7.0 million for the three months ended June 30, 2019 to $5.2 million for the three months ended June 30, 2020 primarily due to the Singapore Transaction in July 2019. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties. As of June 30, 2020, there were $8.1 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “-Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $1.9 million for the three months ended June 30, 2019 to $1.5 million for the three months ended June 30, 2020. The decrease in general and administrative expenses was primarily due to professional fees incurred in 2019 related to the Singapore Transaction that closed on July 18, 2019. We had agreed with our advisor to evenly divide certain costs and expenses related to the Singapore Transaction, all of which were reimbursed by the SREIT after closing. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $41.6 million for the three months ended June 30, 2019 to $27.4 million for the three months ended June 30, 2020, primarily due to the Singapore Transaction in July 2019, the disposition of Hardware Village during the three months ended June 30, 2020, and accelerated depreciation and amortization due to lease terminations in 2019 at a property held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $47.4 million for the three months ended June 30, 2019 to $13.8 million for the three months ended June 30, 2020. Included in interest expense was (i) $24.4 million and $8.9 million of interest expense payments for the three months ended June 30, 2019 and 2020, respectively, (ii) the amortization of deferred financing costs of $1.6 million and $1.0 million for the three months ended June 30, 2019 and 2020, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $22.0 million and $3.9 million for the three months ended June 30, 2019 and 2020, respectively. Additionally, during the three months ended June 30, 2019, we capitalized $0.6 million of interest to construction-in-progress related to Hardware Village. The decrease in interest expense was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, the repayment of debt related to the Singapore Transaction in July 2019 and a lower 30-day LIBOR rate during the three months ended June 30, 2020. Our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt). We also expect interest to increase in future periods as a result of additional borrowings for capital expenditures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the three months ended June 30, 2020, we recorded equity in loss from an unconsolidated entity of $0.8 million related to our investment in the SREIT. Based on our 27.5% ownership interest in the SREIT as of June 30, 2020, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of June 30, 2020. We did not own any investments in unconsolidated entities during the three months ended June 30, 2019. We expect our equity in income (loss) of an unconsolidated entity related to our investment in the SREIT to vary based on occupancy rates and rental rates of the SREIT’s real estate investments and uncertainty and business disruptions as a result of the COVID-19 pandemic.
We recognized a gain on sale of real estate of $50.9 million related to disposition of Hardware Village during the three months ended June 30, 2020. We did not dispose of any real estate during the three months ended June 30, 2019.
We recognized provision for credit loss of $0.7 million related to our investment in a real estate loan receivable during the three months ended June 30, 2020. Under the current expected credit loss (CECL) model, we are required to measure and record an allowance for credit losses upon the initial recognition of a real estate loan receivable to present the net amount expected to be collected, which is re-measured at each balance sheet date based on changes in facts and circumstances. The allowance is adjusted through the provision for credit loss on our consolidated statements of operations and is increased or decreased based on the re-measurement of the allowance for credit loss at each balance sheet date. We did not own any real estate loans receivable during the three months ended June 30, 2019.
Comparison of the six months ended June 30, 2020 versus the six months ended June 30, 2019
The following table provides summary information about our results of operations for the six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Developments Completed, Dispositions, Acquisitions and Origination (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2020	2019
Rental income	$142,226	$208,850	$(66,624)	(32)%	$(56,963)	$(9,661)
Interest income from real estate loan receivable	1,207	—	1,207	100%	1,207	—
Other operating income	10,240	17,037	(6,797)	(40)%	(4,978)	(1,819)
Operating, maintenance and management	35,355	50,013	(14,658)	(29)%	(13,513)	(1,145)
Real estate taxes and insurance	28,912	35,865	(6,953)	(19)%	(8,101)	1,148
Asset management fees to affiliate	10,393	13,871	(3,478)	(25)%	(3,681)	203
General and administrative expenses	3,196	3,942	(746)	(19)%	n/a	n/a
Depreciation and amortization	54,750	83,040	(28,290)	(34)%	(25,318)	(2,972)
Interest expense	62,542	85,350	(22,808)	(27)%	(15,512)	(7,296)
Impairment charges on real estate	19,896	8,706	11,190	129%	—	11,190
Other income	—	22	(22)	(100)%	n/a	n/a
Other interest income	47	264	(217)	(82)%	n/a	n/a
Equity in loss of an unconsolidated entity	(1,996)	—	(1,996)	(100)%	(1,996)	—
Loss from extinguishment of debt	(188)	(196)	8	(4)%	8	—
Gain on sale of real estate, net	50,938	—	50,938	100%	50,938	—
Provision for credit loss	(680)	—	(680)	(100)%	(680)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 related to real estate developments completed and placed in service, real estate dispositions, acquisitions and a real estate loan originated on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 related to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income from our real estate properties decreased from $208.9 million for the six months ended June 30, 2019 to $142.2 million for the six months ended June 30, 2020. The decrease in rental income was primarily due to the Singapore Transaction in July 2019, and with respect to properties held throughout both periods, lease termination fees received in 2019 and an increase in the write-off of straight-line rent during the six months ended June 30, 2020 as a result of the COVID-19 pandemic, partially offset by an increase in occupancy at Hardware Village East, which was completed and placed in service in October 2019 and disposed during the six months ended June 30, 2020. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions as a result of the COVID-19 pandemic. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Interest income from real estate loan receivable, recognized using the interest method, was $1.2 million for the six months ended June 30, 2020. On May 7, 2020, in connection with the sale of Hardware Village, we, through an indirect wholly owned subsidiary, provided seller financing and entered into a promissory note with the buyer. The promissory note matures on May 6, 2021. We did not own any real estate loans receivable during the six months ended June 30, 2019.
Other operating income decreased from $17.0 million during the six months ended June 30, 2019 to $10.2 million for the six months ended June 30, 2020. The decrease in other operating income was primarily due to the Singapore Transaction in July 2019 and a decrease in parking revenues for properties held throughout both periods due to the stay-at-home orders and a decrease in physical occupancy as a result of the COVID-19 pandemic. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions as a result of the COVID-19 pandemic.
Operating, maintenance and management costs decreased from $50.0 million for the six months ended June 30, 2019 to $35.4 million for the six months ended June 30, 2020. The decrease in operating, maintenance and management costs was primarily due to the Singapore Transaction in July 2019, a change in the arrangement whereby a tenant elected to exercise its right to self-manage at a property held throughout both periods and paid for operating, maintenance and management costs directly during the six months ended June 30, 2020, and an overall decrease in operating costs at properties held throughout both periods due to stay-at-home orders and a decrease in physical occupancy as a result of the COVID-19 pandemic.  We expect operating, maintenance and management costs to fluctuate in future periods as a result of general inflation for properties that we continue to own, and business disruptions as a result of the COVID-19 pandemic, offset by a decrease due to the disposition of Hardware Village.
Real estate taxes and insurance decreased from $35.9 million for the six months ended June 30, 2019 to $28.9 million for the six months ended June 30, 2020. The decrease in real estate taxes and insurance was primarily due to the Singapore Transaction in July 2019, the disposition of Hardware Village during the six months ended June 30, 2020 and a change in the arrangement whereby a tenant elected to exercise its right to self-manage at a property held throughout both periods and paid property taxes directly during the six months ended June 30, 2020, partially offset by an increase in real estate taxes due to a higher property tax assessment for one real estate property held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own offset by a decrease due to the disposition of Hardware Village.
Asset management fees with respect to our real estate investments decreased from $13.9 million for the six months ended June 30, 2019 to $10.4 million for the six months ended June 30, 2020 primarily due to the Singapore Transaction in July 2019. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties offset by a decrease due to the disposition of Hardware Village. As of June 30, 2020, there were $8.1 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “-Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $3.9 million for the six months ended June 30, 2019 to $3.2 million for the six months ended June 30, 2020. The decrease in general and administrative expenses was primarily due to professional fees incurred in 2019 related to the Singapore Transaction that closed on July 18, 2019. We had agreed with our advisor to evenly divide certain costs and expenses related to the Singapore Transaction, all of which were reimbursed by the SREIT after closing. We expect general and administrative expenses to vary in future periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Depreciation and amortization decreased from $83.0 million for the six months ended June 30, 2019 to $54.8 million for the six months ended June 30, 2020, primarily due to the Singapore Transaction in July 2019, the disposition of Hardware Village during the six months ended June 30, 2020, and accelerated depreciation and amortization due to lease terminations in 2019 at a property held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $85.4 million for the six months ended June 30, 2019 to $62.5 million for the six months ended June 30, 2020. Included in interest expense was (i) $48.0 million and $21.8 million of interest expense payments for the six months ended June 30, 2019 and 2020, respectively, (ii) the amortization of deferred financing costs of $3.2 million and $2.1 million for the six months ended June 30, 2019 and 2020, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $35.3 million and $38.6 million for the six months ended June 30, 2019 and 2020, respectively. Additionally, during the six months ended June 30, 2019, we capitalized $1.1 million of interest to construction-in-progress related to Hardware Village. The decrease in interest expense was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, the repayment of debt related to the Singapore Transaction in July 2019 and a lower 30-day LIBOR rate during the six months ended June 30, 2020. Our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt). We also expect interest to increase in future periods as a result of additional borrowings for capital expenditures.
During the six months ended June 30, 2020 and 2019, we recorded non-cash impairment charges of $19.9 million and $8.7 million, respectively, to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic with respect to the first quarter of 2020. As a result, many retail tenants have requested rent concessions as their businesses have been severely impacted.
During the six months ended June 30, 2020, we recorded equity in loss from an unconsolidated entity of $2.0 million related to our investment in the SREIT, which includes $4.1 million related to our share of net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to our investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020. Based on our 27.5% ownership interest in the SREIT as of June 30, 2020, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of June 30, 2020. We did not own any investments in unconsolidated entities during the six months ended June 30, 2019. We expect our equity in income (loss) of an unconsolidated entity related to our investment in the SREIT to vary based on occupancy rates and rental rates of the SREIT’s real estate investments and uncertainty and business disruptions as a result of the COVID-19 pandemic.
We recognized a gain on sale of real estate of $50.9 million related to disposition of Hardware Village during the six months ended June 30, 2020. We did not dispose of any real estate during the six months ended June 30, 2019.
We recognized provision for credit loss of $0.7 million related to our investment in a real estate loan receivable during the six months ended June 30, 2020. Under the current expected credit loss (CECL) model, we are required to measure and record an allowance for credit losses upon the initial recognition of a real estate loan receivable to present the net amount expected to be collected, which is re-measured at each balance sheet date based on changes in facts and circumstances. The allowance is adjusted through the provision for credit loss on our consolidated statements of operations and is increased or decreased based on the re-measurement of the allowance for credit loss at each balance sheet date. We did not own any real estate loans receivable during the six months ended June 30, 2019.

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
We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses) from MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time. MFFO also excludes non-cash items such as straight-line rental revenue. Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance. MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs. MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO, MFFO and Adjusted MFFO, we are providing information related to the proportion of Adjusted MFFO related to properties sold in 2019 and during the six months ended June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Further, during the current period of uncertainty and business disruptions as a result of the COVID-19 pandemic, FFO and MFFO are much more limited measures of future performance and dividend sustainability. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the COVID-19 pandemic on our business.
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, amortization of discounts and closing costs, unrealized losses (gains) on derivative instruments, loss from extinguishment of debt and provision for credit loss are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:
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
•Amortization of discounts and closing costs. Discounts and closing costs related to debt investments are amortized over the term of the loan as an adjustment to interest income. This application results in income recognition that is different than the underlying contractual terms of the debt investments. We have excluded the amortization of discounts and closing costs related to our debt investments in our calculation of MFFO to more appropriately reflect the economic impact of our debt investments, as discounts will not be economically recognized until the loan is repaid and closing costs are essentially the same as acquisition fees and expenses on real estate. We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance;
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
•Loss from extinguishment of debt. A loss from extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance; and
•Provision for credit loss on real estate loan receivable. A provision for credit loss on a real estate loan receivable represents a write-down of the carrying value of a real estate loan to reflect the net amount expected to be collected. Although these losses are included in the calculation of net income (loss), we have excluded the provision for credit loss in our calculation of MFFO because the provision for credit loss does not impact the current operating performance of our investment, and may or may not provide an indication of future operating performance. We believe it is useful to investors to have a supplemental metric that addresses core operating performance directly and therefore excludes such things as the provision for credit loss on real estate loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2020 and 2019, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$39,508	$(28,115)	$(19,395)	$(54,793)
Depreciation of real estate assets	20,589	26,109	40,807	52,605
Amortization of lease-related costs	6,769	15,523	13,943	30,435
Impairment charges on real estate	—	—	19,896	8,706
Gain on sale of real estate, net	(50,938)	—	(50,938)	—
Adjustments for noncontrolling interests - consolidated entities (1)	6,144	(6)	6,144	(12)
Adjustment for investment in an unconsolidated entity (2)	4,627	—	6,981	—
FFO attributable to common stockholders (3)	26,699	13,511	17,438	36,941
Straight-line rent and amortization of above- and below-market leases, net	(2,072)	(2,304)	(4,423)	(5,126)
Amortization of discount and closing costs	(530)	—	(530)	—
Loss from extinguishment of debt	—	196	188	196
Unrealized losses on derivative instruments	25	23,280	34,016	37,899
Provision for credit loss	680	—	680	—
Adjustment for investment in an unconsolidated entity (2)	1,288	—	5,089	—
MFFO attributable to common stockholders (3)	26,090	34,683	52,458	69,910
Adjustment for a contractual rent payment received but deferred (4)	1,143	—	1,524	—
Adjusted MFFO attributable to common stockholders (3)	$27,233	$34,683	$53,982	$69,910
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
(3) FFO, MFFO and Adjusted MFFO include $4.2 million and $6.8 million of lease termination income for the three and six months ended June 30, 2019.
(4) Adjustment for rent contractually due and collected per the terms of a lease agreement, but deferred and not recognized into rental income for purposes of GAAP as the tenant improvements are under construction. This amount is included in other liabilities on our consolidated balance sheet as of June 30, 2020.
Our calculation of Adjusted MFFO above includes amounts related to the operations of the multifamily apartment complex held by the Hardware Village joint venture that was sold on May 7, 2020 and the Singapore Portfolio sold on July 18, 2019. Please refer to the table below with respect to the proportion of Adjusted MFFO related to the real estate properties sold (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted MFFO by component:
Assets held for investment	$27,156	$25,190	$53,892	$49,773
Real estate properties sold	77	9,493	90	20,137
Adjusted MFFO	$27,233	$34,683	$53,982	$69,910

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first and second quarters of 2020 (in thousands, except per share amounts):

Period	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
			Cash	Reinvested	Total
First Quarter 2020	$27,149	$0.149	$15,573	$11,904	$27,477	$17,410
Second Quarter 2020	27,268	0.149	15,512	11,718	27,230	25,311
	$54,417	$0.298	$31,085	$23,622	$54,707	$42,721
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2020 through June 30, 2020, distributions were calculated at a rate of $0.04983333 per share.
(2) Distributions are paid on a monthly basis. Distributions for the monthly record date of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2020, we paid aggregate distributions of $54.7 million, including $31.1 million of distributions paid in cash and $23.6 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2020 was $19.4 million. FFO for the six months ended June 30, 2020 was $17.4 million and cash flow from operating activities was $42.7 million. See the reconciliation of FFO to net income (loss) attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $42.7 million of cash flow from current operating activities and $12.0 million from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
We continue to evaluate the impact and uncertainty of the COVID-19 pandemic on our real estate portfolio’s ongoing cash flows and monthly stockholder distributions. We can give no certainty to the amount of future monthly stockholder distributions which will depend in large part on the amount of tenant rent collections each month and the impact on our operating cash flows.
Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the sales or repayment of real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements”, “-Market Outlook - Real Estate and Real Estate Finance Markets,” “-Liquidity and Capital Resources,” and “-Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, and those discussed in Part II, Item 1A herein. Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; the level of participation in our dividend reinvestment plan; and the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investments in the SREIT and a real estate loan receivable. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. There have been no significant changes to our policies during 2020, except for the addition of accounting policies for our real estate loan receivable that was originated in May 2020.
Revenue Recognition
Real Estate Loan Receivable
Interest income on our real estate loan receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We place loans on non-accrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, we reserve for any outstanding accrued interest receivable through the provision for credit loss and recognize income on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. We consider the collectability of the loan’s principal balance in determining whether to recognize income on a cash basis or a cost-recovery basis. We will resume the accrual of interest if we determine the collection of interest, according to the contractual terms of the loan, is probable.
Real Estate Loans Receivable
We record real estate loans receivable at amortized cost, net of an allowance for credit losses (if any). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a real estate loan receivable to present the net amount expected to be collected. This allowance is accounted for under the current expected credit loss (CECL) model and is measured and recorded upon the initial recognition of the real estate loan receivable and is re-measured at each balance sheet date based on changes in facts and circumstances. The allowance is adjusted through “Provision for credit loss” on our consolidated statements of operations and is increased or decreased based on the re-measurement of the allowance for credit loss at each balance sheet date. If we determine that all or a portion of the real estate loan receivable is no longer collectible, the portion that is deemed uncollectible will be written off and the allowance for credit losses reduced. Recoveries of real estate loans receivable that were previously written off are recorded when cash is received.
We apply a probability-of-default method to measure the allowance for credit losses which applies the probability of default within a given timeframe by the percentage of the real estate loan receivable not expected to be collected due to default. Additionally, we evaluate the potential for adverse changes in the value of the collateral over the contractual life of the real estate loan receivable, the financial condition of the borrower, the probability that we will grant the borrower a concession through modification of the loan terms and other market conditions in calculating the allowance for credit losses.
Failure to properly measure an allowance for credit loss could result in the overstatement of earnings and the carrying value of the real estate loan receivable. Actual losses, if any, could differ significantly from estimated amounts.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 1, 2020, we paid distributions of $9.1 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on June 25, 2020. On August 3, 2020, we paid distributions of $9.1 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on July 27, 2020.
Distributions Authorized
On August 11, 2020, our board of directors authorized an August 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on August 20, 2020, which we expect to pay in September 2020, and a September 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on September 21, 2020, which we expect to pay in October 2020.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations and as a result of our investment in a real estate loan receivable. We may also be exposed to the effects of changes in interest rates as a result of future acquisitions and originations of mortgage and other loans. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level or by utilizing a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2020, the fair value of our fixed rate debt was $94.3 million and the outstanding principal balance of our fixed rate debt was $93.0 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2020.  As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt and variable rate real estate loan receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2020, we were exposed to market risks related to fluctuations in interest rates on $216.3 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.2 billion of our variable rate debt (including two forward interest rate swaps in the total amount of $115.0 million, which will become effective in August 2020 and November 2020, respectively). Based on interest rates as of June 30, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2021, interest expense on our variable rate debt would increase or decrease by $2.2 million. As of June 30, 2020, we were exposed to market risks related to fluctuations in interest rates on our variable rate loan receivable outstanding with an outstanding principal balance of $150.2 million. An increase of 100 basis points in interest rates would increase our future cash flows by $1.0 million through the maturity of our variable rate loan receivable on May 6, 2021. A decrease of 100 basis points in interest rates would have no impact on our future cash flows due to an interest rate floor on our variable rate loan receivable.
The annual effective interest rate of our variable rate real estate loan receivable as of June 30, 2020 was 5.34%. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of June 30, 2020 were 4.2% and 3.1%, respectively.  The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2020 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We are exposed to financial market risk with respect to our investment in Prime US REIT (SGX Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. Pursuant to lock-up letters we and certain of our subsidiaries entered in connection with the acquisition of the securities, we and our subsidiaries agreed not to sell, pledge or transfer any of our units of common equity in Prime US REIT (subject to limited exceptions) until January 19, 2020 and not to sell, pledge or transfer 50% of our units of common equity until July 19, 2020. Prime US REIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in Prime US REIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of Prime US REIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in Prime US REIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding Prime US REIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a director of the external manager of Prime US REIT, and an affiliate of our advisor services as the U.S. asset manager to Prime US REIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of June 30, 2020, we held 289,561,899 units of the Prime US REIT which represented 27.5% of the outstanding units of Prime US REIT. As of June 30, 2020, the aggregate value of our investment in the units of Prime US REIT was $225.9 million, which was based on the closing price of the Prime US REIT units on the SGX of $0.78 per unit as of June 30, 2020. Based solely on the closing price per unit of Prime US REIT units as of June 30, 2020, if prices were to increase or decrease by 10% upon sale of all of our 289,561,899 units of Prime US REIT, our net income would increase by $9.0 million or decrease by $36.2 million, respectively.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, results of operations and cash flows, the markets and communities in which we and our tenants operate and our investments in the SREIT and a real estate loan receivable.
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, including the United States, have reacted by imposing measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. Many experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or recession. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact of the pandemic on our business, financial condition, results of operations or cash flows.
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
We have also made a significant investment in the common units of the SREIT. In addition to the risks similar to above with respect to the SREIT’s investments in US office properties, our investment in the units of the SREIT is subject to the risks inherent in investing in traded securities. Since March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility. For purposes of the December 4, 2019 estimated value per share, we valued our investment in units of the SREIT at $257.8 million, based on the trading price of the units of the SREIT as of closing on December 3, 2019 less a discount for (i) transfer restrictions imposed by lock-up agreements then in effect on 100% of the units we held and (ii) blockage due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units. As of August 12, 2020, the aggregate value of our investment in the units of the SREIT was $230.2 million, which was based solely on the closing price of the units on the SGX of $0.80 per unit as of August 12, 2020 and did not take into account the potential blockage due to the quantity of units we hold.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations, our investments in the SREIT and a real estate loan receivable or the global economy as a whole. Many of our tenants have suffered reductions in revenue and, depending upon the duration of the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or abatements or become unable to pay their rent. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit our ability to draw on our revolving credit facilities or exercise our extension options due to covenants described in our loan agreements. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business.
The current offering price of shares under our dividend reinvestment plan is equal to 95% of the December 4, 2019 estimated value per share approved by our board of directors. It does not take into account developments in our portfolio or the markets since December 4, 2019, including the current business disruptions as a result of the COVID-19 pandemic. As a result of these developments, a reinvestment of dividends in our common stock bears increased risk.
Pursuant to our dividend reinvestment plan, participants in the dividend reinvestment plan acquire shares of our common stock under the plan at a price equal to 95% of the estimated value per share of our common stock. As such, participants currently acquire shares of our common stock under the plan at a price equal to $11.07 per share, which is 95% of our December 4, 2019 estimated value per share. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 4, 2019. In particular, the COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally, as discussed in the risk factor above. These risks are not priced into our most recent estimated value per share, and given the uncertainty, no assurances can be given that the purchase price of shares of our common stock reflect the underlying value of our assets. As a result, a reinvestment of distributions in our common stock bears increased risk.
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
If we do not completely satisfy a redemption request on a redemption date because the program administrator did not receive the request in time, because of the limitations on redemptions set forth in our share redemption program or because of a suspension of our share redemption program, then we will treat the unsatisfied portion of the redemption request as a request for redemption at the next redemption date funds are available for redemption, unless the redemption request is withdrawn; provided that during the current suspension of Ordinary Redemptions, all Ordinary Redemption requests had been received were cancelled and no Ordinary Redemption requests are being accepted or collected. Any stockholder can withdraw a redemption request by sending written notice to the program administrator, provided such notice is received at least five business days before the redemption date.
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
During the six months ended June 30, 2020, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	96,852	$11.65	(3)
February 2020	58,947	$11.65	(3)
March 2020	103,822	$11.65	(3)
April 2020	104,110	$11.65	(3)
May 2020	82,055	$11.65	(3)
June 2020	92,217	$11.65	(3)
Total	538,003
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2019, we had an aggregate of $51.7 million available for redemptions in 2020, including the reserve for Special Redemptions. In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program. Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests were accepted or collected during the six months ended June 30, 2020. Based on this limitation, as of June 30, 2020, we had $45.4 million available for redemptions for the remainder of 2020, including the reserve for Special Redemptions for the remainder of 2020. As of July 31, 2020, we had $44.5 million available for redemptions, including $10.0 million reserved for Special Redemptions for the remainder of 2020.
In addition to the redemptions under the share redemption program described above, during the six months ended June 30, 2020, we repurchased an additional 2,089 shares of our common stock at an average price of $11.65 per share for an aggregate price of $24,000.

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 12, 2020	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	August 12, 2020	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)