Form 10-Q
period 2020-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2020-11-16
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 9, 2020, there were 184,072,237 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate:
Land	$306,871	$308,920
Buildings and improvements	2,144,959	2,092,928
Tenant origination and absorption costs	84,330	95,808
Total real estate held for investment, cost	2,536,160	2,497,656
Less accumulated depreciation and amortization	(504,815)	(444,299)
Total real estate held for investment, net	2,031,345	2,053,357
Real estate held for sale, net	—	122,264
Total real estate, net	2,031,345	2,175,621
Real estate loan receivable, net (allowance for credit losses of $680)	148,290	—
Total real estate and real estate-related investments, net	2,179,635	2,175,621
Cash and cash equivalents	34,402	43,984
Restricted cash	5,288	5,288
Investment in an unconsolidated entity	232,649	253,371
Rents and other receivables, net	90,522	83,446
Above-market leases, net	475	566
Prepaid expenses and other assets	81,709	76,651
Total assets	$2,624,680	$2,638,927
Liabilities and equity
Notes payable, net	$1,492,125	$1,459,879
Accounts payable and accrued liabilities	54,033	71,381
Due to affiliate	8,872	7,886
Distributions payable	9,142	9,392
Below-market leases, net	7,621	9,849
Other liabilities	89,582	43,526
Total liabilities	1,661,375	1,601,913
Commitments and contingencies (Note 12)
Redeemable common stock	78,370	51,704
Equity:
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 183,416,278 and 180,970,743 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,834	1,810
Additional paid-in capital	1,600,353	1,600,416
Cumulative distributions in excess of net income	(717,252)	(617,171)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	884,935	985,055
Noncontrolling interest	—	255
Total equity	884,935	985,310
Total liabilities and equity	$2,624,680	$2,638,927

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$69,159	$76,348	$211,385	$285,198
Interest income from real estate loan receivable	2,029	—	3,236	—
Other operating income	4,315	6,633	14,555	23,670
Total revenues	75,503	82,981	229,176	308,868
Expenses:
Operating, maintenance and management	17,198	22,119	52,553	72,132
Real estate taxes and insurance	14,140	13,813	43,052	49,677
Asset management fees to affiliate	5,311	5,541	15,704	19,412
General and administrative expenses	1,560	1,491	4,756	5,433
Depreciation and amortization	27,879	29,862	82,629	112,902
Interest expense	8,918	20,350	71,460	105,701
Impairment charges on real estate	—	—	19,896	8,706
Total expenses	75,006	93,176	290,050	373,963
Other income (loss):
Other income	—	4,068	—	4,090
Other interest income	13	282	60	546
Equity in income (loss) of an unconsolidated entity	588	(2,556)	(1,408)	(2,556)
Loss from extinguishment of debt	—	(2,033)	(188)	(2,229)
Gain on sale of real estate, net	21	327,311	50,959	327,311
Provision for credit loss	—	—	(680)	—
Total other income, net	622	327,072	48,743	327,162
Net income (loss)	1,119	316,877	(12,131)	262,067
Net loss (income) attributable to noncontrolling interest	—	7	(6,145)	24
Net income (loss) attributable to common stockholders	$1,119	$316,884	$(18,276)	$262,091
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.01	$1.82	$(0.10)	$1.50
Weighted-average number of common shares outstanding, basic and diluted	183,174,688	174,447,810	182,386,530	174,916,229

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2020 and 2019 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, June 30, 2020	182,564,608	$1,826	$1,600,363	$(690,983)	$911,206	$—	$911,206
Net income	—	—	—	1,119	1,119	—	1,119
Issuance of common stock	1,052,825	11	11,644	—	11,655	—	11,655
Transfers to redeemable common stock	—	—	(9,311)	—	(9,311)	—	(9,311)
Redemptions of common stock	(201,155)	(3)	(2,340)	—	(2,343)	—	(2,343)
Distributions declared	—	—	—	(27,388)	(27,388)	—	(27,388)
Other offering costs	—	—	(3)	—	(3)	—	(3)
Balance, September 30, 2020	183,416,278	$1,834	$1,600,353	$(717,252)	$884,935	$—	$884,935

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, June 30, 2019	175,001,561	$1,750	$1,550,351	$(738,263)	$813,838	$266	$814,104
Net income (loss)	—	—	—	316,884	316,884	(7)	316,877
Issuance of common stock	1,116,391	11	12,737	—	12,748	—	12,748
Transfers to redeemable common stock	—	—	(10,864)	—	(10,864)	—	(10,864)
Redemptions of common stock	(3,680,482)	(37)	(42,085)	—	(42,122)	—	(42,122)
Distributions declared	—	—	—	(28,358)	(28,358)	—	(28,358)
Balance, September 30, 2019	172,437,470	$1,724	$1,510,139	$(449,737)	$1,062,126	$259	$1,062,385

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
For the Nine Months Ended September 30, 2020 and 2019 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2019	180,970,743	$1,810	$1,600,416	$(617,171)	$985,055	$255	$985,310
Net (loss) income	—	—	—	(18,276)	(18,276)	6,145	(12,131)
Issuance of common stock	3,186,782	32	35,245	—	35,277	—	35,277
Transfers to redeemable common stock	—	—	(26,666)	—	(26,666)	—	(26,666)
Redemptions of common stock	(741,247)	(8)	(8,627)	—	(8,635)	—	(8,635)
Distributions declared	—	—	—	(81,805)	(81,805)	—	(81,805)
Other offering costs	—	—	(15)	—	(15)	—	(15)
Distribution to noncontrolling interest	—	—	—	—	—	(6,400)	(6,400)
Balance, September 30, 2020	183,416,278	$1,834	$1,600,353	$(717,252)	$884,935	$—	$884,935

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2018	177,523,853	$1,775	$1,555,380	$(626,543)	$930,612	$283	$930,895
Net income (loss)	—	—	—	262,091	262,091	(24)	262,067
Issuance of common stock	3,434,259	34	39,185	—	39,219	—	39,219
Transfers from redeemable common stock	—	—	13,164	—	13,164	—	13,164
Redemptions of common stock	(8,520,642)	(85)	(97,587)	—	(97,672)	—	(97,672)
Distributions declared	—	—	—	(85,285)	(85,285)	—	(85,285)
Other offering costs	—	—	(3)	—	(3)	—	(3)
Balance, September 30, 2019	172,437,470	$1,724	$1,510,139	$(449,737)	$1,062,126	$259	$1,062,385

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(12,131)	$262,067
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	82,629	112,902
Impairment charges on real estate	19,896	8,706
Noncash interest income on real estate loan receivable	(1,172)	—
Provision for credit loss	680	—
Equity in loss of an unconsolidated entity	1,408	2,556
Distribution of operating cash flow from an unconsolidated entity	19,314	—
Deferred rents	(4,041)	(4,245)
Amortization of above- and below-market leases, net	(2,137)	(2,832)
Amortization of deferred financing costs	3,184	4,346
Unrealized losses on derivative instruments	29,484	41,706
Loss from extinguishment of debt	188	2,229
Gain on sale of real estate	(50,959)	(327,311)
Changes in operating assets and liabilities:
Rents and other receivables	(4,532)	(2,206)
Prepaid expenses and other assets	(11,827)	(33,140)
Accounts payable and accrued liabilities	(4,428)	(2,688)
Other liabilities	5,746	(11,124)
Due to (from) affiliates	2,119	(2,583)
Net cash provided by operating activities	73,421	48,383
Cash Flows from Investing Activities:
Improvements to real estate	(70,835)	(57,738)
Proceeds from sale of real estate, net	26,592	931,589
Proceeds from the sale of equity securities	—	16,186
Payments for construction in progress	(3,277)	(19,818)
Origination costs on real estate loan receivable	(120)	—
Payments of post-closing acquisition costs	—	(1,014)
Escrow deposits for tenant improvements	—	972
Insurance proceeds received for property damage	—	867
Net cash (used in) provided by investing activities	(47,640)	871,044
Cash Flows from Financing Activities:
Proceeds from notes payable	104,510	322,590
Principal payments on notes payable	(74,202)	(1,107,218)
Payments of deferred financing costs	(2,811)	(2,508)
Payments to redeem common stock	(8,635)	(97,672)
Payments of prepaid other offering costs	(1,032)	—
Payments of other offering costs	(15)	(3)
Distribution to noncontrolling interest	(6,400)	—
Distributions paid to common stockholders	(46,778)	(46,525)
Net cash used in financing activities	(35,363)	(931,336)
Net decrease in cash, cash equivalents and restricted cash	(9,582)	(11,909)
Cash, cash equivalents and restricted cash, beginning of period	49,272	76,038
Cash, cash equivalents and restricted cash, end of period	$39,690	$64,129
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,711 for the nine months ended September 30, 2019	$39,293	$62,199
Supplemental Disclosure of Noncash Investing and Financing Activities:
Equity securities received in connection with the portfolio sale	$—	$271,000
Distributions payable	$9,142	$9,343
Redeemable common stock payable	$—	$11,658
Accrued improvements to real estate	$14,900	$23,553
Construction in progress payable	$—	$5,011
Acquisition fee related to construction in progress due to affiliate	$—	$1,091
Real estate loan receivable provided to purchaser of real estate	$147,678	$—
Accrued prepaid other offering costs	$705	$58
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$35,277	$39,219

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2020, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of September 30, 2020, the Company owned 18 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”), which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. In addition, as of September 30, 2020, the Company had originated one real estate loan receivable secured by a deed of trust.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of September 30, 2020, the Company had also sold 35,640,784 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $367.9 million. Also as of September 30, 2020, the Company had redeemed or repurchased 29,230,344 shares sold in the Offering for $320.1 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants and its investments in the SREIT and a real estate loan receivable. During the nine months ended September 30, 2020, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. The Company did, however, recognize an impairment charge on an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail and restaurant tenants, which comprise approximately 3% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. In addition, during the second and third quarters, the Company granted rent relief to a number of tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on its revolving credit facilities or exercise extension options due to covenants described in the Company’s loan agreements. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
September 30, 2020
(unaudited)
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2020 and 2019, respectively.
Distributions declared per common share were $0.1625 and $0.4875 in the aggregate for the three and nine months ended September 30, 2019, respectively. Distributions declared per common share were $0.1495 and $0.4485 in the aggregate for the three and nine months ended September 30, 2020, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2019 through September 2019 and January 2020 through September 2020. For each monthly record date for distributions during the period from January 1, 2019 through September 30, 2019, distributions were calculated at a rate of $0.05416667 per share. For each monthly record date for distributions during the period from January 1, 2020 through September 30, 2020, distributions were calculated at a rate of $0.04983333 per share.
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
September 30, 2020
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through September 30, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
The Company has granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to the Company’s consolidated balance sheets as of September 30, 2020 or consolidated statements of operations for the three and nine months ended September 30, 2020. As of September 30, 2020, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $2.6 million of rent deferrals for the period from March through September 2020, extending the timing of these rental payments to a later period through 2029, and granting $0.9 million in rental abatements. As of September 30, 2020, the Company had $2.4 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $0.8 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2020, the Company recorded $0.3 million and $0.9 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic.
Tenants may request additional lease concessions, in the form of rent deferrals or abatements, for future periods, which may have an impact on the Company’s business, financial condition and results of operations, but the ultimate impact will largely depend on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, which the Company cannot accurately predict.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
3. REAL ESTATE
Real Estate Held for Investment
As of September 30, 2020, the Company’s real estate portfolio held for investment was composed of 18 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.8 million rentable square feet. As of September 30, 2020, the Company’s real estate portfolio held for investment was collectively 88% occupied. The following table summarizes the Company’s investments in real estate as of September 30, 2020 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Domain Gateway	09/29/2011	Austin	TX	Office	$67,019	$(11,893)	$55,126
Town Center	03/27/2012	Plano	TX	Office	129,410	(36,285)	93,125
McEwen Building	04/30/2012	Franklin	TN	Office	37,974	(9,971)	28,003
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,518	(7,377)	22,141
RBC Plaza	01/31/2013	Minneapolis	MN	Office	154,513	(49,689)	104,824
Preston Commons	06/19/2013	Dallas	TX	Office	131,510	(26,431)	105,079
Sterling Plaza	06/19/2013	Dallas	TX	Office	84,693	(19,586)	65,107
201 Spear Street	12/03/2013	San Francisco	CA	Office	149,339	(24,359)	124,980
Accenture Tower	12/16/2013	Chicago	IL	Office	455,677	(97,479)	358,198
Anchor Centre	05/22/2014	Phoenix	AZ	Office	97,484	(22,011)	75,473
Ten Almaden	12/05/2014	San Jose	CA	Office	127,227	(25,099)	102,128
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	209,141	(39,263)	169,878
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,372	(29,284)	122,088
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	76,875	(1,766)	75,109
201 17th Street	06/23/2015	Atlanta	GA	Office	104,003	(22,413)	81,590
515 Congress	08/31/2015	Austin	TX	Office	125,254	(19,650)	105,604
The Almaden	09/23/2015	San Jose	CA	Office	185,080	(27,534)	157,546
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,848	(8,466)	52,382
Carillon	01/15/2016	Charlotte	NC	Office	159,223	(26,259)	132,964
					$2,536,160	$(504,815)	$2,031,345
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of September 30, 2020, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$358,198	13.6%	$32,832	$27.88	80.8%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2020, the leases had remaining terms, excluding options to extend, of up to 16.8 years with a weighted-average remaining term of 4.8 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.4 million and $8.8 million as of September 30, 2020 and December 31, 2019, respectively.
During the three and nine months ended September 30, 2020, the Company excluded from rental income $2.8 million and $7.2 million, respectively, related to lease payments that were deemed not probable of collection. During the three and nine months ended September 30, 2019, the Company excluded from rental income $0.4 million and $1.8 million, respectively, related to lease payments that were deemed not probable of collection. During the three and nine months ended September 30, 2019, the Company recorded bad debt recovery of $0.1 million and $0.4 million, respectively, which was included in operating, maintenance and management expense in the accompanying consolidated statements of operations. No bad debt expense or recovery was recorded during the three and nine months ended September 30, 2020.
During the nine months ended September 30, 2020 and 2019, the Company recognized deferred rent from tenants of $4.0 million and $4.2 million, respectively. As of September 30, 2020 and December 31, 2019, the cumulative deferred rent balance was $84.0 million and $80.0 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $20.6 million and $21.0 million of unamortized lease incentives as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

October 1, 2020 through December 31, 2020	$56,378
2021	223,540
2022	199,567
2023	171,690
2024	150,543
Thereafter	629,902
$1,431,620

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
As of September 30, 2020, the Company’s office and office/retail properties were leased to approximately 640 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	125	$44,816	19.0%
Real Estate	60	27,101	11.5%
		$71,917	30.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2020, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of September 30, 2020, the Company’s net investments in real estate in California, Texas and Illinois represented 21.1%, 16.2% and 13.6% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Impairment of Real Estate
During the nine months ended September 30, 2020 and 2019, the Company recorded impairment charges of $19.9 million and $8.7 million, respectively, to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic with respect to the first quarter of 2020. As a result, many retail tenants have requested rent concessions as their businesses have been severely impacted.

4. REAL ESTATE SALES
During the nine months ended September 30, 2020, the Company sold a multifamily apartment complex held through a consolidated joint venture. In connection with the sale, the Company, through an indirect wholly owned subsidiary, provided seller financing to the purchaser by originating a real estate loan receivable. See Note 6, “Real Estate Loan Receivable - Recent Origination - Hardware Village First Mortgage.” During the year ended December 31, 2019, the Company, through 12 wholly owned subsidiaries, sold 11 of its properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, which was listed on the Singapore Stock Exchange (“SGX”) on July 19, 2019 (the “Singapore Transaction”). The Company sold the Singapore Portfolio to the SREIT on July 18, 2019. The sale price of the Singapore Portfolio was $1.2 billion, before third-party closing costs, closing credits and other costs of approximately $20.0 million and excluding disposition fees paid to the Advisor of $9.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
The following summary presents the components of real estate held for sale, net as of September 30, 2020 and December 31, 2019 (in thousands). No real estate properties were held for sale as of September 30, 2020:

	September 30, 2020	December 31, 2019
Real estate held for sale, net:
Total real estate, at cost	$—	$127,346
Accumulated depreciation and amortization	—	(5,082)
Total real estate held for sale, net	$—	$122,264

The results of operations for the multifamily apartment complex held through a consolidated joint venture and the Singapore Portfolio are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Singapore Portfolio and the multifamily apartment complex held through a consolidated joint venture for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental income	$—	$6,754	$1,483	$65,200
Other operating income	—	684	297	5,456
Total revenues	$—	$7,438	$1,780	$70,656
Expenses
Operating, maintenance, and management	$—	$2,434	$1,177	$17,124
Real estate taxes and insurance	—	616	167	8,884
Asset management fees to affiliate	—	602	330	4,858
General and administrative expenses	—	5	24	14
Depreciation and amortization	—	3,000	—	28,318
Interest expense	—	2,598	—	18,110
Total expenses	$—	$9,255	$1,698	$77,308

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of September 30, 2020 and December 31, 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Cost	$84,330	$95,808	$1,146	$2,661	$(24,572)	$(25,630)
Accumulated Amortization	(54,044)	(56,886)	(671)	(2,095)	16,951	15,781
Net Amount	$30,286	$38,922	$475	$566	$(7,621)	$(9,849)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(2,409)	$(3,766)	$(26)	$(142)	$726	$874

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(7,702)	$(18,185)	$(91)	$(866)	$2,228	$3,698

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
6. REAL ESTATE LOAN RECEIVABLE
As of September 30, 2020, the Company, through an indirect wholly owned subsidiary, had originated one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2020	Book Value as of September 30, 2020 (1)	Contractual Interest Rate	Annualized Effective Interest Rate (2)	Maturity Date
Hardware Village First Mortgage (3)
Salt Lake City, Utah	05/07/20	Apartment	Mortgage	$150,213	$148,290	(3)	5.34%	05/06/2021
_____________________
(1) Book value represents outstanding principal balance, adjusted for unamortized origination discounts and origination costs and net of an allowance for credit losses. During the nine months ended September 30, 2020, the Company recorded a provision for credit loss of $0.7 million, applying a probability-of-default method to measure the allowance for credit losses.
(2) Annualized effective interest rate is calculated as the actual interest income recognized in 2020, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2020.
(3) See “Recent Origination - Hardware Village First Mortgage.”
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2020 (in thousands):

Real estate loan receivable, net - December 31, 2019	$—
Face value of real estate loan receivable originated	150,213
Discount on real estate loan receivable originated	(2,535)
Accretion of discount on real estate loan receivable originated	1,230
Origination costs on real estate loan receivable	120
Amortization of origination costs on real estate loan receivable	(58)
Provision for credit loss	(680)
Real estate loan receivable, net - September 30, 2020	$148,290

For the three and nine months ended September 30, 2020, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Contractual interest income	$1,387	$2,064
Accretion of origination discount	674	1,230
Amortization of origination costs	(32)	(58)
Interest income from real estate loan receivable	$2,029	$3,236

As of September 30, 2020, the Company had $0.5 million of accrued interest receivable included in rents and other receivables, net on the consolidated balance sheet. As of September 30, 2020, the borrower under the Hardware Village First Mortgage was current on its payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
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
In connection with the sale and seller financing, on May 7, 2020, the buyer entered into a promissory note with the Lender for $150.2 million. The promissory note is secured by a first mortgage on Hardware Village (the “Hardware Village First Mortgage”). For the period commencing on May 7, 2020 through July 31, 2020, interest on the Hardware Village First Mortgage accrued based on the higher of 2.95% and 250 basis points plus one-month LIBOR. For the period commencing on August 1, 2020 and until the maturity date, interest on the Hardware Village First Mortgage accrues based on the higher of 3.95% and 350 basis points plus one-month LIBOR. Monthly payments are interest only, with the outstanding principal due and payable at maturity on May 6, 2021; however, the buyer/borrower can prepay the outstanding principal and any unpaid accrued interest at any time without fee, premium or penalty.

7. INVESTMENT IN AN UNCONSOLIDATED ENTITY
Investment in Prime US REIT
In connection with the Singapore Transaction, on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. As of September 30, 2020, REIT Properties III held 289,561,899 units of the SREIT which represented 27.4% of the outstanding units of the SREIT. As of September 30, 2020, the aggregate value of the Company’s investment in the units of the SREIT was $238.9 million, which was based on the closing price of the SREIT units on the SGX of $0.83 per unit as of September 30, 2020.
The Company has concluded that based on its 27.4% ownership interest as of September 30, 2020, it exercises significant influence over the operations, financial policies and decision making with respect to its investment in the SREIT. Accordingly, the Company has accounted for its investment in the SREIT under the equity method of accounting as of September 30, 2020. Income is allocated according to the Company’s ownership interest at each month-end and recorded as equity income (loss) from unconsolidated entity. Any dividends received from the SREIT reduces the carrying amount of the investment.
As of September 30, 2020, the carrying value of the Company’s investment in the SREIT was $232.6 million. During the three and nine months ended September 30, 2020, the Company recorded equity in income from an unconsolidated entity of $0.6 million and equity in loss from an unconsolidated entity of $1.4 million, respectively, related to its investment in the SREIT. Equity in loss from an unconsolidated entity for the nine months ended September 30, 2020 included $3.5 million related to the Company’s share of net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020. For the period from July 19, 2019 to September 30, 2019, the Company recorded $2.6 million of equity in loss from an unconsolidated entity related to its investment in the SREIT.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
During the three and nine months ended September 30, 2020, the Company received $7.4 million and $19.3 million, respectively, of dividends from its investment in the SREIT, which was recorded as a reduction of the Company’s carrying value of the investment. The Company elected to apply the nature of the distribution approach for purposes of presentation of the dividends on the statement of consolidated cash flows and classified the dividends received as operating activities on the statement of consolidated cash flows as of September 30, 2020. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.
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

	As of
	September 30, 2020	December 31, 2019
Real estate, net	$1,333,418	$1,201,050
Total assets	1,378,963	1,260,540
Notes payable, net	471,562	432,824
Total liabilities	547,902	473,540
Total equity	831,061	787,000

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Period from July 19, 2019 to September 30, 2019
Total revenues	$36,623	$108,993	$27,373
Net income (loss)	2,144	(12,830)	(8,153)
Company’s share of net income (loss) (1)	$588	$(3,504)	$(2,556)
_____________________
(1) The Company’s share of net income (loss) for the nine months ended September 30, 2020 excludes the $2.1 million gain recorded to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020, which was classified in equity in loss from an unconsolidated entity on the consolidated statement of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
8. NOTES PAYABLE
As of September 30, 2020 and December 31, 2019, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of September 30, 2020 (1)	Effective Interest Rate as of September 30, 2020 (1)	Payment Type	Maturity Date (2)
Anchor Centre Mortgage Loan (3)	$48,590	$49,043	One-month LIBOR + 1.50%	1.65%	Principal & Interest	12/1/2020
201 17th Street Mortgage Loan (4)	—	64,750	(4)	(4)	(4)	(4)
The Almaden Mortgage Loan	93,000	93,000	4.20%	4.20%	Interest Only	01/01/2022
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	1.60%	Interest Only	01/05/2024
Carillon Mortgage Loan	111,000	111,000	One-month LIBOR +1.40%	1.55%	Interest Only	04/11/2024
Portfolio Loan Facility (5)	683,225	684,225	One-month LIBOR + 1.80%	1.95%	Interest Only	11/03/2020
Modified Portfolio Revolving Loan Facility (6)	292,622	196,113	One-month LIBOR + 1.50%	1.65%	Interest Only	03/01/2023
3001 & 3003 Washington Mortgage Loan	143,245	143,245	One-month LIBOR + 1.45%	1.60%	Interest Only (7)	06/01/2024
Total notes payable principal outstanding	1,496,682	1,466,376
Deferred financing costs, net	(4,557)	(6,497)
Total Notes Payable, net	$1,492,125	$1,459,879
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2020. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2020, consisting of the contractual interest rate and using interest rate indices as of September 30, 2020, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of September 30, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of September 30, 2020, the Anchor Centre Mortgage Loan has one six-month extension option to June 1, 2021, subject to conditions contained in the loan modification agreement.
(4) On January 23, 2020, the 201 17th Street Mortgage Loan was paid off and the 201 17th Street property was added to the collateral of the Portfolio Revolving Loan Facility. See below, “- Recent Financing Transaction - Modified Portfolio Revolving Loan Facility.”
(5) As of September 30, 2020, the Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden, Town Center and Accenture Tower. As of September 30, 2020, the face amount of the Portfolio Loan Facility was $911.0 million, of which $683.2 million is term debt and $227.8 million is revolving debt. As of September 30, 2020, the outstanding balance under the loan consisted of $683.2 million of term debt. As of September 30, 2020, an additional $227.8 million of revolving debt remained available for immediate future disbursements, subject to certain conditions set forth in the loan agreement. Subsequent to September 30, 2020, the Company released Accenture Tower as security from the Portfolio Loan Facility and exercised a one-year extension option to extend the maturity date to November 3, 2021. There is an additional one-year extension option remaining on the Portfolio Loan Facility. See Note 13, “Subsequent Events - Accenture Tower Revolving Loan” and “- Modified Portfolio Loan Facility.”
(6) See below, “- Recent Financing Transaction - Modified Portfolio Revolving Loan Facility.”
(7) Represents the payment type required as of September 30, 2020. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
During the three and nine months ended September 30, 2020, the Company incurred $8.9 million and $71.5 million of interest expense, respectively. During the three and nine months ended September 30, 2019, the Company incurred $20.4 million and $105.7 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.1 million and $3.2 million for the three and nine months ended September 30, 2020, respectively, and $1.2 million and $4.3 million for the three and nine months ended September 30, 2019, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which increased interest expense by $0.3 million and $38.9 million for the three and nine months ended September 30, 2020, respectively, and $3.3 million and $38.6 million for the three and nine months ended September 30, 2019, respectively. Additionally, the Company capitalized $0.6 million and $1.7 million of interest related to construction in progress during the three and nine months ended September 30, 2019, respectively. No interest was capitalized during the three and nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, $4.0 million and $4.5 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2020 (in thousands):

October 1, 2020 through December 31, 2020 (1)	$731,815
2021	—
2022	93,000
2023	292,622
2024	379,245
$1,496,682
_____________________
(1) Subsequent to September 30, 2020, the Company released Accenture Tower as security from the Portfolio Loan Facility and exercised a one-year extension option to extend the maturity date to November 3, 2021. See Note 13, “Subsequent Events - Accenture Tower Revolving Loan” and “- Modified Portfolio Loan Facility.”
The Company’s notes payable contain financial debt covenants. As of September 30, 2020, the Company was in compliance with these debt covenants.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
On January 23, 2020, the Company drew $66.5 million on the Modified Portfolio Revolving Loan Facility of which $64.9 million was used to pay off the 201 17th Street Mortgage Loan and the remaining amount was used to pay origination fees and accrued interest. As of September 30, 2020, a total of $292.6 million was funded under the Modified Portfolio Revolving Loan Facility, of which $162.5 million was term debt and $130.1 million was revolving debt. As of September 30, 2020, an additional $32.4 million of revolving debt is available upon satisfaction of certain conditions set forth in the loan documents. The Modified Portfolio Revolving Loan Facility may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
As of September 30, 2020, the Company has entered into 10 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2020 and December 31, 2019. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2020		December 31, 2019			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2020
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	10	$1,140,640	11	$960,963	One-month LIBOR/ Fixed at 1.16% - 2.11%	1.9%	2.1
_____________________
(1) Includes one forward interest rate swap in the amount of $65.0 million, which will become effective in November 2020 and matures in 2023. During the three and nine months ended September 30, 2020, one of the Company’s interest rate swaps matured.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		September 30, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Number of Instruments (1)	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	—	$—	3	$1,553
Interest rate swaps	Other liabilities, at fair value	10	$(39,335)	8	$(11,404)
_____________________
(1) During the three and nine months ended September 30, 2020, one of the Company’s interest rate swaps matured.
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Realized loss (gain) recognized on interest rate swaps	$4,798	$(491)	$9,427	$(3,118)
Unrealized (gain) loss on interest rate swaps	(4,532)	3,807	29,484	41,706
Increase in interest expense as a result of derivatives	$266	$3,316	$38,911	$38,588

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
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
September 30, 2020
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable as of September 30, 2020 and of the Company’s notes payable as of September 30, 2020 and December 31, 2019, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable (1)	$150,213	$148,290	$148,290	$—	$—	$—
Financial liabilities:
Notes payable	$1,496,682	$1,492,125	$1,476,002	$1,466,376	$1,459,879	$1,469,293
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
As of September 30, 2020, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives - interest rate swaps	$(39,335)	$—	$(39,335)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
During the nine months ended September 30, 2020, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$80,500	$—	$—	$80,500
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the nine months ended September 30, 2020, as of the date that the fair value measurement was made, which was March 31, 2020. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
At March 31, 2020, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property include a discount rate of 9.00% and a terminal cap rate of 8.25%. See Note 3, “Real Estate – Impairment of Real Estate” for further discussion on the impaired real estate property.

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
On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II each entered into advisory agreements with a new external advisor, Pacific Oak Capital Advisors, LLC. Pacific Oak Capital Advisors, LLC is part of a group of companies formed, owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan continue to indirectly own a 33 1/3% interest in the Advisor and the Dealer Manager.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2020 and 2019, respectively, and any related amounts payable as of September 30, 2020 and December 31, 2019 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Expensed
Asset management fees (1)	$5,311	$5,541	$15,704	$19,412	$8,836	$6,674
Reimbursement of operating expenses (2) (3)	105	115	348	1,278	36	79
Disposition fees (4)	—	9,483	213	9,483	—	—
Capitalized
Acquisition fee on development project	—	42	34	175	—	1,133
	$5,416	$15,181	$16,299	$30,348	$8,872	$7,886
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $86,000 and $271,000 for the three and nine months ended September 30, 2020, respectively, and $104,000 and $252,000 for the three and nine months ended September 30, 2019, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2020 and 2019, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Prior to the Singapore Transaction closing on July 19, 2019, the Company and the Advisor had agreed to evenly divide certain costs and expenses related to the Singapore Transaction. As of September 30, 2019, the Company incurred $4.1 million of costs related to the Singapore Transaction, which were reimbursable by the SREIT upon a successful closing. These costs included legal, audit, tax, printing and other out-of-pocket costs that the Company incurred related to the Singapore Transaction. In October 2019, all of these costs had been reimbursed to the Company from the Advisor upon the Advisor receiving the reimbursement from the SREIT.
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the nine months ended September 30, 2020 and 2019, the Advisor incurred $74,000 and $64,000, respectively, for the costs of the supplemental coverage obtained by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
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
As of September 30, 2020 and December 31, 2019, the Company had accrued and deferred payment of $8.8 million and $6.7 million of asset management fees under the Advisory Agreement, respectively.
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
During the three and nine months ended September 30, 2020, the Company recognized $80,000 and $241,000 of revenue related to this lease, respectively. During the three and nine months ended September 30, 2019, the Company recognized $66,000 and $189,000 of revenue related to this lease, respectively.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
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
During the nine months ended September 30, 2020 and 2019, no other business transactions occurred between the Company and KBS REIT II, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities. See Note 12 “Commitments and Contingencies - Participation Fee Liability”.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
On January 9, 2020, the Company filed a definitive proxy statement with the SEC seeking approval from its stockholders of, among other proposals, two proposals related to the Company’s pursuit of conversion to a non-listed, perpetual-life “NAV REIT.” On May 7, 2020 at the Company’s annual meeting of stockholders, the Company’s stockholders approved the proposal to accelerate the payment of incentive compensation to the Advisor, upon the Company’s conversion to an NAV REIT. With respect to the incentive fee structure currently in effect with the Advisor, the triggering events for payment of the incentive fee are generally expected to occur, if ever, upon a listing of the Company’s shares of stock on a national securities exchange or a significant distribution of cash in connection with a sale of all or a substantial amount of the Company’s assets. These triggering events are inconsistent with a perpetual-life NAV REIT that intends to provide liquidity to its stockholders through a share redemption program and/or periodic self-tender offers. If the Company converts to an NAV REIT, in order to properly align the Advisor’s and its affiliates’ incentive fee compensation structure with the Company’s proposed perpetual-life strategy, the Company intends to revise its incentive fee structure. With respect to the historical performance period from inception through conversion to an NAV REIT, the Company sought and obtained stockholder approval to accelerate the payment of the incentive compensation upon conversion to a perpetual-life NAV REIT, subject to certain conditions. Such accelerated payment is subject to further approval of the conflicts committee of the Company’s board of directors, after the proposed amount of the accelerated payment of the incentive fee has been determined. In connection with the determination of the December 2019 estimated value per share of the Company’s common stock, the Advisor estimated the fair value of the potential liability related to the subordinated participation in net cash flows to be approximately $30 million as of the valuation date, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the potential incentive fee liability is based on the estimated fair values of the Company’s assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the incentive fee calculation. The incentive fee is not currently payable to the Advisor, as it remains subject to further approval by the conflicts committee as well as the Company’s conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable. As the global impact of the COVID-19 pandemic continues to evolve, severely impacting global economic activity and causing significant volatility and negative pressure in the financial markets, including the U.S. real estate office market and the industries of the Company’s tenants, the Company’s conflicts committee and board of directors continue to evaluate whether the proposed conversion to an NAV REIT remains in the best interest of the Company’s stockholders.

13. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 1, 2020, the Company paid distributions of $9.1 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on September 21, 2020. On November 2, 2020, the Company paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on October 20, 2020.
Distributions Authorized
On November 13, 2020, the Company’s board of directors authorized a November 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on November 20, 2020, which the Company expects to pay in December 2020, and a December 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 18, 2020, which the Company expects to pay in January 2021.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Financings Subsequent to September 30, 2020
Accenture Tower Revolving Loan
On November 2, 2020, the Company, through an indirect wholly owned subsidiary (the “Accenture Tower Borrower”), entered into a three-year loan facility with U.S. Bank, National Association, as administrative agent, joint lead arranger and co-book runner; Bank of America, N.A., as syndication agent, joint lead arranger and co-book runner; and Deutsche Pfandbriefbank AG (together, the “Accenture Tower Lenders”), for a committed amount of up to $375.0 million (the “Accenture Tower Revolving Loan”), of which $281.3 million is term debt and $93.7 million is revolving debt. At closing, $281.3 million was funded, of which approximately $210.3 million was used to pay down the Portfolio Loan Facility. Also, at closing, the revolving portion of $93.7 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. Subject to certain terms and conditions contained in the loan documents, the Accenture Tower Revolving Loan may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes, provided that $30.0 million of the revolving debt is to be used for tenant improvements and lease commissions related to the Accenture lease although this restriction is released as the Company completes such projects. In addition, the Accenture Tower Revolving Loan contains customary representations and warranties, financial and other affirmative and negative covenants (including maintenance of an ongoing debt service coverage ratio), events of default and remedies typical for this type of facility.
The Accenture Tower Revolving Loan matures on November 2, 2023, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents. The Accenture Tower Revolving Loan bears interest at a floating rate of 225 basis points over one-month LIBOR so long as the loan is subject to a lender provided swap. The Accenture Tower Revolving Loan includes provisions for a “LIBOR Successor Rate” in the event LIBOR is unascertainable or ceases to be available. Monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity. The Company will have the right to repay the loan in part and in whole subject to certain conditions contained in the loan documents.
REIT Properties III is providing a guaranty of (i) payment of, and agrees to protect, defend, indemnify and hold harmless each Accenture Tower Lender for, from and against, any liability, obligation, deficiency, loss, damage, costs and expenses (including reasonable attorney’s fees), and any litigation which may at any time be imposed upon, incurred or suffered by the Accenture Tower Lender because of (a) certain intentional acts committed by the Accenture Tower Borrower, (b) fraud or intentional misrepresentations by the Accenture Tower Borrower or REIT Properties III in connection with the loan documents as described in the guaranty agreement, and (c) certain bankruptcy or liquidation proceedings under state or federal law, and (ii) payment for liability that is incurred and related to certain environmental matters. In addition, REIT Properties III is providing a principal guaranty for up to 25% of the outstanding balance of the Accenture Tower Revolving Loan, which will convert to a principal guaranty of up to the funded amount of the revolving portion of the Accenture Tower Revolving Loan upon the Company meeting certain leasing and performance hurdles as set forth in the guaranty agreement.
Modified Portfolio Loan Facility
On November 3, 2017, the Company, through indirectly wholly owned subsidiaries, entered into a three-year loan facility with Bank of America, N.A., as administrative agent; Merrill Lynch Pierce Fenner & Smith Incorporated, Wells Fargo Securities, LLC and U.S. Bank, N.A., as joint lead arrangers and joint book runners; Wells Fargo Bank, NA, as syndication agent, and each of the financial institutions a signatory thereto (the “Portfolio Loan Facility Lenders”), for an amount of up to $1.01 billion (the “Portfolio Loan Facility”), of which $757.5 million is term debt and $252.5 million is revolving debt. The Portfolio Loan Facility had an initial maturity date of November 3, 2020, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
On November 3, 2020, the Company, through indirect wholly owned subsidiaries, entered into a loan extension and modification agreement (the “Modified Portfolio Loan Facility”) with Bank of America, N.A., as administrative agent for the Portfolio Loan Facility Lenders, to (i) extend the maturity date of the Modified Portfolio Loan Facility to November 3, 2021 and (ii) modify the loan documents to include provisions for a “LIBOR Successor Rate” in the event LIBOR is unascertainable or ceases to be available. As of November 3, 2020, the face amount of the Portfolio Loan Facility was $630.6 million, of which $472.9 million was term debt and $157.7 million was revolving debt. As of November 3, 2020, the outstanding balance under the Portfolio Loan Facility consisted of $472.9 million of term debt. The entire revolving portion of the Portfolio Loan Facility remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Modified Portfolio Loan Facility has one additional 12-month extension option, subject to certain terms and conditions as described in the loan documents. The Modified Portfolio Loan Facility is secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. Accenture Tower was released as security from the loan in connection with the entry into the Accenture Tower Revolving Loan.
Amended and Restated Bylaws
Effective November 13, 2020, the Company’s board of directors approved the Company’s Third Amended and Restated Bylaws (the “Amended Bylaws”) to clarify the scope of Article XIV, the exclusive forum provision for certain litigation. The Amended Bylaws revise Article XIV to clarify that the exclusive forum provision in Article XIV does not apply to claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. The Amended Bylaws are attached to this Quarterly Report on Form 10-Q as Exhibit 3.2.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses, and school closures, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investments in Prime US REIT (the “SREIT”) and a real estate loan receivable depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
•Our advisor and its affiliates currently receive fees in connection with transactions involving the purchase or origination, management and disposition of our investments. Acquisition and asset management fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed-upon investment returns, the investment return thresholds may be reduced subject to approval by our conflicts committee and to other limitations in our charter. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders. As discussed herein, our conflicts committee and our board of directors continue to evaluate whether the proposed conversion to a perpetual-life net asset value “NAV” REIT remains in the best interest of our stockholders. If we convert to an NAV REIT, we would implement a revised advisory fee structure.

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
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders. During the second and third quarters, we granted rent relief to a number of tenants as a result of the pandemic, and these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, we are unable to predict the impact that the pandemic will have on the financial condition, results of operations and cash flows of our tenants and us due to numerous uncertainties.
•Our significant investment in the equity securities of the SREIT, a traded Singapore real estate investment trust (the “SREIT”), is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to blockage due to the quantity of units held by us and risks related to the trading volume of the units. The COVID-19 pandemic has caused significant negative pressure in the financial markets. Since March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Our board of directors and management team regularly monitor the real estate and equity markets in order to find the best opportunities possible to continue to provide attractive and stable cash distributions to our stockholders and provide additional liquidity for our stockholders. One alternative for us to achieve these objectives may be for us to pursue conversion to a non-listed, perpetual-life NAV REIT. In connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. As the global impact of the COVID-19 pandemic continues to evolve, severely impacting global economic activity and causing significant volatility and negative pressure in the financial markets, including the U.S. real estate office market and the industries of our tenants, our conflicts committee and our board of directors continue to evaluate whether the proposed NAV REIT conversion remains in the best interest of our stockholders. Accordingly, we can give no assurance that we will continue to pursue a conversion to an NAV REIT or that if we do pursue conversion to an NAV REIT that we would commence or complete the proposed offering. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that our NAV REIT strategy will be able to provide additional liquidity to stockholders. Further, although we are exploring an NAV REIT strategy, there is no assurance that this process will provide a return to stockholders that equals or exceeds our estimated value per share.
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
•In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program, and Ordinary Redemptions remain suspended as we navigate through the impact of the COVID-19 pandemic and evaluate our proposed conversion to an NAV REIT. Ordinary Redemptions are all redemptions that do not qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program). Redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” are “Special Redemptions.” Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. Under the current share redemption program, during any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year unless our board of directors authorizes additional funds for redemption, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions and (ii) no more than 5% of the weighted average number of shares outstanding during the prior calendar year. As of October 31, 2020, we had $42.7 million available for Special Redemptions for the remainder of 2020. We cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program and/or any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.
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
We have invested in a diverse portfolio of real estate investments. As of September 30, 2020, we owned 18 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. In addition, we had originated one real estate loan receivable secured by a deed of trust.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of September 30, 2020, we had also sold 35,640,784 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $367.9 million. Also as of September 30, 2020, we had redeemed or repurchased 29,230,344 shares sold in our initial public offering for $320.1 million.
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
Our board of directors and management team regularly monitor the real estate and equity markets in order to find the best opportunities possible to continue to provide attractive and stable cash distributions to our stockholders and provide additional liquidity for our stockholders. One alternative for us to achieve these objectives may be for us to pursue conversion to a non-listed, perpetual-life NAV REIT that calculates the net asset value or “NAV” per share on a regular basis that is more frequent that annually (i.e., daily, monthly or quarterly) and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. In connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. As the global impact of the COVID-19 pandemic continues to evolve, severely impacting global economic activity and causing significant volatility and negative pressure in the financial markets, including the U.S. real estate office market and the industries of our tenants, our conflicts committee and our board of directors continue to evaluate whether the proposed NAV REIT conversion remains in the best interest of our stockholders. Accordingly, we can give no assurance that we will continue to pursue a conversion to an NAV REIT or that if we do pursue conversion to an NAV REIT that we would commence or complete the proposed offering. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that our NAV REIT strategy will be able to provide additional liquidity to stockholders.

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
COVID-19 Pandemic and Portfolio Outlook
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, states and localities, including states and localities in the United States, have reacted by imposing measures to help control the spread of the virus, including instituting quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Many of our tenants have suffered reductions in revenue and since April 1, 2020, a number of tenants have requested rent relief, most in the form of rent deferrals or abatements. Depending upon the duration of the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. Rent collections for the third quarter of 2020 were approximately 94%. We have granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to our consolidated balance sheets as of September 30, 2020 or consolidated statements of operations for the three and nine months ended September 30, 2020. As of September 30, 2020, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $2.6 million of rent deferrals for the period from March through September 2020, extending the timing of these rental payments to a later period through 2029, and granting $0.9 million in rental abatements. As of September 30, 2020, we had $2.4 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $0.8 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2020, we recorded $0.3 million and $0.9 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic. Subsequent to September 30, 2020, we have not seen a material impact on our rent collections. We continue to evaluate short-term rent relief requests from several tenants, in the form of rent deferral requests or abatements, which we are evaluating on an individual basis. Most rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time, either through increased rental payments during subsequent periods of the current lease or through an extension of the current lease term. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the fourth quarter of 2020 and thereafter cannot, however, be determined at present.
In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. During the nine months ended September 30, 2020, we recognized an impairment charge for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic.
We have also made a significant investment in the common units of the SREIT. In addition to the risks similar to above with respect to the SREIT’s investments in US office properties, our investment in the units of the SREIT is subject to the risks inherent in investing in traded securities. Since March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility. For purposes of the December 4, 2019 estimated value per share, we valued our investment in units of the SREIT at $257.8 million, based on the trading price of the units of the SREIT as of closing on December 3, 2019 less a discount for (i) transfer restrictions imposed by lock-up agreements then in effect on 100% of the units we held and (ii) blockage due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units. As of November 13, 2020, the aggregate value of our investment in the units of the SREIT was $224.4 million, which was based solely on the closing price of the units on the SGX of $0.78 per unit as of November 13, 2020 and did not take into account potential blockage due to the quantity of units we hold.
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
As of September 30, 2020, we had $260.2 million of revolving debt available for immediate future disbursement under various loans, subject to certain conditions set forth in the loan agreements. As of September 30, 2020, we had $731.8 million of notes payable maturing during the 12 months ending September 30, 2021, of which the Portfolio Loan Facility with a balance of $683.2 million could be extended beyond the next 12 months, subject to certain conditions set forth in the loan agreements. Subsequent to September 30, 2020, we released Accenture Tower as security from the Portfolio Loan Facility and exercised a one-year extension option to extend the maturity date to November 3, 2021. In addition, we entered into the Accenture Tower Revolving Loan which has a maturity date of November 2, 2023. As of November 3, 2020, after the exercise of the Portfolio Loan Facility extension option and the refinancing of Accenture Tower under the Accenture Tower Revolving Loan, we have $48.6 million of notes payable maturing during the 12 months ending September 30, 2021 and $283.8 million of revolving debt available for immediate future disbursement under various loans, subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit our ability to draw on our revolving credit facilities or exercise our extension options due to covenants described in our loan agreements. However, we believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
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
Our investment in an unconsolidated entity generates cash flow in the form of dividend income. As of September 30, 2020, our investment in an unconsolidated entity had a carrying value of $232.6 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our real estate loan receivable generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate loan receivable is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of September 30, 2020, the borrower under our real estate loan receivable was current on its payments.
As of September 30, 2020, we had mortgage debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.5 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. Assuming our notes payable are fully extended under the terms of the respective loan agreements and other loan documents, we have $48.6 million of notes payable maturing or amortization payments due during the 12 months ending September 30, 2021. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of September 30, 2020, our debt obligations consisted of $93.0 million of fixed rate notes payable and $1.4 billion of variable rate notes payable. As of September 30, 2020, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements (including one forward interest rate swap in the amount of $65.0 million, which will become effective in November 2020). As of September 30, 2020, we had $260.2 million of revolving debt available for immediate future disbursement under various loans, subject to certain conditions set forth in the loan agreements. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business and financings subsequent to September 30, 2020.
We paid distributions to our stockholders during the nine months ended September 30, 2020 using cash flow from operations from the current period and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2020 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the nine months ended September 30, 2020, net cash provided by operating activities was $73.4 million, compared to net cash provided by operating activities of $48.4 million during the nine months ended September 30, 2019. Net cash provided by operating activities was higher in 2020 primarily as a result of dividends received from our investment in the SREIT and the timing of payments of operating expenses, offset by the sale of the Singapore Portfolio in July 2019. Cash flows provided by operating activities may decrease in future periods to the extent our tenants are impacted by COVID-19 and defer rent payments or are unable to pay rent.
Cash Flows from Investing Activities
Net cash used in investing activities was $47.6 million for the nine months ended September 30, 2020 and primarily consisted of the following:
•$70.8 million used for improvements to real estate;
•$26.6 million of net proceeds from the sale of Hardware Village; and
•$3.3 million used for construction in progress related to Hardware Village.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, net cash used in financing activities was $35.4 million and primarily consisted of the following:
•$46.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $35.3 million;
•$27.5 million of net cash provided by debt financing as a result of proceeds from notes payable of $104.5 million, partially offset by principal payments on notes payable of $74.2 million and payments of deferred financing costs of $2.8 million;
•$8.6 million of cash used for redemptions and repurchases of common stock;
•$6.4 million of distributions to noncontrolling interests due to the sale of Hardware Village; and
•Payment of other organization and offering costs of $1.0 million related to our pursuit of conversion to an NAV REIT.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of September 30, 2020, our borrowings and other liabilities were approximately 56% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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
As of September 30, 2020, we had accrued and deferred payment of $8.8 million of asset management fees under the advisory agreement.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
On September 27, 2020, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
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
As discussed herein, our board of directors and management team regularly monitor the real estate and equity markets in order to find the best opportunities possible to continue to provide attractive and stable cash distributions to our stockholders and provide additional liquidity for our stockholders. One alternative for us to achieve these objectives may be for us to pursue conversion to a non-listed, perpetual-life NAV REIT. If we convert to an NAV REIT, we would implement a revised advisory fee structure. As the global impact of the COVID-19 pandemic continues to evolve, severely impacting global economic activity and causing significant volatility and negative pressure in the financial markets, including the U.S. real estate office market and the industries of our tenants, our conflicts committee and our board of directors continue to evaluate whether the proposed NAV REIT conversion remains in the best interest of our stockholders. Accordingly, we can give no assurance that we will continue to pursue a conversion to an NAV REIT or that if we do pursue conversion to an NAV REIT that we would commence or complete the proposed offering. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that our NAV REIT strategy will be able to provide additional liquidity to stockholders.

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2020 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$1,496,682	$731,815	$93,000	$671,867	$—
Interest payments on outstanding debt obligations (2)	38,926	5,090	25,574	8,262	—
Interest payments on interest rate swaps (3)	39,777	4,732	34,009	1,036	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of September 30, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2020, consisting of the contractual interest rate and using interest rate indices as of September 30, 2020, where applicable. We incurred interest expense of $38.8 million, excluding amortization of deferred financing costs totaling $3.2 million and unrealized losses on derivative instruments of $29.5 million during the nine months ended September 30, 2020.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of September 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2019, we owned 18 office properties, one mixed-use office/retail property and had entered into the Hardware Village joint venture to develop a multifamily apartment complex. In addition, we owned an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. Subsequent to September 30, 2019, we sold a multifamily apartment complex held through the Hardware Village joint venture and originated one real estate loan receivable secured by a deed of trust in May 2020. As a result, as of September 30, 2020, we owned 18 office properties, one mixed-used office/retail property, one real estate loan receivable and an investment in the equity securities of the SREIT. As a result, the results of operations presented for the three and nine months ended September 30, 2020 and 2019 are not directly comparable.
Comparison of the three months ended September 30, 2020 versus the three months ended September 30, 2019
The following table provides summary information about our results of operations for the three months ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Developments Completed, Dispositions, Acquisitions and Origination(1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2020	2019
Rental income	$69,159	$76,348	$(7,189)	(9)%	$(6,754)	$(435)
Interest income from real estate loan receivable	2,029	—	2,029	100%	2,029	—
Other operating income	4,315	6,633	(2,318)	(35)%	(684)	(1,634)
Operating, maintenance and management	17,198	22,119	(4,921)	(22)%	(2,434)	(2,487)
Real estate taxes and insurance	14,140	13,813	327	2%	(616)	943
Asset management fees to affiliate	5,311	5,541	(230)	(4)%	(602)	372
General and administrative expenses	1,560	1,491	69	5%	n/a	n/a
Depreciation and amortization	27,879	29,862	(1,983)	(7)%	(3,000)	1,017
Interest expense	8,918	20,350	(11,432)	(56)%	(2,598)	(8,834)
Other income	—	4,068	(4,068)	(100)%	n/a	n/a
Other interest income	13	282	(269)	(95)%	n/a	n/a
Equity in income (loss) of an unconsolidated entity	588	(2,556)	3,144	(123)%	3,144	—
Loss from extinguishment of debt	—	(2,033)	2,033	(100)%	2,033	—
Gain on sale of real estate, net	21	327,311	(327,290)	(100)%	(327,290)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 related to real estate developments completed and placed in service, real estate dispositions, acquisitions and a real estate loan originated on or after July 1, 2019.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $76.3 million for the three months ended September 30, 2019 to $69.2 million for the three months ended September 30, 2020. The decrease in rental income was primarily due to the Singapore Transaction in July 2019 and the disposition of Hardware Village in May 2020. With respect to properties held throughout both periods, the decrease in rental income was primarily due to an increase in the write-off of receivables and straight-line rent deemed not probable of collection during the three months ended September 30, 2020 as a result of the COVID-19 pandemic. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions as a result of the COVID-19 pandemic. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest income from our real estate loan receivable, recognized using the interest method, was $2.0 million for the three months ended September 30, 2020. On May 7, 2020, in connection with the sale of Hardware Village, we, through an indirect wholly owned subsidiary, provided seller financing and entered into a promissory note with the buyer. The promissory note matures on May 6, 2021. We did not own any real estate loans receivable during the three months ended September 30, 2019.
Other operating income decreased from $6.6 million during the three months ended September 30, 2019 to $4.3 million for the three months ended September 30, 2020. The decrease in other operating income was primarily due to the Singapore Transaction in July 2019 and a decrease in parking revenues for properties held throughout both periods as a result of the COVID-19 pandemic. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions as a result of the COVID-19 pandemic.
Operating, maintenance and management costs decreased from $22.1 million for the three months ended September 30, 2019 to $17.2 million for the three months ended September 30, 2020. The decrease in operating, maintenance and management costs was primarily due to (i) the Singapore Transaction in July 2019, (ii) the disposition of Hardware Village in May 2020, (iii) a change in the arrangement whereby a tenant elected to exercise its right to self-manage at a property held throughout both periods and paid for operating, maintenance and management costs directly during the three months ended September 30, 2020, and (iv) an overall decrease in operating costs at properties held throughout both periods due to stay-at-home orders and a decrease in physical occupancy as a result of the COVID-19 pandemic. We expect operating, maintenance and management costs to fluctuate in future periods as a result of general inflation for properties that we continue to own, and business disruptions as a result of the COVID-19 pandemic.
Real estate taxes and insurance increased from $13.8 million for the three months ended September 30, 2019 to $14.1 million for the three months ended September 30, 2020. The increase in real estate taxes and insurance was primarily due to higher property tax assessments for real estate properties held throughout both periods, offset by a decrease in real estate taxes and insurance due to the Singapore Transaction in July 2019, the disposition of Hardware Village in May 2020 and a change in the arrangement whereby a tenant elected to exercise its right to self-manage at a property held throughout both periods and paid property taxes directly during the three months ended September 30, 2020. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments.
Asset management fees with respect to our real estate investments decreased from $5.5 million for the three months ended September 30, 2019 to $5.3 million for the three months ended September 30, 2020 primarily due to the Singapore Transaction in July 2019 and the disposition of Hardware Village in May 2020, partially offset by an increase in asset management fees due to the origination of the related real estate loan receivable secured by a deed of trust in May 2020. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties. As of September 30, 2020, there were $8.8 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “-Liquidity and Capital Resources” herein.
Depreciation and amortization decreased from $29.9 million for the three months ended September 30, 2019 to $27.9 million for the three months ended September 30, 2020, primarily due to the Singapore Transaction in July 2019 and the disposition of Hardware Village in May 2020, offset by an increase in depreciation and amortization due to an increase in capital improvements at properties held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $20.4 million for the three months ended September 30, 2019 to $8.9 million for the three months ended September 30, 2020. Included in interest expense was (i) $16.5 million and $7.5 million of interest expense payments for the three months ended September 30, 2019 and 2020, respectively, (ii) the amortization of deferred financing costs of $1.2 million and $1.1 million for the three months ended September 30, 2019 and 2020, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $3.3 million and $0.3 million for the three months ended September 30, 2019 and 2020, respectively. Additionally, during the three months ended September 30, 2019, we capitalized $0.6 million of interest to construction-in-progress related to Hardware Village. The decrease in interest expense was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, the repayment of debt related to the Singapore Transaction in July 2019 and a lower 30-day LIBOR rate during the three months ended September 30, 2020. Our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt). We also expect interest to increase in future periods as a result of additional borrowings for capital expenditures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the three months ended September 30, 2019, other income included a $4.1 million reimbursement of certain costs and expenses related to the Singapore Transaction in July 2019 that was indirectly paid by the SREIT. These costs included legal, audit, tax, printing and other out of pocket costs that we incurred related to the Singapore Transaction.
Equity in income (loss) of an unconsolidated entity relates to our investment in the SREIT. During the three months ended September 30, 2019, we recorded equity in loss of an unconsolidated entity of $2.6 million, and during the three months ended September 30, 2020, we recorded equity in income of an unconsolidated entity of $0.6 million. Based on our 27.4% ownership interest in the SREIT as of September 30, 2020, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of September 30, 2020. We expect our equity in income (loss) of an unconsolidated entity related to our investment in the SREIT to vary based on occupancy rates and rental rates of the SREIT’s real estate investments and uncertainty and business disruptions as a result of the COVID-19 pandemic.
During the three months ended September 30, 2019, we recognized a loss from extinguishment of debt of $2.0 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the mortgage loans related to properties sold in the Singapore Transaction.
During the three months ended September 30, 2019, we sold 11 office properties in the Singapore Transaction that resulted in a gain on sale of real estate of $327.3 million. We did not dispose of any properties during the three months ended September 30, 2020.
Comparison of the nine months ended September 30, 2020 versus the nine months ended September 30, 2019
The following table provides summary information about our results of operations for the nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Developments Completed, Dispositions, Acquisitions and Origination (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2020	2019
Rental income	$211,385	$285,198	$(73,813)	(26)%	$(63,717)	$(10,096)
Interest income from real estate loan receivable	3,236	—	3,236	100%	3,236	—
Other operating income	14,555	23,670	(9,115)	(39)%	(5,159)	(3,956)
Operating, maintenance and management	52,553	72,132	(19,579)	(27)%	(15,947)	(3,632)
Real estate taxes and insurance	43,052	49,677	(6,625)	(13)%	(8,717)	2,092
Asset management fees to affiliate	15,704	19,412	(3,708)	(19)%	(4,528)	820
General and administrative expenses	4,756	5,433	(677)	(12)%	n/a	n/a
Depreciation and amortization	82,629	112,902	(30,273)	(27)%	(28,318)	(1,955)
Interest expense	71,460	105,701	(34,241)	(32)%	(18,110)	(16,131)
Impairment charges on real estate	19,896	8,706	11,190	129%	—	11,190
Other income	—	4,090	(4,090)	(100)%	n/a	n/a
Other interest income	60	546	(486)	(89)%	n/a	n/a
Equity in loss of an unconsolidated entity	(1,408)	(2,556)	1,148	(45)%	1,148	—
Loss from extinguishment of debt	(188)	(2,229)	2,041	(92)%	2,229	(188)
Gain on sale of real estate, net	50,959	327,311	(276,352)	(84)%	(276,352)	—
Provision for credit loss	(680)	—	(680)	(100)%	(680)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 related to real estate developments completed and placed in service, real estate dispositions, acquisitions and a real estate loan originated on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 related to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income from our real estate properties decreased from $285.2 million for the nine months ended September 30, 2019 to $211.4 million for the nine months ended September 30, 2020. The decrease in rental income was primarily due to the Singapore Transaction in July 2019, and with respect to properties held throughout both periods, the decrease in rental income was primarily due to lease termination fees received in 2019, an increase in the write-off of receivables and straight-line rent deemed not probable of collection during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic and a net decrease in property tax recoveries related to a change in the arrangement whereby a tenant elected to exercise its right to self-manage at a property and the tenant paid property taxes directly during the nine months ended September 30, 2020. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions as a result of the COVID-19 pandemic. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Interest income from real estate loan receivable, recognized using the interest method, was $3.2 million for the nine months ended September 30, 2020. On May 7, 2020, in connection with the sale of Hardware Village, we, through an indirect wholly owned subsidiary, provided seller financing and entered into a promissory note with the buyer. The promissory note matures on May 6, 2021. We did not own any real estate loans receivable during the nine months ended September 30, 2019.
Other operating income decreased from $23.7 million during the nine months ended September 30, 2019 to $14.6 million for the nine months ended September 30, 2020. The decrease in other operating income was primarily due to the Singapore Transaction in July 2019 and a decrease in parking revenues for properties held throughout both periods due to the stay-at-home orders and a decrease in physical occupancy as a result of the COVID-19 pandemic. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions as a result of the COVID-19 pandemic.
Operating, maintenance and management costs decreased from $72.1 million for the nine months ended September 30, 2019 to $52.6 million for the nine months ended September 30, 2020. The decrease in operating, maintenance and management costs was primarily due to (i) the Singapore Transaction in July 2019, (ii) the disposition of Hardware Village in May 2020, (iii) a change in the arrangement whereby a tenant elected to exercise its right to self-manage at a property held throughout both periods and paid for operating, maintenance and management costs directly during the nine months ended September 30, 2020, and (iv) an overall decrease in operating costs at properties held throughout both periods due to stay-at-home orders and a decrease in physical occupancy as a result of the COVID-19 pandemic.  We expect operating, maintenance and management costs to fluctuate in future periods as a result of general inflation for properties that we continue to own, and business disruptions as a result of the COVID-19 pandemic, offset by a decrease due to the disposition of Hardware Village.
Real estate taxes and insurance decreased from $49.7 million for the nine months ended September 30, 2019 to $43.1 million for the nine months ended September 30, 2020. The decrease in real estate taxes and insurance was primarily due to the Singapore Transaction in July 2019, the disposition of Hardware Village in May 2020 and a change in the arrangement whereby a tenant elected to exercise its right to self-manage at a property held throughout both periods and paid property taxes directly during the nine months ended September 30, 2020, partially offset by an increase in real estate taxes due to higher property tax assessments for real estate properties held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own offset by a decrease due to the disposition of Hardware Village.
Asset management fees with respect to our real estate investments decreased from $19.4 million for the nine months ended September 30, 2019 to $15.7 million for the nine months ended September 30, 2020 primarily due to the Singapore Transaction in July 2019 and the disposition of Hardware Village in May 2020, partially offset by an increase in asset management fees due to the origination of the related real estate loan receivable secured by a deed of trust in May 2020 and an increase in capital improvements at real estate properties held throughout both periods. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties offset by a decrease due to the disposition of Hardware Village. As of September 30, 2020, there were $8.8 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “-Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $5.4 million for the nine months ended September 30, 2019 to $4.8 million for the nine months ended September 30, 2020. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, audit costs and third party transfer agent fees. During the nine months ended September 30, 2019, we incurred professional fees related to assessing strategic alternatives which we did not incur during the nine months ended September 30, 2020. We expect general and administrative expenses to vary in future periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Depreciation and amortization decreased from $112.9 million for the nine months ended September 30, 2019 to $82.6 million for the nine months ended September 30, 2020, primarily due to the Singapore Transaction in July 2019, the disposition of Hardware Village in May 2020, and accelerated depreciation and amortization due to lease terminations in 2019 at a property held throughout both periods, partially offset by an increase in depreciation and amortization due to an increase in capital improvements at properties held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $105.7 million for the nine months ended September 30, 2019 to $71.5 million for the nine months ended September 30, 2020. Included in interest expense was (i) $64.5 million and $29.4 million of interest expense payments for the nine months ended September 30, 2019 and 2020, respectively, (ii) the amortization of deferred financing costs of $4.3 million and $3.2 million for the nine months ended September 30, 2019 and 2020, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $38.6 million and $38.9 million for the nine months ended September 30, 2019 and 2020, respectively. Additionally, during the nine months ended September 30, 2019, we capitalized $1.7 million of interest to construction-in-progress related to Hardware Village. The decrease in interest expense was primarily due to the repayment of debt related to the Singapore Transaction in July 2019 and a lower 30-day LIBOR rate during the nine months ended September 30, 2020. Our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt). We also expect interest to increase in future periods as a result of additional borrowings for capital expenditures.
During the nine months ended September 30, 2020 and 2019, we recorded non-cash impairment charges of $19.9 million and $8.7 million, respectively, to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic with repect to the first quarter of 2020.
During the nine months ended September 30, 2019, other income included a $4.1 million reimbursement of certain costs and expenses related to the Singapore Transaction in July 2019 that was indirectly paid by the SREIT. These costs included legal, audit, tax, printing and other out of pocket costs that we incurred related to the Singapore Transaction.
Equity in loss of an unconsolidated entity relates to our investment in the SREIT. We recorded equity in loss of an unconsolidated entity of $2.6 million and $1.4 million related to our investment in the SREIT during the nine months ended September 30, 2019 and 2020, respectively. Equity in loss of an unconsolidated entity for the nine months ended September 30, 2020 included $3.5 million related to our share of net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to our investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020. Based on our 27.4% ownership interest in the SREIT as of September 30, 2020, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of September 30, 2020. We expect our equity in income (loss) of an unconsolidated entity related to our investment in the SREIT to vary based on occupancy rates and rental rates of the SREIT’s real estate investments and uncertainty and business disruptions as a result of the COVID-19 pandemic.
We recognized a $0.2 million loss from extinguishment of debt during the nine months ended September 30, 2020 due to the write-off of unamortized deferred financing costs as a result of the modification to the Portfolio Revolving Loan Facility. During the nine months ended September 30, 2019, we recognized a loss from extinguishment of debt of $2.2 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the mortgage loans related to properties sold in the Singapore Transaction.
We recognized a gain on sale of real estate of $50.9 million related to the disposition of Hardware Village during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we sold 11 office properties in the Singapore Transaction that resulted in a gain on sale of real estate of $327.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We recognized provision for credit loss of $0.7 million related to our investment in a real estate loan receivable during the nine months ended September 30, 2020. Under the current expected credit loss (CECL) model, we are required to measure and record an allowance for credit losses upon the initial recognition of a real estate loan receivable to present the net amount expected to be collected, which is re-measured at each balance sheet date based on changes in facts and circumstances. The allowance is adjusted through the provision for credit loss on our consolidated statements of operations and is increased or decreased based on the re-measurement of the allowance for credit loss at each balance sheet date. We did not own any real estate loans receivable during the nine months ended September 30, 2019.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO, MFFO and Adjusted MFFO, we are providing information related to the proportion of Adjusted MFFO related to properties sold in 2019 and during the nine months ended September 30, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$1,119	$316,884	$(18,276)	$262,091
Depreciation of real estate assets	21,027	21,013	61,834	73,618
Amortization of lease-related costs	6,852	8,849	20,795	39,284
Impairment charges on real estate	—	—	19,896	8,706
Gain on sale of real estate, net	(21)	(327,311)	(50,959)	(327,311)
Adjustments for noncontrolling interests - consolidated entities (1)	—	(6)	6,144	(18)
Adjustment for investment in an unconsolidated entity (2)	4,515	3,881	11,496	3,881
FFO attributable to common stockholders (3)	33,492	23,310	50,930	60,251
Straight-line rent and amortization of above- and below-market leases, net	(1,755)	(1,951)	(6,178)	(7,077)
Amortization of discount and closing costs	(642)	—	(1,172)	—
Loss from extinguishment of debt	—	2,033	188	2,229
Unrealized losses on derivative instruments	(4,532)	3,807	29,484	41,706
Provision for credit loss	—	—	680	—
Adjustment for investment in an unconsolidated entity (2)	(170)	2,808	4,928	2,808
MFFO attributable to common stockholders (3)	26,393	30,007	78,860	99,917
Adjustment for a contractual rent payment received but deferred (4)	1,142	—	2,666	—
Adjusted MFFO attributable to common stockholders (3)	$27,535	$30,007	$81,526	$99,917
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
(3) FFO, MFFO and Adjusted MFFO include $0.4 million and $0.5 million of lease termination income for the three and nine months ended September 30, 2020, respectively, and $1.1 million and $8.0 million of lease termination income for the three and nine months ended September 30, 2019, respectively.
(4) Adjustment for rent contractually due and collected per the terms of a lease agreement, but deferred and not recognized into rental income for purposes of GAAP as the tenant improvements are under construction. This amount is included in other liabilities on our consolidated balance sheet as of September 30, 2020.
Our calculation of Adjusted MFFO above includes amounts related to the operations of the multifamily apartment complex held by the Hardware Village joint venture that was sold on May 7, 2020 and the Singapore Portfolio sold on July 18, 2019. Please refer to the table below with respect to the proportion of Adjusted MFFO related to the real estate properties sold (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted MFFO by component:
Assets held for investment	$27,535	$27,769	$81,441	$77,585
Real estate properties sold	—	2,238	85	22,332
Adjusted MFFO	$27,535	$30,007	$81,526	$99,917

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first, second and third quarters of 2020 (in thousands, except per share amounts):

Period	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
			Cash	Reinvested	Total
First Quarter 2020	$27,149	$0.149	$15,573	$11,904	$27,477	$17,410
Second Quarter 2020	27,268	0.149	15,512	11,718	27,230	25,311
Third Quarter 2020	27,388	0.150	15,693	11,655	27,348	30,700
	$81,805	$0.448	$46,778	$35,277	$82,055	$73,421
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2020 through September 30, 2020, distributions were calculated at a rate of $0.04983333 per share.
(2) Distributions are paid on a monthly basis. Distributions for the monthly record date of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2020, we paid aggregate distributions of $82.1 million, including $46.8 million of distributions paid in cash and $35.3 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the nine months ended September 30, 2020 was $18.3 million. FFO for the nine months ended September 30, 2020 was $50.9 million and cash flow from operating activities was $73.4 million. See the reconciliation of FFO to net income (loss) attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $70.1 million of cash flow from current operating activities and $12.0 million from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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
Distributions Paid
On October 1, 2020, we paid distributions of $9.1 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on September 21, 2020. On November 2, 2020, 2020, we paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on October 20, 2020.
Distributions Authorized
On November 13, 2020, our board of directors authorized a November 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on November 20, 2020, which we expect to pay in December 2020, and a December 2020 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 18, 2020, which we expect to pay in January 2021.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Financings Subsequent to September 30, 2020
Accenture Tower Revolving Loan
On November 2, 2020, we, through an indirect wholly owned subsidiary (the “Accenture Tower Borrower”), entered into a three-year loan facility with U.S. Bank, National Association, as administrative agent, joint lead arranger and co-book runner; Bank of America, N.A., as syndication agent, joint lead arranger and co-book runner; and Deutsche Pfandbriefbank AG (together, the “Accenture Tower Lenders”), for a committed amount of up to $375.0 million (the “Accenture Tower Revolving Loan”), of which $281.3 million is term debt and $93.7 million is revolving debt. At closing, $281.3 million was funded, of which approximately $210.3 million was used to pay down the Portfolio Loan Facility. Also, at closing, the revolving portion of $93.7 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. Subject to certain terms and conditions contained in the loan documents, the Accenture Tower Revolving Loan may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes, provided that $30.0 million of the revolving debt is to be used for tenant improvements and lease commissions related to the Accenture lease although this restriction is released as we complete such projects. In addition, the Accenture Tower Revolving Loan contains customary representations and warranties, financial and other affirmative and negative covenants (including maintenance of an ongoing debt service coverage ratio), events of default and remedies typical for this type of facility.
The Accenture Tower Revolving Loan matures on November 2, 2023, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents. The Accenture Tower Revolving Loan bears interest at a floating rate of 225 basis points over one-month LIBOR so long as the loan is subject to a lender provided swap. The Accenture Tower Revolving Loan includes provisions for a “LIBOR Successor Rate” in the event LIBOR is unascertainable or ceases to be available. Monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity. We will have the right to repay the loan in part and in whole subject to certain conditions contained in the loan documents.
REIT Properties III is providing a guaranty of (i) payment of, and agrees to protect, defend, indemnify and hold harmless each Accenture Tower Lender for, from and against, any liability, obligation, deficiency, loss, damage, costs and expenses (including reasonable attorney’s fees), and any litigation which may at any time be imposed upon, incurred or suffered by the Accenture Tower Lender because of (a) certain intentional acts committed by the Accenture Tower Borrower, (b) fraud or intentional misrepresentations by the Accenture Tower Borrower or REIT Properties III in connection with the loan documents as described in the guaranty agreement, and (c) certain bankruptcy or liquidation proceedings under state or federal law, and (ii) payment for liability that is incurred and related to certain environmental matters. In addition, REIT Properties III is providing a principal guaranty for up to 25% of the outstanding balance of the Accenture Tower Revolving Loan, which will convert to a principal guaranty of up to the funded amount of the revolving portion of the Accenture Tower Revolving Loan upon us meeting certain leasing and performance hurdles as set forth in the guaranty agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Modified Portfolio Loan Facility
On November 3, 2017, we, through indirectly wholly owned subsidiaries, entered into a three-year loan facility with Bank of America, N.A., as administrative agent; Merrill Lynch Pierce Fenner & Smith Incorporated, Wells Fargo Securities, LLC and U.S. Bank, N.A., as joint lead arrangers and joint book runners; Wells Fargo Bank, NA, as syndication agent, and each of the financial institutions a signatory thereto (the “Portfolio Loan Facility Lenders”), for an amount of up to $1.01 billion (the “Portfolio Loan Facility”), of which $757.5 million is term debt and $252.5 million is revolving debt. The Portfolio Loan Facility had an initial maturity date of November 3, 2020, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents.
On November 3, 2020, we, through indirect wholly owned subsidiaries, entered into a loan extension and modification agreement (the “Modified Portfolio Loan Facility”) with Bank of America, N.A., as administrative agent for the Portfolio Loan Facility Lenders, to (i) extend the maturity date of the Modified Portfolio Loan Facility to November 3, 2021 and (ii) modify the loan documents to include provisions for a “LIBOR Successor Rate” in the event LIBOR is unascertainable or ceases to be available. As of November 3, 2020, the face amount of the Portfolio Loan Facility was $630.6 million, of which $472.9 million was term debt and $157.7 million was revolving debt. As of November 3, 2020, the outstanding balance under the Portfolio Loan Facility consisted of $472.9 million of term debt. The entire revolving portion of the Portfolio Loan Facility remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Modified Portfolio Loan Facility has one additional 12-month extension option, subject to certain terms and conditions as described in the loan documents. The Modified Portfolio Loan Facility is secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. Accenture Tower was released as security from the loan in connection with the entry into the Accenture Tower Revolving Loan.
Amended and Restated Bylaws
Effective November 13, 2020, our board of directors approved our Third Amended and Restated Bylaws (the “Amended Bylaws”) to clarify the scope of Article XIV, the exclusive forum provision for certain litigation. The Amended Bylaws revise Article XIV to clarify that the exclusive forum provision in Article XIV does not apply to claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. The Amended Bylaws are attached to this Quarterly Report on Form 10-Q as Exhibit 3.2.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2020, the fair value of our fixed rate debt was $94.7 million and the outstanding principal balance of our fixed rate debt was $93.0 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of September 30, 2020.  As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt and variable rate real estate loan receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2020, we were exposed to market risks related to fluctuations in interest rates on $263.0 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt (including one forward interest rate swap in the amount of $65.0 million, which will become effective in November 2020). Based on interest rates as of September 30, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2021, interest expense on our variable rate debt would increase or decrease by $2.6 million. As of September 30, 2020, we were exposed to market risks related to fluctuations in interest rates on our variable rate loan receivable outstanding with an outstanding principal balance of $150.2 million. An increase of 100 basis points in interest rates would increase our future cash flows by $0.7 million through the maturity of our variable rate loan receivable on May 6, 2021. A decrease of 100 basis points in interest rates would have no impact on our future cash flows due to an interest rate floor on our variable rate loan receivable.
The annual effective interest rate of our variable rate real estate loan receivable as of September 30, 2020 was 5.3%. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of September 30, 2020 were 4.2% and 3.1%, respectively.  The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2020 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We are exposed to financial market risk with respect to our investment in Prime US REIT (SGX Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. Prime US REIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in Prime US REIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of Prime US REIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in Prime US REIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding Prime US REIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a director of the external manager of Prime US REIT, and an affiliate of our advisor services as the U.S. asset manager to Prime US REIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of September 30, 2020, we held 289,561,899 units of the Prime US REIT which represented 27.4% of the outstanding units of Prime US REIT. As of September 30, 2020, the aggregate value of our investment in the units of Prime US REIT was $238.9 million, which was based on the closing price of the Prime US REIT units on the SGX of $0.83 per unit as of September 30, 2020. Based solely on the closing price per unit of Prime US REIT units as of September 30, 2020, if prices were to increase or decrease by 10% upon sale of all of our 289,561,899 units of Prime US REIT, our net income would increase by $30.1 million or decrease by $17.6 million, respectively.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our or our tenants’ business, financial condition, results of operations and cash flows, the markets and communities in which we and our tenants operate and our investments in the SREIT and a real estate loan receivable.
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, states and localities, including states and localities in the United States, have reacted by imposing measures to help control the spread of the virus, including instituting quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. The COVID-19 pandemic has triggered a period of global economic slowdown. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact of the pandemic on our business, financial condition, results of operations or cash flows.
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
•businesses evolving to make work-from-home environments, such as employee telecommuting, flexible work schedules, open workplaces or teleconferencing, increasingly common, which could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations;
•disruption in supply and delivery chains;
•a general decline in business activity and demand for real estate, especially office properties;
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
We have also made a significant investment in the common units of the SREIT. In addition to the risks similar to above with respect to the SREIT’s investments in US office properties, our investment in the units of the SREIT is subject to the risks inherent in investing in traded securities. Since early March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility. For purposes of the December 4, 2019 estimated value per share, we valued our investment in units of the SREIT at $257.8 million, based on the trading price of the units of the SREIT as of closing on December 3, 2019 less a discount for (i) transfer restrictions imposed by lock-up agreements then in effect on 100% of the units we held and (ii) blockage due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units. As of November 13, 2020, the aggregate value of our investment in the units of the SREIT was $224.4 million, which was based solely on the closing price of the units on the SGX of $0.78 per unit as of November 13, 2020 and did not take into account the potential blockage due to the quantity of units we hold.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations, our investments in the SREIT and a real estate loan receivable or the global economy as a whole. In the near term many of our tenants have suffered reductions in revenue, and since April 1, 2020, a number of tenants have requested rent relief, most in the form of deferrals or abatements. Depending upon the duration of the pandemic, the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit our ability to draw on our revolving credit facilities or exercise our extension options due to covenants described in our loan agreements. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business.
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
In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program, and Ordinary Redemptions remain suspended as we navigate through the impact of the COVID-19 pandemic and evaluate our proposed conversion to an NAV REIT. Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. However, any redemptions sought in connection with and meeting the requirements for a Special Redemptions (defined below) would still be eligible and continue to be processed in accordance with the current share redemption program, subject to the restrictions described below.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
During the nine months ended September 30, 2020, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	96,852	$11.65	(3)
February 2020	58,947	$11.65	(3)
March 2020	103,822	$11.65	(3)
April 2020	104,110	$11.65	(3)
May 2020	82,055	$11.65	(3)
June 2020	92,217	$11.65	(3)
July 2020	80,930	$11.65	(3)
August 2020	78,771	$11.65	(3)
September 2020	41,454	$11.65	(3)
Total	739,158
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2019, we had an aggregate of $51.7 million available for redemptions in 2020, including the reserve for Special Redemptions. In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program, and Ordinary Redemptions remain suspended as we navigate through the impact of the COVID-19 pandemic and evaluate our proposed conversion to an NAV REIT. Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests were accepted or collected during the nine months ended September 30, 2020. Based on this limitation, as of September 30, 2020, we had $43.1 million available for Special Redemptions for the remainder of 2020. As of October 31, 2020, we had $42.7 million available for Special Redemptions for the remainder of 2020.
In addition to the redemptions under the share redemption program described above, during the nine months ended September 30, 2020, we repurchased an additional 2,089 shares of our common stock at an average price of $11.65 per share for an aggregate price of $24,000.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5 Other Information
Amended and Restated Bylaws
Effective November 13, 2020, our board of directors approved our Third Amended and Restated Bylaws (the “Amended Bylaws”) to clarify the scope of Article XIV, the exclusive forum provision for certain litigation. The Amended Bylaws revise Article XIV to clarify that the exclusive forum provision in Article XIV does not apply to claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. The Amended Bylaws are attached to this Quarterly Report on Form 10-Q as Exhibit 3.2.

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2	Third Amended and Restated Bylaws

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2020, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 28, 2020

10.2
Loan Extension and Modification Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., dated November 3, 2020

10.3	Revolving and Term Loan Agreement, by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association and Bank of America, N.A., dated November 2, 2020

10.4	Construction Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020

10.5	Subordination, Nondisturbance, and Attornment Agreement, by and between U.S. Bank National Association and Accenture LLP, dated November 2, 2020

10.6	Promissory Note, by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020

10.7	Promissory Note, by and between KBSIII 500 West Madison, LLC and Bank of America, N.A., dated November 2, 2020

10.8	Promissory Note, by and between KBSIII 500 West Madison, LLC and Deutsche Pfandbriefbank AG, dated November 2, 2020

10.9	Payment Guaranty Agreement, by and among KBS REIT Properties III, LLC and U.S. Bank National Association, dated November 2, 2020

10.10	Recourse Carve-Out Guaranty Agreement, by and among KBS REIT Properties III, LLC and U.S. Bank National Association, dated November 2, 2020

10.11	Environmental Indemnification Agreement, by and among KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020

10.12	Consent and Subordination of Management Agreements, by and among Transwestern Commercial Services Illinois, LLC, KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed May 9, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 13, 2020	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 13, 2020	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)