Form 10-K
period 2020-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2021-03-12
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 4, 2019, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.65 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of adjustments to the Registrant’s net asset value to give effect to (i) the October 23, 2019 authorization of a special dividend of $0.80 per share on the outstanding shares of common stock of the Registrant to the stockholders of record as of the close of business on November 4, 2019 and (ii) the change in the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of December 3, 2019. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 4, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019. On December 7, 2020, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.74 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2020, with the exception of adjustments to the Registrant’s net asset value to give effect to the change in the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of December 1, 2020. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 7, 2020, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 182,543,751 shares of common stock held by non-affiliates as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 8, 2021, there were 185,149,002 outstanding shares of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust III, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies, and prospects and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report on Form 10-K (the “Annual Report”).

SUMMARY RISK FACTORS
The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations and cash flows and an investment in our common stock. This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all the risks that we face. For additional discussion of the risks summarized below and a discussion of other risks that we face, see “Risk Factors” in Part I, Item 1A of this Annual Report. You should interpret many of the risks identified in this summary and under “Risk Factors” as being heightened as a result of the ongoing and numerous adverse impacts of the novel coronavirus disease (“COVID-19”) pandemic.
•The COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in Prime US REIT (the “SREIT”) depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
•We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”) to conduct our operations.
•All of our executive officers, our affiliated director and other key professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. As a result, these individuals, our advisor and its affiliates face conflicts of interest, including conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in action or inaction that is not in the best interests of our stockholders.
•Our advisor and its affiliates currently receive fees in connection with transactions involving the purchase or origination, management and disposition of our investments. Acquisition and asset management fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed-upon investment returns, the investment return thresholds may be reduced subject to approval by our conflicts committee and our charter limitations. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders. Our conflicts committee and our board of directors continue to evaluate whether the proposed conversion to a perpetual-life net asset value “NAV” REIT remains in the best interest of our stockholders. If we convert to an NAV REIT, we would implement a revised advisory fee structure.
•We cannot guarantee that we will pay distributions. We have and may in the future fund distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. We have no limits on the amounts we may pay from such sources.

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
•We depend on tenants for the revenue generated by our real estate investments. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders. Since March 2020, we have granted rent relief to a number of tenants as a result of the pandemic, and these tenants or additional tenants may request rent relief in future periods or become unable to pay rent. We are unable to predict the impact that the pandemic will have on the financial condition, results of operations and cash flows of our tenants and us.
•Our significant investment in the equity securities of the SREIT, a traded Singapore real estate investment trust, is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to the quantity of units held by us relative to the trading volume of the units. The COVID-19 pandemic has caused significant negative pressure in the financial markets. Since March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility.
•Because investment opportunities that are suitable for us may also be suitable for other KBS programs or investors, our advisor and its affiliates face conflicts of interest relating to the purchase of investments.
•We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available, we may have to use a greater proportion of our cash flow from operations to meet cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
•Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.
•As the global impact of the COVID-19 pandemic continues to evolve, severely impacting global economic activity and causing significant volatility and negative pressure in the financial markets, including the U.S. real estate office market and the industries of our tenants, our conflicts committee and our board of directors continue to evaluate whether the proposed NAV REIT conversion remains in the best interest of our stockholders. We can give no assurance that we will continue to pursue a conversion to an NAV REIT. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that our NAV REIT strategy will be able to provide additional liquidity to stockholders. Further, there is no assurance that an NAV REIT strategy will provide a return to stockholders that equals or exceeds our estimated value per share.
•Our charter does not require us to liquidate our assets and dissolve by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. No public market currently exists for our shares of common stock. There are limits on the ownership and transferability of our shares. Our shares cannot be readily sold and, if our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount.
•In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program, and Ordinary Redemptions remain suspended as we navigate through the impact of the COVID-19 pandemic and evaluate our proposed conversion to an NAV REIT. Ordinary Redemptions are all redemptions other than Special Redemptions. Redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” are “Special Redemptions.” Moreover, our current share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us. We cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program and/or any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.

PART I

ITEM 1. BUSINESS
Overview
KBS Real Estate Investment Trust III, Inc. (the “Company”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) and it intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership III, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We have invested in a diverse portfolio of real estate investments. As of December 31, 2020, we owned 18 office properties (one of which was held for sale and subsequently sold on January 19, 2021), one mixed-use office/retail property and an investment in the equity securities of a Singapore real estate investment trust (the “SREIT”), which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
On July 18, 2019, we, through 12 wholly owned subsidiaries, sold 11 of our properties (the “Singapore Portfolio”) to the SREIT, which was listed on the Singapore Exchange Securities Trading Limited (the “SGX-ST”) on July 19, 2019 (the “Singapore Transaction”).
We commenced our initial public offering on October 26, 2010, the primary portion of which terminated in July 2015. KBS Capital Markets Group LLC served as dealer manager for the offering. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2020, we had also sold 36,674,686 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $379.3 million. Also as of December 31, 2020, we had redeemed or repurchased 29,431,448 shares sold in our initial public offering for $322.3 million.
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

Our board of directors and management team regularly monitor the real estate and equity markets in order to find the best opportunities possible to continue to provide attractive and stable cash distributions to our stockholders and provide additional liquidity for our stockholders. One alternative for us to achieve these objectives may be for us to pursue conversion to a non-listed, perpetual-life NAV REIT that calculates the net asset value or “NAV” per share on a regular basis that is more frequent than annually (i.e., daily, monthly or quarterly) and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. In connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement and in the event we convert to an NAV REIT, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. As the global impact of the COVID-19 pandemic continues to evolve, severely impacting global economic activity and causing significant volatility and negative pressure in the financial markets, including the U.S. real estate office market and the industries of our tenants, our conflicts committee and our board of directors continue to evaluate whether the proposed NAV REIT conversion remains in the best interest of our stockholders. The impact of COVID-19 has altered the landscape of the U.S. real estate market in its entirety. The disruption has reduced cash flows and halted leasing activity resulting in reductions of real estate values. Specific to our portfolio, our rent collections remain strong through February 2021 although we have granted short-term rent relief to a number of tenants, mostly in the form of rent deferrals or abatements. Additionally, the COVID-19 crisis initially caused us to delay certain asset sales and refinancing plans, which would have further increased the strength of our liquidity position and our ability to provide increased liquidity to stockholders. However, we have recently seen increased lending activity in the credit market and have refinanced certain loans in our portfolio. Additionally, we completed the sale of an office property on January 19, 2021. While we believe our portfolio is well-positioned to continue to successfully respond to the pandemic, the impact of the COVID-19 pandemic on the capital and financial markets, including the U.S. real estate office market, has caused us to further consider the timing and likelihood of success of the proposed NAV REIT conversion. Regardless of the ultimate decision, we continue to be focused on providing increased liquidity to stockholders. Accordingly, we can give no assurance that we will continue to pursue a conversion to an NAV REIT or that if we do pursue conversion to an NAV REIT that we would commence or complete the proposed offering. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that we will be able to provide additional liquidity to stockholders. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook.”
Section 5.11 of our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by September 30, 2020, unless a majority of the conflicts committee of our board of directors, composed solely of all of our independent directors, determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee assessed our portfolio of investments, and with consideration of the current market conditions, including the uncertainty as a result of the COVID-19 pandemic and lack of liquidity in the marketplace, as well as our potential conversion to a perpetual-life NAV REIT, on August 11, 2020, our conflicts committee unanimously determined to postpone approval of our liquidation. Section 5.11 of our charter requires that the conflicts committee revisit the issue of liquidation at least annually. At our annual meeting of stockholders held on May 7, 2020, our stockholders approved the removal of Section 5.11 of our charter. As set forth in the proxy statement for our annual meeting of stockholders, implementation of this amendment to our charter and our conversion to an NAV REIT remain subject to further approval of our conflicts committee.
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

Investment Highlights
In connection with the Singapore Transaction, on July 19, 2019, we, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT (SGX-ST Ticker: OXMU) at a price of $0.88 per unit representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT. As of December 31, 2020, REIT Properties III held 289,561,899 units of the SREIT, which represented 27.4% of the outstanding units of the SREIT. As of December 31, 2020, the aggregate value of our investment in the units of the SREIT was $228.8 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.79 per unit as of December 31, 2020 and did not take into account potential blockage due to the quantity of units held by us relative to the normal level of trading volume in the units. As of December 31, 2020, the book value of our investment in the SREIT was $233.6 million.
On May 7, 2020, we, through a consolidated joint venture (the “Hardware Village Joint Venture”) sold a multi-family apartment project (“Hardware Village”) to a buyer unaffiliated with the Hardware Village Joint Venture, us or our advisor, for a purchase price of $178.0 million, before third-party closing costs, credits and the disposition fee payable to our advisor. The buyer of Hardware Village paid the purchase price in a combination of approximately $27.8 million in cash and approximately $150.2 million in seller financing provided by our indirect wholly owned subsidiary (the “Lender”). In connection with the sale and seller financing, on May 7, 2020, the buyer entered into a promissory note with the Lender for $150.2 million. The promissory note was secured by a first mortgage on Hardware Village (the “Hardware Village First Mortgage”). Our joint venture partner received a distribution of $6.4 million of the proceeds from the sale, assigned its interest in the Hardware Village Joint Venture to us and ceased to be a member of the Hardware Village Joint Venture effective May 7, 2020.
On December 11, 2020, the buyer/borrower on the Hardware Village First Mortgage exercised its prepayment option available under the promissory note, pursuant to which the buyer/borrower paid off the entire outstanding principal balance and accrued interest in the amount of $150.4 million, without fee, premium or penalty. The Hardware Village First Mortgage had an original maturity date of May 6, 2021.
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
The primary types of office properties we intend to invest in include low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation. In addition, we may consider acquiring industrial properties (including warehouse and distribution facilities, office/warehouse flex properties, research and development properties and light industrial properties) and retail properties. Although this is our primary investment focus, we may make adjustments to our investment focus based on real estate market conditions and investment opportunities.
We will generally hold fee title to or a long-term leasehold estate in the properties we acquire. We may also invest in or acquire operating companies or other entities that own and operate assets that meet our investment objectives. We will make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We have also made investments through joint ventures, and in the future we may enter into other joint ventures, partnerships and co-ownership arrangements (including preferred equity investments) or participations for the purpose of obtaining interests in real estate properties and for the development or improvement of properties.

Our advisor develops a well-defined exit strategy for each investment we make and periodically performs a hold-sell analysis on each asset. These periodic analyses focus on the remaining available value enhancement opportunities for the asset, the demand for the asset in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the asset, whether via an individual sale or as part of a portfolio sale or merger, would generate a favorable return to our stockholders. Economic and market conditions may influence us to hold our assets for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
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
Also, in connection with the Singapore Transaction, our board of directors and conflicts committee adopted the asset Allocation Process proposed by our advisor and KBS Realty Advisors. See Part I, Item 1A of this Annual Report, “Risk Factors— Our advisor and its affiliates face conflicts of interest relating to the acquisition of assets, the leasing of properties and the disposition of properties due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.”
We acquired our first real estate property on September 29, 2011. As of December 31, 2020, our portfolio of real estate properties was composed of 18 office properties and one mixed-use office/retail property. On January 19, 2021, we sold one of the office properties. For more information on our real estate investments, including tenant information, see Part I, Item 2 “Properties.” We also own an investment in the equity securities of the SREIT. See “—Investment Highlights” above.

The following charts illustrate the geographic diversification of our real estate properties (excluding a property held for sale as of December 31, 2020) based on total leased square feet and total annualized base rent as of December 31, 2020:
Leased Square Feet
Annualized Base Rent (1)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio (excluding a property held for sale as of December 31, 2020) represented approximately 26% of our total annualized base rent as of December 31, 2020. The chart below illustrates the diversity of tenant industries in our real estate portfolio (excluding a property held for sale as of December 31, 2020) based on total annualized base rent as of December 31, 2020:
Annualized Base Rent
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 3% of total.
Financing Objectives
We financed our real estate acquisitions to date with a combination of the proceeds received from our now-terminated initial public offering and debt. We may use proceeds from borrowings to finance acquisitions of new properties or assets or for originations of new loans; to pay for capital improvements, repairs and tenant build-outs to properties and other capital expenditures; to refinance existing indebtedness; to pay distributions; to fund the redemption or repurchase of our shares; or to provide working capital. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio.

We expect to continue to borrow funds at fixed and variable rates. As of December 31, 2020, we had debt obligations in the aggregate principal amount of $1.4 billion, with a weighted-average remaining term of 2.2 years. The maturity dates of certain loans may be extended beyond their current maturity dates, subject to certain terms and conditions contained in the loan documents. As of December 31, 2020, we had $472.9 million of notes payable related to the Modified Portfolio Loan Facility maturing during the 12 months ending December 31, 2021, which could be extended beyond the next 12 months, subject to certain conditions set forth in the loan agreements. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of December 31, 2020, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of December 31, 2020, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2020 were 3.7% and 3.3%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2020, where applicable. As of December 31, 2020, we had $406.1 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2020 (in thousands):

2021	$472,950
2022	—
2023	566,750
2024	357,045
2025	—
Thereafter	—
$1,396,745

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2020, our borrowings and other liabilities were approximately 54% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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

Competitive Market Factors
The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment and disposition opportunities, for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In addition, the COVID-19 pandemic caused many tenants to re-evaluate their space needs, resulting in a significant increase in sublease space available in the office market from tenants wanting to unload un-needed space. We face competition from these tenants, who may be more willing to offer significant discounts to prospective subtenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
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
Human Capital
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
In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program, and Ordinary Redemptions remain suspended as we navigate through the impact of the COVID-19 pandemic and evaluate our proposed conversion to an NAV REIT. Ordinary Redemptions are all redemptions that do not qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program). Redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” are “Special Redemptions.” Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. Moreover, our current share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, including that during any calendar year (i) we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, unless our board of directors authorizes additional funds for redemption, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions and (ii) we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. Our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to our stockholders, and we may increase or decrease funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We describe the restrictions of our share redemption program in detail under Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program and Suspension of Ordinary Redemptions.” Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2020, we had an aggregate of $46.7 million available for redemptions in 2021, including the reserve for Special Redemptions. We cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program and/or any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.

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
We depend upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The U.S. commercial real estate industry has created increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we have offered and may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. Further, as a result of their greater resources, the entities referenced above may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants, which could put additional pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In addition, the COVID-19 pandemic caused many tenants to re-evaluate their space needs, resulting in a significant increase in sublease space available in the office market from tenants wanting to unload un-needed space. We face competition from these tenants, who may be more willing to offer significant discounts to prospective subtenants. Our investors must rely entirely on the management abilities of our advisor, the property managers our advisor selects and the oversight of our board of directors. In the event we are unable to find new tenants and keep existing tenants, or if we are forced to offer significant inducements to such tenants, we may not be able to meet our investment objectives and our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
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
Disruptions in the financial markets and uncertain economic conditions (including financial market disruptions related to COVID-19) could adversely affect the values of our investments. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, any decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:
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
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, states and localities, including states and localities in the United States, have reacted by imposing measures to help control the spread of the virus, including instituting quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. The COVID-19 pandemic has triggered a period of global economic slowdown. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

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
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may negatively affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a negative effect on our business, financial condition, results of operations and cash flows;
•our inability to deploy capital due to slower transaction volume, which may be dilutive to stockholders; and
•the potential negative impact on the health of our advisor’s personnel, particularly if a significant number of our advisor’s employees are impacted, and the difficulty in recruiting, attracting and retaining skilled personnel to the extent our advisor’s personnel are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations, our investment in the SREIT or the global economy as a whole. Many of our tenants have suffered reductions in revenue since March 2020. In general, our retail and restaurant tenants, which comprise approximately 4% of our annualized base rent as of December 31, 2020, have been more severely impacted by the COVID-19 pandemic than our office tenants. Depending upon the duration of the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. Rent collections for the quarter ended December 31, 2020 were approximately 96%. We have granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to our consolidated balance sheets as of December 31, 2020 or consolidated statements of operations for the year ended December 31, 2020. As of December 31, 2020, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $3.5 million of rent deferrals for the period from March 2020 through March 2021 and granting $1.8 million in rental abatements during this period.
As of December 31, 2020, 72 tenants were granted rental deferrals and/or rental abatements, of which 35 of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period, three of these tenants early terminated their leases and three of these tenant leases were modified at lower rental rates and/or based on a percentage of the tenant’s gross receipts. As of December 31, 2020, 25 of the 72 tenants continue to be in the rental deferral and/or rental abatement periods as granted in accordance with their agreements.

As of December 31, 2020, we had $2.9 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $1.5 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheets. For the year ended December 31, 2020, we recorded $1.5 million of rental abatements granted to tenants as a result of the COVID-19 pandemic. Subsequent to December 31, 2020, we have not seen a material impact on our rent collections. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Current collections and rent relief requests to date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the first quarter of 2021 and thereafter cannot, however, be determined at present.
In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. During the year ended December 31, 2020, we recognized an impairment charge of $19.9 million for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic.
We have also made a significant investment in the common units of the SREIT. In addition to the risks similar to above with respect to the SREIT’s investments in US office properties, our investment in the units of the SREIT is subject to the risks inherent in investing in traded securities. Since early March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility. As of December 31, 2020, the aggregate value of our investment in the units of the SREIT was $228.8 million, which was based solely on the closing price of the units on the SGX-ST of $0.79 per unit as of December 31, 2020, and did not take into account potential blockage due to the quantity of units held by us relative to the normal level of trading volume in the units. As of March 12, 2021, the aggregate value of our investment in the units of the SREIT was $230.2 million, which was based solely on the closing price of the units on the SGX-ST of $0.80 per unit as of March 12, 2021 and did not take into account the potential blockage due to the quantity of units held by us relative to the normal level of trading volume in the units.
We continue to evaluate the impact and uncertainty of the COVID-19 pandemic on our real estate portfolio’s ongoing cash flows and monthly stockholder distributions. We can give no certainty to the amount of future monthly stockholder distributions which will depend in large part on the amount of tenant rent collections each month and the impact on our operating cash flows.
As of December 31, 2020, we had $406.1 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements. As of December 31, 2020, we had $472.9 million of notes payable related to the Modified Portfolio Loan Facility maturing during the 12 months ending December 31, 2021, which could be extended beyond the next 12 months, subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit our ability to draw on our revolving credit facilities or exercise our extension options due to covenants described in our loan agreements.
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
As of March 1, 2021, a significant portion of our real estate properties was located in California, Texas and Illinois. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets. In addition, the majority of our real estate properties consists of core office properties. Any adverse economic or real estate developments in these geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space could adversely affect our operating results and our ability to pay distributions to our stockholders.

A significant percentage of our assets is invested in Accenture Tower (formerly known as 500 West Madison) and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
As of December 31, 2020, Accenture Tower represented approximately 14% of our total assets and represented approximately 15% of our total annualized base rent. Further, as a result of this investment, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.
We may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
As of March 1, 2021, we owned 17 office properties, one mixed-used office/retail property and an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of additional assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
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
Our distribution policy is not to use the proceeds of our offerings to make distributions. However, our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We have paid distributions in part from debt financings, and in the future, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. We have and in the future we may fund such distributions with proceeds from the sale of assets. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operating activities available for distribution in future periods. If we fund distributions from the sale of assets, this will affect our ability to generate cash flow from operating activities in future periods. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operating activities.
For the year ended December 31, 2020, we paid aggregate distributions of $109.5 million, including $62.8 million of distributions paid in cash and $46.7 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $97.5 million (89%) of cash flow from current operating activities and $12.0 million (11%) from debt financing. For the year ended December 31, 2020, our cash flow from operating activities to distributions paid coverage ratio was 93% and our funds from operations to distributions paid coverage ratio was 78%. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions” in this Annual Report.

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
We rely on our sponsor, KBS Holdings LLC, and other key real estate and debt finance professionals at our advisor, including Mr. Schreiber, to identify suitable investment opportunities for us, to supervise property management and leasing of properties and to sell our properties. KBS REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors. Mr. Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors LLC (“KBS Realty Advisors”) and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. In addition, KBS Realty Advisors serves as the U.S. asset manager for the SREIT, a Singapore real estate investment trust. As such, KBS-sponsored programs that have funds available for investment and KBS-advised investors that have funds available for investment rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will have to determine the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Currently, the SREIT is in its acquisition stage.
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
We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Charles J. Schreiber, Jr., Jeffrey K. Waldvogel and Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors, and KBS Capital Advisors may serve as the advisor to future KBS-sponsored programs and KBS-advised investors. Further, our officers and affiliated director are also officers and/or the affiliated director of other public KBS-sponsored programs. Messrs. Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT II and KBS Growth & Income REIT. Messrs. Schreiber and Waldvogel and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors and the U.S. asset manager for the SREIT. Further, Mr. Schreiber is Chairman of the Board and a director of the external manager of the SREIT.
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
All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. In addition, KBS Realty Advisors serves as the U.S. asset manager for the SREIT. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Mr. Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.
Our board of directors’ loyalties to KBS REIT II, KBS Growth & Income REIT, the SREIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT II and our affiliated director is also an affiliated director of KBS Growth & Income REIT and an affiliated director of the external manager of the SREIT. The loyalties of our directors serving on the boards of directors of KBS REIT II, KBS Growth & Income REIT and the external manager of the SREIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored and advised programs, such as the following:
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
In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program, and Ordinary Redemptions remain suspended as we navigate through the impact of the COVID-19 pandemic and evaluate our proposed conversion to an NAV REIT. Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2020, we had an aggregate of $46.7 million available for redemptions in 2021, including the reserve for Special Redemptions. We cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program and/or any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.
Pursuant to our current share redemption program, unless our shares are being redeemed in connection with a Special Redemption, the redemption price for shares eligible for redemption is equal to 95% of the most recent estimated value per share. On December 7, 2020, our board of directors approved an estimated value per share of our common stock of $10.74 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2020, with the exception of adjustments to our net asset value to give effect to the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of December 1, 2020. In accordance with our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date.
We currently expect to announce an updated estimated value per share no later than December 2021.
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
Our board may amend, suspend or terminate our share redemption program upon 10 business days’ notice to stockholders, and we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program and Suspension of Ordinary Redemptions” for more information about the current share redemption program.

Our bylaws designate the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions. This provision of our bylaws does not apply to claims brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 7, 2020, our board of directors approved an estimated value per share of our common stock of $10.74 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2020, with the exception of adjustments to our net asset value to give effect to the change in estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of December 1, 2020. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2020, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013—01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate valuation firm, to provide (i) appraisals for 19 of our consolidated real estate properties owned as of September 30, 2020 (the “Appraised Properties”), (ii) an estimated value for our investment in units of the SREIT and (iii) a calculation of the range in estimated value per share of our common stock as of December 7, 2020. Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) its estimated value for our investment in units of the SREIT, (iii) valuations performed by our advisor of our real estate loan receivable, cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2020.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 7, 2020, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We generally have incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.4%. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to December 7, 2020. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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
The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures, has had a negative impact on the economy and business activity globally. The COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. While we have considered the impact from COVID-19 on our December 7, 2020 estimated value per share, the extent to which our business, financial condition, results of operations and cash flows may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the various measures imposed to help control the spread the virus and the corresponding economic slowdown, and any long-term impact of this situation, even after an economic rebound, remains unclear. As such, the estimated value per share does not take into account developments in our portfolio since December 7, 2020. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize an independent valuation firm to update the estimated value per share no later than December 2021.
The actual value of shares that we repurchase under our share redemption program may be less than what we pay.
Under our current share redemption program, shares may be repurchased at varying prices depending on whether the redemptions are in connection with a Special Redemption. Pursuant to our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date, which is currently $10.74 per share, and Ordinary Redemptions are made at a price per share equal to 95% of our most recent estimated value per share as of the applicable redemption date, which is currently $10.21. Although these redemption prices are based on our current estimated value per share, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.74 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay and the repurchase may be dilutive to our remaining stockholders.

As discussed herein, in connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program, and Ordinary Redemptions remain suspended as we navigate through the impact of the COVID-19 pandemic and evaluate our proposed conversion to an NAV REIT.
The current offering price of shares under our dividend reinvestment plan is equal to 95% of the December 7, 2020 estimated value per share approved by our board of directors. It does not take into account developments in our portfolio or the markets since December 7, 2020, including further business disruptions as a result of the COVID-19 pandemic. As a result of these developments, a reinvestment of dividends in our common stock bears increased risk.
Pursuant to our dividend reinvestment plan, participants in the dividend reinvestment plan acquire shares of our common stock under the plan at a price equal to 95% of the estimated value per share of our common stock. As such, participants currently acquire shares of our common stock under the plan at a price equal to $10.21 per share, which is 95% of our December 7, 2020 estimated value per share. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 7, 2020. In particular, the COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally, as discussed in the risk factor above. These risks are not priced into our most recent estimated value per share, and given the uncertainty, no assurances can be given that the purchase price of shares of our common stock reflect the underlying value of our assets. As a result, a reinvestment of distributions in our common stock bears increased risk.
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

Risks of the Proposed NAV REIT Conversion
Our board of directors and management team regularly monitor the real estate and equity markets in order to find the best opportunities possible to continue to provide attractive and stable cash distributions to our stockholders and provide additional liquidity for our stockholders. One alternative for us to achieve these objectives may be for us to pursue conversion to a non-listed, perpetual-life “NAV REIT” (the “Proposed NAV REIT Conversion”) that calculates the net asset value or “NAV” per share on a regular basis that is more frequent than annually (i.e., daily, monthly or quarterly) and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. In connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement and in the event we convert to an NAV REIT, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. As the global impact of the COVID-19 pandemic continues to evolve, severely impacting global economic activity and causing significant volatility and negative pressure in the financial markets, including the U.S. real estate office market and the industries of our tenants, our conflicts committee and our board of directors continue to evaluate whether the proposed NAV REIT conversion remains in the best interest of our stockholders. Accordingly, we can give no assurance that we will continue to pursue a conversion to an NAV REIT or that if we do pursue conversion to an NAV REIT that we would commence or complete the proposed offering. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that our NAV REIT strategy will be able to provide additional liquidity to stockholders.
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
We may not have sufficient funding to satisfy the demand for liquidity. One of our primary sources for funding is currently expected to be a portion of the net proceeds from our proposed new ongoing public offerings, but we cannot guarantee that the net proceeds raised will be sufficient to satisfy the demand for liquidity and our other capital needs, such as capital expenditures and funds for new investments.
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
Our NAV REIT strategy will involve continuous, ongoing public offerings that will require registration with the SEC under federal securities laws and with each state in which we offer shares. Maintaining such offerings will result in offering fees and expenses. We also expect to incur additional expenses in connection with calculating a monthly NAV per share. We intend to offer additional liquidity to our stockholders through our share redemption program and/or tender offers or through special distributions to stockholders, which will reduce the size of our company and therefore may make ongoing expenses as an NAV REIT more burdensome.
New investors in our new offerings may have divergent interests from investors in our initial public offering.
We conducted our initial public offering of common stock from October 2010 through July 2015. Investors in the initial public offering have now held their shares between approximately five and ten years. When (and if) we launch a new public offering as an NAV REIT, they will have held their shares for an even longer period. New investors in our company may place a greater priority on funding for new investments than for liquidity or other purposes. They may be more supportive of our NAV REIT strategy than our original investors. Divergent interests of our stockholders may affect decisions by our board of directors or management, and may impact stockholder votes on various matters.

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
In connection with the Singapore Transaction, our advisor, KBS Capital Advisors, and KBS Realty Advisors proposed that our conflicts committee and board of directors adopt an Allocation Process among us, KBS REIT II, KBS Growth & Income REIT and the SREIT. The board of directors and conflicts committee adopted the Allocation Process as proposed. See above, “Our advisor and its affiliates face conflicts of interest relating to the acquisition of assets, the leasing of properties and the disposition of properties due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.”
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
Pursuant to our advisory agreement currently in effect with our advisor, our advisor is due a subordinated participation in our net cash flows upon meeting certain performance goals. After our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) an 8.0% per year cumulative, noncompounded return on such net invested capital, our advisor is entitled to receive 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. With respect to our historical performance period from inception through the launch of our first offering as an NAV REIT, we intend to calculate the estimated value of the subordinated participation in net cash flows to our advisor based on a hypothetical liquidation of our assets and liabilities at their then-current estimated values used in our NAV calculation at the time of conversion to an NAV REIT, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and accelerate the payment of this historical incentive fee to our advisor to the extent of the potential liability at the time of conversion to an NAV REIT. Our stockholders approved the acceleration of this fee on May 7, 2020. The acceleration of the historical incentive fee is subject to further approval by the conflicts committee at the time of our conversion to an NAV REIT. Upon conversion to an NAV REIT, we would implement a new annual performance allocation for our advisor or its affiliate. To the extent payable, our advisor will benefit from the acceleration of this fee because (a) the value of the current incentive fee could go down in the future and (b) there is value in receiving compensation sooner rather than later. The new fee structure also puts a greater emphasis on our performance and, accordingly, would result in greater compensation to our advisor or its affiliates as a percentage of our NAV if we perform sufficiently well. Furthermore if we succeed in raising additional capital and growing our company, we would expect the fees paid to our advisor and its affiliates to increase because of our larger size. We believe these changes help further align the interests of our advisor (and its affiliates) and our stockholders in growing our company and performing well. The actual future impact to our stockholders of the proposed compensation changes is difficult to predict because it is subject to a number of factors, such as the amount of capital we raise in our public offerings, the size or value of the portfolio, and our performance.

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
All of our executive officers, our affiliated director and other key real estate and debt finance professionals at our advisor are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC, who we intend to hire as our dealer manager for our future public offerings, and other affiliated KBS entities. Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director. Our advisor is owned and controlled by KBS Holdings LLC, our sponsor. Charles J. Schreiber, Jr. indirectly controls KBS Holdings and KBS Capital Advisors. Our advisor is also the external advisor to other public KBS-sponsored programs. In addition, Mr. Schreiber and the team of real estate professionals at KBS Capital Advisors are also key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs, the investment advisors to KBS-advised investors and the U.S. asset manager for the SREIT. In addition, Mr. Schreiber is an executive officer and director of other public KBS-sponsored programs and he is the Chairman of the Board and a director of the external manager of the SREIT. KBS Holdings, KBS Capital Advisors and KBS Realty Advisors and the KBS team of real estate and debt finance professionals may also sponsor or advise programs or accounts in the future. Some of the material conflicts that our advisor and its affiliates face in connection with our pursuit of a perpetual-life strategy include the following:
•As described in the risk factor above, with respect to our historical performance period from inception through the launch of our first offering as an NAV REIT, we intend to calculate the estimated value of the subordinated participation in net cash flows to our advisor based on a hypothetical liquidation of our assets and liabilities at their then-current estimated values used in our NAV calculation at the time of conversion to an NAV REIT, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and accelerate the payment of this historical incentive fee to our advisor to the extent of the potential liability at the time of conversion to an NAV REIT. Our stockholders approved the acceleration of this fee on May 7, 2020. The acceleration of the historical incentive fee is subject to further approval by the conflicts committee at the time of our conversion to an NAV REIT. Upon conversion to an NAV REIT, we would implement a new annual performance allocation for our advisor or its affiliate. To the extent payable, our advisor will benefit from the acceleration of this fee because (a) the value of the current incentive fee could go down in the future and (b) there is value in receiving compensation sooner rather than later. The new fee structure also puts a greater emphasis on our performance and, accordingly, would result in greater compensation to our advisor or its affiliates as a percentage of our NAV if we perform sufficiently well. Furthermore if we succeed in raising additional capital and growing our company, we would expect the fees paid to our advisor and its affiliates to increase because of our larger size. We may implement other fee changes that are favorable to our advisor and its affiliates. In addition, a perpetual-life strategy is likely to extend the period in which our advisor and its affiliates may earn fees from us, in various forms, whether related to overall asset management or otherwise.
•The compensation payable by us to our advisor and its affiliates may not be on terms that would result from arm’s-length negotiations, may be payable whether or not our stockholders receive distributions, and may be based on our NAV, which our advisor is responsible for determining.
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
Our operating results and the performance of our real estate properties are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:
•downturns in national, regional and local economic conditions (including market disruptions related to COVID-19);
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
If our acquisitions do not perform as expected, cash distributions to our stockholders may decline.
As of March 1, 2021, our real estate portfolio held for investment was composed of 17 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.5 million rentable square feet and was collectively 86% occupied. We also own an investment in the equity securities of the SREIT, a Singapore real estate investment trust listed on the SGX-ST. We made these investments based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected, we may have less cash flow from operating activities available to fund distributions and stockholder returns may be reduced.
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
We have invested in, and expect our core focus in the U.S. office sector to reflect a value-creating core strategy or core-plus strategy. In many cases, these core properties will have slightly higher (10% to 20%) vacancy rates, higher near-term lease rollover at acquisition than more conservative value maintaining core properties, and/or other characteristics that could provide an opportunity for us to achieve appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. We likely will need to fund reserves, maintain capacity under our credit facilities and/or use proceeds from offerings, including our dividend reinvestment plan, to fund capital expenditures, tenant improvements and other improvements in order to attract new tenants to these properties. To the extent we do not maintain adequate reserves to fund these costs, we may use our cash flow from operating activities, proceeds from offerings or borrowings to fund such costs. If we are unable to execute our business plan for these investments, the overall return on these investments will decrease.
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
We have entered into joint ventures in the past and may enter into additional joint ventures in the future with third parties to acquire properties and other assets. We may also purchase and develop additional properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
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

If we invest in apartment communities, competition from other apartment communities for tenants could reduce our profitability and the return on our stockholders’ investment.
The apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at any apartment communities we own and operate, which would adversely affect our operations. If we invest in apartment communities, we will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where any apartment communities we operate are located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.
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
Any investments we make in real estate loans generally will be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of these properties may change after the dates of acquisition or origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of any loan investments we make. Our equity investment in the SREIT and any future investments we make in residential and commercial mortgage-backed securities and other real estate-related investments may be similarly affected by real estate property values. Therefore, any real estate-related investments we make will be subject to the risks typically associated with real estate, which are described above under the heading “- General Risks Related to Investments in Real Estate.”
Any investments we make in real estate loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us will be subject to fluctuations in interest rates.
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
Our significant investment in the SREIT is subject to the risks inherent in investing in traded securities. As of March 12, 2021, based solely on the closing trading price of the units of the SREIT on the SGX-ST of $0.80 per unit on such date and without taking into account the potential blockage due to the quantity of units held by us relative to the normal level of trading in the units, we owned approximately $230.2 million of units in the SREIT, representing an approximate 27.3% interest in the units of the SREIT. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a director of the external manager of the SREIT, and an affiliate of our advisor services as the U.S. asset manager to the SREIT. The inability to dispose of our investment in the SREIT at the time and on the terms we want could materially adversely affect the investment results.

Risks Associated with Debt Financing
We obtain lines of credit, mortgage indebtedness and other borrowings and have given guarantees, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and long-term financing secured by our properties and other assets. We have acquired our real estate properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions, to fund redemptions under our share redemption program and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
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
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to finance or refinance or may only be able to partly finance or refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
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
Increases in interest rates and the discontinuation of LIBOR could increase the amount of our interest and/or hedge payments and/or mitigate the effectiveness of our interest rate hedges.
As of December 31, 2020, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of December 31, 2020, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. We expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.
We currently pay interest under certain of our debt at an interest rate that is determined based on a US Dollar London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will stop encouraging or requiring banks to submit rates for the calculation of LIBOR after December 31, 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt.
The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, published model LIBOR replacement language for use in bilateral and syndicated loan facilities. ARRC selected the Secured Overnight Financing Rate (“SOFR”) as the replacement to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market and is a rate published by the Federal Reserve Bank of New York. We have been incorporating LIBOR transition language in our existing floating rate loans when they are extended or refinanced. Our new loans typically remain indexed to LIBOR and not SOFR and include LIBOR transition language that generally aligns with ARRC recommendations.
On October 23, 2020, the International Swaps and Derivatives Association (“ISDA”), the trade association for the derivatives marketplace, published the ISDA IBOR Fallbacks Protocol (the “Protocol”) and the ISDA IBOR Fallbacks Supplement (the “Supplement”). The Protocol and the Supplement became effective on January 25, 2021. The Protocol incorporates LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and were entered into before January 25, 2021 between parties to derivatives transactions that each have adhered to the Protocol. The Supplement automatically incorporates these LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and are entered into on or after January 25, 2021. We currently are not adherents to the Protocol. Any interest rate hedges that reference LIBOR and that we enter into on or after January 25, 2021 will be subject to conversion based on the ISDA methodology set forth in the Supplement. As a result of the FCA announcement, on March 5, 2021, the ISDA separately confirmed that the FCA’s announcement constitutes an index cessation event under the Protocol and the Supplement. Therefore, the spread adjustments to be used in connection with the transition from LIBOR to SOFR under any of our hedging agreements governed by the Protocol or the Supplement were fixed on March 5, 2021.
Differences between ARRC and ISDA LIBOR replacement methodology could result in differences in conversion between our debt instruments and corresponding hedges. Mismatches could occur resulting from conversion at different times, into different benchmark replacement rates, or into the same benchmark replacement rates calculated at different times or using different methods of calculation.

Accordingly, the transition from LIBOR to SOFR could result in higher all-in interest costs and could hinder our ability to maintain effective hedges, which could impact our financial performance. Furthermore, the impact or potential impact of LIBOR transition could incentivize us to prepay debt and/or unwind hedge positions earlier than we anticipated when closing the debt facility and/or entering into the hedge position. If we prepay debt, we may owe prepayment penalties or other breakage costs. If we unwind hedge positions, we could owe unwind payments to our counterparties, which could be significant. For hedges entered into before January 25, 2021, if we do not subsequently adhere to the Protocol, negotiate bilateral solutions with our counterparties, or unwind our positions before the discontinuation of LIBOR, it may be impossible for us or our counterparties to perform under these hedges following the discontinuation of LIBOR.
We have broad authority to incur debt and high debt levels could limit the amount of cash we have available to distribute to our stockholders and decrease the value of our stockholders’ investment in us.
We expect our debt financing and other liabilities to be between 45% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our aggregate borrowings to 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed our charter limit only if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2020, our borrowings and other liabilities were approximately 54% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.
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
We enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable and we may enter into such contracts for any variable rate real estate loans receivable we acquire or originate. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
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
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we believe we have qualified and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
Changes recently made to the U.S. tax laws could have a negative impact on our business.
On December 22, 2017, the Tax Cuts and Jobs Act, Pub. L. No. 115-97 (the “Tax Act”) was signed into law. The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. The Tax Act includes only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).
The Tax Act makes numerous other changes to the tax laws that may affect REITs and investors directly or indirectly. As a result of the changes to U.S. federal tax laws implemented by the Tax Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually. In addition, the Tax Act imposes limitations on the deductibility of business interest expense.

Several pieces of legislation intended to address the economic impact of COVID-19 (the “COVID-19 Legislation”) were signed into law, including the Coronavirus Aid, Relief, and Economic Security Act, Pub. L. No. 116-136 (the “CARES Act”), which was signed into law on March 27, 2020. The CARES Act makes several changes to the U.S. federal income tax rules for taxation of individuals and corporations, including the allowance of net operating loss (“NOL”) carrybacks for certain tax years, the removal of caps on the application of NOLs for certain tax years, the removal of the cap on excess business loss deductions for certain tax years, and an increase in the cap on the deduction of net interest expenses for businesses.
The CARES Act makes numerous other changes to the tax laws that do not affect REITs directly but may affect REITs and investors indirectly. In addition, the novel Coronavirus outbreak remains an evolving situation, and there may be additional legislation enacted which has a material impact on tax laws that impact REITs and investors. Stockholders are urged to consult with their tax advisors with respect to the status of COVID-19 Legislation, including the CARES Act, and any other regulatory or administrative developments and proposals and their potential effect on investment.
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided under current law, individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective U.S. federal income tax rate on such dividend. In addition, Treasury Regulations impose a minimum holding period for the 20% deduction that was not set forth in the Internal Revenue Code. Under the Treasury Regulations, in order for a REIT dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the U.S. stockholder (i) must have held the share for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Dividends paid by REITs may be subject to Medicare tax on net investment income.
High-income U.S. individuals, estates, and trusts will be subject to an additional 3.8% tax on net investment income. For these purposes, net investment income includes dividends and gains from sales of stock. In the case of an individual, the tax will be 3.8% of the lesser of the individuals’ net investment income or the excess of the individuals’ modified adjusted gross income over $250,000 in the case of a married individual filing a joint return or a surviving spouse, $125,000 in the case of a married individual filing a separate return, or $200,000 in the case of a single individual. The 20% deduction for qualified REIT dividends is not taken into account for these purposes.
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
Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary may be limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by or payments made to a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities follow the U.S. federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to you.
We may distribute our common stock in a taxable distribution, in which case you may sell shares of our common stock to pay tax on such distributions, and you may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. Under IRS Revenue Procedure 2017-45 (and Revenue Procedure 2020-19 for special rules for distributions declared in 2020 on or after April 1, 2020), as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving stock will be required to include in income, as a dividend, the full value of such stock, to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally (subject to certain exceptions for “qualified foreign pension funds,” entities all the interests of which are held by “qualified foreign pension funds” and certain “qualified shareholders”) will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

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

With respect to the annual valuation requirements described above, we will provide an estimated value per share for our common stock annually to those fiduciaries (including IRA trustees and custodians) who request it. We can make no claim whether such estimated value per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or a fiduciary acting for an IRA is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or a fiduciary acting for an IRA may be subject to damages, penalties or other sanctions. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
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
We do not intend to provide investment advice to any potential investor for a fee. However, we, our advisor and our respective affiliates receive certain fees and other consideration disclosed herein in connection with an investment. If it were determined we provided a Benefit Plan investor with investment advice for a fee, it could give rise to a determination that we constitute an investment advice fiduciary under ERISA. Such a determination could give rise to claims that our fee arrangements constitute non-exempt prohibited transactions under ERISA or the Internal Revenue Code and/or claims that we have breached a fiduciary duty to a Benefit Plan investor. Adverse determinations with respect to ERISA fiduciary status or non-exempt prohibited transactions could result in significant civil penalties and excise taxes.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2020, excluding a property held for sale, our real estate portfolio was composed of 17 office properties and one mixed-use office/retail property encompassing 7.5 million rentable square feet in the aggregate that were collectively 86% occupied with a weighted-average remaining lease term of 4.8 years. The following table provides summary information regarding the properties owned by us (excluding a property held for sale) as of December 31, 2020:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Domain Gateway Austin, TX	09/29/2011	Office	183,911	$69,460	$7,816	$42.50	12.2	2.3%	100.0%
Town Center Plano, TX	03/27/2012	Office	522,043	131,347	12,356	27.74	4.3	3.7%	85.3%
McEwen Building Franklin, TN	04/30/2012	Office	175,262	36,027	2,862	30.79	4.6	1.1%	53.0%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	210,256	29,558	5,169	27.35	5.3	0.9%	89.9%
RBC Plaza Minneapolis, MN	01/31/2013	Office	710,332	154,799	13,916	20.60	3.5	4.1%	95.1%
Preston Commons Dallas, TX	06/19/2013	Office	427,799	134,267	8,583	25.45	4.2	4.3%	78.8%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	84,759	7,798	26.35	3.7	2.6%	94.4%
201 Spear Street San Francisco, CA	12/03/2013	Office	252,591	149,671	18,557	76.11	4.7	5.0%	96.5%
Accenture Tower Chicago, IL	12/16/2013	Office	1,457,724	461,061	32,399	27.64	5.7	14.3%	80.4%
Ten Almaden San Jose, CA	12/05/2014	Office	309,255	128,508	13,610	48.51	3.6	4.1%	90.7%
Towers at Emeryville Emeryville, CA	12/23/2014	Office	593,484	208,601	21,715	49.44	3.1	6.7%	74.0%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	211,054	151,395	12,350	59.54	7.3	4.8%	98.3%
Park Place Village Leawood, KS	06/18/2015	Office/Retail	484,002	76,921	11,985	30.36	6.3	3.0%	81.6%
201 17th Street Atlanta, GA	06/23/2015	Office	355,870	104,003	10,380	30.66	5.9	3.2%	95.1%
515 Congress Austin, TX	08/31/2015	Office	263,058	126,502	7,526	35.49	3.2	4.2%	80.6%
The Almaden San Jose, CA	09/23/2015	Office	417,180	186,836	19,060	46.37	4.3	6.3%	98.5%
3001 Washington Boulevard Arlington, VA	11/06/2015	Office	94,836	60,859	5,021	53.87	7.8	2.1%	98.3%
Carillon Charlotte, NC	01/15/2016	Office	488,277	162,051	12,151	28.30	3.0	5.4%	87.9%
			7,470,543	$2,456,625	$223,254	$34.66	4.8		86.2%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio (excluding a property held for sale) by square footage and by annualized base rent as of December 31, 2020:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	36	$5,576	2.5%	274,072	4.3%
2021	102	18,605	8.3%	616,320	9.6%
2022	118	35,888	16.1%	1,140,265	17.7%
2023	83	26,085	11.7%	704,922	10.9%
2024	82	20,739	9.3%	581,806	9.0%
2025	60	18,080	8.1%	479,097	7.4%
2026	37	16,283	7.3%	450,648	7.0%
2027	40	14,399	6.4%	502,962	7.8%
2028	19	9,759	4.4%	295,018	4.6%
2029	13	21,158	9.5%	415,679	6.5%
2030	14	15,458	6.9%	383,074	5.9%
Thereafter	14	21,224	9.5%	598,171	9.3%
Total	618	$223,254	100.0%	6,442,034	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2020, our portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows (excluding a property held for sale):

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Finance	122	$43,403	19.4%
Real Estate	52	25,108	11.2%
		$68,511	30.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2020, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 8, 2021, we had 185.1 million shares of common stock outstanding held by a total of approximately 37,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $10.74 per share as of December 31, 2020. This estimated value per share is based on our board of directors’ approval on December 7, 2020 of an estimated value per share of our common stock of $10.74 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2020, with the exception of adjustments to our net asset value to give effect to the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of December 1, 2020. Other than the change in the estimated value of our investment in units of the SREIT, there were no material changes between September 30, 2020 and December 7, 2020 to the net values of our assets and liabilities that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation firm, to provide (i) appraisals for 19 of our consolidated real estate properties owned as of September 30, 2020 (the “Appraised Properties”), (ii) an estimated value for our investment in units of the SREIT (described below) and (iii) a calculation of the range in estimated value per share of our common stock as of December 7, 2020. Duff & Phelps based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) its estimated value for our investment in units of the SREIT, and (iii) valuations performed by our advisor of our real estate loan receivable, cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2020. The appraisal reports Duff & Phelps prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
The conflicts committee reviewed Duff & Phelps’ valuation report, which included an appraised value for each of the Appraised Properties, an estimated value of our investment in units of the SREIT and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor and reviewed by Duff & Phelps. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $9.96 to $11.48, with an approximate mid-range value of $10.74 per share, as determined by Duff & Phelps and recommended by our advisor, which approximate mid-range value was based on Duff & Phelps’ appraisals of the Appraised Properties, Duff & Phelps’ valuation of our investment in units of the SREIT, valuations performed by our advisor of our real estate loan receivable, cash, other assets, mortgage debt and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $10.74 as the estimated value per share of our common stock, which estimated value per share is based on those factors discussed in (i) above. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.74 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 7, 2020 as well as the calculation of our prior estimated value per share as of December 4, 2019. Duff & Phelps was not responsible for the determination of the estimated value per share as of December 7, 2020 or December 4, 2019, respectively.

	December 7, 2020 Estimated Value per Share	December 4, 2019 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$17.17	$19.36	$(2.19)
Real estate loan receivable (3)	0.81	—	0.81
Cash, restricted cash and cash equivalents	0.22	0.37	(0.15)
Investment in SREIT units (4)	1.12	1.50	(0.38)
Other assets	0.09	0.10	(0.01)
Mortgage debt	(8.05)	(8.21)	0.16
Advisor participation fee potential liability	—	(0.17)	0.17
Other liabilities	(0.62)	(0.46)	(0.16)
Non-controlling interest	—	(0.04)	0.04
Estimated value per share before impact of 2019 Special Dividend	$10.74	$12.45	$(1.71)
Estimated enterprise value premium	None assumed	None assumed	None assumed
2019 Special Dividend (5)	—	(0.80)	0.80
Estimated value per share after impact of 2019 Special Dividend	$10.74	$11.65	$(0.91)
_____________________
(1) The December 4, 2019 estimated value per share was based upon a calculation of the range in estimated value per share of our common stock as of December 4, 2019 by Duff & Phelps and the recommendation of our advisor. Duff & Phelps based this range in estimated value per share upon (i) its appraisals for 20 of our consolidated real estate properties owned as of September 30, 2019, (ii) its estimated value for our investment in units of the SREIT, (iii) valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, and (iv) an adjustment for the impact of the Special Dividend (defined in note 5 below). For more information relating to the December 4, 2019 estimated value per share and the assumptions and methodologies used by Duff & Phelps and our advisor, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.
(2) As of September 30, 2020, the total appraised value of the Appraised Properties was $3.1 billion. The decrease in the estimated value of real estate properties per share was primarily due to the disposition of a multifamily apartment complex held through a consolidated joint venture (see note 3 below) and a decrease in the appraised value of real estate properties, partially offset by an increase in capital expenditures subsequent to September 30, 2019.
(3) On May 7, 2020, we through a consolidated joint venture (the “Hardware Village Joint Venture”) sold a multifamily apartment project (“Hardware Village”) to a buyer unaffiliated with the Hardware Village Joint Venture, us or our advisor. The purchase price was paid in a combination of approximately $27.8 million in cash and approximately $150.2 million in seller financing provided by our indirect wholly owned subsidiary (the “Lender”). In connection with the sale and seller financing, on May 7, 2020, the buyer entered into a promissory note with the Lender for $150.2 million. The promissory note is secured by a first mortgage on Hardware Village. On December 11, 2020, the buyer/borrower exercised its prepayment option available under the promissory note, pursuant to which the buyer/borrower paid off the entire outstanding principal balance and accrued interest in the amount of $150.4 million, without fee, premium or penalty.
(4) The decrease in the estimated value of our investment in the SREIT units was primarily due to a decrease in the closing price of the SREIT units on the SGX-ST from $0.97 per unit as of December 3, 2019 to $0.78 per unit as of December 1, 2020.
(5) On October 23, 2019, our board of directors authorized a special dividend of $0.80 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on November 4, 2019 (the “Special Dividend”), which we paid on December 12, 2019. The Special Dividend was payable in the form of either (1) cash or (2) shares of our common stock, at the election of our stockholders. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us was a maximum of 35% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder paid in shares of common stock. The aggregate amount of cash paid by us pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend depended upon the number of stockholders who elected cash or stock and whether the Maximum Cash Distribution was met. Accordingly, we paid $48.5 million (35%) in cash and issued $90.0 million (65%) in shares of our common stock pursuant to the Special Dividend on December 12, 2019.

The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $11.65 to $10.74. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, the disposition of a multifamily apartment complex held through a consolidated joint venture and our provision of seller financing to a buyer, additional capital expenditures, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 4, 2019 estimated value per share	$11.65
Changes to estimated value per share
Investments
Real estate and real estate loan receivable	(0.11)
Investment in SREIT units	(0.29)
Capital expenditures on real estate	(0.63)
Total change related to investments	(1.03)
Distributions declared in excess of modified operating cash flows (1)	(0.01)
Acquisition and deferred financing costs	(0.02)
Mortgage debt	0.13
Interest rate swap liability	(0.13)
Advisor participation fee potential liability	0.16
Other changes, net	(0.01)
Total change in estimated value per share	$(0.91)
December 7, 2020 estimated value per share	$10.74
_____________________
(1) Modified operating cash flow reflects modified funds from operations (“MFFO”) adjusted to deduct capitalized interest expense, capitalized real estate taxes and insurance and add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 7, 2020, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.4%. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to December 7, 2020. As of December 7, 2020, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Our estimated value per share takes into consideration any potential liability related to a subordinated participation in cash flows our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the subordinated participation in cash flows at that time.

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
Independent Valuation Firm
Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties, to provide an estimated value of our investment in units of the SREIT and to provide a calculation of the range in estimated value per share of our common stock as of December 7, 2020. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps was based on the scope of work and not on the appraised values of the Appraised Properties or the estimated value of our investment in units of the SREIT.
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
In performing its analyses, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Duff & Phelps’ analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions (including future financial market disruptions related to COVID-19) may affect Duff & Phelps’ analyses and conclusions. Duff & Phelps’ appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.
_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to prepare appraisal reports for each of the Appraised Properties, to provide an estimated value of our investment in units of the SREIT and to provide a calculation of the range in estimated value per share of our common stock and Duff & Phelps received fees upon the delivery of such reports and the calculation of the range in estimated value per share of our common stock. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal report.

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
The Appraised Properties consist of 18 office properties and one mixed-use office/retail property, which were acquired for a total purchase price of $2.3 billion, including $32.2 million of acquisition fees and acquisition expenses, and as of September 30, 2020, we had invested $558.6 million in capital expenses and tenant improvements in these properties. As of September 30, 2020, the total appraised value of the Appraised Properties as provided by Duff & Phelps using the appraisal methods described above was $3.1 billion which, when compared to the total purchase price plus subsequent capital improvements through September 30, 2020 of $2.8 billion, results in an overall increase in the estimated value of these properties of approximately 11.3%.
The following table summarizes the key assumptions that Duff & Phelps used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.00% to 8.50%	6.34%
Discount rate	6.75% to 9.25%	7.29%
Net operating income compounded annual growth rate (1)	1.21% to 16.24%	5.04%
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.43	$(0.44)	$0.53	$(0.54)
Discount rate	0.32	(0.34)	0.46	(0.50)

Finally, a 1% increase in the appraised value of the Appraised Properties would result in an $0.17 increase in our estimated value per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.17 to our estimated value per share, assuming all other factors remain unchanged.
Real Estate Loan Receivable
As of September 30, 2020, we owned one real estate loan receivable. Our advisor’s estimated value for our real estate loan receivable is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2020. Our advisor estimated the value of the real estate loan receivable by applying a discounted cash flow analysis over the remaining expected life of the investment, excluding any potential transaction costs. The cash flow estimate used in the analysis during the term of the investment was based on the investment’s contractual cash flow, which we anticipate we will receive. The expected cash flow for the loan was discounted at a rate that we expect a market participant would require for an instrument with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral, current performance, credit enhancements and other factors.
The cost of our real estate loan receivable was $150.3 million, including $0.1 million of origination costs. As of September 30, 2020, the GAAP fair value of our real estate loan receivable was $148.3 million and the outstanding principal balance was $150.2 million. The discount rate applied to the cash flow from the real estate loan receivable, which has a remaining term of 0.6 years, was approximately 5.4%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the fair value of our real estate loan receivable and thus, our estimated value per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share and, additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
Investment in the SREIT
As of September 30, 2020, we owned 289,561,899 units of the SREIT (SGX-ST Ticker: OXMU), a Singapore real estate investment trust listed on the SGX-ST, which represented 27.4% of the outstanding units of the SREIT. We have concluded that based on our 27.4% ownership interest as of September 30, 2020, we exercise significant influence over the operations, financial policies and decision making with respect to our investment in the SREIT. Accordingly, we accounted for our investment in the SREIT under the equity method of accounting as of September 30, 2020.
We engaged Duff & Phelps to value our investment in units of the SREIT as of December 1, 2020 based on the SGX-ST trading price of the units of the SREIT as of closing on December 1, 2020 less a discount for blockage due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units. Duff & Phelps estimated the percentage discount for the holding period risk applicable to our holdings as the quotient of the value of a hypothetical series of at-the-money put options relative to the freely traded market value of our holdings (i.e., the average of the high and low trading prices of the units times the number of units held by us), where each such put option corresponds to one of the expected future sales of such units in the public market over a period of time in which we could reasonably sell such units if desired, given the constraints imposed by blockage. Ultimately, the discount for the holding period risk may be attributable to blockage, which constrains the rate at which the holder can sell the subject units into a public market without upsetting the market’s equilibrium. Duff & Phelps’ analysis of the discount for the holding period risk applicable to our holdings had three elements: (i) analysis of trading volume in the SREIT’s units and the shares of other listed REITs in order to estimate the quantity of units that might be saleable by us in the public market; (ii) an estimate of the expected future price volatility of the SREIT’s units, which is the key variable in the valuation of the hypothetical series of put options; and (iii) application of the Black-Scholes model in the valuation of the series of put options. Based on their analysis, the estimated value of the units of the SREIT held by us as of December 1, 2020 was $203.5 million. The GAAP carrying value of our investment in the SREIT as of September 30, 2020, based on the equity method of accounting, was $232.6 million. The 289,561,899 units of the SREIT owned by us as of December 7, 2020 were acquired at an aggregate purchase price of $254.8 million.
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the estimated value of the units of the SREIT held by us and thus, our estimated value per share. The table below illustrates the impact on our estimated value per share if the volatility rate Duff & Phelps used to value these units was adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Volatility rate	$0.01	$(0.01)

Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2020, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
As of September 30, 2020, the GAAP fair value and the carrying value of our notes payable were $1.5 billion and $1.5 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 2.8%. Our notes payable had a weighted-average remaining term of 1.5 years as of September 30, 2020.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.03)	$0.03	$(0.02)	$0.02

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
Limitations of the Estimated Value per Share
As mentioned above, we provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The estimated value per share set forth above first appeared on the December 31, 2020 customer account statements mailed in January 2021. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2020, with the exception of adjustments to our net asset value to give effect to the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of December 1, 2020. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2020, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures, has had a negative impact on the economy and business activity globally. The COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. While we have considered the impact from COVID-19 on our December 7, 2020 estimated value per share, the extent to which our business, financial condition, results of operations and cash flows may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the various measures imposed to help control the spread the virus and the corresponding economic slowdown, and any long-term impact of this situation, even after an economic rebound, remains unclear.
Our estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 7, 2020, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.4%. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to December 7, 2020. We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2021.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$11.65	(1)	December 4, 2019	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2019, filed March 6, 2020
$12.02		December 3, 2018	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2018, filed March 14, 2019
$11.73		December 6, 2017	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2017, filed March 8, 2018
$10.63		December 9, 2016	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2016, filed March 13, 2017
$10.04		December 8, 2015	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2015, filed March 14, 2016
$9.42	(2)	December 9, 2014	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2014, filed March 9, 2015
$9.29	(2)	May 5, 2014	Supplement no. 3 to our prospectus dated April 25, 2014 (Registration No. 333-164703), filed May 6, 2014
_____________________
(1) Excluding the Special Dividend, our estimated value per share of common stock would have been $12.45.
(2) Determined solely to be used as a component in calculating the offering prices in our now-terminated primary initial public offering.
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
Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Summary Risk Factors”, Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; the level of participation in our dividend reinvestment plan; and the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the SREIT. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
We have elected to be taxed as a REIT under the Internal Revenue Code and we intend to operate in such a manner. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
During 2020 and 2019, we declared distributions based on a monthly record date for each month during the period commencing January 2019 through December 2020. In addition, we declared a Special Dividend (see note 3 of the table below) to stockholders of record as of the close of business on November 4, 2019. Except for the Special Dividend, we paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2020 and 2019, and aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$27,149	$27,268	$27,388	$27,517	$109,322
Total Per Share Distribution (1) (2)	$0.149	$0.149	$0.150	$0.150	$0.598
	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$28,523	$28,404	$28,358	$76,602	$161,887
Total Per Share Distribution (1) (3)	$0.163	$0.163	$0.163	$0.961	$1.450
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day that was record date for distributions.
(2) For each monthly record date for distributions during the period from January 1, 2020 through December 31, 2020, distributions were calculated at a rate of $0.04983333 per share.
(3) For each monthly record date for distributions during the period from January 1, 2019 through December 31, 2019, distributions were calculated at a rate of $0.05416667 per share. On October 23, 2019, our board of directors authorized a Special Dividend of $0.80 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on November 4, 2019 (the “Special Dividend”), which we paid on December 12, 2019. The Special Dividend was payable in the form of either (1) cash or (2) shares of our common stock, at the election of our stockholders. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us was a maximum of 35% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder paid in shares of common stock. The aggregate amount of cash paid by us pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend depended upon the number of stockholders who elected cash or stock and whether the Maximum Cash Distribution was met. Accordingly, we paid $48.5 million (35%) in cash and issued $90.0 million (65%) in shares of our common stock pursuant to the Special Dividend on December 12, 2019.

The tax composition of our distributions declared for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Ordinary Income	31%	11%
Capital Gain	43%	88%
Return of Capital	26%	1%
Total	100%	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
2021 Distributions
On January 19, 2021, our board of directors authorized a January 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on January 21, 2021, which we paid on February 1, 2021, and a February 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on February 19, 2021, which we paid on March 1, 2021. On March 11, 2021, our board of directors authorized a March 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 19, 2021, which we expect to pay in April 2021, and an April 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2021, which we expect to pay in May 2021.
Stockholders may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933.
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
For a stockholder’s shares to be eligible for redemption in a given month, the administrator must receive a written redemption request from the stockholder or from an authorized representative of the stockholder setting forth the number of shares requested to be redeemed at least five business days before the redemption date. We redeem shares on the last business day of each month, except that the first redemption date following our establishment of an estimated value per share shall be no less than ten business days after our announcement of such estimated value per share in a filing with the SEC and the redemption date shall be set forth in such filing. If we cannot redeem all shares presented for redemption in any month because of the limitations on redemptions set forth in our share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement, as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares.
If we do not completely satisfy a redemption request on a redemption date because the program administrator did not receive the request in time, because of the limitations on redemptions set forth in our share redemption program or because of a suspension of our share redemption program, then we will treat the unsatisfied portion of the redemption request as a request for redemption at the next redemption date funds are available for redemption, unless the redemption request is withdrawn; provided that during the current suspension of Ordinary Redemptions, all Ordinary Redemption requests that had been received were cancelled and no Ordinary Redemption requests are being accepted or collected. Any stockholder can withdraw a redemption request by sending written notice to the program administrator, provided such notice is received at least five business days before the redemption date.
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
On December 4, 2019, our board of directors approved an estimated value per share of our common stock of $11.65 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2019, with the exception of adjustments to our net asset value to give effect to (i) the October 23, 2019 authorization of a Special Dividend of $0.80 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on November 4, 2019 and (ii) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of December 3, 2019. Therefore, effective commencing with the December 31, 2019 redemption date, the redemption price for all shares eligible for redemption was calculated based on an estimated value per share of $11.65, which was effective through the November 30, 2020 redemption date.

On December 7, 2020, our board of directors approved an estimated value per share of our common stock of $10.74 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2020, with the exception of adjustments to our net asset value to give effect to the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of December 1, 2020. Effective December 7, 2020, the redemption price for all shares eligible for redemption will be calculated based on the December 7, 2020 estimated value per share.
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
We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2021. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our website, www.kbsreitiii.com (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov).
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
During the year ended December 31, 2020, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	96,852	$11.65	(3)
February 2020	58,947	$11.65	(3)
March 2020	103,822	$11.65	(3)
April 2020	104,110	$11.65	(3)
May 2020	82,055	$11.65	(3)
June 2020	92,217	$11.65	(3)
July 2020	80,930	$11.65	(3)
August 2020	78,771	$11.65	(3)
September 2020	41,454	$11.65	(3)
October 2020	33,956	$11.65	(3)
November 2020	56,227	$11.65	(3)
December 2020	110,921	$10.74	(3)
Total	940,262
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2019, we had an aggregate of $51.7 million available for redemptions in 2020, including the reserve for Special Redemptions. In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program, and Ordinary Redemptions remain suspended as we navigate through the impact of the COVID-19 pandemic and evaluate our proposed conversion to an NAV REIT. Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests were accepted or collected during the year ended December 31, 2020. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2020, we had an aggregate of $46.7 million available for redemptions in 2021, including the reserve for Special Redemptions. As of February 28, 2021, we had $44.5 million available for Special Redemptions for the remainder of 2021.
In addition to the redemptions under the share redemption program described above, during the year ended December 31, 2020, we repurchased an additional 2,089 shares of our common stock at a weighted-average price of $11.65 per share for an aggregate price of $24,000.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2020	2019	2018	2017	2016
Balance sheet data
Total real estate, net	$2,028,943	$2,175,621	$3,036,521	$2,962,134	$2,988,855
Total assets	2,504,325	2,638,927	3,300,791	3,220,807	3,182,676
Notes payable, net	1,388,365	1,459,879	2,184,538	1,941,786	1,783,468
Total liabilities	1,559,566	1,601,913	2,345,409	2,100,484	1,927,429
Redeemable common stock	46,723	51,704	24,487	40,915	61,871
Total equity	898,036	985,310	930,895	1,079,408	1,193,376
	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Operating data
Total revenues	$306,918	$385,272	$426,257	$414,049	$400,407
Net (loss) income attributable to common stockholders	(18,497)	261,211	3,327	1,374	763
Net (loss) income per common share attributable to common stockholders, basic and diluted	(0.10)	1.49	0.02	0.01	—
Other data
Cash flows provided by operating activities	101,730	70,628	100,927	124,439	114,157
Cash flows provided by (used in) investing activities	84,277	846,863	(104,255)	(163,475)	(198,884)
Cash flows (used in) provided by financing activities	(157,468)	(944,257)	13,880	32,454	48,553
Distributions declared	109,322	161,887	115,419	117,738	117,025
Distributions declared per common share (1)	0.598	1.450	0.650	0.650	0.650
Weighted-average number of common shares outstanding, basic and diluted	182,806,753	174,874,422	177,594,478	181,138,045	180,043,027
Reconciliation of funds from operations (2)
Net (loss) income attributable to common stockholders	$(18,497)	$261,211	$3,327	$1,374	$763
Depreciation of real estate assets	83,323	94,546	96,978	86,573	77,676
Amortization of lease-related costs	27,483	46,556	61,869	77,716	83,688
Impairment charges on real estate	19,896	8,706	—	—	—
Gain on sale of real estate, net (3)	(49,457)	(327,211)	(11,942)	—	—
Adjustments for noncontrolling interests - consolidated entities (4)	6,144	(28)	—	—	—
Adjustment for investment in unconsolidated entities (5)	16,040	8,571	1,537	—	—
Gain as a result of purchase and consolidation of joint venture (6)	—	—	(2,034)	—	—
FFO	$84,932	$92,351	$149,735	$165,663	$162,127

_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2018. For each day that was a record date for distributions during the period from January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2018, distributions were calculated at a rate of $0.00178082 per share per day. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions for each month during the period commencing January 2019 through December 2020 and during this period, other than the Special Dividend, distributions were based on a monthly record date. For each monthly record date for distributions during the period from January 1, 2019 through December 31, 2019, distributions were calculated at a rate of $0.05416667 per share. In addition, on October 23, 2019, our board of directors authorized the Special Dividend in the amount of $0.80 per share of common stock to stockholders of record as of the close of business on November 4, 2019. For each monthly record date for distributions during the period from January 1, 2020 through December 31, 2020, distributions were calculated at a rate of $0.04983333 per share.
(2) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), gains and losses from change in control, impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. However, FFO does not reflect adjustments for the operations of properties sold or under contract to sale during the periods presented. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” in this Annual Report.
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
(4) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net (loss) income attributable to common stockholders to FFO.
(5) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net (loss) income attributable to common stockholders to FFO for our equity investments in unconsolidated entities.
(6) Reflects the remeasurement gain as a result of change in control upon our purchase of the developer’s 25% equity interest and consolidation of Village Center Station II on October 11, 2018, which was previously accounted for under the equity method of accounting.

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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2020, we owned 18 office properties (one of which was held for sale and subsequently sold on January 19, 2021), one mixed-use office/retail property and an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
On July 18, 2019, we, through 12 wholly owned subsidiaries, sold 11 of our properties (the “Singapore Portfolio”) to the SREIT, which was listed on the SGX-ST on July 19, 2019 (the “Singapore Transaction”).
Our board of directors and management team regularly monitor the real estate and equity markets in order to find the best opportunities possible to continue to provide attractive and stable cash distributions to our stockholders and provide additional liquidity for our stockholders. One alternative for us to achieve these objectives may be for us to pursue conversion to a non-listed, perpetual-life NAV REIT that calculates the net asset value or “NAV” per share on a regular basis that is more frequent than annually (i.e., daily, monthly or quarterly) and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. In connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement and in the event we convert to an NAV REIT, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. As the global impact of the COVID-19 pandemic continues to evolve, severely impacting global economic activity and causing significant volatility and negative pressure in the financial markets, including the U.S. real estate office market and the industries of our tenants, our conflicts committee and our board of directors continue to evaluate whether the proposed NAV REIT conversion remains in the best interest of our stockholders. While we believe our portfolio is well-positioned to continue to successfully respond to the pandemic, the impact of the COVID-19 pandemic on the capital and financial markets, including the U.S. real estate office market, has caused us to further consider the timing and likelihood of success of the proposed NAV REIT conversion. Regardless of the ultimate decision, we continue to be focused on providing increased liquidity to stockholders. Accordingly, we can give no assurance that we will continue to pursue a conversion to an NAV REIT or that if we do pursue conversion to an NAV REIT that we would commence or complete the proposed offering. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that we will be able to provide additional liquidity to stockholders. See Part I, Item 1A, “Risk Factors – Risks of the Proposed NAV REIT Conversion.”

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
COVID-19 Pandemic and Portfolio Outlook
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, states and localities, including states and localities in the United States, have reacted by imposing measures to help control the spread of the virus, including instituting quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.
During the year ended December 31, 2020, we did not experience significant disruptions in our operations from the COVID-19 pandemic. Many of our tenants have suffered reductions in revenue since March 2020. In general, our retail and restaurant tenants, which comprise approximately 4% of our annualized base rent as of December 31, 2020, have been more severely impacted by the COVID-19 pandemic than our office tenants. Depending upon the duration of the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. Rent collections for the quarter ended December 31, 2020 were approximately 96%. We have granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to our consolidated balance sheets as of December 31, 2020 or consolidated statements of operations for the year ended December 31, 2020. As of December 31, 2020, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $3.5 million of rent deferrals for the period from March 2020 through March 2021 and granting $1.8 million in rental abatements during this period.
As of December 31, 2020, 72 tenants were granted rental deferrals and/or rental abatements, of which 35 of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period, three of these tenants early terminated their leases and three of these tenant leases were modified at lower rental rates and/or based on a percentage of the tenant’s gross receipts. As of December 31, 2020, 25 of the 72 tenants continue to be in the rental deferral and/or rental abatement periods as granted in accordance with their agreements.
As of December 31, 2020, we had $2.9 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $1.5 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheets. For the year ended December 31, 2020, we recorded $1.5 million of rental abatements granted to tenants as a result of the COVID-19 pandemic. Subsequent to December 31, 2020, we have not seen a material impact on our rent collections. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the first quarter of 2021 and thereafter cannot, however, be determined at present.

In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. During the year ended December 31, 2020, we recognized an impairment charge of $19.9 million for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic.
We have also made a significant investment in the common units of the SREIT. In addition to the risks similar to above with respect to the SREIT’s investments in US office properties, our investment in the units of the SREIT is subject to the risks inherent in investing in traded securities. Since early March 2020, the trading price of the common units of the SREIT has declined substantially and experienced substantial volatility. For purposes of the December 7, 2020 estimated value per share, we valued our investment in units of the SREIT at $203.5 million, based on the trading price of the units of the SREIT as of closing on December 1, 2020 less a discount for blockage due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units. As of March 12, 2021, the aggregate value of our investment in the units of the SREIT was $230.2 million, which was based solely on the closing price of the units on the SGX-ST of $0.80 per unit as of March 12, 2021 and did not take into account potential blockage due to the quantity of units we hold.
We continue to evaluate the impact and uncertainty of the COVID-19 pandemic on our real estate portfolio’s ongoing cash flows and monthly stockholder distributions. We can give no certainty to the amount of future monthly stockholder distributions which will depend in large part on the amount of tenant rent collections each month and the impact on our operating cash flows.
As of December 31, 2020, we had $406.1 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements. As of December 31, 2020, we had $472.9 million of notes payable related to the Modified Portfolio Loan Facility maturing during the 12 months ending December 31, 2021, which could be extended beyond the next 12 months, subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit our ability to draw on our revolving credit facilities or exercise our extension options due to covenants described in our loan agreements. However, we believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors: health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate, especially office properties; reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of personnel of our advisor, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.
The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants and our investment in the SREIT depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.
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
Our investment in an unconsolidated entity generates cash flow in the form of dividend income. As of December 31, 2020, our investment in an unconsolidated entity had a carrying value of $233.6 million.
Our real estate loan receivable generated cash flow in the form of interest income, which was reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate loan receivable was primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. The real estate loan was paid off in full on December 11, 2020.
As of December 31, 2020, we had mortgage debt obligations in the aggregate principal amount of $1.4 billion, with a weighted-average remaining term of 2.2 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. As of December 31, 2020, we had $472.9 million of notes payable related to the Modified Portfolio Loan Facility maturing during the 12 months ending December 31, 2021, which could be extended beyond the next 12 months, subject to certain conditions set forth in the loan agreements. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of December 31, 2020, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of December 31, 2020, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. As of December 31, 2020, we had $406.1 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements.
We paid cash distributions to our stockholders during the year ended December 31, 2020 using cash flow from operations from the current period and debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2020 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the year ended December 31, 2020, net cash provided by operating activities was $101.7 million, compared to net cash provided by operating activities of $70.6 million during the year ended December 31, 2019. Net cash provided by operating activities was higher in 2020 primarily as a result of dividends received from our investment in the SREIT and the timing of payments of operating expenses, offset by the sale of the Singapore Portfolio in July 2019. Cash flows provided by operating activities may decrease in future periods to the extent our tenants are impacted by COVID-19 and defer rent payments or are unable to pay rent.

Cash Flows from Investing Activities
Net cash provided by investing activities was $84.3 million for the year ended December 31, 2020 and primarily consisted of the following:
•$150.2 million of proceeds from the payoff of our real estate loan receivable;
•$25.1 million of net proceeds from the sale of Hardware Village; offset by
•$87.7 million used for improvements to real estate; and
•$3.3 million used for construction in progress related to Hardware Village.
Cash Flows from Financing Activities
During the year ended December 31, 2020, net cash used in financing activities was $157.5 million and primarily consisted of the following:
•$75.9 million of net cash used in debt financing as a result of principal payments on notes payable of $491.4 million and payments of deferred financing costs of $6.3 million, partially offset by proceeds from notes payable of $421.8 million;
•$62.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $46.7 million;
•$10.9 million of cash used for redemptions and repurchases of common stock;
•$6.4 million of distributions to noncontrolling interests due to the sale of Hardware Village;
•Payment of other organization and offering costs of $1.2 million related to our pursuit of conversion to an NAV REIT; and
•$0.2 million used for interest rate swap settlements for off-market swap instruments.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2020, our borrowings and other liabilities were approximately 54% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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
As of December 31, 2020, we had accrued and deferred payment of $8.5 million of asset management fees under the advisory agreement. The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
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
On January 9, 2020, we filed a definitive proxy statement with the SEC in connection with the annual meeting of stockholders to vote on, among other proposals, two proposals related to our pursuit of conversion to an NAV REIT. On May 7, 2020 at our annual meeting of stockholders, our stockholders approved the proposal to accelerate the payment of incentive compensation to our advisor, upon our conversion to an NAV REIT. However, the proposed acceleration of the payment of incentive compensation to our advisor remains subject to further approval of the conflicts committee, after the proposed amount of the accelerated payment of the incentive fee has been determined. In connection with the determination of the December 7, 2020 estimated value per share of our common stock, our advisor determined that there would be no liability related to the Subordinated Participation in Net Cash Flows at that time, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties; however, changes to the fair values of assets and liabilities could have a material impact to the incentive fee calculation.
As discussed herein, our board of directors and management team regularly monitor the real estate and equity markets in order to find the best opportunities possible to continue to provide attractive and stable cash distributions to our stockholders and provide additional liquidity for our stockholders. One alternative for us to achieve these objectives may be for us to pursue conversion to a non-listed, perpetual-life NAV REIT. If we convert to an NAV REIT, we would implement a revised advisory fee structure. As the global impact of the COVID-19 pandemic continues to evolve, severely impacting global economic activity and causing significant volatility and negative pressure in the financial markets, including the U.S. real estate office market and the industries of our tenants, our conflicts committee and our board of directors continue to evaluate whether the proposed NAV REIT conversion remains in the best interest of our stockholders. While we believe our portfolio is well-positioned to continue to successfully respond to the pandemic, the impact of the COVID-19 pandemic on the capital and financial markets, including the U.S. real estate office market, has caused us to further consider the timing and likelihood of success of the proposed NAV REIT conversion. Regardless of the ultimate decision, we continue to be focused on providing increased liquidity to stockholders. Accordingly, we can give no assurance that we will continue to pursue a conversion to an NAV REIT or that if we do pursue conversion to an NAV REIT that we would commence or complete the proposed offering. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that we will be able to provide additional liquidity to stockholders. See Part I, Item 1A, “Risk Factors.”

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2020 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	2021	2022-2023	2024
Outstanding debt obligations (1)	$1,396,745	$472,950	$566,750	$357,045
Interest payments on outstanding debt obligations (2) (4)	64,028	27,273	35,391	1,364
Interest payments on interest rate swaps (3) (4)	36,161	17,339	18,822	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of December 31, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2020 (consisting of the contractual interest rate and using interest rate indices as of December 31, 2020, where applicable).
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of December 31, 2020.
(4) We incurred interest expense of $51.6 million, excluding amortization of deferred financing costs totaling $4.3 million and unrealized losses on derivative instruments of $25.2 million during the year ended December 31, 2020.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 6, 2020 and which specific discussion is incorporated herein by reference.
As of December 31, 2019, we owned 18 office properties and one mixed-use office/retail property and had entered into the Hardware Village joint venture to develop a multifamily apartment complex, which was completed and held for sale as of December 31, 2019. In addition, we owned an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. Subsequent to December 31, 2019, we sold the multifamily apartment complex held through the Hardware Village joint venture and originated one real estate loan receivable secured by a deed of trust in May 2020, which was paid off in December 2020. As a result, as of December 31, 2020, we owned 18 office properties (one of which was held for sale and subsequently sold on January 19, 2021), one mixed-use office/retail property and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the years ended December 31, 2020 and 2019 are not directly comparable.

Comparison of the year ended December 31, 2020 versus the year ended December 31, 2019
The following table provides summary information about our results of operations for the years ended December 31, 2020 and 2019 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Changes Due to Developments Completed, Dispositions, Acquisitions and Origination (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2020	2019
Rental income	$282,527	$355,438	$(72,911)	(21)%	$(64,359)	$(8,552)
Interest income from real estate loan receivable	5,666	—	5,666	100%	5,666	—
Other operating income	18,725	29,834	(11,109)	(37)%	(5,939)	(5,170)
Operating, maintenance and management	71,470	92,271	(20,801)	(23)%	(16,829)	(3,972)
Real estate taxes and insurance	57,234	62,989	(5,755)	(9)%	(8,696)	2,941
Asset management fees to affiliate	20,990	24,614	(3,624)	(15)%	(4,224)	600
General and administrative expenses	6,600	8,418	(1,818)	(22)%	n/a	n/a
Depreciation and amortization	110,806	141,102	(30,296)	(21)%	(29,603)	(693)
Interest expense	81,139	114,272	(33,133)	(29)%	(18,119)	(15,014)
Impairment charges on real estate	19,896	8,706	11,190	129%	—	11,190
Other income	—	4,089	(4,089)	(100)%	n/a	n/a
Other interest income	72	655	(583)	(89)%	n/a	n/a
Equity in loss of an unconsolidated entity	(465)	(1,443)	978	(68)%	978	—
Loss from extinguishment of debt	(199)	(2,229)	2,030	(91)%	2,020	10
Gain on sale of real estate, net	49,457	327,211	(277,754)	(85)%	(277,754)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2020 compared to the year ended December 31, 2019 related to real estate developments completed and placed in service, real estate dispositions, acquisitions and a real estate loan originated and paid off on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2020 compared to the year ended December 31, 2019 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $355.4 million for the year ended December 31, 2019 to $282.5 million for the year ended December 31, 2020. The decrease in rental income was primarily due to the Singapore Transaction in July 2019, and with respect to properties held throughout both periods, the decrease in rental income was primarily due to lease termination fees received in 2019 and an increase in the write-off of receivables and straight-line rent deemed not probable of collection during the year ended December 31, 2020 as a result of the COVID-19 pandemic. We expect rental income to decrease in future periods due to the sale of Anchor Centre on January 19, 2021 and to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions as a result of the COVID-19 pandemic. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Interest income from real estate loan receivable, recognized using the interest method, was $5.7 million for the year ended December 31, 2020. On May 7, 2020, in connection with the sale of Hardware Village, we, through an indirect wholly owned subsidiary, provided seller financing and entered into a promissory note with the buyer. The promissory note was paid off in full on December 11, 2020. We did not own any real estate loans receivable during the year ended December 31, 2019.
Other operating income decreased from $29.8 million during the year ended December 31, 2019 to $18.7 million for the year ended December 31, 2020. The decrease in other operating income was primarily due to the Singapore Transaction in July 2019 and a decrease in parking revenues for properties held throughout both periods due to the stay-at-home orders and a decrease in physical occupancy as a result of the COVID-19 pandemic. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions as a result of the COVID-19 pandemic.

Operating, maintenance and management costs decreased from $92.3 million for the year ended December 31, 2019 to $71.5 million for the year ended December 31, 2020. The decrease in operating, maintenance and management costs was primarily due to (i) the Singapore Transaction in July 2019, (ii) the disposition of Hardware Village in May 2020, (iii) a change in the arrangement whereby a tenant elected to exercise its right to self-manage at a property held throughout both periods and paid for operating, maintenance and management costs directly during the year ended December 31, 2020, and (iv) an overall decrease in operating costs at properties held throughout both periods due to stay-at-home orders and a decrease in physical occupancy as a result of the COVID-19 pandemic. We expect operating, maintenance and management costs to fluctuate in future periods as a result of general inflation for properties that we continue to own, and business disruptions as a result of the COVID-19 pandemic, offset by a decrease due to the dispositions of Hardware Village on May 7, 2020 and Anchor Centre on January 19, 2021.
Real estate taxes and insurance decreased from $63.0 million for the year ended December 31, 2019 to $57.2 million for the year ended December 31, 2020. The decrease in real estate taxes and insurance was primarily due to the Singapore Transaction in July 2019, the disposition of Hardware Village in May 2020 and a change in the arrangement whereby a tenant elected to exercise its right to self-manage at a property held throughout both periods and paid property taxes directly during the year ended December 31, 2020, partially offset by an increase in real estate taxes due to higher property tax assessments for real estate properties held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own, offset by a decrease due to the dispositions of Hardware Village on May 7, 2020 and Anchor Centre on January 19, 2021.
Asset management fees with respect to our real estate investments decreased from $24.6 million for the year ended December 31, 2019 to $21.0 million for the year ended December 31, 2020, primarily due to the Singapore Transaction in July 2019 and the disposition of Hardware Village in May 2020, partially offset by an increase in asset management fees due to the origination of a real estate loan receivable and an increase in capital improvements at real estate properties held throughout both periods. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties, offset by a decrease due to the payoff of our real estate loan receivable on December 11, 2020 and the disposition of Anchor Centre on January 19, 2021. As of December 31, 2020, there were $8.5 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “— Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $8.4 million for the year ended December 31, 2019 to $6.6 million for the year ended December 31, 2020. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, audit costs and third party transfer agent fees. During the year ended December 31, 2019, we incurred professional fees related to assessing strategic alternatives which we did not incur during the year ended December 31, 2020. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $141.1 million for the year ended December 31, 2019 to $110.8 million for the year ended December 31, 2020, primarily due to the Singapore Transaction in July 2019 and the disposition of Hardware Village in May 2020. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and as a result of the sale of Anchor Centre on January 19, 2021.
Interest expense decreased from $114.3 million for the year ended December 31, 2019 to $81.1 million for the year ended December 31, 2020. Included in interest expense was (i) $77.4 million and $37.7 million of interest expense payments for the years ended December 31, 2019 and 2020, respectively, (ii) the amortization of deferred financing costs of $5.5 million and $4.3 million for the years ended December 31, 2019 and 2020, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments which increased interest expense by $33.1 million and $39.1 million for the years ended December 31, 2019 and 2020, respectively. Additionally, during the year ended December 31, 2019, we capitalized $1.7 million of interest to construction-in-progress related to Hardware Village. The decrease in interest expense was primarily due to the repayment of debt related to the Singapore Transaction in July 2019 and a lower 30-day LIBOR rate during the year ended December 31, 2020, partially offset by an increase in interest expense due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. Our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges and fluctuations in one-month LIBOR (for our variable rate debt). We also expect interest to increase in future periods as a result of additional borrowings.

During the years ended December 31, 2019 and 2020, we recorded non-cash impairment charges of $8.7 million and $19.9 million, respectively, to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections during both periods was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, exacerbated during the year ended December 31, 2020 due to the impact of the COVID-19 pandemic with respect to the first quarter of 2020.
During the year ended December 31, 2019, we recorded a $4.1 million reimbursement of certain costs and expenses related to the Singapore Transaction that was indirectly paid by the SREIT. These costs included legal, audit, tax, printing and other out of pocket costs that we incurred related to the Singapore Transaction.
Equity in loss of an unconsolidated entity relates to our investment in the SREIT. We recorded equity in loss of an unconsolidated entity of $1.4 million and $0.5 million related to our investment in the SREIT during the years ended December 31, 2019 and 2020, respectively. Equity in loss of an unconsolidated entity for the year ended December 31, 2020 included $2.6 million related to our share of the net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to our investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020. Based on our 27.4% ownership interest in the SREIT as of December 31, 2020, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of December 31, 2020. We expect our equity in income (loss) of an unconsolidated entity related to our investment in the SREIT to vary based on occupancy rates and rental rates of the SREIT’s real estate investments and uncertainty and business disruptions as a result of the COVID-19 pandemic.
We recognized a $0.2 million loss from extinguishment of debt during the year ended December 31, 2020 due to the write-off of unamortized deferred financing costs as a result of the modification of the Portfolio Revolving Loan Facility and the pay-off of the Anchor Centre Mortgage Loan. During the year ended December 31, 2019, we recognized a loss from extinguishment of debt of $2.2 million related to the write-off of unamortized deferred financing costs as a result of the early pay-off of the mortgage loans related to properties sold in the Singapore Transaction.
We recognized a gain on sale of real estate of $49.5 million related to the disposition of Hardware Village during the year ended December 31, 2020. During the year ended December 31, 2019, we sold 11 office properties in the Singapore Transaction that resulted in a gain on sale of real estate of $327.2 million.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO, MFFO and Adjusted MFFO, we are providing information related to the proportion of Adjusted MFFO related to properties sold during the years ended December 31, 2020, 2019 and 2018, the property held for sale as of December 31, 2020 and the real estate loan receivable paid off as of December 31, 2020.
Further, during the current period of uncertainty and business disruptions as a result of the COVID-19 pandemic, FFO and MFFO are much more limited measures of future performance and dividend sustainability. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the COVID-19 pandemic on our business.

Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, amortization of discounts and closing costs, unrealized losses (gains) on derivative instruments, loss from extinguishment of debt and adjustments related to contingent purchase price obligations are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO and Adjusted MFFO, for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2020	2019	2018
Net (loss) income attributable to common stockholders	$(18,497)	$261,211	$3,327
Depreciation of real estate assets	83,323	94,546	96,978
Amortization of lease-related costs	27,483	46,556	61,869
Impairment charges on real estate	19,896	8,706	—
Gain on sale of real estate, net (1)	(49,457)	(327,211)	(11,942)
Adjustments for noncontrolling interests - consolidated entities (2)	6,144	(28)	—
Adjustment for investment in unconsolidated entities (3)	16,040	8,571	1,537
Gain as a result of purchase and consolidation of joint venture (4)	—	—	(2,034)
FFO attributable to common stockholders (5)	84,932	92,351	149,735
Straight-line rent and amortization of above- and below-market leases, net	(7,371)	(9,739)	(13,900)
Amortization of discounts and closing costs on real estate loan receivable	(2,415)	—	—
Loss from extinguishment of debt	199	2,229	225
Unrealized losses (gains) on derivative instruments	25,165	35,664	(11,192)
Adjustment relating to contingent purchase price obligation	—	—	(1,575)
Income tax expense relating to contingent purchase price obligation (6)	—	—	418
Adjustment for investment in unconsolidated entities (3)	4,426	2,017	(148)
MFFO attributable to common stockholders (5)	104,936	122,522	123,563
Adjustment for a contractual rent payment received but deferred (7)	3,843	—	—
Adjusted MFFO attributable to common stockholders (5)	$108,779	$122,522	$123,563
_____________________
(1) Reflects an adjustment to eliminate gain on sale of real estate.
(2) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net (loss) income attributable to common stockholders to FFO.
(3) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net (loss) income attributable to common stockholders to FFO and MFFO for our equity investments in unconsolidated entities.
(4) Reflects the remeasurement gain as a result of change in control upon our purchase of the developer’s 25% equity interest and consolidation of Village Center Station II on October 11, 2018, which was previously accounted for under the equity method of accounting.
(5) FFO, MFFO and Adjusted MFFO include $1.2 million, $8.2 million, and $1.3 million of lease termination income for the years ended December 31, 2020, 2019 and 2018, respectively.
(6) Relates to income tax expense on the income recorded as a result of a reduction in contingent liability of $1.6 million, which is included in general and administrative expenses on the accompanying consolidated statement of operations.
(7) Adjustment for rent contractually due and collected per the terms of a lease agreement, but deferred and not recognized into rental income for purposes of GAAP as the tenant improvements are under construction. This amount is included in other liabilities on our consolidated balance sheet as of December 31, 2020.

Our calculation of Adjusted MFFO above includes amounts related to the operations of the multifamily apartment complex held by the Hardware Village joint venture that was sold on May 7, 2020, one real estate loan receivable that was paid off on December 11, 2020, the Singapore Portfolio sold on July 18, 2019, one property sold in May 2018 and a property that was held for sale as of December 31, 2020. Please refer to the table below with respect to the proportion of Adjusted MFFO related to the real estate properties sold during the years ended December 31, 2020, 2019 and 2018, the property held for sale as of December 31, 2020 and the real estate loan receivable paid off as of December 31, 2020 (in thousands).

	For the Years Ended December 31,
	2020	2019	2018
Adjusted MFFO by component:
Assets held for investment	$101,677	$99,476	$94,678
Real estate properties sold	92	19,780	26,233
Real estate property held for sale	4,306	3,266	2,652
Real estate loan receivable paid off	2,704	—	—
Adjusted MFFO	$108,779	$122,522	$123,563

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows during 2020 (in thousands, except per share amounts):

	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (1) (2)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2020	$27,149	$0.149	$15,573	$11,904	$27,477	$17,410
Second Quarter 2020	27,268	0.149	15,512	11,718	27,230	25,311
Third Quarter 2020	27,388	0.150	15,693	11,655	27,348	30,700
Fourth Quarter 2020	27,517	0.150	16,027	11,445	27,472	28,309
	$109,322	$0.598	$62,805	$46,722	$109,527	$101,730
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2020 through December 31, 2020, distributions were calculated at a rate of $0.04983333 per share.
(2) Distributions are paid on a monthly basis. Distributions for the monthly record date of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2020, we paid aggregate distributions of $109.5 million, including $62.8 million of distributions paid in cash and $46.7 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2020 was $18.5 million. FFO for the year ended December 31, 2020 was $84.9 million and cash flow from operating activities was $101.7 million. See the reconciliation of FFO to net loss attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $97.5 million of cash flow from current operating activities and $12.0 million from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
We continue to evaluate the impact and uncertainty of the COVID-19 pandemic on our real estate portfolio’s ongoing cash flows and monthly stockholder distributions. We can give no certainty to the amount of future monthly stockholder distributions which will depend in large part on the amount of tenant rent collections each month and the impact on our operating cash flows.

Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the sales or repayment of real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Summary Risk Factors,” Part I, Item 1A, “Risk Factors” and in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; the level of participation in our dividend reinvestment plan; and the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the SREIT. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

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
We leased apartment units under operating leases with terms generally of one year or less. Generally, credit investigations were performed for prospective residents and security deposits were obtained. We recognized rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility was determined to be probable.
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income. We make estimates of the collectability of the lease payments which requires significant judgment by management. We consider payment history, current credit status, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current market conditions that may impact the tenant’s ability to make payments in accordance with its lease agreements, including the impact of the COVID-19 pandemic on the tenant’s business, in making the determination.
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. The application of these criteria can be complex and incorrect assumptions on collectability of the transaction price or transfer of control can result in the improper recognition of the gain or loss from sales of real estate during the period.
Real Estate Loan Receivable
Interest income on our real estate loan receivable was recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as premiums or discounts, were amortized over the term of the loan as an adjustment to interest income.

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
Real Estate Loans Receivable
We recorded our real estate loan receivable at amortized cost, net of an allowance for credit losses (if any). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a real estate loan receivable to present the net amount expected to be collected. This allowance is accounted for under the current expected credit loss (CECL) model and is measured and recorded upon the initial recognition of the real estate loan receivable and is re-measured at each balance sheet date based on changes in facts and circumstances. The allowance is adjusted through “Provision for credit loss” on our consolidated statements of operations and is increased or decreased based on the re-measurement of the allowance for credit loss at each balance sheet date. If we determine that all or a portion of the real estate loan receivable is no longer collectible, the portion that is deemed uncollectible will be written off and the allowance for credit losses reduced. Recoveries of real estate loans receivable that were previously written off are recorded when cash is received.
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
Investments in Unconsolidated Joint Ventures
We account for investments in joint ventures or entities over which we may exercise significant influence, but do not control, and for investments in joint ventures that qualify as variable interest entities of which we are not the primary beneficiary using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and our proportionate share of equity in the entity’s income (loss). We recognize our proportionate share of the ongoing income or loss of the unconsolidated entity as equity in income (loss) of unconsolidated entities on the consolidated statements of operations. In addition, we account for any share issuances by the unconsolidated entity as if we sold a proportionate share of our investment. Any gain or loss as a result of the unconsolidated entity’s share issuance is recognized in equity in income (loss) of unconsolidated entities on the consolidated statement of operations. On a quarterly basis, we evaluate our investment in an unconsolidated entity for other-than-temporary impairments. To evaluate for other-than-temporary impairments, we must determine if we have the ability to recover the carrying amount of our investment, which requires us to make assumptions about whether the unconsolidated entity can sustain earnings and requires us to estimate projected cash flows from our unconsolidated entity, which may include the amount we expect to realize upon the sale of our investment. Using inappropriate assumptions to estimate projected cash flows or sales prices could result in incorrect conclusions on recoverability. As of December 31, 2020, we did not identify any indicators of impairment related to our unconsolidated real estate entity accounted for under the equity method.

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
The calculation of the fair value of derivative instruments is complex and different inputs used in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included as interest expense in the accompanying consolidated statements of operations. The valuation of our derivative instruments is based on a proprietary model using the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
Fair Value Election of Hybrid Financial Instruments with Embedded Derivatives
When we enter into interest rate swaps which include off-market terms, we determine if these contracts are hybrid financial instruments with embedded derivatives requiring bifurcation between the host contract and the derivative instrument. We elected to initially and subsequently measure these hybrid financial instruments in their entirety at fair value with concurrent documentation of this election. Changes in the fair value of the hybrid financial instrument under this fair value election are recorded in earnings and are included in interest expense in the accompanying consolidated statements of operations. The cash flows for these off-market swap instruments which contain an other-than-insignificant financing element at inception are included in cash flows provided by or used in financing activities on the accompanying consolidated statements of cash flows.
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
Distributions Paid
On January 4, 2021, we paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 18, 2020. On February 1, 2021, we paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on January 21, 2021. On March 1, 2021, we paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on February 19, 2021.
Monthly Distributions
On March 11, 2021, our board of directors authorized a March 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 19, 2021, which we expect to pay in April 2021, and an April 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2021, which we expect to pay in May 2021.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Disposition of Anchor Centre
On January 19, 2021, we completed the sale of Anchor Centre to a purchaser unaffiliated with us or our advisor, for $103.5 million, or $100.5 million net of credits given to the purchaser primarily for outstanding tenant improvements and lease incentives, before third-party closing costs of approximately $1.1 million and excluding disposition fees payable to our advisor.

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
The table below summarizes the outstanding principal balance, interest rate or weighted-average contractual interest rates and fair value for our notes payable for each category; and the notional amounts, average pay rates, average receive rates and fair value of our derivative instruments, based on maturity dates as of December 31, 2020 (dollars in thousands):

	Maturity Date					Total Value or Notional Amount
	2021	2022	2023	2024	2025		Fair Value
Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$—	$123,000	$—	$—	$123,000	$125,775
Interest rate	—%	—%	3.7%	—%	—%	3.7%
Variable Rate	$472,950	$—	$443,750	$357,045	$—	$1,273,745	$1,254,368
Weighted-average contractual interest rate (1)	1.9%	—%	2.1%	1.6%	—%	1.9%

Derivative Instruments
Interest rate swaps, notional amount	$—	$600,000	$521,590	$—	$—	$1,121,590	$35,331
Average pay rate (2)	—%	2.1%	1.3%	—%	—%	1.7%
Average receive rate (3)	—%	0.1%	0.1%	—%	—%	0.1%
_____________________
(1) The weighted-average contractual interest rate represents the actual interest rate in effect as of December 31, 2020, consisting of the contractual interest rate and using interest rate indices as of December 31, 2020, where applicable.
(2) The average pay rate is based on the interest rate swap fixed rate.
(3) The average receive rate is based on the 30-day LIBOR rate as of December 31, 2020.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2020, the fair value of our fixed rate debt was $125.8 million and the outstanding principal balance of our fixed rate debt was $123.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2020. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $152.2 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. Based on interest rates as of December 31, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2021, interest expense on our variable rate debt would increase or decrease by $1.5 million.

The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2020 were 3.7% and 3.3%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2020 where applicable.
We are exposed to financial market risk with respect to our investment in the SREIT (SGX-ST Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a director of the external manager of the SREIT, and an affiliate of our advisor services as the U.S. asset manager to the SREIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of December 31, 2020, we held 289,561,899 units of the SREIT which represented 27.4% of the outstanding units of the SREIT. As of December 31, 2020, the aggregate value of our investment in the units of the SREIT was $228.8 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.79 per unit as of December 31, 2020, and did not take into account potential blockage due to the quantity of units held by us relative to the normal level of trading volume in the units. Based solely on the closing price per unit of the SREIT units as of December 31, 2020, if prices were to increase or decrease by 10% upon sale of all of our 289,561,899 units of the SREIT, our net income would increase by $18.0 million or decrease by $27.7 million, respectively.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook – Real Estate and Real Estate Finance Markets.”

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbsreitiii.com.
The other information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-47 through F-49 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

(b)Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

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

10.8
Guaranty Agreement (related to 60 South Sixth Street, Sterling Plaza, One Washingtonian, Towers at Emeryville, Ten Almaden, Legacy Town Center and 500 West Madison), by KBS REIT Properties III, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.9
Mortgage, Assignment of Leases and Rents, Security Agreement (related to RBC Plaza), by KBSIII 60 South Sixth Street, LLC for the benefit of Bank of America, N.A., dated as of November 3, 2017, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.10
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of Bank of America, N.A., dated as of November 17, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.11
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of U.S. Bank, National Association, dated as of November 17, 2017, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.12
Amended and Restated Promissory Note, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII One Washingtonian, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and KBSIII 500 West Madison, LLC for the benefit of Wells Fargo Bank, National Association, dated as of November 17, 2017, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.13
Loan Extension and Modification Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., dated November 3, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.14
Term Loan Agreement, by and among KBSIII Domain Gateway, LLC; KBSIII 515 Congress, LLC; KBSIII 155 North 400 West, LLC; and KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.15
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (Domain Gateway Project), by KBSIII Domain Gateway, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.16
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (515 Congress Project), by KBSIII 515 Congress, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.17
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing (Gateway Tech Project), by KBSIII 155 North 400 West, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.18
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing (McEwen Project), by KBSIII 1550 West McEwen Drive, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

Ex.	Description

10.19
Recourse Carve-Out Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.20
Payment Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.21
First Modification and Additional Advance Agreement (Long Form), by and among KBSIII Domain Gateway, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, KBSIII 201 17th Street, LLC, U.S. Bank National Association and the Lenders party thereto, dated January 23, 2020, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.22
Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing (201 17th Street Project), by and between KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.23
Junior Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (515 Congress Project), by and among KBSIII 515 Congress, LLC, James A Johnson and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.24
Junior Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (Domain Gateway Project), by and among KBSIII Domain Gateway, LLC, James A Johnson and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.25
Assumption and Joinder Agreement, by and among KBSIII 201 17th Street, LLC, the other Borrowers thereto and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.26
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Associated Bank, National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.27
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and City National Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.28
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Regions Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.29
Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Citizens Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.30
Second Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

Ex.	Description

10.31
Revolving and Term Loan Agreement, by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association and Bank of America, N.A., dated November 2, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.32
Construction Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.33
Subordination, Nondisturbance, and Attornment Agreement, by and between U.S. Bank National Association and Accenture LLP, dated November 2, 2020, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.34
Promissory Note, by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.35
Promissory Note, by and between KBSIII 500 West Madison, LLC and Bank of America, N.A., dated November 2, 2020, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.36
Promissory Note, by and between KBSIII 500 West Madison, LLC and Deutsche Pfandbriefbank AG, dated November 2, 2020, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.37
Payment Guaranty Agreement, by and among KBS REIT Properties III, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.38
Recourse Carve-Out Guaranty Agreement, by and among KBS REIT Properties III, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.39
Environmental Indemnification Agreement, by and among KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.40
Consent and Subordination of Management Agreements, by and among Transwestern Commercial Services Illinois, LLC, KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.41
Deed of Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, LLC, dated May 29, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.42
First Amendment to Deed of Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, LLC, dated March 14, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed May 15, 2019

10.43	Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association dated March 1, 2021

10.44	Promissory Note by and between KBSIII 500 West Madison, LLC and National Bank of Kuwait S.A.K.P. dated March 1, 2021

Ex.	Description

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed May 9, 2018

99.2	Consent of Duff & Phelps, LLC

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Real Estate Investment Trust III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of real estate investments
Description of the Matter
The Company’s real estate investments totaled $2.0 billion as of December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company monitors on an ongoing basis events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment are present, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and eventual disposition of the property. If the carrying value of the real estate is determined to not be recoverable, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company recorded real estate impairment charges of $19.9 million during the year ended December 31, 2020.
Auditing the Company’s process to evaluate real estate investments for impairment was especially challenging as a result of the high degree of judgment and subjectivity in determining whether indicators of impairment were present for certain properties, and in determining the future undiscounted cash flows and estimated fair values, where necessary, of properties where indicators of impairment were determined to be present. In particular, the undiscounted cash flows and fair value estimates were sensitive to significant assumptions including market rental rates and related leasing assumptions, anticipated asset hold periods, capitalization rates and discount rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the Company’s real estate impairment assessment, our audit procedures included, among others, evaluating the significant judgments applied in determining whether indicators of impairment were present, obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments, evaluating the methodologies and testing the significant assumptions listed above used to estimate undiscounted cash flows and, where applicable, fair values for certain properties with identified impairment indicators. We also held discussions with management about business plans for the assets and other judgments used in determining hold periods and cash flow estimates for the assets, and compared information used in the impairment assessment to information included in materials presented to the Company’s Board of Directors. Further, we compared significant assumptions used by management as listed above to current industry and economic trends, observable market-specific data, and historical results of the properties. In certain instances, we involved our internal real estate valuation specialists to assist in performing these procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Irvine, California
March 12, 2021

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Real estate:
Land	$292,971	$295,020
Buildings and improvements	2,087,990	2,013,857
Tenant origination and absorption costs	75,664	91,343
Total real estate held for investment, cost	2,456,625	2,400,220
Less accumulated depreciation and amortization	(502,556)	(425,228)
Total real estate held for investment, net	1,954,069	1,974,992
Real estate held for sale, net	74,874	200,629
Total real estate, net	2,028,943	2,175,621
Cash and cash equivalents	72,523	43,984
Restricted cash	5,288	5,288
Investment in an unconsolidated entity	233,592	253,371
Rents and other receivables, net	86,034	81,083
Above-market leases, net	449	566
Assets related to real estate held for sale, net	4,238	4,036
Prepaid expenses and other assets	73,258	74,978
Total assets	$2,504,325	$2,638,927
Liabilities and equity
Notes payable, net
Notes payable, net	$1,388,365	$1,410,879
Notes payable related to real estate held for sale, net	—	49,000
Total notes payable, net	1,388,365	1,459,879
Accounts payable and accrued liabilities	55,814	71,381
Due to affiliate	8,626	7,886
Distributions payable	9,187	9,392
Below-market leases, net	6,116	8,668
Liabilities related to real estate held for sale, net	874	1,286
Other liabilities	90,584	43,421
Total liabilities	1,559,566	1,601,913
Commitments and contingencies (Note 13)
Redeemable common stock	46,723	51,704
Equity:
KBS Real Estate Investment Trust III, Inc. stockholders’ equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 184,249,076 and 180,970,743 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,842	1,810
Additional paid-in capital	1,641,184	1,600,416
Cumulative distributions in excess of net income	(744,990)	(617,171)
Total KBS Real Estate Investment Trust III, Inc. stockholders’ equity	898,036	985,055
Noncontrolling interest	—	255
Total equity	898,036	985,310
Total liabilities and equity	$2,504,325	$2,638,927

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$282,527	$355,438	$393,121
Interest income from real estate loan receivable	5,666	—	—
Other operating income	18,725	29,834	33,136
Total revenues	306,918	385,272	426,257
Expenses:
Operating, maintenance and management	71,470	92,271	101,759
Real estate taxes and insurance	57,234	62,989	69,405
Asset management fees to affiliate	20,990	24,614	27,152
General and administrative expenses	6,600	8,418	9,597
Depreciation and amortization	110,806	141,102	158,847
Interest expense	81,139	114,272	72,209
Impairment charges on real estate	19,896	8,706	—
Total expenses	368,135	452,372	438,969
Other income (loss):
Other income	—	4,089	1,905
Other interest income	72	655	312
Equity in (loss) income from unconsolidated entities	(465)	(1,443)	2,088
Loss from extinguishment of debt	(199)	(2,229)	(225)
Gain on sale of real estate, net	49,457	327,211	11,942
Total other income, net	48,865	328,283	16,022
Net (loss) income	(12,352)	261,183	3,310
Net (income) loss attributable to noncontrolling interest	(6,145)	28	17
Net (loss) income attributable to common stockholders	$(18,497)	$261,211	$3,327
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.10)	$1.49	$0.02
Weighted-average number of common shares outstanding, basic and diluted	182,806,753	174,874,422	177,594,478

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net (loss) income	$(12,352)	$261,183	$3,327
Other comprehensive income (loss):
Unrealized income on derivative instruments designated as cash flow hedges	—	—	95
Reclassification adjustment realized in net income (effective portion)	—	—	(205)
Total other comprehensive loss	—	—	(110)
Total comprehensive (loss) income	(12,352)	261,183	3,217
Total comprehensive (income) loss attributable to noncontrolling interest	(6,145)	28	17
Total comprehensive (loss) income attributable to common stockholders	$(18,497)	$261,211	$3,234

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2017	180,864,707	$1,809	$1,591,640	$(514,451)	$110	$1,079,108	$300	$1,079,408
Net income	—	—	—	3,327	—	3,327	(17)	3,310
Other comprehensive loss	—	—	—	—	(110)	(110)	—	(110)
Issuance of common stock	5,034,086	50	56,086	—	—	56,136	—	56,136
Transfers from redeemable common stock	—	—	3,649	—	—	3,649	—	3,649
Redemptions of common stock	(8,374,940)	(84)	(95,980)	—	—	(96,064)	—	(96,064)
Distributions declared	—	—	—	(115,419)	—	(115,419)	—	(115,419)
Other offering costs	—	—	(15)	—	—	(15)	—	(15)
Balance, December 31, 2018	177,523,853	$1,775	$1,555,380	$(626,543)	$—	$930,612	$283	$930,895
Net income	—	—	—	261,211	—	261,211	(28)	261,183
Issuance of common stock	4,527,465	45	51,659	—	—	51,704	—	51,704
Transfers from redeemable common stock	—	—	4,427	—	—	4,427	—	4,427
Redemptions of common stock	(8,801,788)	(88)	(100,908)	—	—	(100,996)	—	(100,996)
Stock distribution issued	7,721,213	78	89,874	(89,952)	—	—	—	—
Distributions declared	—	—	—	(161,887)	—	(161,887)	—	(161,887)
Other offering costs	—	—	(16)	—	—	(16)	—	(16)
Balance, December 31, 2019	180,970,743	$1,810	$1,600,416	$(617,171)	$—	$985,055	$255	$985,310
Net (loss) income	—	—	—	(18,497)	—	(18,497)	6,145	(12,352)
Issuance of common stock	4,220,684	42	46,680	—	—	46,722	—	46,722
Transfers from redeemable common stock	—	—	4,981	—	—	4,981	—	4,981
Redemptions of common stock	(942,351)	(10)	(10,867)	—	—	(10,877)	—	(10,877)
Distributions declared	—	—	—	(109,322)	—	(109,322)	—	(109,322)
Other offering costs	—	—	(26)	—	—	(26)	—	(26)
Distribution to noncontrolling interest	—	—	—	—	—	—	(6,400)	(6,400)
Balance, December 31, 2020	184,249,076	$1,842	$1,641,184	$(744,990)	$—	$898,036	$—	$898,036

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(12,352)	$261,183	$3,310
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	110,806	141,102	158,847
Impairment charges on real estate	19,896	8,706	—
Noncash interest income on real estate loan receivable	(2,415)	—	—
Equity in loss (income) of unconsolidated entities	465	1,443	(2,088)
Distribution of operating cash flow from an unconsolidated entity	19,314	—	—
Deferred rents	(4,564)	(6,224)	(9,063)
Bad debt expense	—	—	1,230
Amortization of above- and below-market leases, net	(2,807)	(3,515)	(5,350)
Amortization of deferred financing costs	4,293	5,385	6,356
Unrealized losses (gains) on derivative instruments	25,165	35,664	(11,192)
Loss from extinguishment of debt	199	2,229	225
Gain on sale of real estate	(49,457)	(327,211)	(11,942)
Interest rate swap settlements for off-market swap instruments	476	—	—
Changes in operating assets and liabilities:
Rents and other receivables	(2,698)	(10,600)	(11,230)
Prepaid expenses and other assets	(9,015)	(32,947)	(21,476)
Accounts payable and accrued liabilities	(6,696)	(933)	1,236
Other liabilities	9,247	(7,114)	1,154
Due to affiliates	1,873	3,460	910
Net cash provided by operating activities	101,730	70,628	100,927
Cash Flows from Investing Activities:
Improvements to real estate	(87,630)	(79,931)	(88,721)
Proceeds from sale of real estate, net	25,091	931,489	41,649
Proceeds from payoff of real estate loan receivable	150,213	—	—
Proceeds from the sale of equity securities	—	16,186	—
Payments for construction in progress	(3,277)	(21,706)	(34,229)
Investment in an unconsolidated entity	—	—	(426)
Origination costs on real estate loan receivable	(120)	—	—
Payments of post-closing acquisition costs	—	(1,014)	—
Purchase of joint venture partner’s equity interest	—	—	(28,268)
Escrow deposits for tenant improvements	—	972	1,111
Insurance proceeds received for property damage	—	867	4,629
Net cash provided by (used in) investing activities	84,277	846,863	(104,255)
Cash Flows from Financing Activities:
Proceeds from notes payable	421,760	377,589	507,909
Principal payments on notes payable	(491,391)	(1,107,369)	(335,243)
Payments of deferred financing costs	(6,339)	(2,609)	(3,243)
Interest rate swap settlements for off-market swap instruments	(231)	—	—
Payments to redeem common stock	(10,877)	(100,996)	(96,064)
Payments of prepaid other offering costs	(1,159)	(264)	—
Payments of other offering costs	(26)	(16)	(15)
Distribution to noncontrolling interest	(6,400)	—	—
Distributions paid to common stockholders	(62,805)	(110,592)	(59,464)
Net cash (used in) provided by financing activities	(157,468)	(944,257)	13,880
Net increase (decrease) in cash, cash equivalents and restricted cash	28,539	(26,766)	10,552
Cash, cash equivalents and restricted cash, beginning of period	49,272	76,038	65,486
Cash, cash equivalents and restricted cash, end of period	$77,811	$49,272	$76,038
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest $0, $1,711 and $2,832 for the years ended December 31, 2020, 2019 and 2018, respectively	$51,576	$75,471	$76,107
Supplemental Disclosure of Noncash Investing and Financing Activities:
Equity securities received in connection with the portfolio sale	$—	$271,000	$—
Distributions payable	$9,187	$9,392	$9,801
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$46,722	$51,704	$56,136
Redeemable common stock payable	$—	$—	$31,647
Accrued improvements to real estate	$18,589	$26,310	$17,426
Capital improvements paid by tenant	$16,283	$—	$—
Construction in progress payable	$—	$2,144	$5,148
Acquisition fee related to construction in progress due to affiliate	$—	$1,133	$916
Accrued prepaid other offering costs	$782	$33	$—
Financing of interest rate swap liability through off-market swap instruments	$8,156	$—	$—
Accrued interest rate swap settlements related to off-market swap instruments	$245	$—	$—
Real estate consolidated in connection with joint venture purchase	$—	$—	$132,100
Note payable assumed in connection with joint venture purchase	$—	$—	$66,570
Liabilities assumed in connection with joint venture purchase	$—	$—	$3,173
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2020, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of December 31, 2020, the Company owned 18 office properties (one of which was held for sale and subsequently sold on January 19, 2021), one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”), which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of December 31, 2020, the Company had also sold 36,674,686 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $379.3 million. Also as of December 31, 2020, the Company had redeemed or repurchased 29,431,448 shares sold in the Offering for $322.3 million.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants and its investment in the SREIT. During the year ended December 31, 2020, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. The Company did, however, recognize an impairment charge on an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail and restaurant tenants, which comprise approximately 4% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. In addition, during the year ended December 31, 2020, the Company granted rent relief to a number of tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on its revolving credit facilities or exercise extension options due to covenants described in the Company’s loan agreements.
The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants and the Company’s investment in the SREIT depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the year ended December 31, 2018, the Company reclassified $72.2 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
In addition, during the year ended December 31, 2019, the Company sold 11 office properties. During the year ended December 31, 2020, the Company sold a multifamily apartment complex held through a consolidated joint venture and classified an office property as held for sale. As a result, certain assets and liabilities related to these properties were reclassified to held for sale on the consolidated balance sheets for all periods presented.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
The Company leased apartment units under operating leases with terms generally of one year or less. Generally, credit investigations were performed for prospective residents and security deposits were obtained. The Company recognized rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility was determined to be probable.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
Real Estate Loan Receivable
Interest income on the Company’s real estate loan receivable was recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as premiums or discounts, were amortized over the term of the loan as an adjustment to interest income.
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
December 31, 2020
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the years ended December 31, 2020 and 2019, the Company recorded impairment losses of $19.9 million and $8.7 million, respectively, on its real estate and related intangible assets. See Note 3, “Real Estate - Impairment of Real Estate.” The Company did not record any impairment loss on its real estate and related intangible assets during the year ended December 31, 2018.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results of properties and related gains on sale of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2020, 2019 and 2018 are included in continuing operations on the Company’s consolidated statements of operations.
Real Estate Loans Receivable
The Company recorded its real estate loan receivable at amortized cost, net of an allowance for credit losses (if any). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a real estate loan receivable to present the net amount expected to be collected. This allowance is accounted for under the current expected credit loss (CECL) model and is measured and recorded upon the initial recognition of the real estate loan receivable and is re-measured at each balance sheet date based on changes in facts and circumstances. The allowance is adjusted through “Provision for credit loss” on the Company’s consolidated statements of operations and is increased or decreased based on the re-measurement of the allowance for credit loss at each balance sheet date. If the Company determines that all or a portion of the real estate loan receivable is no longer collectible, the portion that is deemed uncollectible will be written off and the allowance for credit losses reduced. Recoveries of real estate loans receivable that were previously written off are recorded when cash is received.
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
Investments in Unconsolidated Joint Ventures
The Company accounts for investments in joint ventures or entities over which the Company may exercise significant influence, but does not control, and for investments in joint ventures that qualify as variable interest entities of which the Company is not the primary beneficiary using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the entity’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated entity as equity in income (loss) of unconsolidated entities on the consolidated statements of operations. In addition, the Company accounts for any share issuances by the unconsolidated entity as if the Company sold a proportionate share of its investment. Any gain or loss as a result of the unconsolidated entity’s share issuance is recognized in equity in income (loss) of unconsolidated entities on the consolidated statement of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated entity for other-than-temporary impairments. As of December 31, 2020, the Company did not identify any indicators of impairment related to its unconsolidated real estate entity accounted for under the equity method.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2020.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2020. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is composed of lender impound reserve accounts on the Company’s borrowings for capital improvements.
Rents and Other Receivables
The Company makes a determination of whether the collectibility of the lease payments in its operating leases is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any outstanding rent receivables related to contractual lease payments and variable leases payments, would write-off any deferred rent receivable and would recognize rental income only if cash is received. The Company exercises judgment in assessing collectibility and considers payment history, current credit status, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current market conditions that may impact the tenant’s ability to make payments in accordance with its lease agreements, including the impact of the COVID-19 pandemic on the tenant’s business, in making the determination.
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
Fair Value Election of Hybrid Financial Instruments with Embedded Derivatives
When the Company enters into interest rate swaps which include off-market terms, the Company determines if these contracts are hybrid financial instruments with embedded derivatives requiring bifurcation between the host contract and the derivative instrument. The Company elected to initially and subsequently measure these hybrid financial instruments in their entirety at fair value with concurrent documentation of this election. Changes in the fair value of the hybrid financial instrument under this fair value election are recorded in earnings and are included in interest expense in the accompanying consolidated statements of operations. The cash flows for these off-market swap instruments which contain an other-than-insignificant financing element at inception are included in cash flows provided by or used in financing activities on the accompanying consolidated statements of cash flows.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
December 31, 2020
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
On December 4, 2019, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $11.65 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of adjustments to the Company’s net asset value to give effect to (i) the October 23, 2019 authorization of a special dividend of $0.80 per share on the outstanding shares of common stock of the Company to the stockholders of record as of the close of business on November 4, 2019 (the “Special Dividend”) and (ii) the change in the estimated value of the Company’s investment in units of the SREIT (SGX-ST Ticker: “OXMU”) as of December 3, 2019. The change in the dividend reinvestment plan purchase price was effective for the January 2, 2020 dividend reinvestment plan purchase date and was effective until the estimated value per share was updated. Commencing with the January 2, 2020 purchase date and until the estimated value per share was updated, the purchase price per share under the dividend reinvestment plan was $11.07.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
On December 7, 2020, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.74 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2020, with the exception of adjustments to the Company’s net asset value to give effect to the change in the estimated value of the Company’s investment in units of the SREIT (SGX-ST Ticker: “OXMU”) as of December 1, 2020. The change in the dividend reinvestment plan purchase price was effective for the January 4, 2021 dividend reinvestment plan purchase date and is effective until the estimated value per share is updated. Commencing with the January 4, 2021 purchase date and until the estimated value per share is updated, the purchase price per share under the dividend reinvestment plan is $10.21.
No selling commissions or dealer manager fees will be paid on shares sold under the dividend reinvestment plan. The board of directors of the Company may amend or terminate the dividend reinvestment plan for any reason upon 10 days’ notice to participants.
Redeemable Common Stock
The Company’s board of directors has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. The restrictions of the Company’s share redemption program will severely limit its stockholders’ ability to sell their shares should they require liquidity and will limit the stockholders’ ability to recover an amount equal to the Company’s estimated value per share.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Pursuant to the share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. From January 1, 2018 through June 8, 2018, the redemption price for Ordinary Redemptions was as follows:
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
On December 4, 2019, the Company’s board of directors approved an estimated value per share of its common stock of $11.65 (unaudited) as described above under “— Dividend Reinvestment Plan.” This estimated value per share became effective for the December 2019 redemption date, which was December 31, 2019.
On December 7, 2020, the Company’s board of directors approved an estimated value per share of its common stock of $10.74 (unaudited) as described above under “— Dividend Reinvestment Plan.” This estimated value per share became effective for the December 2020 redemption date, which was December 31, 2020. The Company currently expects to utilize an independent valuation firm to update its estimated value per share no later than December 2021.
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
Based on the amount of net proceeds raised from the sale of shares under the Company’s dividend reinvestment plan during 2019, the Company had an aggregate of $51.7 million available for redemptions in 2020, including the reserve for Special Redemptions. In connection with the Company’s pursuit of a net asset value (“NAV”) REIT strategy, in December 2019, the Company’s board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program, and Ordinary Redemptions remain suspended as the Company navigates through the impact of the COVID-19 pandemic and evaluates its proposed conversion to an NAV REIT. Upon suspension, all Ordinary Redemption requests that had been received were cancelled and no Ordinary Redemption requests were accepted or collected during the suspension of the share redemption program. However, any redemptions sought in connection with and meeting the requirements for Special Redemptions would still be eligible and continue to be processed in accordance with the current share redemption program, subject to the amount of net proceeds raised from the sale of shares under the Company’s dividend reinvestment plan during 2020, or $46.7 million for redemptions in 2021, including the reserve for Special Redemptions. However, because the amounts that can be redeemed are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the amounts available for redemptions in future periods as redeemable common stock in the accompanying balance sheets.
The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement, the Dealer Manager Agreement or the AIP Reimbursement Agreement. See Note 11, “Related Party Transactions.”
Acquisition and Origination Fees
The Company pays the Advisor an acquisition fee equal to 1.0% of the cost of investments acquired, including the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of such investments, acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee equal to 1.0% of the amount to be funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of these loans. The Company does not pay an acquisition fee with respect to investments in loans. No acquisition or origination fees were paid in connection with the Company’s investment in units of the SREIT or in connection with the Company’s origination of a real estate loan receivable in connection with providing seller financing in the sale of the Hardware Village.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. The Company also reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that is debt financed and is inclusive of acquisition or origination expenses related thereto but is exclusive of acquisition or origination fees paid or payable to the Advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (but excluding acquisition or origination fees paid or payable to the Advisor), as of the time of calculation.
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
December 31, 2020
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2020. As of December 31, 2020, the returns for calendar years 2016 through 2019 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2020, 2019 and 2018, respectively.
On October 23, 2019, the Company’s board of directors authorized the Special Dividend in the amount of $0.80 per share of common stock to stockholders of record as of the close of business on November 4, 2019. Accordingly on December 12, 2019, the Company paid $48.5 million (35%) in cash and issued $90.0 million (65%) in stock pursuant to the Special Dividend.
Distributions declared per common share were $0.598, $1.450 and $0.650 during the years ended December 31, 2020, 2019 and 2018, respectively, including the Special Dividend paid in December 2019. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2018 through December 31, 2018. For each day that was a record date for distributions during the period from January 1, 2018 through December 31, 2018, distributions were calculated at a rate of $0.00178082 per share per day. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions for each month during the period commencing January 2019 through December 2020 and during this period, other than the Special Dividend, distributions were based on a monthly record date. For each monthly record date for distributions during the period from January 1, 2019 through December 31, 2019, distributions were calculated at a rate of $0.05416667 per share. For each monthly record date for distributions during the period from January 1, 2020 through December 31, 2020, distributions were calculated at a rate of $0.04983333 per share.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through December 31, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
The Company has granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to the Company’s consolidated balance sheets as of December 31, 2020 or consolidated statements of operations for the year ended December 31, 2020. As of December 31, 2020, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $3.5 million of rent deferrals for the period from March 2020 through March 2021 and granting $1.8 million in rental abatements.
As of December 31, 2020, the Company had $2.9 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $1.5 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheets. For the year ended December 31, 2020, the Company recorded $1.5 million of rental abatements granted to tenants as a result of the COVID-19 pandemic.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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

3. REAL ESTATE
Real Estate Held for Investment
As of December 31, 2020, the Company’s real estate portfolio held for investment was composed of 17 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.5 million rentable square feet. As of December 31, 2020, the Company’s real estate portfolio held for investment was collectively 86% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2020 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Domain Gateway	09/29/2011	Austin	TX	Office	$69,460	$(12,191)	$57,269
Town Center	03/27/2012	Plano	TX	Office	131,347	(37,728)	93,619
McEwen Building	04/30/2012	Franklin	TN	Office	36,027	(8,249)	27,778
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,558	(7,154)	22,404
RBC Plaza	01/31/2013	Minneapolis	MN	Office	154,799	(51,483)	103,316
Preston Commons	06/19/2013	Dallas	TX	Office	134,267	(27,405)	106,862
Sterling Plaza	06/19/2013	Dallas	TX	Office	84,759	(20,458)	64,301
201 Spear Street	12/03/2013	San Francisco	CA	Office	149,671	(25,653)	124,018
Accenture Tower	12/16/2013	Chicago	IL	Office	461,061	(102,370)	358,691
Ten Almaden	12/05/2014	San Jose	CA	Office	128,508	(26,478)	102,030
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	208,601	(39,972)	168,629
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,395	(30,547)	120,848
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	76,921	(2,634)	74,287
201 17th Street	06/23/2015	Atlanta	GA	Office	104,003	(23,600)	80,403
515 Congress	08/31/2015	Austin	TX	Office	126,502	(20,568)	105,934
The Almaden	09/23/2015	San Jose	CA	Office	186,836	(29,395)	157,441
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,859	(8,946)	51,913
Carillon	01/15/2016	Charlotte	NC	Office	162,051	(27,725)	134,326
					$2,456,625	$(502,556)	$1,954,069
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of December 31, 2020, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$358,691	14.3%	$32,399	$27.64	80.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2020, the leases had remaining terms, excluding options to extend, of up to 16.6 years with a weighted-average remaining term of 4.8 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.6 million and $8.8 million as of December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020 and 2019, the Company excluded from rental income $9.9 million and $2.0 million, respectively, related to lease payments that were deemed not probable of collection. During the years ended December 31, 2019 and 2018, the Company recorded a net recovery of bad debt of $0.4 million and bad debt expense of $1.2 million, respectively, which was included in operating, maintenance and management expense in the accompanying consolidated statements of operations. No bad debt expense or recovery was recorded during the year ended December 31, 2020.
During the years ended December 31, 2020, 2019 and 2018, the Company recognized deferred rent from tenants of $4.6 million, $6.2 million and $9.1 million, respectively. As of December 31, 2020 and 2019, the cumulative deferred rent balance was $81.2 million and $77.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $19.1 million and $20.6 million of unamortized lease incentives as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

2021	$214,835
2022	191,958
2023	165,736
2024	150,021
2025	131,700
Thereafter	555,765
$1,410,015

As of December 31, 2020, the Company’s office and office/retail properties were leased to approximately 590 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Finance	122	$43,403	19.4%
Real Estate	52	25,108	11.2%
		$68,511	30.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2020, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Geographic Concentration Risk
As of December 31, 2020, the Company’s net investments in real estate in California, Texas and Illinois represented 22%, 17%, and 14% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Impairment of Real Estate
During the years ended December 31, 2020 and 2019, the Company recorded impairment charges of $19.9 million and $8.7 million, respectively, to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic with respect to the first quarter of 2020. As a result, many retail tenants have requested rent concessions as their businesses have been severely impacted. The Company did not record any impairment charges on its real estate properties during the year ended December 31, 2018.

4. REAL ESTATE DISPOSITIONS AND REAL ESTATE HELD FOR SALE
During the year ended December 31, 2020, the Company sold a multifamily apartment complex held through a consolidated joint venture to a buyer unaffiliated with the Hardware Village Joint Venture, the Company or the Advisor for $178.0 million, before third-party closing costs, credits and the disposition fee payable to the Advisor. The Company recognized a gain on sale of $49.5 million related to the disposition of Hardware Village. In connection with the sale, the Company, through an indirect wholly owned subsidiary, provided seller financing to the purchaser by originating a real estate loan receivable. See Note 6, “Real Estate Loan Receivable - Hardware Village First Mortgage.” As of December 31, 2020, the Company classified one office property as held for sale.
During the year ended December 31, 2019, the Company, through 12 indirect wholly owned subsidiaries, sold 11 of its properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, which was listed on the Singapore Stock Exchange (“SGX-ST”) on July 19, 2019 (the “Singapore Transaction”). The Singapore Portfolio consisted of the following properties: Tower I at Emeryville, Emeryville, California; 222 Main, Salt Lake City, Utah; Village Center Station, Greenwood Village, Colorado; Village Center Station II, Greenwood Village, Colorado; 101 South Hanley, St. Louis, Missouri; Tower on Lake Carolyn, Irving, Texas; Promenade I & II at Eilan, San Antonio, Texas; CrossPoint at Valley Forge, Wayne, Pennsylvania; One Washingtonian Center, Gaithersburg, Maryland; Reston Square, Reston, Virginia; and 171 17th Street, Atlanta, Georgia. The Company sold the Singapore Portfolio to the SREIT on July 18, 2019. The sale price of the Singapore Portfolio was $1.2 billion, before third-party closing costs, closing credits and other costs of approximately $20.0 million and excluding disposition fees paid to the Advisor of $9.5 million. The Company recognized a gain on sale of $327.2 million related to the disposition of the Singapore Portfolio.
During the year ended December 31, 2018, the Company, through an indirect wholly owned subsidiary, disposed of one office property, Rocklin Corporate Center. On May 25, 2018, the Company sold Rocklin Corporate Center to a purchaser unaffiliated with the Company or the Advisor for $42.9 million before closing costs and credits and excluding disposition fees paid to the Advisor. The Company recognized a gain on sale of $11.9 million related to the disposition of Rocklin Corporate Center.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Assets related to real estate held for sale:
Total real estate, at cost	$97,947	$224,782
Accumulated depreciation and amortization	(23,073)	(24,153)
Real estate held for sale, net	74,874	200,629
Other assets	4,238	4,036
Total assets related to real estate held for sale	$79,112	$204,665
Liabilities related to real estate held for sale:
Notes payable, net	$—	$49,000
Other liabilities	874	1,286
Total liabilities related to real estate held for sale	$874	$50,286

The results of operations for the properties sold during the years ended December 31, 2020, 2019 and 2018 and an office property classified as held for sale as of December 31, 2020 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Company’s real estate properties that were sold during the years ended December 31, 2020, 2019 and 2018 and an office property classified as held for sale as of December 31, 2020, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues
Rental income	$11,804	$75,670	$116,949
Other operating income	1,167	7,194	10,935
Total revenues	$12,971	$82,864	$127,884
Expenses
Operating, maintenance, and management	$4,053	$20,731	$32,195
Real estate taxes and insurance	1,863	10,495	17,225
Asset management fees to affiliate	1,068	5,827	8,775
General and administrative expenses	163	103	90
Depreciation and amortization	4,729	34,278	51,625
Interest expense	1,142	20,072	23,288
Total expenses	$13,018	$91,506	$133,198

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW
MARKET LEASE LIABILITIES
As of December 31, 2020 and 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Cost	$75,664	$91,343	$1,146	$2,661	$(20,239)	$(22,351)
Accumulated Amortization	(48,714)	(53,982)	(697)	(2,095)	14,123	13,683
Net Amount	$26,950	$37,361	$449	$566	$(6,116)	$(8,668)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Amortization	$(9,971)	$(21,072)	$(31,201)	$(117)	$(955)	$(1,712)	$2,924	$4,470	$7,062

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2020 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2021	$(7,864)	$(101)	$2,309
2022	(5,639)	(86)	1,636
2023	(3,995)	(73)	1,092
2024	(2,833)	(69)	534
2025	(2,367)	(68)	314
Thereafter	(4,252)	(52)	231
	$(26,950)	$(449)	$6,116
Weighted-Average Remaining Amortization Period	5.2 years	5.3 years	3.5 years

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
6. REAL ESTATE LOAN RECEIVABLE
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
In connection with the sale and seller financing, on May 7, 2020, the buyer entered into a promissory note with the Lender for $150.2 million. The promissory note was secured by a first mortgage on Hardware Village (the “Hardware Village First Mortgage”). For the period commencing on May 7, 2020 through July 31, 2020, interest on the Hardware Village First Mortgage accrued based on the higher of 2.95% and 250 basis points plus one-month LIBOR. For the period commencing on August 1, 2020 and until the payoff date, interest on the Hardware Village First Mortgage accrued based on the higher of 3.95% and 350 basis points plus one-month LIBOR. Monthly payments were interest only, with the outstanding principal due and payable at maturity on May 6, 2021; however, the buyer/borrower had the option to prepay the outstanding principal and any unpaid accrued interest at any time without fee, premium or penalty.
On December 11, 2020, the buyer/borrower on the Hardware Village First Mortgage exercised its prepayment option available under the promissory note, pursuant to which the buyer/borrower paid off the entire outstanding principal balance and accrued interest in the amount of $150.4 million, without fee, premium or penalty.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2020 (in thousands):

Real estate loan receivable, net - December 31, 2019	$—
Face value of real estate loan receivable originated	150,213
Discount on real estate loan receivable originated	(2,535)
Accretion of discount on real estate loan receivable originated	2,535
Origination costs on real estate loan receivable	120
Amortization of origination costs on real estate loan receivable	(120)
Provision for credit loss	(680)
Reversal of provision for credit loss at payoff	680
Payoff of the Hardware Village First Mortgage	(150,213)
Real estate loan receivable, net - December 31, 2020	$—

For the year ended December 31, 2020, interest income from the real estate loan receivable consisted of the following (in thousands):

For the Year Ended December 31, 2020
Contractual interest income	$3,251
Accretion of origination discount	2,535
Amortization of origination costs	(120)
Interest income from real estate loan receivable	$5,666

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
7. INVESTMENT IN UNCONSOLIDATED ENTITIES
Investment in Prime US REIT
In connection with the Singapore Transaction, on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. As of December 31, 2020, REIT Properties III held 289,561,899 units of the SREIT which represented 27.4% of the outstanding units of the SREIT. As of December 31, 2020, the aggregate value of the Company’s investment in the units of the SREIT was $228.8 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.79 per unit as of December 31, 2020.
The Company has concluded that based on its 27.4% ownership interest as of December 31, 2020, it exercises significant influence over the operations, financial policies and decision making with respect to its investment in the SREIT. Accordingly, the Company has accounted for its investment in the SREIT under the equity method of accounting as of December 31, 2020. Income is allocated according to the Company’s ownership interest at each month-end and recorded as equity income (loss) from unconsolidated entity. Any dividends received from the SREIT reduces the carrying amount of the investment.
As of December 31, 2020, the carrying value of the Company’s investment in the SREIT was $233.6 million. During the year ended December 31, 2020, the Company recorded equity in loss from an unconsolidated entity of $0.5 million related to its investment in the SREIT. Equity in loss from an unconsolidated entity for the year ended December 31, 2020 included $2.6 million related to the Company’s share of net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020. For the period from July 19, 2019 to December 31, 2019, the Company recorded $1.4 million of equity in loss from an unconsolidated entity related to its investment in the SREIT.
During the year ended December 31, 2020, the Company received $19.3 million of dividends from its investment in the SREIT, which was recorded as a reduction of the Company’s carrying value of the investment. The Company elected to apply the nature of the distribution approach for purposes of presentation of the dividends on the statement of consolidated cash flows and classified the dividends received as operating activities on the statement of consolidated cash flows as of December 31, 2020. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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

	As of
	December 31, 2020	December 31, 2019
Real estate, net	$1,318,527	$1,201,050
Total assets	1,383,372	1,260,540
Notes payable, net	480,352	432,824
Total liabilities	546,486	473,540
Total equity	836,886	787,000

	For the Year Ended December 31, 2020	For the Period from July 19, 2019 to December 31, 2019
Total revenues	$145,000	$61,183
Net loss	(9,385)	(4,605)
Company’s share of net loss (1)	$(2,562)	$(1,443)
_____________________
(1) The Company’s share of net loss for the year ended December 31, 2020 excludes the $2.1 million gain recorded to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020, which was classified in equity in loss from an unconsolidated entity on the consolidated statement of operations.
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
On July 18, 2019, the Company sold Village Center Station II as part of the Singapore Transaction. See Note 4, “Real Estate Dispositions and Real Estate Held for Sale.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
8. NOTES PAYABLE
As of December 31, 2020 and 2019, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of December 31, 2020 (1)	Effective Interest Rate as of December 31, 2020 (1)	Payment Type	Maturity Date (2)
Anchor Centre Mortgage Loan (3)	$—	$49,043	(3)	(3)	(3)	(3)
201 17th Street Mortgage Loan (4)	—	64,750	(4)	(4)	(4)	(4)
The Almaden Mortgage Loan (5)	123,000	93,000	3.65%	3.65%	Interest Only	12/01/2023
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	1.59%	Interest Only	01/05/2024
Carillon Mortgage Loan (6)	88,800	111,000	One-month LIBOR + 1.40%	1.54%	Interest Only	04/11/2024
Modified Portfolio Loan Facility (7)	472,950	684,225	One-month LIBOR + 1.80%	1.94%	Interest Only	11/03/2021
Modified Portfolio Revolving Loan Facility (8)	162,500	196,113	One-month LIBOR + 1.50%	1.64%	Interest Only	03/01/2023
3001 & 3003 Washington Mortgage Loan	143,245	143,245	One-month LIBOR + 1.45%	1.59%	Interest Only (9)	06/01/2024
Accenture Tower Revolving Loan (10)	281,250	—	One-month LIBOR + 2.25%	2.39%	Interest Only	11/02/2023
Total notes payable principal outstanding	$1,396,745	$1,466,376
Deferred financing costs, net	(8,380)	(6,497)
Total Notes Payable, net	$1,388,365	$1,459,879
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2020. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2020, consisting of the contractual interest rate and using interest rate indices as of December 31, 2020, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On December 30, 2020, the Company repaid the entire principal balance and all other sums due under the Anchor Centre Mortgage Loan.
(4) On January 23, 2020, the 201 17th Street Mortgage Loan was paid off and the 201 17th Street property was added to the collateral of the Portfolio Revolving Loan Facility. See below, “- Recent Financing Transactions - Modified Portfolio Revolving Loan Facility.”
(5) On November 18, 2020, the Company refinanced The Almaden Mortgage Loan with an unaffiliated lender for borrowings of $123.0 million. See below, “ – Recent Financing Transactions – Refinancing of The Almaden Mortgage Loan.”
(6) As of December 31, 2020, $88.8 million of term debt of the Carillon Mortgage Loan was outstanding and $22.2 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(7) See below, “- Recent Financing Transactions - Modified Portfolio Loan Facility.”
(8) See below, “- Recent Financing Transactions - Modified Portfolio Revolving Loan Facility.”
(9) Represents the payment type required as of December 31, 2020. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(10) See below, “- Recent Financing Transactions - Accenture Tower Revolving Loan.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
During the years ended December 31, 2020, 2019 and 2018, the Company incurred $81.1 million, $114.3 million and $72.2 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $4.3 million, $5.5 million and $6.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which increased interest expense by $39.1 million and $33.1 million for the years ended December 31, 2020 and 2019, respectively, and reduced interest expense by $11.1 million for the year ended December 31, 2018. Additionally, the Company capitalized $1.7 million and $2.8 million of interest related to construction in progress for the years ended December 31, 2019 and December 31, 2018, respectively. No interest was capitalized during the year ended December 31, 2020. As of December 31, 2020 and 2019, $4.0 million and $4.5 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2020 (in thousands):

2021	$472,950
2022	—
2023	566,750
2024	357,045
2025	—
Thereafter	—
$1,396,745

The Company’s notes payable contain financial debt covenants. As of December 31, 2020, the Company was in compliance with these debt covenants.
Recent Financing Transactions
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
On January 23, 2020, the Company drew $66.5 million on the Modified Portfolio Revolving Loan Facility of which $64.9 million was used to pay off the 201 17th Street Mortgage Loan and the remaining amount was used to pay origination fees and accrued interest. As of December 31, 2020, the outstanding balance under the Modified Portfolio Revolving Loan Facility consisted of $162.5 million of term debt. As of December 31, 2020, an additional $162.5 million of revolving debt remained available upon satisfaction of certain loan conditions set forth in the loan documents. The Modified Portfolio Revolving Loan Facility may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
Accenture Tower Revolving Loan
On November 2, 2020, the Company, through an indirect wholly owned subsidiary (the “Accenture Tower Borrower”), entered into a three-year loan facility with U.S. Bank, National Association, as administrative agent, joint lead arranger and co-book runner; Bank of America, N.A., as syndication agent, joint lead arranger and co-book runner; and Deutsche Pfandbriefbank AG (together, the “Accenture Tower Lenders”), for a committed amount of up to $375.0 million (the “Accenture Tower Revolving Loan”), of which $281.3 million is term debt and $93.7 million is revolving debt. At closing, $281.3 million was funded, of which approximately $210.3 million was used to pay down the Portfolio Loan Facility. As of December 31, 2020, the outstanding balance under the Accenture Tower Revolving Loan consisted of $281.3 million of term debt and an additional $93.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. Subject to certain terms and conditions contained in the loan documents, the Accenture Tower Revolving Loan may be used for working capital, capital expenditures, real property acquisitions and other corporate purposes, provided that $30.0 million of the revolving debt is to be used for tenant improvements and lease commissions related to the Accenture lease although this restriction is released as the Company completes such projects. In addition, the Accenture Tower Revolving Loan contains customary representations and warranties, financial and other affirmative and negative covenants (including maintenance of an ongoing debt service coverage ratio), events of default and remedies typical for this type of facility.
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
On March 1, 2021, U.S. Bank, National Association, assigned $50.0 million of its portion of the committed amount of the Accenture Tower Revolving Loan to the National Bank of Kuwait S.A.K.P. Effective March 1, 2021, the Accenture Tower Lenders include U.S. Bank, National Association, Bank of America, N.A., Deutsche Pfandbriefbank AG and National Bank of Kuwait S.A.K.P. There were no changes to the original terms of the Accenture Tower Revolving Loan.
Modified Portfolio Loan Facility
On November 3, 2017, the Company, through indirectly wholly owned subsidiaries, entered into a three-year loan facility with Bank of America, N.A., as administrative agent; Merrill Lynch Pierce Fenner & Smith Incorporated, Wells Fargo Securities, LLC and U.S. Bank, N.A., as joint lead arrangers and joint book runners; Wells Fargo Bank, NA, as syndication agent, and each of the financial institutions a signatory thereto (the “Portfolio Loan Facility Lenders”), for an amount of up to $1.01 billion (the “Portfolio Loan Facility”), of which $757.5 million was term debt and $252.5 million was revolving debt. The Portfolio Loan Facility had an initial maturity date of November 3, 2020, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
On November 3, 2020, the Company, through indirect wholly owned subsidiaries, entered into a loan extension and modification agreement (the “Modified Portfolio Loan Facility”) with Bank of America, N.A., as administrative agent for the Portfolio Loan Facility Lenders, to (i) extend the maturity date of the Modified Portfolio Loan Facility to November 3, 2021 and (ii) modify the loan documents to include provisions for a “LIBOR Successor Rate” in the event LIBOR is unascertainable or ceases to be available. The face amount of the Portfolio Loan Facility is $630.6 million, of which $472.9 million is term debt and $157.7 million is revolving debt. As of December 31, 2020, the outstanding balance under the Portfolio Loan Facility consisted of $472.9 million of term debt. The entire revolving portion of the Portfolio Loan Facility remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Modified Portfolio Loan Facility has one additional 12-month extension option, subject to certain terms and conditions as described in the loan documents. The Modified Portfolio Loan Facility is secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. Accenture Tower was released as security from the loan in connection with the entry into the Accenture Tower Revolving Loan.
Refinancing of The Almaden Mortgage Loan
On November 18, 2020, the Company, through an indirect wholly owned subsidiary (“The Almaden Borrower”), entered into a three-year mortgage loan with a lender unaffiliated with the Company or the Advisor (“The Almaden Lender”) for $123.0 million (the “Refinancing”). The Refinancing is secured by The Almaden building. At closing, $123.0 million of the Refinancing was funded, of which $93.3 million was used to pay off the outstanding principal balance and accrued interest under The Almaden Mortgage Loan. As of December 31, 2020, the outstanding balance under The Almaden Mortgage Loan was $123.0 million. The Refinancing matures on December 1, 2023 with two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Refinancing bears interest at a fixed rate of 3.65% for the initial term of the loan and a floating rate of 350 basis points over one-month LIBOR during the extension options, subject to a minimum interest rate of 3.65%. The Refinancing includes provisions for a LIBOR successor rate in the event LIBOR is unascertainable or ceases to be available. Monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity. During the initial term of the Refinancing, the Company will have the right to repay the Refinancing in full, but not in part, on or after December 1, 2021, subject to certain conditions and prepayment fees contained in the loan documents.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
As of December 31, 2020, the Company has entered into eight interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2020 and 2019. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2020		December 31, 2019			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2020
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	8	$1,121,590	11	$960,963	One-month LIBOR/ Fixed at 0.70% - 2.11%	1.7%	2.2
_____________________
(1) During the year ended December 31, 2020, two of the Company’s interest rate swaps matured. In November 2020, the Company early terminated three interest rate swaps with an aggregate notional amount of $232.5 million maturing in November 2022, January 2023 and February 2023 and entered into two new interest rate swaps with an aggregate notional amount of $281.3 million, both maturing on November 2, 2023. The two new interest rate swaps were determined to be hybrid financial instruments with an embedded derivative and the Company elected the fair value option under ASC 815, Derivatives and Hedging, to measure these two interest rate swaps at fair value. The Company elected the fair value option to account for these two interest rate swaps at fair value to be consistent with the Company’s presentation of its existing interest rate swaps which are recorded at fair value.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019 (dollars in thousands):

		December 31, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	—	$—	3	$1,553
Interest rate swaps	Other liabilities, at fair value (1)	8	$(35,331)	8	$(11,404)
_____________________
(1) As of December 31, 2020, other liabilities includes a $7.8 million liability related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and as other comprehensive income (loss) on the accompanying consolidated statements of equity. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flows. The change in fair value of the ineffective portion is recognized directly in earnings. With respect to swap agreements that are terminated for which it remains probable that the original hedged forecasted transactions (i.e., LIBOR-based debt service payments) will occur, the loss related to the termination of these swap agreements is included in accumulated other comprehensive income (loss) and is reclassified into earnings over the period of the original forecasted hedged transaction. The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Income statement related
Derivatives designated as hedging instruments
Amount of income recognized on interest rate swaps (effective portion)	$—	$—	$(205)
	—	—	(205)

Derivatives not designated as hedging instruments
Realized loss (gain) recognized on interest rate swaps	13,947	(2,561)	295
Unrealized loss (gain) on interest rate swaps (1)	25,165	35,664	(11,200)
Fair value loss on interest rate cap	—	—	8
	39,112	33,103	(10,897)
Increase (decrease) in interest expense as a result of derivatives	$39,112	$33,103	$(11,102)

Other comprehensive income related
Unrealized income on derivative instruments	$—	$—	$95
_____________________
(1) For the year ended December 31, 2020, unrealized loss on interest rate swaps included a $7.8 million unrealized loss related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.
During the years ended December 31, 2020, 2019 and 2018, there was no ineffective portion related to the change in fair value of the derivative instruments designated as cash flow hedges.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
10. FAIR VALUE DISCLOSURES
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2020 and 2019, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,396,745	$1,388,365	$1,380,143	$1,466,376	$1,459,879	$1,469,293

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
As of December 31, 2020, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives - interest rate swaps (1)	$(35,331)	$—	$(35,331)	$—
_____________________
(1) Includes a $7.8 million liability related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
During the year ended December 31, 2020, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$80,500	$—	$—	$80,500
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the year ended December 31, 2020, as of the date that the fair value measurement was made, which was March 31, 2020. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
At March 31, 2020, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property include a discount rate of 9.00% and a terminal cap rate of 8.25%. See Note 3, “Real Estate – Impairment of Real Estate” for further discussion of the impaired real estate property.

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2020, 2019 and 2018, respectively, and any related amounts payable as of December 31, 2020 and 2019 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2020	2019	2018	2020	2019
Expensed
Asset management fees (1)	$20,990	$24,614	$27,152	$8,529	$6,674
Reimbursement of operating expenses (2) (3)	479	1,453	3,612	97	79
Disposition fees (4)	1,715	9,483	429	—	—
Capitalized
Acquisition fee on development project	34	217	350	—	1,133
Acquisition fee on unconsolidated joint venture	—	—	674	—	—
	$23,218	$35,767	$32,217	$8,626	$7,886
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $338,000, $357,000 and $325,000 for the years ended December 31, 2020, 2019 and 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2020, 2019 and 2018. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers. The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During each of the years ended December 31, 2020, 2019 and 2018, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.
For the year ended December 31, 2018, the Advisor reimbursed the Company $0.2 million for property insurance rebates.
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
December 31, 2020
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
As of December 31, 2020 and 2019, the Company had accrued and deferred payment of $8.5 million and $6.7 million of asset management fees under the Advisory Agreement, respectively.
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
During the years ended December 31, 2020, 2019 and 2018 the Company recognized $0.3 million, $0.3 million and $0.2 million of revenue related to this lease, respectively.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Portfolio Sale
On July 18, 2019, the Company sold the Singapore Portfolio to the SREIT, which is affiliated with Charles J. Schreiber, Jr., the Company’s Chief Executive Officer, President, Chairman of the Board and one of the Company’s directors. See Note 7, “Investment in Unconsolidated Entities” for information related to the investment the Company made in the SREIT in connection with the Singapore Transaction. The SREIT is externally managed by a joint venture (the “Manager”) among KBS Asia Partners Pte. Ltd. (“KAP”), an entity in which Charles J. Schreiber, Jr. currently holds an indirect 50% ownership interest, and other entities unaffiliated with the Company. The SREIT is expected to pay the Manager an annual base fee of 10% of annual distributable income and an annual performance fee of 25% of the increase in distributions per unit of the SREIT from the preceding year; however, there was not any performance fee for 2019, and in 2020 such fee was determined based on an increase over projected distributions per unit. In addition, for acquisitions, the SREIT will pay the Manager an acquisition fee of 1% of the acquisition price of any real estate acquired. No acquisition fee was paid with respect to the SREIT’s acquisition of the Singapore Portfolio. The SREIT will also pay the Manager a divestment fee of 0.5% of the sale price of any real estate sold or divested and a development management fee of 3% of the total project costs incurred for development projects, to the extent the SREIT acquires a development project. A portion of these fees paid to the Manager will be paid to KBS Realty Advisors LLC, an affiliate of the Advisor and an entity controlled by Mr. Schreiber, for sub-advisory services. The Schreiber Trust, a trust whose beneficiaries are Charles J. Schreiber, Jr. and his family members, and the Linda Bren 2017 Trust also acquired units in the SREIT. The Schreiber Trust agreed that for the benefit of the Company it will not sell any portion of its respective units in the SREIT unless and until it has received the Company’s prior written consent, including the consent of the Company’s conflicts committee. The Linda Bren 2017 Trust has agreed for the benefit of the Company that it will not sell $5.0 million of its $10.0 million aggregate investment in the SREIT unless and until it has received the Company’s prior written consent, including the consent of the Company’s conflicts committee. Linda Bren is the spouse of the Company’s former director and president, who passed away in April 2019. In addition, Barbara R. Cambon, one of the Company’s former directors, accepted the positions of Chief Executive Officer and Chief Investment Officer of the Manager and will receive compensation for her services. In connection with her acceptance of these positions, Ms. Cambon resigned from the Company’s board of directors effective June 26, 2019.
During the years ended December 31, 2020, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II, KBS Legacy Partners Apartment REIT, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities. See Note 13 “Commitments and Contingencies - Participation Fee Liability”.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$77,702	$75,971	$75,503	$77,742
Net (loss) income attributable to common stockholders	$(58,903)	$39,508	$1,119	$(221)
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.32)	$0.22	$0.01	$(0.01)
Distributions declared per common share (1)	$0.149	$0.149	$0.150	$0.150

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$111,378	$114,509	$82,981	$76,404
Net (loss) income attributable to common stockholders	$(26,678)	$(28,115)	$316,884	$(880)
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.15)	$(0.16)	$1.82	$(0.02)
Distributions declared per common share (1)	$0.163	$0.163	$0.163	$0.961
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2020.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
On January 9, 2020, the Company filed a definitive proxy statement with the SEC seeking approval from its stockholders of, among other proposals, two proposals related to the Company’s pursuit of conversion to a non-listed, perpetual-life “NAV REIT.” On May 7, 2020 at the Company’s annual meeting of stockholders, the Company’s stockholders approved the proposal to accelerate the payment of incentive compensation to the Advisor, upon the Company’s conversion to an NAV REIT. With respect to the incentive fee structure currently in effect with the Advisor, the triggering events for payment of the incentive fee are generally expected to occur, if ever, upon a listing of the Company’s shares of stock on a national securities exchange or a significant distribution of cash in connection with a sale of all or a substantial amount of the Company’s assets. These triggering events are inconsistent with a perpetual-life NAV REIT that intends to provide liquidity to its stockholders through a share redemption program and/or periodic self-tender offers. If the Company converts to an NAV REIT, in order to properly align the Advisor’s and its affiliates’ incentive fee compensation structure with the Company’s proposed perpetual-life strategy, the Company intends to revise its incentive fee structure. With respect to the historical performance period from inception through conversion to an NAV REIT, the Company sought and obtained stockholder approval to accelerate the payment of the incentive compensation upon conversion to a perpetual-life NAV REIT, subject to certain conditions. Such accelerated payment is subject to further approval of the conflicts committee of the Company’s board of directors, after the proposed amount of the accelerated payment of the incentive fee has been determined. In connection with the determination of the December 7, 2020 estimated value per share of the Company’s common stock, the Advisor determined that there would be no liability related to the subordinated participation in net cash flows at that time, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties; however, changes to the fair values of assets and liabilities could have a material impact to the incentive fee calculation. As the global impact of the COVID-19 pandemic continues to evolve, severely impacting global economic activity and causing significant volatility and negative pressure in the financial markets, including the U.S. real estate office market and the industries of the Company’s tenants, the Company’s conflicts committee and board of directors continue to evaluate whether the proposed conversion to an NAV REIT remains in the best interest of the Company’s stockholders.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
14. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 4, 2021, the Company paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 18, 2020. On February 1, 2021, the Company paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on January 21, 2021. On March 1, 2021, the Company paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on February 19, 2021.
Distributions Authorized
On March 11, 2021, the Company’s board of directors authorized a March 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 19, 2021, which the Company expects to pay in April 2021, and an April 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2021, which the Company expects to pay in May 2021.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Disposition of Anchor Centre
On January 19, 2021, the Company completed the sale of Anchor Centre to a purchaser unaffiliated with the Company or the Advisor, for $103.5 million, or $100.5 million net of credits given to the purchaser primarily for outstanding tenant improvements and lease incentives, before third-party closing costs of approximately $1.1 million and excluding disposition fees payable to the Advisor.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2020
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Investment
Domain Gateway	Austin, TX	100%	(4)	$2,850	$44,523	$47,373	$22,087	$2,850	$66,610	$69,460	$(12,191)	2009	09/29/2011
Town Center	Plano, TX	100%	(5)	7,428	108,547	115,975	15,372	7,428	123,919	131,347	(37,728)	2001/2002/2006	03/27/2012
McEwen Building	Franklin, TN	100%	(4)	5,600	34,704	40,304	(4,277)	5,600	30,427	36,027	(8,249)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(4)	5,617	20,051	25,668	3,890	5,617	23,941	29,558	(7,154)	1909	05/09/2012
RBC Plaza	Minneapolis, MN	100%	(5)	16,951	109,191	126,142	28,657	16,951	137,848	154,799	(51,483)	1991	01/31/2013
Preston Commons	Dallas, TX	100%	(5)	17,188	96,330	113,518	20,749	17,188	117,079	134,267	(27,405)	1958/1986	06/19/2013
Sterling Plaza	Dallas, TX	100%	(5)	6,800	68,292	75,092	9,667	6,800	77,959	84,759	(20,458)	1984	06/19/2013
201 Spear Street	San Francisco, CA	100%	$125,000	40,279	85,941	126,220	23,451	40,279	109,392	149,671	(25,653)	1984	12/03/2013
Accenture Tower	Chicago, IL	100%	281,250	49,306	370,662	419,968	41,093	49,306	411,755	461,061	(102,370)	1987	12/16/2013
Ten Almaden	San Jose, CA	100%	(5)	7,000	110,292	117,292	11,216	7,000	121,508	128,508	(26,478)	1988	12/05/2014
Towers at Emeryville	Emeryville, CA	100%	(5)	35,774	147,167	182,941	25,660	35,774	172,827	208,601	(39,972)	1972/1975/1985	12/23/2014
3003 Washington Boulevard	Arlington, VA	100%	(6)	18,800	129,820	148,620	2,775	18,800	132,595	151,395	(30,547)	2014	12/30/2014
Park Place Village	Leawood, KS	100%	—	11,009	117,070	128,079	(51,158)	8,101	68,820	76,921	(2,634)	2007	06/18/2015
201 17th Street	Atlanta, GA	100%	(4)	5,277	86,859	92,136	11,867	5,277	98,726	104,003	(23,600)	2007	06/23/2015
515 Congress	Austin, TX	100%	(4)	8,000	106,261	114,261	12,241	8,000	118,502	126,502	(20,568)	1975	08/31/2015
The Almaden	San Jose, CA	100%	123,000	29,000	130,145	159,145	27,691	29,000	157,836	186,836	(29,395)	1980/1981	09/23/2015
3001 Washington Boulevard	Arlington, VA	100%	(6)	9,900	41,551	51,451	9,408	9,900	50,959	60,859	(8,946)	2015	11/06/2015
Carillon	Charlotte, NC	100%	88,800	19,100	126,979	146,079	15,972	19,100	142,951	162,051	(27,725)	1991	01/15/2016
	Total Properties Held for Investment			295,879	1,934,385	2,230,264	226,361	292,971	2,163,654	2,456,625	(502,556)
Property Held for Sale
Anchor Centre	Phoenix, AZ	100%	—	13,900	73,480	87,380	10,567	13,900	84,047	97,947	(23,073)	1984	05/22/2014
	Total Property Held for Sale			13,900	73,480	87,380	10,567	13,900	84,047	97,947	(23,073)
		TOTAL		$309,779	$2,007,865	$2,317,644	$236,928	$306,871	$2,247,701	$2,554,572	$(525,629)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2020
(dollar amounts in thousands)
____________________
(1) Building and improvements includes tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of impairment charges, write-offs of fully depreciated/amortized assets and property damage.
(3) The aggregate cost of real estate for federal income tax purposes was $2.8 billion (unaudited) as of December 31, 2020.
(4) As of December 31, 2020, these properties served as the security for the Modified Portfolio Revolving Loan Facility, which had an outstanding principal balance of $162.5 million.
(5) As of December 31, 2020, these properties served as the security for the Modified Portfolio Loan Facility, which had an outstanding principal balance of $472.9 million.
(6) As of December 31, 2020, these properties served as the security for the 3001 & 3003 Washington Mortgage Loan, which had an outstanding principal balance of $143.2 million.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2020
(dollar amounts in thousands)

	2020	2019	2018
Real Estate: (1)
Balance at the beginning of the year	$2,625,002	$3,573,511	$3,403,500
Acquisitions	—	—	132,100
Improvements	96,191	102,921	84,362
Construction in progress	—	19,035	35,518
Write off of fully depreciated and fully amortized assets	(18,832)	(50,590)	(48,388)
Impairments	(19,395)	(8,490)	—
Sale	(128,394)	(1,011,385)	(33,581)
Balance at the end of the year	$2,554,572	$2,625,002	$3,573,511
Accumulated depreciation and amortization: (1)
Balance at the beginning of the year	$(449,381)	$(536,990)	$(441,366)
Depreciation and amortization expense	(100,162)	(136,040)	(149,569)
Write off of fully depreciated and fully amortized assets	18,832	50,590	48,388
Sale	5,082	173,059	5,557
Balance at the end of the year	$(525,629)	$(449,381)	$(536,990)
_____________________
(1) Amounts include properties held for sale.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 12, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 12, 2021
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 12, 2021
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 12, 2021
Stacie K. Yamane
/s/ JEFFREY A. DRITLEY	Director	March 12, 2021
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	March 12, 2021
Stuart A. Gabriel, Ph.D.
/s/ RON D. STURZENEGGER	Director	March 12, 2021
Ron D. Sturzenegger