Form 10-Q
period 2021-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2021-05-14
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 10, 2021, there were 185,622,704 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Real estate:
Land	$292,971	$292,971
Buildings and improvements	2,103,728	2,087,990
Tenant origination and absorption costs	74,606	75,664
Total real estate held for investment, cost	2,471,305	2,456,625
Less accumulated depreciation and amortization	(526,184)	(502,556)
Total real estate held for investment, net	1,945,121	1,954,069
Real estate held for sale, net	—	74,874
Total real estate, net	1,945,121	2,028,943
Cash and cash equivalents	146,199	72,523
Restricted cash	5,812	5,288
Investment in an unconsolidated entity	226,976	233,592
Rents and other receivables, net	86,473	86,034
Above-market leases, net	423	449
Assets related to real estate held for sale, net	—	4,238
Prepaid expenses and other assets	80,745	73,258
Total assets	$2,491,749	$2,504,325
Liabilities and equity
Notes payable, net	$1,389,338	$1,388,365
Accounts payable and accrued liabilities	44,553	55,814
Due to affiliate	8,144	8,626
Distributions payable	9,227	9,187
Below-market leases, net	5,528	6,116
Liabilities related to real estate held for sale, net	—	874
Other liabilities	82,203	90,584
Total liabilities	1,538,993	1,559,566
Commitments and contingencies (Note 11)
Redeemable common stock	54,937	46,723
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 185,068,595 and 184,249,076 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,851	1,842
Additional paid-in capital	1,641,175	1,641,184
Cumulative distributions in excess of net income	(745,207)	(744,990)
Total stockholders’ equity	897,819	898,036
Total liabilities and equity	$2,491,749	$2,504,325

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$71,084	$71,618
Other operating income	3,651	6,084
Total revenues	74,735	77,702
Expenses:
Operating, maintenance and management	15,863	18,257
Real estate taxes and insurance	14,379	14,103
Asset management fees to affiliate	4,895	5,174
General and administrative expenses	1,722	1,677
Depreciation and amortization	27,399	27,392
Interest expense	6,815	48,789
Impairment charges on real estate	—	19,896
Total expenses	71,073	135,288
Other income (loss):
Other interest income	15	33
Equity in income (loss) of an unconsolidated entity	3,287	(1,161)
Loss from extinguishment of debt	—	(188)
Gain on sale of real estate, net	20,459	—
Total other income (loss), net	23,761	(1,316)
Net income (loss)	27,423	(58,902)
Net income attributable to noncontrolling interest	—	(1)
Net income (loss) attributable to common stockholders	$27,423	$(58,903)
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.15	$(0.32)
Weighted-average number of common shares outstanding, basic and diluted	184,865,217	181,587,779

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2021 and 2020 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2020	184,249,076	$1,842	$1,641,184	$(744,990)	$898,036	$—	$898,036
Net income	—	—	—	27,423	27,423	—	27,423
Issuance of common stock	1,109,258	12	11,314	—	11,326	—	11,326
Transfers to redeemable common stock	—	—	(8,214)	—	(8,214)	—	(8,214)
Redemptions of common stock	(289,739)	(3)	(3,109)	—	(3,112)	—	(3,112)
Distributions declared	—	—	—	(27,640)	(27,640)	—	(27,640)
Balance, March 31, 2021	185,068,595	$1,851	$1,641,175	$(745,207)	$897,819	$—	$897,819

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2019	180,970,743	$1,810	$1,600,416	$(617,171)	$985,055	$255	$985,310
Net (loss) income	—	—	—	(58,903)	(58,903)	1	(58,902)
Issuance of common stock	1,075,449	11	11,893	—	11,904	—	11,904
Transfers to redeemable common stock	—	—	(8,880)	—	(8,880)	—	(8,880)
Redemptions of common stock	(261,710)	(3)	(3,046)	—	(3,049)	—	(3,049)
Distributions declared	—	—	—	(27,149)	(27,149)	—	(27,149)
Other offering costs	—	—	(1)	—	(1)	—	(1)
Balance, March 31, 2020	181,784,482	$1,818	$1,600,382	$(703,223)	$898,977	$256	$899,233

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$27,423	$(58,902)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,399	27,392
Impairment charges on real estate	—	19,896
Equity in (income) loss of an unconsolidated entity	(3,287)	1,161
Distribution of operating cash flow from an unconsolidated entity	9,903	11,901
Deferred rents	(2,233)	(1,628)
Amortization of above- and below-market leases, net	(578)	(723)
Amortization of deferred financing costs	987	1,050
Unrealized (gain) loss on derivative instruments	(5,897)	33,991
Loss from extinguishment of debt	—	188
Gain on sale of real estate	(20,459)	—
Interest rate swap settlements for off-market swap instruments	731	—
Changes in operating assets and liabilities:
Rents and other receivables	(17)	(2,083)
Prepaid expenses and other assets	(10,182)	(10,718)
Accounts payable and accrued liabilities	(6,693)	(7,218)
Other liabilities	(320)	892
Due to affiliates	(482)	2,211
Net cash provided by operating activities	16,295	17,410
Cash Flows from Investing Activities:
Improvements to real estate	(19,182)	(29,448)
Proceeds from sale of real estate, net	98,000	—
Payments for construction in progress	—	(2,111)
Net cash provided by (used in) investing activities	78,818	(31,559)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	104,510
Principal payments on notes payable	—	(66,901)
Payments of deferred financing costs	(14)	(1,429)
Interest rate swap settlements for off-market swap instruments	(721)	—
Payments to redeem common stock	(3,112)	(3,049)
Payments of prepaid other offering costs	(792)	(739)
Payments of other offering costs	—	(1)
Distributions paid to common stockholders	(16,274)	(15,573)
Net cash (used in) provided by financing activities	(20,913)	16,818
Net increase in cash, cash equivalents and restricted cash	74,200	2,669
Cash, cash equivalents and restricted cash, beginning of period	77,811	49,272
Cash, cash equivalents and restricted cash, end of period	$152,011	$51,941
Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,005	$13,761
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$9,227	$9,064
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$11,326	$11,904
Accrued improvements to real estate	$15,064	$23,075
Acquisition fee related to construction in progress due to affiliate	$—	$33
Accrued interest rate swap settlements related to off-market swap instruments	$255	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2021, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of March 31, 2021, the Company owned 17 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”), which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of March 31, 2021, the Company had also sold 37,783,944 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $390.6 million. Also as of March 31, 2021, the Company had redeemed or repurchased 29,721,187 shares sold in the Offering for $325.4 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
1. ORGANIZATION (CONTINUED)
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants and its investment in the SREIT. From March 2020 through March 31, 2021, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. During the three months ended March 31, 2020, the Company did, however, recognize an impairment charge on an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail and restaurant tenants, which comprise approximately 4% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. In addition, since April 2020, the Company granted rent relief to a number of tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on its revolving credit facilities or exercise extension options due to covenants described in the Company’s loan agreements.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
March 31, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2021 and 2020, respectively.
Distributions declared per common share were $0.149 and $0.149 in the aggregate for the three months ended March 31, 2021 and 2020, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2020 through March 2020 and January 2021 through March 2021. For each monthly record date for distributions during the period from January 1, 2020 through March 31, 2020 and January 1, 2021 through March 31, 2021, distributions were calculated at a rate of $0.04983333 per share.
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
March 31, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through March 31, 2021, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
The Company has granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to the Company’s consolidated balance sheet as of March 31, 2021 or consolidated statement of operations for the three months ended March 31, 2021. As of March 31, 2021, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $4.0 million of rent deferrals for the period from March 2020 through August 2021 and granting $2.0 million in rental abatements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
As of March 31, 2021, the Company had $2.8 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $1.8 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the three months ended March 31, 2021, the Company recorded $0.4 million of rental abatements granted to tenants as a result of the COVID-19 pandemic.
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

3. REAL ESTATE
Real Estate Held for Investment
As of March 31, 2021, the Company’s real estate portfolio held for investment was composed of 17 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.5 million rentable square feet. As of March 31, 2021, the Company’s real estate portfolio held for investment was collectively 86% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2021 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Domain Gateway	09/29/2011	Austin	TX	Office	$69,464	$(12,794)	$56,670
Town Center	03/27/2012	Plano	TX	Office	132,407	(39,204)	93,203
McEwen Building	04/30/2012	Franklin	TN	Office	36,549	(8,508)	28,041
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	29,675	(7,507)	22,168
RBC Plaza	01/31/2013	Minneapolis	MN	Office	154,818	(53,282)	101,536
Preston Commons	06/19/2013	Dallas	TX	Office	134,273	(28,253)	106,020
Sterling Plaza	06/19/2013	Dallas	TX	Office	84,773	(21,299)	63,474
201 Spear Street	12/03/2013	San Francisco	CA	Office	150,275	(27,041)	123,234
Accenture Tower	12/16/2013	Chicago	IL	Office	467,925	(106,963)	360,962
Ten Almaden	12/05/2014	San Jose	CA	Office	129,364	(27,903)	101,461
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	210,632	(41,930)	168,702
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,254	(31,779)	119,475
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	77,341	(3,504)	73,837
201 17th Street	06/23/2015	Atlanta	GA	Office	104,003	(24,787)	79,216
515 Congress	08/31/2015	Austin	TX	Office	127,777	(21,713)	106,064
The Almaden	09/23/2015	San Jose	CA	Office	186,917	(31,307)	155,610
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,863	(9,425)	51,438
Carillon	01/15/2016	Charlotte	NC	Office	162,995	(28,985)	134,010
					$2,471,305	$(526,184)	$1,945,121
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
3. REAL ESTATE (CONTINUED)
As of March 31, 2021, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$360,962	14.5%	$29,215	$26.18	76.6%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2021, the leases had remaining terms, excluding options to extend, of up to 16.3 years with a weighted-average remaining term of 4.7 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.4 million and $8.6 million as of March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021 and 2020, the Company recognized deferred rent from tenants of $2.2 million and $1.6 million, respectively. As of March 31, 2021 and December 31, 2020, the cumulative deferred rent balance was $82.6 million and $81.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $19.5 million and $19.1 million of unamortized lease incentives as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

April 1, 2021 through December 31, 2021	$179,268
2022	213,060
2023	182,572
2024	164,954
2025	140,758
Thereafter	551,024
$1,431,636

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
3. REAL ESTATE (CONTINUED)
As of March 31, 2021, the Company’s office and office/retail properties were leased to approximately 590 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	115	$42,024	19.0%
Real Estate	53	22,498	10.2%
		$64,522	29.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2021, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2021, the Company’s net investments in real estate in California, Texas and Illinois represented 22.0%, 17.1% and 14.5% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Illinois real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Impairment of Real Estate
The Company did not record any impairment charges on its real estate properties during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recorded an impairment charge of $19.9 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic. As a result, many retail tenants have requested rent concessions as their businesses have been severely impacted.

4. REAL ESTATE SALES
During the three months ended March 31, 2021, the Company sold one office property to a purchaser unaffiliated with the Company or the Advisor, for $103.5 million, or $100.5 million net of credits given to the purchaser primarily for outstanding tenant improvements and lease incentives, before third-party closing costs of approximately $1.1 million and excluding disposition fees payable to the Advisor. The Company recognized a gain on sale of $20.5 million related to this disposition. During the year ended December 31, 2020, the Company sold a multifamily apartment complex held through a consolidated joint venture (“Hardware Village”) to a buyer unaffiliated with the joint venture, the Company or the Advisor for a purchase price of $178.0 million, before third-party closing costs, credits and the disposition fee payable to the Advisor. The Company recognized a gain on sale of $49.5 million related to the disposition of Hardware Village.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
4. REAL ESTATE SALES (CONTINUED)
The following summary presents the components of real estate held for sale, net as of December 31, 2020 (in thousands). No real estate properties were held for sale as of March 31, 2021:

December 31, 2020
Real estate held for sale, net:
Total real estate, at cost	$97,947
Accumulated depreciation and amortization	(23,073)
Real estate held for sale, net	74,874
Other assets	4,238
Total assets related to real estate held for sale	$79,112
Liabilities related to real estate held for sale
Other liabilities	$874
Total liabilities related to real estate held for sale	$874

The results of operations for the office property sold during the three months ended March 31, 2021 and the multifamily apartment complex held through a consolidated joint venture sold during the year ended December 31, 2020 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to these properties for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Revenues
Rental income	$209	$3,664
Other operating income	94	464
Total revenues	$303	$4,128
Expenses
Operating, maintenance, and management	$162	$1,537
Real estate taxes and insurance	87	553
Asset management fees to affiliate	37	411
General and administrative expenses	—	53
Depreciation and amortization	—	1,183
Interest expense	—	410
Total expenses	$286	$4,147

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of March 31, 2021 and December 31, 2020, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Cost	$74,606	$75,664	$1,146	$1,146	$(20,239)	$(20,239)
Accumulated Amortization	(49,758)	(48,714)	(723)	(697)	14,711	14,123
Net Amount	$24,848	$26,950	$423	$449	$(5,528)	$(6,116)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Amortization	$(2,102)	$(2,775)	$(26)	$(37)	$604	$760

6. INVESTMENT IN AN UNCONSOLIDATED ENTITY
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. As of March 31, 2021, REIT Properties III held 289,561,899 units of the SREIT which represented 27.3% of the outstanding units of the SREIT. As of March 31, 2021, the aggregate value of the Company’s investment in the units of the SREIT was $249.0 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.86 per unit as of March 31, 2021.
The Company has concluded that based on its 27.3% ownership interest as of March 31, 2021, it exercises significant influence over the operations, financial policies and decision making with respect to its investment in the SREIT. Accordingly, the Company has accounted for its investment in the SREIT under the equity method of accounting as of March 31, 2021. Income is allocated according to the Company’s ownership interest at each month-end and recorded as equity income (loss) from unconsolidated entity. Any dividends received from the SREIT reduces the carrying amount of the investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
6. INVESTMENT IN AN UNCONSOLIDATED ENTITY (CONTINUED)
As of March 31, 2021, the carrying value of the Company’s investment in the SREIT was $227.0 million. During the three months ended March 31, 2021 and 2020, the Company recorded equity in income from an unconsolidated entity of $3.3 million and equity in loss from an unconsolidated entity of $1.2 million, respectively, related to its investment in the SREIT. Equity in loss from an unconsolidated entity for the three months ended March 31, 2020 included $3.3 million related to the Company’s share of net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020.
During the three months ended March 31, 2021 and 2020, the Company received $9.9 million and $11.9 million, respectively, of dividends from its investment in the SREIT, which were recorded as a reduction of the Company’s carrying value of the investment. The Company elected to apply the nature of the distribution approach for purposes of presentation of the dividends on the statement of consolidated cash flows and classified the dividends received as operating activities on the statement of consolidated cash flows as of March 31, 2021 and 2020. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.
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

	As of
	March 31, 2021	December 31, 2020
Real estate, net	$1,304,137	$1,318,527
Total assets	1,348,014	1,383,372
Notes payable, net	479,141	480,352
Total liabilities	533,833	546,486
Total equity	814,181	836,886

	For the Three Months Ended March 31,
	2021	2020
Total revenues	$37,258	$35,462
Net income (loss)	12,037	(11,932)
Company’s share of net income (loss) (1)	$3,287	$(3,257)
_____________________
(1) The Company’s share of net loss for the three months ended March 31, 2020 excludes the $2.1 million gain recorded to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020, which was classified in equity in loss from an unconsolidated entity on the consolidated statement of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
7. NOTES PAYABLE
As of March 31, 2021 and December 31, 2020, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of March 31, 2021 (1)	Effective Interest Rate as of March 31, 2021 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$123,000	$123,000	3.65%	3.65%	Interest Only	12/01/2023
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	1.56%	Interest Only	01/05/2024
Carillon Mortgage Loan (4)	88,800	88,800	One-month LIBOR +1.40%	1.51%	Interest Only	04/11/2024
Modified Portfolio Loan Facility (5)	472,950	472,950	One-month LIBOR + 1.80%	1.91%	Interest Only	11/03/2021
Modified Portfolio Revolving Loan Facility (6)	162,500	162,500	One-month LIBOR + 1.50%	1.61%	Interest Only	03/01/2023
3001 & 3003 Washington Mortgage Loan	143,245	143,245	One-month LIBOR + 1.45%	1.56%	Interest Only (7)	06/01/2024
Accenture Tower Revolving Loan (8)	281,250	281,250	One-month LIBOR + 2.25%	2.36%	Interest Only	11/02/2023
Total notes payable principal outstanding	$1,396,745	$1,396,745
Deferred financing costs, net	(7,407)	(8,380)
Total Notes Payable, net	$1,389,338	$1,388,365
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2021. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2021, consisting of the contractual interest rate and using interest rate indices as of March 31, 2021, where applicable. For information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2021; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of March 31, 2021, The Almaden Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Almaden Mortgage Loan bears interest at a fixed rate of 3.65% for the initial term of the loan and a floating rate of 350 basis points over one-month LIBOR during the extension options, subject to a minimum interest rate of 3.65%.
(4) As of March 31, 2021, $88.8 million of term debt of the Carillon Mortgage Loan was outstanding and $22.2 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(5) As of March 31, 2021, the Modified Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. As of March 31, 2021, the face amount of the Modified Portfolio Loan Facility was $630.6 million, of which $472.9 million is term debt and $157.7 million is revolving debt. As of March 31, 2021, the outstanding balance under the loan consisted of $472.9 million of term debt and the entire revolving portion of the Portfolio Loan Facility remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Modified Portfolio Loan Facility has one additional 12-month extension option, subject to certain terms and conditions as described in the loan documents.
(6) As of March 31, 2021, the Modified Portfolio Revolving Loan Facility was secured by 515 Congress, Domain Gateway, the McEwen Building, Gateway Tech Center and 201 17th Street. As of March 31, 2021, the outstanding balance under the Modified Portfolio Revolving Loan Facility consisted of $162.5 million of term debt and an additional $162.5 million of revolving debt remained available upon satisfaction of certain loan conditions set forth in the loan documents. The Modified Portfolio Revolving Loan Facility has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents.
(7) Represents the payment type required as of March 31, 2021. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(8) As of March 31, 2021, the outstanding balance under the Accenture Tower Revolving Loan consisted of $281.3 million of term debt and an additional $93.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of March 31, 2021, the Accenture Tower Revolving Loan has two 12-month extension options, subject to certain terms and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
7. NOTES PAYABLE (CONTINUED)
During the three months ended March 31, 2021 and 2020, the Company incurred $6.8 million and $48.8 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.0 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which decreased interest expense by $1.5 million for the three months ended March 31, 2021 and increased interest expense by $34.7 million for the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, $4.0 million and $4.0 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2021 (in thousands):

April 1, 2021 through December 31, 2021	$472,950
2022	—
2023	566,750
2024	357,045
2025	—
Thereafter	—
$1,396,745

The Company’s notes payable contain financial debt covenants. As of March 31, 2021, the Company was in compliance with these debt covenants.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
8. DERIVATIVE INSTRUMENTS (CONTINUED)
As of March 31, 2021, the Company has entered into eight interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2021 and December 31, 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2021		December 31, 2020			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2021
Derivative instruments not designated as hedging instruments
Interest rate swaps	8	$1,121,290	8	$1,121,590	One-month LIBOR/ Fixed at 0.70% - 2.11%	1.7%	2.0

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		March 31, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Other liabilities, at fair value (1)	8	$(29,434)	8	$(35,331)
_____________________
(1) As of March 31, 2021 and December 31, 2020, other liabilities included a $6.1 million and $7.8 million liability, respectively, related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$4,379	$747
Unrealized (gain) loss on interest rate swaps (1)	(5,897)	33,991
(Decrease) increase in interest expense as a result of derivatives	$(1,518)	$34,738
_____________________
(1) For the three months ended March 31, 2021, unrealized gain on interest rate swaps included a $1.7 million unrealized gain related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
9. FAIR VALUE DISCLOSURES (CONTINUED)
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2021 and December 31, 2020, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,396,745	$1,389,338	$1,383,922	$1,396,745	$1,388,365	$1,380,143

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
As of March 31, 2021, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives - interest rate swaps (1)	$(29,434)	$—	$(29,434)	$—
_____________________
(1) Includes a $6.1 million liability related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

10. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. During the three months ended March 31, 2021 and 2020, the Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
As of January 1, 2020, the Company, together with KBS REIT II, KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2020, the Company renewed its participation in the program. The program is effective through June 30, 2021.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2021 and 2020, respectively, and any related amounts payable as of March 31, 2021 and December 31, 2020 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2021	2020	2021	2020
Expensed
Asset management fees (1)	$4,895	$5,174	$8,046	$8,529
Reimbursement of operating expenses (2)	215	109	98	97
Disposition fees (3)	1,005	—	—	—
Capitalized
Acquisition fee on development project	—	33	—	—
	$6,115	$5,316	$8,144	$8,626
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $130,000 and $91,000 for the three months ended March 31, 2021 and 2020, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2021 and 2020, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three months ended March 31, 2021 and 2020, the Advisor did not incur any costs for the supplemental coverage obtained by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
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
As of March 31, 2021 and December 31, 2020, the Company had accrued and deferred payment of $8.0 million and $8.5 million of asset management fees under the Advisory Agreement, respectively.
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
During the three months ended March 31, 2021 and 2020, the Company recognized $83,000 and $81,000 of revenue related to this lease, respectively.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
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
During the three months ended March 31, 2021 and 2020, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities. See Note 11 “Commitments and Contingencies - Participation Fee Liability”.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2021.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
On January 9, 2020, the Company filed a definitive proxy statement with the SEC seeking approval from its stockholders of, among other proposals, two proposals related to the Company’s pursuit of conversion to a non-listed, perpetual-life “NAV REIT.” On May 7, 2020 at the Company’s annual meeting of stockholders, the Company’s stockholders approved the proposal to accelerate the payment of incentive compensation to the Advisor, upon the Company’s conversion to an NAV REIT. With respect to the incentive fee structure currently in effect with the Advisor, the triggering events for payment of the incentive fee are generally expected to occur, if ever, upon a listing of the Company’s shares of stock on a national securities exchange or a significant distribution of cash in connection with a sale of all or a substantial amount of the Company’s assets. These triggering events are inconsistent with a perpetual-life NAV REIT that intends to provide liquidity to its stockholders through a share redemption program and/or periodic self-tender offers. If the Company converts to an NAV REIT, in order to properly align the Advisor’s and its affiliates’ incentive fee compensation structure with the Company’s proposed perpetual-life strategy, the Company intends to revise its incentive fee structure. With respect to the historical performance period from inception through conversion to an NAV REIT, the Company sought and obtained stockholder approval to accelerate the payment of the incentive compensation upon conversion to a perpetual-life NAV REIT, subject to certain conditions. Such accelerated payment is subject to further approval of the conflicts committee of the Company’s board of directors, after the proposed amount of the accelerated payment of the incentive fee has been determined. In connection with the determination of the May 13, 2021 estimated value per share of the Company’s common stock, the Advisor determined that there would be no liability related to the subordinated participation in net cash flows at that time, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties; however, changes to the fair values of assets and liabilities could have a material impact to the incentive fee calculation. As the global impact of the COVID-19 pandemic continues to evolve, severely impacting global economic activity and causing significant volatility and negative pressure in the financial markets, including the U.S. real estate office market and the industries of the Company’s tenants, the Company’s conflicts committee and board of directors continue to evaluate whether the proposed conversion to an NAV REIT remains in the best interest of the Company’s stockholders.

12. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2021, the Company paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 19, 2021. On May 3, 2021, the Company paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2021.
Distributions Authorized
On May 13, 2021, the Company’s board of directors authorized a May 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on May 20, 2021, which the Company expects to pay in June 2021.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
12. SUBSEQUENT EVENTS (CONTINUED)
Updated Estimated Value Per Share
On May 13, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.77 based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of shares outstanding, all as of March 31, 2021, with the exception of adjustments to the Company’s net asset value to give effect to the change in the estimated value of the Company’s investment in units of the SREIT (SGX-ST Ticker: OXMU) as of April 29, 2021. For a full description of the limitations, methodologies and assumptions used to value the Company’s assets and liabilities in connection with the calculation of the Company’s estimated value per share, see the Company’s Current Report on Form 8-K, filed with the SEC on May 14, 2021.
Updated Dividend Reinvestment Plan Pricing
Pursuant to the Company’s dividend reinvestment plan, participants in the dividend reinvestment plan will acquire shares of the Company’s common stock under the plan at a price equal to 95% of the estimated value per share of the Company’s common stock. As such, commencing on the next dividend reinvestment plan purchase date, which is June 1, 2021, participants will acquire shares of the Company’s common stock under the plan at a price equal to 95% of $10.77, or $10.23 per share.
If a participant wishes to terminate participation in the Company’s dividend reinvestment plan effective for the June 1, 2021 purchase date, participants must notify the Company in writing of such decision, and the Company must receive the notice by the close of business on May 24, 2021.
Updated Share Redemption Program Pricing
In accordance with the Company’s share redemption program, the redemption price for shares eligible for redemption is calculated based upon the updated estimated value per share. Redemptions made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”) are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. All other shares eligible for redemption (“Ordinary Redemptions”) will be made at a price per share equal to 95% of the most recent estimated value per share of the Company’s common stock as of the applicable redemption date.
Effective May 13, 2021, the redemption price for all stockholders will be calculated based on the May 13, 2021 estimated value per share. For a stockholder’s shares to be eligible for redemption in a given month or to withdraw a redemption request, the Company must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by the Company at least five business days before the redemption date.
The Company’s share redemption program includes numerous restrictions that limit stockholders’ ability to sell their shares to the Company and Ordinary Redemptions are currently suspended under the share redemption program.

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
•Our significant investment in the equity securities of the SREIT, a traded Singapore real estate investment trust, is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to the quantity of units held by us relative to the trading volume of the units. The COVID-19 pandemic has caused significant negative pressure in the financial markets. Since March 2020, the trading price of the common units of the SREIT has experienced substantial volatility; however, the units have recovered a substantial portion of their losses since the low in March 2020.
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
•Though we remain focused on providing increased liquidity to stockholders, and we currently anticipate providing up to $350 million of additional liquidity to our stockholders in 2021, we can provide no assurance that we will be able to provide such additional liquidity to stockholders.
•In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program, and Ordinary Redemptions have remained suspended as we navigate through the impact of the COVID-19 pandemic and evaluate our proposed conversion to an NAV REIT. Ordinary Redemptions are all redemptions other than Special Redemptions. Redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” are “Special Redemptions.” Moreover, our current share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us. As of May 1, 2021, we had $41.7 million available for redemptions for the remainder of 2021, including the reserve for Special Redemptions. We cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program and/or any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”), and the risks identified in Part II, Item 1A herein.

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
We have invested in a diverse portfolio of real estate investments. As of March 31, 2021, we owned 17 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of March 31, 2021, we had also sold 37,783,944 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $390.6 million. Also as of March 31, 2021, we had redeemed or repurchased 29,721,187 shares sold in our initial public offering for $325.4 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Section 5.11 of our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by September 30, 2020, unless a majority of the conflicts committee of our board of directors, composed solely of all of our independent directors, determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee assessed our portfolio of investments, and with consideration of the then current market conditions, including the uncertainty as a result of the COVID-19 pandemic and lack of liquidity in the marketplace, as well as our pursuit of conversion to a perpetual-life NAV REIT, on August 11, 2020, our conflicts committee unanimously determined to postpone approval of our liquidation. Section 5.11 of our charter requires that the conflicts committee revisit the issue of liquidation at least annually. At our annual meeting of stockholders held on May 7, 2020, our stockholders approved the removal of Section 5.11 of our charter. As set forth in the proxy statement for our annual meeting of stockholders, implementation of this amendment to our charter and our conversion to an NAV REIT remain subject to further approval of our conflicts committee.

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
During the year ended December 31, 2020 and the three months ended March 31, 2021, we did not experience significant disruptions in our operations from the COVID-19 pandemic. Many of our tenants have suffered reductions in revenue since March 2020. In general, our retail and restaurant tenants, which comprise approximately 4% of our annualized base rent as of March 31, 2021, have been more severely impacted by the COVID-19 pandemic than our office tenants. Depending upon the duration of the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. Rent collections for the quarter ended March 31, 2021 were approximately 98%. We have granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to our consolidated balance sheet as of March 31, 2021 or consolidated statement of operations for the three months ended March 31, 2021. As of March 31, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $4.0 million of rent deferrals for the period from March 2020 through August 2021 and granting $2.0 million in rental abatements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of March 31, 2021, 76 tenants were granted rental deferrals, rental abatements and/or rent restructures, of which 36 of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period, three of these tenants early terminated their leases and five of these tenant leases were modified at lower rental rates and/or based on a percentage of the tenant’s gross receipts. As of March 31, 2021, 13 of the 76 tenants continue to be in the rental deferral and/or rental abatement periods as granted in accordance with their agreements.
As of March 31, 2021, we had $2.8 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $1.8 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the three months ended March 31, 2021, we recorded $0.4 million of rental abatements granted to tenants as a result of the COVID-19 pandemic. Subsequent to March 31, 2021, we have not seen a material impact on our rent collections. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Current collections and rent relief requests to date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2021 and thereafter cannot, however, be determined at present.
In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections decline at our properties. During the three months ended March 31, 2020, we recognized an impairment charge of $19.9 million for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic.
We have also made a significant investment in the common units of the SREIT. In addition to the risks similar to above with respect to the SREIT’s investments in US office properties, our investment in the units of the SREIT is subject to the risks inherent in investing in traded securities. Since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility; however, the units have recovered a substantial portion of their losses since the low in March 2020. For purposes of the May 13, 2021 estimated value per share, we valued our investment in units of the SREIT at $223.7 million, based on the trading price of the units of the SREIT as of closing on April 29, 2021 less a discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units. As of May 14, 2021, the aggregate value of our investment in the units of the SREIT was $244.7 million, which was based solely on the closing price of the units on the Singapore Exchange Securities Traded Limited (the “SGX-ST”) of $0.85 per unit as of May 14, 2021 and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.
We continue to evaluate the impact and uncertainty of the COVID-19 pandemic on our real estate portfolio’s ongoing cash flows and monthly stockholder distributions. We can give no certainty to the amount of future monthly stockholder distributions which will depend in large part on the amount of tenant rent collections each month and the impact on our operating cash flows.
As of March 31, 2021, we had $406.1 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements. As of March 31, 2021, we had $472.9 million of notes payable related to the Modified Portfolio Loan Facility maturing during the 12 months ending March 31, 2022, which could be extended beyond the next 12 months, subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit our ability to draw on our revolving credit facilities or exercise our extension options due to covenants described in our loan agreements. However, we believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

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
Our investment in the SREIT units generates cash flow in the form of dividend income. As of March 31, 2021, our investment in the SREIT units had a carrying value of $227.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of March 31, 2021, we had mortgage debt obligations in the aggregate principal amount of $1.4 billion, with a weighted-average remaining term of 1.9 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. As of March 31, 2021, we had $472.9 million of notes payable related to the Modified Portfolio Loan Facility maturing during the 12 months ending March 31, 2022, which could be extended beyond the next 12 months, subject to certain conditions set forth in the loan agreements. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of March 31, 2021, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of March 31, 2021, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. As of March 31, 2021, we had $406.1 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements.
We paid cash distributions to our stockholders during the three months ended March 31, 2021 using cash flow from operations from current and prior periods and proceeds from the sale of real estate. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Although we can offer no assurances, we remain focused on providing increased liquidity to stockholders, and we currently anticipate providing up to $350 million of additional liquidity to our stockholders in 2021. We expect to fund this additional liquidity to stockholders with up to approximately $100 million of available cash on hand and by drawing up to $250 million under our existing credit facilities.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2021 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the three months ended March 31, 2021, net cash provided by operating activities was $16.3 million, compared to net cash provided by operating activities of $17.4 million during the three months ended March 31, 2020. Net cash provided by operating activities was lower in 2021 primarily as a result of lower dividends received from our investment in the SREIT in 2021, the timing of payments of operating expenses and the sale of Anchor Centre on January 19, 2021. Cash flows provided by operating activities may decrease in future periods to the extent our tenants are impacted by COVID-19 and defer rent payments or are unable to pay rent.
Cash Flows from Investing Activities
Net cash provided by investing activities was $78.8 million for the three months ended March 31, 2021 and consisted of the following:
•$98.0 million of net proceeds from the sale of Anchor Centre, offset by
•$19.2 million used for improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2021, net cash used in financing activities was $20.9 million and primarily consisted of the following:
•$16.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $11.3 million;
•$3.1 million of cash used for redemptions of common stock;
•Payment of other organization and offering costs of $0.8 million related to our pursuit of conversion to an NAV REIT; and
•$0.7 million used for interest rate swap settlements for off-market swap instruments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of March 31, 2021, our borrowings and other liabilities were approximately 54% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of March 31, 2021, we had accrued and deferred payment of $8.0 million of asset management fees under the advisory agreement.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
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
On January 9, 2020, we filed a definitive proxy statement with the SEC in connection with the annual meeting of stockholders to vote on, among other proposals, two proposals related to our pursuit of conversion to an NAV REIT. On May 7, 2020 at our annual meeting of stockholders, our stockholders approved the proposal to accelerate the payment of incentive compensation to our advisor, upon our conversion to an NAV REIT. However, the proposed acceleration of the payment of incentive compensation to our advisor remains subject to further approval of the conflicts committee, after the proposed amount of the accelerated payment of the incentive fee has been determined. In connection with the determination of the May 13, 2021 estimated value per share of our common stock, our advisor determined that there would be no liability related to the Subordinated Participation in Net Cash Flows at that time, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties; however, changes to the fair values of assets and liabilities could have a material impact to the incentive fee calculation.

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

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2021 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
Outstanding debt obligations (1)	$1,396,745	$472,950	$566,750	$357,045	$—
Interest payments on outstanding debt obligations (2) (4)	56,158	19,898	34,925	1,335	—
Interest payments on interest rate swaps (3) (4)	32,612	13,348	19,264	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of March 31, 2021; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2021, consisting of the contractual interest rate and using interest rate indices as of March 31, 2021, where applicable.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of March 31, 2021.
(4) We incurred interest expense of $11.7 million, excluding amortization of deferred financing costs totaling $1.0 million and unrealized gains on derivative instruments of $5.9 million during the three months ended March 31, 2021.

Results of Operations
Overview
As of March 31, 2020, we owned 18 office properties, one mixed-use office/retail property and a multifamily apartment complex held through a consolidated joint venture (“Hardware Village”). In addition, we owned an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. Subsequent to March 31, 2020, we sold one office property, Hardware Village and originated one real estate loan receivable secured by a deed of trust in May 2020, which was paid off in December 2020. As a result, as of March 31, 2021, we owned 17 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the three months ended March 31, 2021 and 2020 are not directly comparable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended March 31, 2021 versus the three months ended March 31, 2020
The following table provides summary information about our results of operations for the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2021	2020
Rental income	$71,084	$71,618	$(534)	(1)%	$(3,455)	$2,921
Other operating income	3,651	6,084	(2,433)	(40)%	(370)	(2,063)
Operating, maintenance and management	15,863	18,257	(2,394)	(13)%	(1,375)	(1,019)
Real estate taxes and insurance	14,379	14,103	276	2%	(466)	742
Asset management fees to affiliate	4,895	5,174	(279)	(5)%	(374)	95
General and administrative expenses	1,722	1,677	45	3%	n/a	n/a
Depreciation and amortization	27,399	27,392	7	—%	(1,183)	1,190
Interest expense	6,815	48,789	(41,974)	(86)%	(410)	(41,564)
Impairment charges on real estate	—	19,896	(19,896)	(100)%	—	(19,896)
Other interest income	15	33	(18)	(55)%	n/a	n/a
Equity in income (loss) of an unconsolidated entity	3,287	(1,161)	4,448	(383)%	—	4,448
Loss from extinguishment of debt	—	(188)	188	(100)%	—	188
Gain on sale of real estate, net	20,459	—	20,459	100%	20,459	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 related to real estate dispositions on or after January 1, 2020.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased slightly from $71.6 million for the three months ended March 31, 2020 to $71.1 million for the three months ended March 31, 2021. The decrease in rental income was primarily due to the dispositions of Hardware Village in May 2020 and Anchor Centre in January 2021, partially offset by an increase in rental income related to the commencement of a lease at Domain Gateway in January 2021 and lease termination income received during the three months ended March 31, 2021. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions or recoveries as a result of the COVID-19 pandemic. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Other operating income decreased from $6.1 million during the three months ended March 31, 2020 to $3.7 million for the three months ended March 31, 2021. The decrease in other operating income was primarily due to a decrease in parking revenues and operating expense recoveries for properties held throughout both periods due to a decrease in physical occupancy as a result of the COVID-19 pandemic and the disposition of Anchor Centre in January 2021. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions or recoveries as a result of the COVID-19 pandemic.
Operating, maintenance and management costs decreased from $18.3 million for the three months ended March 31, 2020 to $15.9 million for the three months ended March 31, 2021. The decrease in operating, maintenance and management costs was primarily due to the dispositions of Hardware Village in May 2020 and Anchor Centre in January 2021 and an overall decrease in operating costs at properties held throughout both periods due to a decrease in physical occupancy as a result of the COVID-19 pandemic.  We expect operating, maintenance and management costs to fluctuate in future periods as a result of general inflation for properties that we continue to own, and business disruptions or recoveries as a result of the COVID-19 pandemic, offset by a decrease due to the disposition of Anchor Centre.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Real estate taxes and insurance increased from $14.1 million for the three months ended March 31, 2020 to $14.4 million for the three months ended March 31, 2021. The increase in real estate taxes and insurance was primarily due to an increase in real estate taxes due to higher property tax assessments for real estate properties, partially offset by a decrease due to the dispositions of Hardware Village in May 2020 and Anchor Centre in January 2021. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own offset by a decrease due to the disposition of Anchor Centre.
Asset management fees with respect to our real estate investments decreased from $5.2 million for the three months ended March 31, 2020 to $4.9 million for the three months ended March 31, 2021 primarily due to the dispositions of Hardware Village in May 2020 and Anchor Centre in January 2021, partially offset by an increase in capital improvements at real estate properties held throughout both periods. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties offset by a decrease due to the disposition of Anchor Centre. As of March 31, 2021, there were $8.0 million of accrued and deferred asset management fees. For a discussion of accrued and deferred asset management fees, see “-Liquidity and Capital Resources” herein.
General and administrative expenses remained consistent at $1.7 million for the three months ended March 31, 2020 and 2021. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, audit costs and third party transfer agent fees. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization remained consistent at $27.4 million for the three months ended March 31, 2020 and 2021, primarily due to a decrease as a result of the sale of Anchor Centre in January 2021, offset by an increase in depreciation and amortization due to an increase in capital improvements at properties held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $48.8 million for the three months ended March 31, 2020 to $6.8 million for the three months ended March 31, 2021. Included in interest expense was (i) $13.0 million and $7.3 million of interest expense payments for the three months ended March 31, 2020 and 2021, respectively, (ii) the amortization of deferred financing costs of $1.1 million and $1.0 million for the three months ended March 31, 2020 and 2021, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $34.7 million and decreased interest expense by $1.5 million for the three months ended March 31, 2020 and 2021, respectively. The decrease in interest expense was primarily due to a lower 30-day LIBOR during the three months ended March 31, 2021 and its impact on interest expense related to our variable rate debt and a decrease in interest expense due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges as well as the pay offs and/or refinancing of loans during the year ended December 31, 2020. In general, we expect interest expense to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges, fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings.
During the three months ended March 31, 2020, we recorded non-cash impairment charges of $19.9 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic. We did not record any impairment charges on our real estate properties during the three months ended March 31, 2021.
Equity in income (loss) of an unconsolidated entity relates to our investment in the SREIT. We recorded equity in loss of an unconsolidated entity of $1.2 million and equity in income of an unconsolidated entity of $3.3 million related to our investment in the SREIT during the three months ended March 31, 2020 and 2021, respectively. Equity in loss of an unconsolidated entity during the three months ended March 31, 2020 included $3.3 million related to our share of the net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to our investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020. Based on our 27.3% ownership interest in the SREIT as of March 31, 2021, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of March 31, 2021. We expect our equity in income (loss) of an unconsolidated entity related to our investment in the SREIT to vary based on occupancy rates and rental rates of the SREIT’s real estate investments and uncertainty and business disruptions as a result of the COVID-19 pandemic.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We recognized a gain on sale of real estate of $20.5 million related to the disposition of Anchor Centre during the three months ended March 31, 2021. We did not recognize any gain on sale of real estate during the three months ended March 31, 2020.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO, MFFO and Adjusted MFFO, we are providing information related to the proportion of Adjusted MFFO related to properties sold in 2020 and during the three months ended March 31, 2021.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO and Adjusted MFFO, for the three months ended March 31, 2021 and 2020, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$27,423	$(58,903)
Depreciation of real estate assets	21,162	20,218
Amortization of lease-related costs	6,237	7,174
Impairment charges on real estate	—	19,896
Gain on sale of real estate, net	(20,459)	—
Adjustment for investment in an unconsolidated entity (1)	4,516	2,354
FFO attributable to common stockholders (2)	38,879	(9,261)
Straight-line rent and amortization of above- and below-market leases, net	(2,811)	(2,351)
Loss from extinguishment of debt	—	188
Unrealized (gains) losses on derivative instruments	(5,897)	33,991
Adjustment for investment in an unconsolidated entity (1)	(3,006)	3,801
MFFO attributable to common stockholders (2)	27,165	26,368
Adjustment for a contractual rent payment received but deferred (3)	—	381
Adjusted MFFO attributable to common stockholders (2)	$27,165	$26,749
_____________________
(1) Reflects our noncontrolling interest share of adjustments to convert our net income (loss) attributable to common stockholders to FFO and MFFO for our equity investment in an unconsolidated entity.
(2) FFO, MFFO and Adjusted MFFO include $0.8 million of lease termination income for the three months ended March 31, 2021.
(3) Adjustment for rent contractually due and collected per the terms of a lease agreement, but deferred and not recognized into rental income for purposes of GAAP as the tenant improvements are under construction. We began recognizing this deferred revenue over the term of the lease beginning January 1, 2021.
Our calculation of Adjusted MFFO above includes amounts related to the operations of an office property sold on January 19, 2021 and the multifamily apartment complex held by the Hardware Village joint venture that was sold on May 7, 2020. Please refer to the table below with respect to the proportion of Adjusted MFFO related to the real estate properties sold (in thousands).

	For the Three Months Ended March 31,
	2021	2020
Adjusted MFFO by component:
Assets held for investment	$27,157	$25,711
Real estate properties sold	8	1,038
Adjusted MFFO	$27,165	$26,749

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first quarter of 2021 (in thousands, except per share amounts):

Period	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
			Cash	Reinvested	Total
First Quarter 2021	$27,640	$0.149	$16,274	$11,326	$27,600	$16,295
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2021 through March 31, 2021, distributions were calculated at a rate of $0.04983333 per share.
(2) Distributions are paid on a monthly basis. Distributions for the monthly record date of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2021, we paid aggregate distributions of $27.6 million, including $16.3 million of distributions paid in cash and $11.3 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the three months ended March 31, 2021 was $27.4 million. FFO for the three months ended March 31, 2021 was $38.9 million and cash flow from operating activities was $16.3 million. See the reconciliation of FFO to net income attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $16.3 million of cash flow from current operating activities, $4.2 million of cash flow from operating activities in excess of distributions paid during prior periods and $7.1 million of proceeds from the sale of real estate. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
We continue to evaluate the impact and uncertainty of the COVID-19 pandemic on our real estate portfolio’s ongoing cash flows and monthly stockholder distributions. We can give no certainty to the amount of future monthly stockholder distributions which will depend in large part on the amount of tenant rent collections each month and the impact on our operating cash flows.
Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the sales or repayment of real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements”, “-Market Outlook - Real Estate and Real Estate Finance Markets,” “-Liquidity and Capital Resources,” and “-Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, and those discussed in Part II, Item 1A herein. Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; the level of participation in our dividend reinvestment plan; and the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the SREIT. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. There have been no significant changes to our policies during 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2021, we paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 19, 2021. On May 3, 2021, we paid distributions of $9.2 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2021.
Distributions Authorized
On May 13, 2021, our board of directors authorized a May 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on May 20, 2021, which we expect to pay in June 2021.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Updated Estimated Value Per Share
On May 13, 2021, our board of directors approved an estimated value per share of our common stock of $10.77 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of March 31, 2021, with the exception of adjustments to our net asset value to give effect to the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of April 29, 2021. For a full description of the limitations, methodologies and assumptions used to value our assets and liabilities in connection with the calculation of our estimated value per share, see our Current Report on Form 8-K, filed with the SEC on May 14, 2021.
Updated Dividend Reinvestment Plan Pricing
Pursuant to our dividend reinvestment plan, participants in the dividend reinvestment plan will acquire shares of our common stock under the plan at a price equal to 95% of the estimated value per share of our common stock. As such, commencing on the next dividend reinvestment plan purchase date, which is June 1, 2021, participants will acquire shares of our common stock under the plan at a price equal to 95% of $10.77, or $10.23 per share.
If a participant wishes to terminate participation in the dividend reinvestment plan effective for the June 1, 2021 purchase date, participants must notify us in writing of such decision, and we must receive the notice by the close of business on May 24, 2021.
Updated Share Redemption Program Pricing
In accordance with our share redemption program, the redemption price for shares eligible for redemption is calculated based upon the updated estimated value per share. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. Ordinary Redemptions are made at a price per share equal to 95% of the most recent estimated value per share of our common stock as of the applicable redemption date.
Effective May 13, 2021, the redemption price for all stockholders will be calculated based on the May 13, 2021 estimated value per share. For a stockholder’s shares to be eligible for redemption in a given month or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us at least five business days before the redemption date.
The share redemption program includes numerous restrictions that limit stockholders’ ability to sell their shares and Ordinary Redemptions are currently suspended under the share redemption program.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the future acquisition and origination of mortgage and other loans. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level or by utilizing a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2021, the fair value of our fixed rate debt was $125.4 million and the outstanding principal balance of our fixed rate debt was $123.0 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2021.  As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $152.5 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. Based on interest rates as of March 31, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2022, interest expense on our variable rate debt would increase or decrease by $1.5 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of March 31, 2021 were 3.7% and 3.2%, respectively.  The weighted-average effective interest rate represents the actual interest rate in effect as of March 31, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2021 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We are exposed to financial market risk with respect to our investment in the SREIT (SGX-ST Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a director of the external manager of the SREIT, and an affiliate of our advisor services as the U.S. asset manager to the SREIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of March 31, 2021, we held 289,561,899 units of the SREIT which represented 27.3% of the outstanding units of the SREIT. As of March 31, 2021, the aggregate value of our investment in the units of the SREIT was $249.0 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.86 per unit as of March 31, 2021, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. Based solely on the closing price per unit of the SREIT units as of March 31, 2021, if prices were to increase or decrease by 10% upon sale of all of our 289,561,899 units of the SREIT, our net income would increase by $46.9 million or decrease by $2.9 million, respectively.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook – Real Estate and Real Estate Finance Markets” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations, our investment in the SREIT or the global economy as a whole. Many of our tenants have suffered reductions in revenue since March 2020. In general, our retail and restaurant tenants, which comprise approximately 4% of our annualized base rent as of March 31, 2021, have been more severely impacted by the COVID-19 pandemic than our office tenants. Depending upon the duration of the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. Rent collections for the quarter ended March 31, 2021 were approximately 98%. We have granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to our consolidated balance sheet as of March 31, 2021 or consolidated statement of operations for the three months ended March 31, 2021. As of March 31, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $4.0 million of rent deferrals for the period from March 2020 through August 2021 and granting $2.0 million in rental abatements.
As of March 31, 2021, 76 tenants were granted rental deferrals, rental abatements and/or rent restructures, of which 36 of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period, three of these tenants early terminated their leases and five of these tenant leases were modified at lower rental rates and/or based on a percentage of the tenant’s gross receipts. As of March 31, 2021, 13 of the 76 tenants continue to be in the rental deferral and/or rental abatement periods as granted in accordance with their agreements.
As of March 31, 2021, we had $2.8 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $1.8 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the three months ended March 31, 2021, we recorded $0.4 million of rental abatements granted to tenants as a result of the COVID-19 pandemic. Subsequent to March 31, 2021, we have not seen a material impact on our rent collections. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Current collections and rent relief requests to date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2021 and thereafter cannot, however, be determined at present.
In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections decline at our properties. During the three months ended March 31, 2020, we recognized an impairment charge of $19.9 million for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic.
We have also made a significant investment in the common units of the SREIT. In addition to the risks similar to above with respect to the SREIT’s investments in US office properties, our investment in the units of the SREIT is subject to the risks inherent in investing in traded securities. Since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility; however, the units have recovered a substantial portion of their losses since the low in March 2020. As of March 31, 2021, the aggregate value of our investment in the units of the SREIT was $249.0 million, which was based solely on the closing price of the units on the SGX-ST of $0.86 per unit as of March 31, 2021, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. As of May 14, 2021, the aggregate value of our investment in the units of the SREIT was $244.7 million, which was based solely on the closing price of the units on the SGX-ST of $0.85 per unit as of May 14, 2021 and did not take into account the any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units.
We continue to evaluate the impact and uncertainty of the COVID-19 pandemic on our real estate portfolio’s ongoing cash flows and monthly stockholder distributions. We can give no certainty to the amount of future monthly stockholder distributions which will depend in large part on the amount of tenant rent collections each month and the impact on our operating cash flows.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
As of March 31, 2021, we had $406.1 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements. As of March 31, 2021, we had $472.9 million of notes payable related to the Modified Portfolio Loan Facility maturing during the 12 months ending March 31, 2022, which could be extended beyond the next 12 months, subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit our ability to draw on our revolving credit facilities or exercise our extension options due to covenants described in our loan agreements.
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
In connection with our pursuit of a NAV REIT strategy, in December 2019, the board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program, and Ordinary Redemptions have remained suspended as we navigate through the impact of the COVID-19 pandemic and evaluate our proposed conversion to an NAV REIT. Upon suspension, all Ordinary Redemptions requests that had been received were cancelled and no Ordinary Redemptions requests will be accepted or collected during the suspension of the share redemption program. However, any redemptions sought in connection with and meeting the requirements for a Special Redemptions (defined below) would still be eligible and continue to be processed in accordance with the current share redemption program, subject to the restrictions described below.
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
On December 7, 2020, our board of directors approved an estimated value per share of our common stock of $10.74 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2020, with the exception of adjustments to our net asset value to give effect to the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of December 1, 2020. Effective December 7, 2020 and through May 13, 2021, the redemption price for all shares eligible for redemption was calculated based on the December 7, 2020 estimated value per share.
On May 13, 2021, our board of directors approved an estimated value per share of our common stock of $10.77 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of March 31, 2021, with the exception of adjustments to our net asset value to give effect to the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of April 29, 2021. Effective May 13, 2021, the redemption price for all shares eligible for redemption will be calculated based on the May 13, 2021 estimated value per share.
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
During the three months ended March 31, 2021, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	101,887	$10.74	(3)
February 2021	107,443	$10.74	(3)
March 2021	80,409	$10.74	(3)
Total	289,739
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2020, we had an aggregate of $46.7 million available for redemptions in 2021, including the reserve for Special Redemptions. As of May 1, 2021, we had $41.7 million available for redemptions for the remainder of 2021, including the reserve for Special Redemptions.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.1
Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association dated March 1, 2021, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

10.2
Promissory Note by and between KBSIII 500 West Madison, LLC and National Bank of Kuwait S.A.K.P. dated March 1, 2021, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 14, 2021	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 14, 2021	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)