Form 10-Q
period 2021-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2021-11-04
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 1, 2021, there were 156,017,742 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate:
Land	$290,121	$290,121
Buildings and improvements	2,065,264	2,021,380
Tenant origination and absorption costs	72,548	75,664
Total real estate held for investment, cost	2,427,933	2,387,165
Less accumulated depreciation and amortization	(560,616)	(490,365)
Total real estate held for investment, net	1,867,317	1,896,800
Real estate held for sale, net	55,342	132,143
Total real estate, net	1,922,659	2,028,943
Cash and cash equivalents	38,184	72,523
Restricted cash	792	5,288
Investment in an unconsolidated entity	218,676	233,592
Rents and other receivables, net	90,156	85,539
Above-market leases, net	373	449
Assets related to real estate held for sale, net	7,861	13,091
Prepaid expenses and other assets	71,872	64,900
Total assets	$2,350,573	$2,504,325
Liabilities and equity
Notes payable:
Notes payable, net	$1,556,127	$1,358,468
Notes payable related to real estate held for sale, net	37,695	29,897
Total notes payable, net	1,593,822	1,388,365
Accounts payable and accrued liabilities	50,759	55,814
Due to affiliate	9,012	8,626
Distributions payable	7,921	9,187
Below-market leases, net	4,359	6,116
Liabilities related to real estate held for sale, net	17,502	21,001
Other liabilities	57,435	70,457
Total liabilities	1,740,810	1,559,566
Commitments and contingencies (Note 11)
Redeemable common stock	87,445	46,723
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 157,205,102 and 184,249,076 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,572	1,842
Additional paid-in capital	1,319,718	1,641,184
Cumulative distributions in excess of net income	(798,972)	(744,990)
Total stockholders’ equity	522,318	898,036
Total liabilities and equity	$2,350,573	$2,504,325

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$68,538	$69,159	$209,396	$211,385
Interest income from real estate loan receivable	—	2,029	—	3,236
Other operating income	4,523	4,315	12,254	14,555
Total revenues	73,061	75,503	221,650	229,176
Expenses:
Operating, maintenance and management	17,313	17,198	49,378	52,553
Real estate taxes and insurance	14,992	14,140	43,371	43,052
Asset management fees to affiliate	5,019	5,311	14,858	15,704
General and administrative expenses	1,621	1,560	5,223	4,756
Depreciation and amortization	28,298	27,879	83,617	82,629
Interest expense	9,658	8,918	25,372	71,460
Impairment charges on real estate	—	—	—	19,896
Total expenses	76,901	75,006	221,819	290,050
Other income (loss):
Other interest income	10	13	41	60
Equity in income (loss) of an unconsolidated entity	1,595	588	4,945	(1,408)
Loss from extinguishment of debt	—	—	—	(188)
Gain on sale of real estate, net	—	21	20,459	50,959
Provision for credit loss on real estate loan receivable	—	—	—	(680)
Total other income, net	1,605	622	25,445	48,743
Net (loss) income	(2,235)	1,119	25,276	(12,131)
Net income attributable to noncontrolling interest	—	—	—	(6,145)
Net (loss) income attributable to common stockholders	$(2,235)	$1,119	$25,276	$(18,276)
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.01)	$0.01	$0.14	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	163,025,885	183,174,688	177,779,472	182,386,530

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2021 and 2020 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2021	186,256,002	$1,862	$1,291,164	$(772,874)	$520,152
Net loss	—	—	—	(2,235)	(2,235)
Issuance of common stock	636,041	6	6,501	—	6,507
Transfers from redeemable common stock	—	—	329,480	—	329,480
Redemptions of common stock	(29,686,941)	(296)	(307,421)	—	(307,717)
Distributions declared	—	—	—	(23,863)	(23,863)
Other offering costs	—	—	(6)	—	(6)
Balance, September 30, 2021	157,205,102	$1,572	$1,319,718	$(798,972)	$522,318

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2020	182,564,608	$1,826	$1,600,363	$(690,983)	$911,206
Net income	—	—	—	1,119	1,119
Issuance of common stock	1,052,825	11	11,644	—	11,655
Transfers to redeemable common stock	—	—	(9,311)	—	(9,311)
Redemptions of common stock	(201,155)	(3)	(2,340)	—	(2,343)
Distributions declared	—	—	—	(27,388)	(27,388)
Other offering costs	—	—	(3)	—	(3)
Balance, September 30, 2020	183,416,278	$1,834	$1,600,353	$(717,252)	$884,935

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
For the Nine Months Ended September 30, 2021 and 2020 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2020	184,249,076	$1,842	$1,641,184	$(744,990)	$898,036
Net income	—	—	—	25,276	25,276
Issuance of common stock	3,209,068	32	32,760	—	32,792
Transfers to redeemable common stock	—	—	(40,722)	—	(40,722)
Redemptions of common stock	(30,253,042)	(302)	(313,498)	—	(313,800)
Distributions declared	—	—	—	(79,258)	(79,258)
Other offering costs	—	—	(6)	—	(6)
Balance, September 30, 2021	157,205,102	$1,572	$1,319,718	$(798,972)	$522,318

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2019	180,970,743	$1,810	$1,600,416	$(617,171)	$985,055	$255	$985,310
Net (loss) income	—	—	—	(18,276)	(18,276)	6,145	(12,131)
Issuance of common stock	3,186,782	32	35,245	—	35,277	—	35,277
Transfers to redeemable common stock	—	—	(26,666)	—	(26,666)	—	(26,666)
Redemptions of common stock	(741,247)	(8)	(8,627)	—	(8,635)	—	(8,635)
Distributions declared	—	—	—	(81,805)	(81,805)	—	(81,805)
Other offering costs	—	—	(15)	—	(15)	—	(15)
Distribution to noncontrolling interest	—	—	—	—	—	(6,400)	(6,400)
Balance, September 30, 2020	183,416,278	$1,834	$1,600,353	$(717,252)	$884,935	$—	$884,935

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$25,276	$(12,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,617	82,629
Impairment charges on real estate	—	19,896
Noncash interest income on real estate loan receivable	—	(1,172)
Provision for credit loss on real estate loan receivable	—	680
Equity in (income) loss of an unconsolidated entity	(4,945)	1,408
Distribution of operating cash flow from an unconsolidated entity	19,861	19,314
Deferred rents	(4,221)	(4,041)
Amortization of above- and below-market leases, net	(1,697)	(2,137)
Amortization of deferred financing costs	2,994	3,184
Unrealized (gain) loss on derivative instruments	(13,740)	29,484
Loss from extinguishment of debt	—	188
Gain on sale of real estate	(20,459)	(50,959)
Interest rate swap settlements for off-market swap instruments	2,209	—
Changes in operating assets and liabilities:
Rents and other receivables	(4,287)	(4,532)
Prepaid expenses and other assets	(14,616)	(11,827)
Accounts payable and accrued liabilities	3,033	(4,428)
Other liabilities	2,829	5,746
Due to affiliates	386	2,119
Net cash provided by operating activities	76,240	73,421
Cash Flows from Investing Activities:
Improvements to real estate	(50,944)	(70,835)
Proceeds from sale of real estate, net	98,000	26,592
Payments for construction in progress	—	(3,277)
Origination costs on real estate loan receivable	—	(120)
Net cash provided by (used in) investing activities	47,056	(47,640)
Cash Flows from Financing Activities:
Proceeds from notes payable	241,240	104,510
Principal payments on notes payable	(38,400)	(74,202)
Payments of deferred financing costs	(377)	(2,811)
Interest rate swap settlements for off-market swap instruments	(2,201)	—
Payments to redeem common stock	(313,800)	(8,635)
Payments of prepaid other offering costs	(855)	(1,032)
Payments of other offering costs	(6)	(15)
Distribution to noncontrolling interest	—	(6,400)
Distributions paid to common stockholders	(47,732)	(46,778)
Net cash used in financing activities	(162,131)	(35,363)
Net (decrease) in cash, cash equivalents and restricted cash	(38,835)	(9,582)
Cash, cash equivalents and restricted cash, beginning of period	77,811	49,272
Cash, cash equivalents and restricted cash, end of period	$38,976	$39,690
Supplemental Disclosure of Cash Flow Information:
Interest paid	$33,849	$39,293
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$7,921	$9,142
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$32,792	$35,277
Real estate loan receivable provided to purchaser of real estate	$—	$147,678
Accrued prepaid other offering costs	$99	$705
Accrued improvements to real estate	$11,452	$14,900
Accrued interest rate swap settlements related to off-market swap instruments	$253	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2021, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of September 30, 2021, the Company owned 17 office properties (one of which was held for sale and subsequently sold on November 2, 2021), one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”), which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of September 30, 2021, the Company had also sold 39,883,754 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $412.1 million. Also as of September 30, 2021, the Company had redeemed or repurchased 59,684,490 shares sold in the Offering for $636.1 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
1. ORGANIZATION (CONTINUED)
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants and its investment in the SREIT. From March 2020 through September 30, 2021, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. During the nine months ended September 30, 2020, the Company did, however, recognize an impairment charge on an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail and restaurant tenants, which comprise approximately 4% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. In addition, since April 2020, the Company granted rent relief to a number of tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on its revolving credit facilities or exercise extension options due to covenants described in the Company’s loan agreements.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
September 30, 2021
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
On May 13, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.77 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of March 31, 2021, with the exception of adjustments to the Company’s net asset value to give effect to the change in the estimated value of the Company’s investment in units of the SREIT (SGX-ST Ticker: OXMU) as of April 29, 2021. The change in the dividend reinvestment plan purchase price was effective for the June 1, 2021 dividend reinvestment plan purchase date and was effective until the estimated value per share was updated. Commencing with the June 1, 2021 purchase date and until the estimated value per share was updated, the purchase price per share under the dividend reinvestment plan was $10.23.
On November 1, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.78 (unaudited). See Note 12, “Subsequent Events - Updated Estimated Value Per Share .”
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
September 30, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Redeemable Common Stock
The Company’s board of directors has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. The restrictions of the Company’s share redemption program will limit its stockholders’ ability to sell their shares should they require liquidity and will limit the stockholders’ ability to recover an amount equal to the Company’s estimated value per share. The following is a description of the Company’s share redemption program from January 1, 2020 through June 30, 2021 and the amendments to the program made by the amended and restated share redemption program (the “Amended Share Redemption Program”), which became effective as of the July 30, 2021 redemption date.
In December 2019, the Company’s board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program, and Ordinary Redemptions remained suspended through June 30, 2021. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). Upon suspension, all Ordinary Redemption requests that had been received were cancelled and no Ordinary Redemption requests were accepted or collected during the suspension of the share redemption program. Further, on June 3, 2021, the Company announced that, in connection with the approval of the Self-Tender (defined below), the Company’s board of directors approved a temporary suspension of all redemptions under the share redemption program, including Special Redemptions. Upon suspension, all outstanding redemption requests under the share redemption program were cancelled, and no requests were accepted or collected under the share redemption program. As such, Special Redemptions under the share redemption program were suspended for the June 30, 2021 redemption date, meaning no Special Redemptions were made under the share redemption program in June 2021. Ordinary Redemptions and Special Redemptions resumed effective for the July 30, 2021 redemption date under the Amended Share Redemption Program.
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
September 30, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
There are several limitations on the Company’s ability to redeem shares under the share redemption program:
•Unless the shares are being redeemed in connection with a Special Redemption, the Company may not redeem shares unless the stockholder has held the shares for one year.
•Except as provided otherwise in the Amended Share Redemption Program with respect to calendar year 2021 only, during any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year, provided that once the Company has received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. Notwithstanding anything contained in the share redemption program to the contrary, the Company may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to its stockholders.
•Pursuant to the Amended Share Redemption Program, for calendar year 2021 only, the Company may redeem up to 5% of the weighted-average number of shares outstanding during the 2020 calendar year, provided that once the Company has received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the 2021 calendar year, would result in the number of remaining shares available for redemption in the 2021 calendar year being 500,000 or less, the last 500,000 shares available for redemption shall be reserved exclusively for Special Redemptions.
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
Through June 30, 2021, Ordinary Redemptions were made at a price per share equal to 95% of the Company’s most recent estimated value per share as of the applicable redemption date. Under the Amended Share Redemption Program, commencing with the July 30, 2021 redemption date, Ordinary Redemptions are made at a price per share equal to 96% of the Company’s most recent estimated value per share as of the applicable redemption date.
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
On May 13, 2021, the Company’s board of directors approved an estimated value per share of its common stock of $10.77 (unaudited) as described above under “— Dividend Reinvestment Plan.” This estimated value per share became effective for the May 2021 redemption date, which was May 28, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
On November 1, 2021, the Company’s board of directors approved an estimated value per share of its common stock of $10.78 (unaudited). See Note 12, “Subsequent Events - Updated Estimated Value Per Share.” Effective November 1, 2021 and until the estimated value per share is updated, the redemption price for all shares eligible for redemption will be calculated based on the November 1, 2021 estimated value per share.
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
The Company may (a) amend, suspend or terminate the share redemption program for any reason, or (b) consistent with SEC guidance and interpretations, increase or decrease the funding available for the redemption of shares pursuant to the share redemption program, each upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information in a (i) Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (ii) separate mailing to the stockholders.
As of September 30, 2021, the Company recorded $87.4 million of redeemable common stock consisting of $54.6 million available for all redemptions for the remainder of 2021 based on the share redemption program limitations as of September 30, 2021, including Special Redemptions, and $32.8 million available for all redemptions in 2022 based on the share redemption program limitations as of September 30, 2021, including Special Redemptions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2021 and 2020, respectively.
Distributions declared per common share were $0.150 and $0.448 in the aggregate for the three and nine months ended September 30, 2020, respectively. Distributions declared per common share were $0.150 and $0.448 in the aggregate for the three and nine months ended September 30, 2021, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2020 through September 2020 and January 2021 through September 2021. For each monthly record date for distributions during the period from January 1, 2020 through September 30, 2020 and January 1, 2021 through September 30, 2021, distributions were calculated at a rate of $0.04983333 per share.
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
September 30, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through September 30, 2021, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
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
The Company has granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to the Company’s consolidated balance sheet as of September 30, 2021 or consolidated statements of operations for the three and nine months ended September 30, 2021. As of September 30, 2021, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $4.1 million of rent deferrals for the period from March 2020 through August 2021 and granting $2.4 million in rental abatements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
As of September 30, 2021, the Company had $1.9 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $1.5 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $0.7 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic. For the three and nine months ended September 30, 2020, the Company recorded $0.3 million and $0.9 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic.
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

3. REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2021, the Company’s real estate portfolio held for investment was composed of 16 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.3 million rentable square feet. As of September 30, 2021, the Company’s real estate portfolio held for investment was collectively 85% occupied. The following table summarizes the Company’s investments in real estate held for investment as of September 30, 2021 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$132,992	$(42,243)	$90,749
McEwen Building	04/30/2012	Franklin	TN	Office	36,969	(9,075)	27,894
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	31,489	(8,289)	23,200
RBC Plaza	01/31/2013	Minneapolis	MN	Office	154,899	(56,835)	98,064
Preston Commons	06/19/2013	Dallas	TX	Office	137,388	(30,838)	106,550
Sterling Plaza	06/19/2013	Dallas	TX	Office	85,866	(22,960)	62,906
201 Spear Street	12/03/2013	San Francisco	CA	Office	150,807	(29,811)	120,996
Accenture Tower	12/16/2013	Chicago	IL	Office	481,906	(115,762)	366,144
Ten Almaden	12/05/2014	San Jose	CA	Office	129,961	(30,783)	99,178
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	211,190	(45,603)	165,587
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	151,261	(34,252)	117,009
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	78,721	(5,362)	73,359
201 17th Street	06/23/2015	Atlanta	GA	Office	103,788	(27,033)	76,755
515 Congress	08/31/2015	Austin	TX	Office	128,272	(23,983)	104,289
The Almaden	09/23/2015	San Jose	CA	Office	187,432	(35,285)	152,147
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,867	(10,385)	50,482
Carillon	01/15/2016	Charlotte	NC	Office	164,125	(32,117)	132,008
					$2,427,933	$(560,616)	$1,867,317
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT (CONTINUED)
As of September 30, 2021, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$366,144	15.6%	$28,204	$26.55	72.9%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2021, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 17.7 years with a weighted-average remaining term of 4.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.7 million and $8.6 million as of September 30, 2021 and December 31, 2020, respectively.
During the nine months ended September 30, 2021 and 2020, the Company recognized deferred rent from tenants of $4.2 million and $4.0 million, respectively. As of September 30, 2021 and December 31, 2020, the cumulative deferred rent balance was $86.3 million and $80.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $22.4 million and $19.1 million of unamortized lease incentives as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

October 1, 2021 through December 31, 2021	$54,366
2022	197,746
2023	171,869
2024	158,400
2025	142,000
Thereafter	540,485
$1,264,866

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT (CONTINUED)
As of September 30, 2021, the Company’s office and office/retail properties were leased to approximately 580 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	116	$44,382	20.9%
Real Estate	56	22,202	10.5%
		$66,584	31.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2021, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of September 30, 2021, the Company’s net investments in real estate in California, Illinois and Texas represented 22.9%, 15.6% and 15.5% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Impairment of Real Estate
The Company did not record any impairment charges on its real estate properties during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company recorded an impairment charge of $19.9 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic. As a result, many retail tenants have requested rent concessions as their businesses have been severely impacted.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
4. REAL ESTATE SALES AND REAL ESTATE HELD FOR SALE
As of September 30, 2021, the Company classified one office property as held for sale. During the nine months ended September 30, 2021, the Company sold one office property to a purchaser unaffiliated with the Company or the Advisor, for $103.5 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $20.5 million related to this disposition.
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
The following summary presents the components of real estate held for sale, net as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Real estate held for sale, net:
Total real estate, at cost	$69,464	$167,407
Accumulated depreciation and amortization	(14,122)	(35,264)
Real estate held for sale, net	55,342	132,143
Other assets	7,861	13,091
Total assets related to real estate held for sale	$63,203	$145,234
Liabilities related to real estate held for sale
Notes payable, net	37,695	29,897
Other liabilities	$17,502	$21,001
Total liabilities related to real estate held for sale	$55,197	$50,898

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
4. REAL ESTATE SALES AND REAL ESTATE HELD FOR SALE (CONTINUED)
The results of operations for the office property classified as held for sale as of September 30, 2021, the office property sold during the nine months ended September 30, 2021 and the multifamily apartment complex held through a consolidated joint venture sold during the year ended December 31, 2020 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to these properties for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental income	$2,450	$3,179	$7,460	$11,081
Other operating income	—	207	47	942
Total revenues	$2,450	$3,386	$7,507	$12,023
Expenses
Operating, maintenance, and management	$20	$747	$236	$3,323
Real estate taxes and insurance	8	421	130	1,676
Asset management fees to affiliate	113	303	374	1,207
General and administrative expenses	158	14	144	57
Depreciation and amortization	837	1,530	2,429	4,593
Interest expense	248	489	596	2,003
Total expenses	$1,384	$3,504	$3,909	$12,859

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of September 30, 2021 and December 31, 2020, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Cost	$72,548	$75,664	$1,112	$1,146	$(20,093)	$(20,239)
Accumulated Amortization	(51,757)	(48,714)	(739)	(697)	15,734	14,123
Net Amount	$20,791	$26,950	$373	$449	$(4,359)	$(6,116)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Amortization	$(1,990)	$(2,409)	$(24)	$(26)	$582	$726

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Amortization	$(6,159)	$(7,702)	$(76)	$(91)	$1,773	$2,228

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
6. INVESTMENT IN AN UNCONSOLIDATED ENTITY
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. As of September 30, 2021, REIT Properties III held 289,561,899 units of the SREIT which represented 24.8% of the outstanding units of the SREIT. As of September 30, 2021, the aggregate value of the Company’s investment in the units of the SREIT was $247.6 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.86 per unit as of September 30, 2021.
The Company has concluded that based on its 24.8% ownership interest as of September 30, 2021, it exercises significant influence over the operations, financial policies and decision making with respect to its investment in the SREIT. Accordingly, the Company has accounted for its investment in the SREIT under the equity method of accounting as of September 30, 2021. Income is allocated according to the Company’s ownership interest at each month-end and recorded as equity income (loss) from unconsolidated entity. Any dividends received from the SREIT reduces the carrying amount of the investment.
As of September 30, 2021, the carrying value of the Company’s investment in the SREIT was $218.7 million. During the three and nine months ended September 30, 2021, the Company recorded equity in income from an unconsolidated entity of $1.6 million and $4.9 million, respectively, related to its investment in the SREIT. Equity in income from an unconsolidated entity for the three and nine months ended September 30, 2021 included a gain of $1.1 million to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in July 2021. During the three and nine months ended September 30, 2020, the Company recorded equity in income from an unconsolidated entity of $0.6 million and equity in loss from an unconsolidated entity of $1.4 million, respectively, related to its investment in the SREIT. Equity in loss from an unconsolidated entity for the nine months ended September 30, 2020 included $3.5 million related to the Company’s share of net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020.
During the three and nine months ended September 30, 2021, the Company received $10.0 million and $19.9 million, respectively, of dividends from its investment in the SREIT, which were recorded as a reduction of the Company’s carrying value of the investment. During the three and nine months ended September 30, 2020, the Company received $7.4 million and $19.3 million, respectively, of dividends from its investment in the SREIT, which were recorded as a reduction of the Company’s carrying value of the investment. The Company has elected to apply the nature of the distribution approach for purposes of presentation of the dividends on the statement of consolidated cash flows and classified the dividends received as operating activities on the statement of consolidated cash flows as of September 30, 2021 and 2020. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
6. INVESTMENT IN AN UNCONSOLIDATED ENTITY (CONTINUED)
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

	As of
	September 30, 2021	December 31, 2020
Real estate, net	$1,521,812	$1,318,527
Total assets	1,574,268	1,383,372
Notes payable, net	642,466	480,352
Total liabilities	709,475	546,486
Total equity	864,793	836,886

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$40,603	$36,623	$114,922	$108,993
Net income (loss)	2,179	2,144	14,446	(12,830)
Company’s share of net income (loss) (1)	$540	$588	$3,890	$(3,504)
_____________________
(1) The Company’s share of net income for the three and nine months ended September 30, 2021 excludes the $1.1 million gain recorded to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in July 2021, which was classified in equity in income from an unconsolidated entity on the consolidated statement of operations. The Company’s share of net loss for the nine months ended September 30, 2020 excludes the $2.1 million gain recorded to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020, which was classified in equity in loss from an unconsolidated entity on the consolidated statement of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
7. NOTES PAYABLE
As of September 30, 2021 and December 31, 2020, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of September 30, 2021 (1)	Effective Interest Rate as of September 30, 2021 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$123,000	$123,000	3.65%	3.65%	Interest Only	12/01/2023
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	1.53%	Interest Only	01/05/2024
Carillon Mortgage Loan (4)	105,800	88,800	One-month LIBOR +1.40%	1.48%	Interest Only	04/11/2024
Modified Portfolio Loan Facility (5)	496,950	472,950	One-month LIBOR + 1.80%	1.88%	Interest Only	11/03/2021
Modified Portfolio Revolving Loan Facility (6)	286,840	162,500	One-month LIBOR + 1.50%	1.58%	Interest Only	03/01/2023
3001 & 3003 Washington Mortgage Loan	143,245	143,245	One-month LIBOR + 1.45%	1.53%	Interest Only (7)	06/01/2024
Accenture Tower Revolving Loan (8)	281,250	281,250	One-month LIBOR + 2.25%	2.33%	Interest Only	11/02/2023
Unsecured Credit Facility (9)	37,500	—	One-month LIBOR + 2.10%	2.18%	Interest only	07/30/2023
Total notes payable principal outstanding	$1,599,585	$1,396,745
Deferred financing costs, net	(5,763)	(8,380)
Total Notes Payable, net	$1,593,822	$1,388,365
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2021. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2021, consisting of the contractual interest rate and using interest rate indices as of September 30, 2021, where applicable. For information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of September 30, 2021; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of September 30, 2021, The Almaden Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Almaden Mortgage Loan bears interest at a fixed rate of 3.65% for the initial term of the loan and a floating rate of 350 basis points over one-month LIBOR during the extension options, subject to a minimum interest rate of 3.65%.
(4) As of September 30, 2021, the face amount of the Carillon Mortgage Loan was $111.0 million, of which $88.8 million is term debt and $22.2 million is revolving debt. As of September 30, 2021, the outstanding balance under the loan consisted of $88.8 million of term debt and $17.0 million of revolving debt. As of September 30, 2021, an additional $5.2 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(5) As of September 30, 2021, the Modified Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. As of September 30, 2021, the face amount of the Modified Portfolio Loan Facility was $630.6 million, of which $472.9 million is term debt and $157.7 million is revolving debt. As of September 30, 2021, the outstanding balance under the loan consisted of $472.9 million of term debt and $24.0 million of revolving debt. As of September 30, 2021, an additional $133.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Modified Portfolio Loan Facility has one additional 12-month extension option, subject to certain terms and conditions as described in the loan documents. Subsequent to September 30, 2021, the Company refinanced the Modified Portfolio Loan Facility. See Note 12, “Subsequent Events - Amended and Restated Portfolio Loan Facility”.
(6) As of September 30, 2021, the Modified Portfolio Revolving Loan Facility was secured by 515 Congress, Domain Gateway, the McEwen Building, Gateway Tech Center and 201 17th Street. As of September 30, 2021, the face amount of the Modified Portfolio Revolving Loan Facility was $325.0 million, of which $162.5 million is term debt and $162.5 million is revolving debt. As of September 30, 2021, the outstanding balance under the loan consisted of $162.5 million of term debt and $124.3 million of revolving debt. As of September 30, 2021, an additional $38.2 million of revolving debt remained available upon satisfaction of certain loan conditions set forth in the loan documents. The Modified Portfolio Revolving Loan Facility has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. On November 2, 2021, in connection with the disposition of Domain Gateway, the Company repaid $69.7 million of principal due under this loan and Domain Gateway was released as security from the Modified Portfolio Revolving Loan Facility. See Note 12, “Subsequent Events - Disposition of Domain Gateway”
(7) Represents the payment type required as of September 30, 2021. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(8) As of September 30, 2021, the outstanding balance under the Accenture Tower Revolving Loan consisted of $281.3 million of term debt and an additional $93.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of September 30, 2021, the Accenture Tower Revolving Loan has two 12-month extension options, subject to certain terms and conditions contained in the loan documents.
(9) See below, “- Recent Financing Transaction - Unsecured Credit Facility.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
7. NOTES PAYABLE (CONTINUED)
During the three and nine months ended September 30, 2021, the Company incurred $9.7 million and $25.4 million of interest expense, respectively. During the three and nine months ended September 30, 2020, the Company incurred $8.9 million and $71.5 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2020, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which increased interest expense by $0.7 million for the three months ended September 30, 2021 and decreased interest expense by $0.3 million for the nine months ended September 30, 2021, respectively, and increased interest expense by $0.3 million and $38.9 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, $4.1 million and $4.0 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2021 (in thousands):

October 1, 2021 through December 31, 2021	$496,950
2022	—
2023	728,590
2024	374,045
2025	—
Thereafter	—
$1,599,585

The Company’s notes payable contain financial debt covenants. As of September 30, 2021, the Company was in compliance with these debt covenants.
Recent Financing Transaction
Unsecured Credit Facility
On July 30, 2021, the Company, through KBS REIT Properties III, an indirect wholly owned subsidiary, entered into a two-year unsecured credit facility with two unaffiliated lenders for a committed amount of up to $75.0 million (the “Unsecured Credit Facility”), of which $37.5 million is term debt and $37.5 million is revolving debt. Subject to certain conditions contained in the loan documents, the Company may on three occasions request an increase of the aggregate committed amount, provided that the aggregate commitment under the Unsecured Credit Facility may not exceed $100.0 million and that the election to fund any such additional amounts shall be in the sole discretion of the lenders. At closing, $37.5 million of term debt was funded. As of September 30, 2021, the outstanding balance under the Unsecured Credit Facility consisted of $37.5 million of term debt and an additional $37.5 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
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
September 30, 2021
(unaudited)
7. NOTES PAYABLE (CONTINUED)
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
As of September 30, 2021, the Company has entered into eight interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2021 and December 31, 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2021		December 31, 2020			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2021
Derivative instruments not designated as hedging instruments
Interest rate swaps	8	$1,120,690	8	$1,121,590	One-month LIBOR/ Fixed at 0.70% - 2.11%	1.7%	1.5

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

		September 30, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Other liabilities, at fair value (1)	8	$(21,591)	8	$(35,331)
_____________________
(1) As of September 30, 2021 and December 31, 2020, other liabilities included a $4.8 million and $7.8 million liability, respectively, related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
8. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$4,571	$4,798	$13,437	$9,427
Unrealized (gain) loss on interest rate swaps (1)	(3,910)	(4,532)	(13,740)	29,484
Increase (decrease) in interest expense as a result of derivatives	$661	$266	$(303)	$38,911
_____________________
(1) For the three and nine months ended September 30, 2021, unrealized gain on interest rate swaps included a $0.6 million and $3.0 million unrealized gain, respectively, related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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
September 30, 2021
(unaudited)
9. FAIR VALUE DISCLOSURES (CONTINUED)
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2021 and December 31, 2020, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,599,585	$1,593,822	$1,598,284	$1,396,745	$1,388,365	$1,380,143

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
As of September 30, 2021, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives - interest rate swaps (1)	$(21,591)	$—	$(21,591)	$—
_____________________
(1) Includes a $4.8 million liability related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2021 and 2020, respectively, and any related amounts payable as of September 30, 2021 and December 31, 2020 (in thousands):

	Incurred				Payable as of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Expensed
Asset management fees (1)	$5,019	$5,311	$14,858	$15,704	$8,784	$8,529
Reimbursement of operating expenses (2)	101	105	432	348	228	97
Disposition fees (3)	—	—	1,005	213	—	—
Capitalized
Acquisition fee on development project	—	—	—	34	—	—
	$5,120	$5,416	$16,295	$16,299	$9,012	$8,626
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $100,000 and $332,000 for the three and nine months ended September 30, 2021, respectively, and $86,000 and $271,000 for the three and nine months ended September 30, 2020, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2021 and 2020, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the nine months ended September 30, 2021 and 2020, the Advisor incurred $79,000 and $74,000, respectively, for the costs of the supplemental coverage obtained by the Company.
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
As of September 30, 2021 and December 31, 2020, the Company had accrued $8.8 million and $8.5 million of asset management fees, respectively, of which $8.0 million and $7.2 million were deferred as of September 30, 2021 and December 31, 2020, respectively, pursuant to the provision for deferral of asset management fees under the Advisory Agreement as described above.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
During the three and nine months ended September 30, 2021, the Company recognized $81,000 and $245,000 of revenue related to this lease, respectively. During the three and nine months ended September 30, 2020, the Company recognized $80,000 and $241,000 of revenue related to this lease, respectively.
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
During the nine months ended September 30, 2021 and 2020, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities. See Note 11 “Commitments and Contingencies - Participation Fee Liability”.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
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
On January 9, 2020, the Company filed a definitive proxy statement with the SEC seeking approval from its stockholders of, among other proposals, two proposals related to the Company’s pursuit of conversion to a non-listed, perpetual-life “NAV REIT.” On May 7, 2020 at the Company’s annual meeting of stockholders, the Company’s stockholders approved the proposal to accelerate the payment of incentive compensation to the Advisor, upon the Company’s conversion to an NAV REIT. With respect to the incentive fee structure currently in effect with the Advisor, the triggering events for payment of the incentive fee are generally expected to occur, if ever, upon a listing of the Company’s shares of stock on a national securities exchange or a significant distribution of cash in connection with a sale of all or a substantial amount of the Company’s assets. These triggering events are inconsistent with a perpetual-life NAV REIT that intends to provide liquidity to its stockholders through a share redemption program and/or periodic self-tender offers. If the Company converts to an NAV REIT, in order to properly align the Advisor’s and its affiliates’ incentive fee compensation structure with the Company’s proposed perpetual-life strategy, the Company intends to revise its incentive fee structure. With respect to the historical performance period from inception through conversion to an NAV REIT, the Company sought and obtained stockholder approval to accelerate the payment of the incentive compensation upon conversion to a perpetual-life NAV REIT, subject to certain conditions. If the Company converts to an NAV REIT, such accelerated payment is subject to further approval of the conflicts committee of the Company’s board of directors, after the proposed amount of the accelerated payment of the incentive fee has been determined. In connection with the determination of the November 1, 2021 estimated value per share of the Company’s common stock, the Advisor determined that there would be no liability related to the subordinated participation in net cash flows at that time, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties; however, changes to the fair values of assets and liabilities could have a material impact to the incentive fee calculation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
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
Distributions Paid
On October 1, 2021, the Company paid distributions of $7.9 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on September 20, 2021. On November 1, 2021, the Company paid distributions of $7.8 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on October 20, 2021.
Distributions Authorized
On November 1, 2021, the Company’s board of directors authorized a November 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on November 19, 2021, which the Company expects to pay in December 2021, and a December 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 20, 2021, which the Company expects to pay in January 2022.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Updated Estimated Value Per Share
On November 1, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.78 based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to the Company’s net asset value to give effect to (i) the change in the estimated value of the Company’s investment in units of the SREIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. For a full description of the limitations, methodologies and assumptions used to value the Company’s assets and liabilities in connection with the calculation of the Company’s estimated value per share, see the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2021.
Updated Dividend Reinvestment Plan Pricing
Pursuant to the Company’s dividend reinvestment plan, participants in the dividend reinvestment plan will acquire shares of the Company’s common stock under the plan at a price equal to 95% of the estimated value per share of the Company’s common stock. As such, commencing on the next dividend reinvestment plan purchase date, which is December 1, 2021, participants will acquire shares of the Company’s common stock under the plan at a price equal to 95% of $10.78, or $10.24 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
12. SUBSEQUENT EVENTS (CONTINUED)
If a participant wishes to terminate participation in the Company’s dividend reinvestment plan effective for the December 1, 2021 purchase date, participants must notify the Company in writing of such decision, and the Company must receive the notice by the close of business on November 23, 2021.
Updated Share Redemption Program Pricing
In accordance with the Company’s share redemption program, the redemption price for shares eligible for redemption is calculated based upon the updated estimated value per share. Under the Amended Share Redemption Program, Special Redemptions are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. Ordinary Redemptions are made at a price per share equal to 96% of the most recent estimated value per share of the Company’s common stock as of the applicable redemption date.
Effective for the November 2021 redemption date, which is November 30, 2021, the redemption price for all stockholders will be calculated based on the November 2021 estimated value per share. For a stockholder’s shares to be eligible for redemption in a given month or to withdraw a redemption request, the Company must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by the Company at least five business days before the redemption date.
Disposition of Domain Gateway
On September 29, 2011, the Company, through an indirect wholly owned subsidiary, purchased a five-story office building containing 183,911 rentable square feet located on approximately 4.3 acres of land in Austin, Texas (“Domain Gateway”). On November 2, 2021, the Company completed the sale of Domain Gateway to a purchaser unaffiliated with the Company or the Advisor, for $143.0 million, before third-party closing costs, closing credits and disposition fees payable to the Advisor. The aggregate cost of Domain Gateway, which includes the initial purchase price plus capital expenditures since acquisition and acquisition fees and expenses, but excludes any reductions to the net book value of the property due to historical depreciation and amortization expense, was $69.1 million. In connection with the disposition of Domain Gateway, the Company paid down $69.7 million of principal balance due under the Modified Portfolio Revolving Loan Facility.
Amended and Restated Portfolio Loan Facility
On November 3, 2021, the Company, through indirect wholly owned subsidiaries (each a “Borrower” and together, the “Borrowers”), entered into a two-year loan agreement with Bank of America, N.A., as administrative agent; BofA Securities, Inc., Wells Fargo Securities, LLC and Capital One, National Association as joint lead arrangers and joint book runners; Wells Fargo Bank, N.A., as syndication agent, and each of the financial institutions a signatory thereto (the “Amended and Restated Portfolio Loan Facility Lenders”), for an amount up to $613.2 million, of which $459.9 million is term debt and $153.3 million is revolving debt (the “Amended and Restated Portfolio Loan Facility”). At closing, $459.9 million of term debt and $57.1 million of revolving debt were funded, which was used to pay off in full the Company’s existing Modified Portfolio Loan Facility, and an additional $96.2 million of the revolving debt remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Subject to certain terms and conditions contained in the loan documents, the Amended and Restated Portfolio Loan Facility may be used for (i) paying closing costs and other expenses related to the loan, (ii) for the return of equity to certain indirect owners of Borrowers, (iii) to pay or reimburse Borrowers for certain other costs and expenses, including tenant improvement costs, leasing commissions, and capital improvement costs at the properties securing the loan, (iv) working capital or liquidity management of the Company, and (v) for any other lawful purpose, provided that $25.0 million of the revolving debt is to be used for tenant improvements, tenant allowances or any other work required pursuant to the terms of a specified lease described in the loan documents, although this restriction is released as the Company completes such projects. In addition, the Amended and Restated Portfolio Loan Facility contains customary representations and warranties, financial and other affirmative and negative covenants (including maintenance of an ongoing debt service coverage ratio), events of default and remedies typical for this type of facility.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
12. SUBSEQUENT EVENTS (CONTINUED)
The Amended and Restated Portfolio Loan Facility matures on November 3, 2023, with one additional 12-month extension option, subject to certain terms and conditions as described in the loan documents. The Amended and Restated Portfolio Loan Facility bears interest at the Bloomberg Short-Term Bank Yield Index rate plus 180 basis points per annum. Monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity. The Company will have the right to prepay the loan in part and in whole, without fee, premium or penalty, subject to certain conditions contained in the loan documents.
The Amended and Restated Portfolio Loan Facility is secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. The Company has the right to substitute properties securing the Amended and Restated Portfolio Loan Facility at any time, subject to approval of the Amended and Restated Portfolio Loan Facility Lenders and compliance with the terms and conditions described in the loan agreement.
KBS REIT Properties III, LLC (“REIT Properties III”), the Company’s indirect wholly owned subsidiary, is providing a guaranty of (i) payment of, and agrees to protect, defend, indemnify and hold harmless each Amended and Restated Portfolio Loan Facility Lender for, from and against, any liability, obligation, deficiency, loss, damage, costs and expenses (including reasonable attorney’s fees), and any litigation which may at any time be imposed upon, incurred or suffered by the Amended and Restated Portfolio Loan Facility Lender because of (a) certain intentional acts committed by the Borrowers, (b) fraud or intentional misrepresentations by the Borrowers or REIT Properties III in connection with the loan documents as described in the guaranty agreement, and (c) certain bankruptcy or liquidation proceedings under state or federal law, and (ii) payment for liability that is incurred and related to certain environmental matters. In addition, REIT Properties III is providing a principal guaranty for up to 10% of the outstanding balance of the Amended and Restated Portfolio Loan Facility, but in no event exceeding $61.3 million, which may be reduced from time to time in connection with any repayment of principal that results in a mutually agreed upon reduction to the commitment of the Amended and Restated Portfolio Loan Facility as set forth in the guaranty agreement.

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
•Our conflicts committee and our board of directors continue to evaluate various alternatives available to us. There is no assurance that any alternative being considered by our board of directors will provide a return to stockholders that equals or exceeds the Company’s estimated value per share as of November 1, 2021, and although we remain focused on providing enhanced liquidity to stockholders while maximizing returns to stockholders, we can provide no assurances in this regard. We also can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated.
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
•In December 2019, our board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program, and Ordinary Redemptions remained suspended through June 30, 2021. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). Upon suspension, all Ordinary Redemption requests that had been received were cancelled and no Ordinary Redemption requests were accepted or collected during the suspension of the share redemption program. Further, on June 3, 2021, we announced that, in connection with the approval of the Self-Tender (defined below), our board of directors had approved a temporary suspension of all redemptions under the share redemption program, including Special Redemptions. Upon suspension, all outstanding redemption requests under the share redemption program were cancelled, and no requests were accepted or collected under the share redemption program. As such, Special Redemptions under the share redemption program were suspended for the June 30, 2021 redemption date, meaning no Special Redemptions were made under the share redemption program in June 2021. On July 14, 2021, our board of directors approved an amended and restated share redemption program (the “Amended Share Redemption Program”) and Ordinary Redemptions and Special Redemptions under the Amended Share Redemption Program resumed effective for the July 30, 2021 redemption date. As of November 1, 2021, we had approximately 3.4 million shares available for redemption for the remainder of 2021 under the Amended Share Redemption Program, including the reserve for Special Redemptions. We cannot predict future redemption demand with any certainty. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us. If future redemption requests exceed the amount of funding available under our share redemption program, the number of rejected redemption requests will increase over time.

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
We have invested in a diverse portfolio of real estate investments. As of September 30, 2021, we owned 17 office properties (one of which was held for sale and subsequently sold on November 2, 2021), one mixed-use office/retail property and an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of September 30, 2021, we had also sold 39,883,754 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $412.1 million. Also as of September 30, 2021, we had redeemed or repurchased 59,684,490 shares for $636.1 million.
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
Our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to an “NAV REIT.” Our conflicts committee and board of directors remain focused on providing stable distributions and enhanced liquidity to stockholders. In the near term, while our conflicts committee and board of directors explore alternatives available to us, we may market certain of our assets for sale. Based on our assessment of alternatives available to us, market conditions and our further assessment of our capital raising prospects, our conflicts committee and board of directors may conclude that it would be in the best interest of our stockholders to (i) convert to an “NAV REIT,” (ii) continue to operate as a going concern under our current business plan, or (iii) adopt a plan of liquidation that would involve the sale of our remaining assets (in which event such plan would be presented to stockholders for approval). There is no assurance that any alternative being considered by our board of directors will provide a return to stockholders that equals or exceeds the Company’s estimated value per share as of November 1, 2021, and although we remain focused on providing enhanced liquidity to stockholders while maximizing returns to stockholders, we can provide no assurances in this regard. We also can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Section 5.11 of our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by September 30, 2020, unless a majority of the conflicts committee of our board of directors, composed solely of all of our independent directors, determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee assessed our portfolio of investments, and with consideration of the then current market conditions, including the uncertainty as a result of the COVID-19 pandemic and lack of liquidity in the marketplace, as well as our conflicts committee’s and board of directors’ continuing review and evaluation of various alternatives available to us, on August 30, 2021, our conflicts committee unanimously determined to postpone approval of our liquidation. Section 5.11 of our charter requires that the conflicts committee revisit the issue of liquidation at least annually. At our annual meeting of stockholders held on May 7, 2020, our stockholders approved the removal of Section 5.11 of our charter. As set forth in the proxy statement for our annual meeting of stockholders, implementation of this amendment to our charter and our conversion to an NAV REIT remain subject to further approval of our conflicts committee.

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
COVID-19 Pandemic and Portfolio Outlook
As of September 30, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in the U.S. and global economies, adversely impacting many industries, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus.
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
During the year ended December 31, 2020 and the nine months ended September 30, 2021, we did not experience significant disruptions in our operations from the COVID-19 pandemic. Many of our tenants have suffered reductions in revenue since March 2020. Rent collections for the quarter ended September 30, 2021 were approximately 98%. We have granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to our consolidated balance sheet as of September 30, 2021 or consolidated statements of operations for the three and nine months ended September 30, 2021. As of September 30, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $4.1 million of rent deferrals for the period from March 2020 through August 2021 and granting $2.4 million in rental abatements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of September 30, 2021, 81 tenants were granted rental deferrals, rental abatements and/or rent restructures, of which 47 of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period, five of these tenants early terminated their leases and eight of these tenant leases were modified at lower rental rates and/or based on a percentage of the tenant’s gross receipts. As of September 30, 2021, two of the 81 tenants continue to be in the rental deferral and/or rental abatement periods as granted in accordance with their agreements. Through September 30, 2021, $2.3 million of rent previously deferred has been billed to the tenants, of which $2.0 million was collected.
As of September 30, 2021, we had $1.9 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $1.5 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the three and nine months ended September 30, 2021, we recorded $0.1 million and $0.7 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic. For the three and nine months ended September 30, 2020, we recorded $0.3 million and $0.9 million of rental abatements granted to tenants as a result of the COVID-19 pandemic. Subsequent to September 30, 2021, we have not seen a material impact on our rent collections. We are in discussions with several retail tenants to extend additional short-term deferrals. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. Current collections and rent relief requests to date may not be indicative of collections or requests in any future period.
During the nine months ended September 30, 2020, we recognized an impairment charge of $19.9 million for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic.
We have also made a significant investment in the common units of the SREIT. Since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility; however, the units have recovered a substantial portion of their losses since the low in March 2020. For purposes of the November 1, 2021 estimated value per share, we valued our investment in units of the SREIT at $227.3 million, based on the Singapore Exchange Securities Traded Limited (the “SGX-ST”) trading price of the units of the SREIT as of closing on October 22, 2021 less a discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units. As of November 3, 2021, the aggregate value of our investment in the units of the SREIT was $250.5 million, which was based solely on the closing price of the units on the SGX-ST of $0.87 per unit as of November 3, 2021 and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.
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
Our investment in the SREIT units generates cash flow in the form of dividend income. As of September 30, 2021, the aggregate value of our investment in the SREIT units, which was based solely on the closing price of the units on the SGX-ST of $0.86 per unit as of September 30, 2021 and did not take into account any potential discount for the holding period risk due to the quantity of units we hold, was $247.6 million and the carrying value was $218.7 million.
As of September 30, 2021, we had mortgage debt obligations in the aggregate principal amount of $1.6 billion, with a weighted-average remaining term of 1.4 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. As of September 30, 2021, we had $497.0 million of notes payable related to the Modified Portfolio Loan Facility maturing during the 12 months ending September 30, 2022. Subsequent to September 30, 2021, we refinanced the Modified Portfolio Loan Facility, see Part II, Item 5 “Other Information,” for more information about our Amended and Restated Portfolio Loan Facility. We plan to exercise our extension options available under our loan agreements, pay down or refinance the related notes payable prior to their maturity dates. As of September 30, 2021, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.5 billion of variable rate notes payable. As of September 30, 2021, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. As of September 30, 2021, we had $278.3 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements.
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
We paid cash distributions to our stockholders during the nine months ended September 30, 2021 using cash flow from operations from current and prior periods and proceeds from the sale of real estate. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2021 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the nine months ended September 30, 2021 and 2020, net cash provided by operating activities was $76.2 million and $73.4 million, respectively. Net cash provided by operating activities was higher in 2021 primarily due to a decrease in interest payments during the nine months ended September 30, 2021.
Cash Flows from Investing Activities
Net cash provided by investing activities was $47.1 million for the nine months ended September 30, 2021 and consisted of the following:
•$98.0 million of net proceeds from the sale of Anchor Centre; offset by
•$50.9 million used for improvements to real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Financing Activities
During the nine months ended September 30, 2021, net cash used in financing activities was $162.1 million and primarily consisted of the following:
•$313.8 million of cash used for redemptions and repurchases of common stock, including $272.7 million of shares repurchased pursuant to the Self-Tender;
•$202.4 million of net cash provided by debt financing as a result of proceeds from notes payable of $241.2 million, partially offset by principal payments on notes payable of $38.4 million and payments of deferred financing costs of $0.4 million;
•$47.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $32.8 million;
•$2.2 million used for interest rate swap settlements for off-market swap instruments; and
•Payment of other organization and offering costs of $0.9 million related to our pursuit of conversion to an NAV REIT.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of September 30, 2021, our borrowings and other liabilities were approximately 56% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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
As of September 30, 2021, we had accrued $8.8 million of asset management fees, of which $8.0 million was deferred as of September 30, 2021, pursuant to the provision for deferral of asset management fees under the Advisory Agreement.  The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
On September 27, 2021, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On January 9, 2020, we filed a definitive proxy statement with the SEC in connection with the annual meeting of stockholders to vote on, among other proposals, two proposals related to our pursuit of conversion to an NAV REIT. On May 7, 2020 at our annual meeting of stockholders, our stockholders approved the proposal to accelerate the payment of incentive compensation to our advisor, upon our conversion to an NAV REIT. If we convert to an NAV REIT, the proposed acceleration of the payment of incentive compensation to our advisor remains subject to further approval of the conflicts committee, after the proposed amount of the accelerated payment of the incentive fee has been determined. In connection with the determination of the November 1, 2021 estimated value per share of our common stock, our advisor determined that there would be no liability related to the Subordinated Participation in Net Cash Flows at that time, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties; however, changes to the fair values of assets and liabilities could have a material impact to the incentive fee calculation.
Our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to an “NAV REIT.” Our conflicts committee and board of directors remain focused on providing stable distributions and enhanced liquidity to stockholders. In the near term, while our conflicts committee and board of directors explore alternatives available to us, we may market certain of our assets for sale. Based on our assessment of alternatives available to us, market conditions and our further assessment of our capital raising prospects, our conflicts committee and board of directors may conclude that it would be in the best interest of our stockholders to (i) convert to an “NAV REIT,” (ii) continue to operate as a going concern under our current business plan, or (iii) adopt a plan of liquidation that would involve the sale of our remaining assets (in which event such plan would be presented to stockholders for approval). There is no assurance that any alternative being considered by our board of directors will provide a return to stockholders that equals or exceeds the Company’s estimated value per share as of November 1, 2021, and although we remain focused on providing enhanced liquidity to stockholders while maximizing returns to stockholders, we can provide no assurances in this regard. We also can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated.

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2021 (in thousands):

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
Outstanding debt obligations (1)	$1,599,585	$496,950	$728,590	$374,045	$—
Interest payments on outstanding debt obligations (2) (4)	46,379	6,432	38,568	1,379	—
Interest payments on interest rate swaps (3) (4)	24,239	4,558	19,681	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of September 30, 2021; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2021, consisting of the contractual interest rate and using interest rate indices as of September 30, 2021, where applicable.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of September 30, 2021.
(4) We incurred interest expense of $36.1 million, excluding amortization of deferred financing costs totaling $3.0 million and unrealized gains on derivative instruments of $13.7 million during the nine months ended September 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2020, we owned 18 office properties, one mixed-use office/retail property, one real estate loan receivable and an investment in the equity securities of the SREIT, which is accounted for as an investment in an unconsolidated entity under the equity method of accounting. Subsequent to September 30, 2020, we sold one office property and received the repayment on the real estate loan receivable. As a result, as of September 30, 2021, we owned 17 office properties (one of which was held for sale and subsequently sold on November 2, 2021), one mixed-use office/retail property and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the three and nine months ended September 30, 2021 and 2020 are not directly comparable.

Comparison of the three months ended September 30, 2021 versus the three months ended September 30, 2020
The following table provides summary information about our results of operations for the three months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions and Loan Pay-off (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2021	2020
Rental income	$68,538	$69,159	$(621)	(1)%	$(2,554)	$1,933
Interest income from real estate loan receivable	—	2,029	(2,029)	(100)%	(2,029)	—
Other operating income	4,523	4,315	208	5%	(207)	415
Operating, maintenance and management	17,313	17,198	115	1%	(740)	855
Real estate taxes and insurance	14,992	14,140	852	6%	(407)	1,259
Asset management fees to affiliate	5,019	5,311	(292)	(5)%	(421)	129
General and administrative expenses	1,621	1,560	61	4%	n/a	n/a
Depreciation and amortization	28,298	27,879	419	2%	(1,185)	1,604
Interest expense	9,658	8,918	740	8%	(222)	962
Other interest income	10	13	(3)	(23)%	n/a	n/a
Equity in income of an unconsolidated entity	1,595	588	1,007	171%	—	1,007
Gain on sale of real estate, net	—	21	(21)	(100)%	(21)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 related to a real estate disposition and a real estate loan paid off on or after July 1, 2020.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $69.2 million for the three months ended September 30, 2020 to $68.5 million for the three months ended September 30, 2021. The decrease in rental income was primarily due to the disposition of Anchor Centre in January 2021, partially offset by an increase in rental income related to the commencement of a lease at Domain Gateway in January 2021. We expect rental income to decrease in future periods to the extent we dispose of properties, to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions or recoveries as a result of the COVID-19 pandemic and to increase due to tenant reimbursements related to operating expenses as physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets – COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Interest income from our real estate loan receivable, recognized using the interest method, was $2.0 million for the three months ended September 30, 2020. On May 7, 2020, in connection with the sale of Hardware Village, we, through an indirect wholly owned subsidiary, provided seller financing and entered into a promissory note with the buyer. The promissory note was paid off in full on December 11, 2020. We did not own any real estate loans receivable during the three months ended September 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other operating income increased slightly from $4.3 million during the three months ended September 30, 2020 to $4.5 million for the three months ended September 30, 2021. The increase in other operating income was primarily due to an increase in parking revenues for properties held throughout both periods, partially offset by the disposition of Anchor Centre in January 2021. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions or recoveries as a result of the COVID-19 pandemic and to decrease to the extent we dispose of properties.
Operating, maintenance and management costs increased slightly from $17.2 million for the three months ended September 30, 2020 to $17.3 million for the three months ended September 30, 2021. The increase in operating, maintenance and management costs was primarily due to an increase in marketing and advertising costs and an overall increase in operating costs as a result of an increase in physical occupancy at properties held throughout both periods, partially offset by the disposition of Anchor Centre in January 2021.  We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance increased from $14.1 million for the three months ended September 30, 2020 to $15.0 million for the three months ended September 30, 2021. The increase in real estate taxes and insurance was primarily due to a higher property tax assessment for a real estate property held throughout both periods, partially offset by the disposition of Anchor Centre in January 2021. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees with respect to our real estate investments decreased from $5.3 million for the three months ended September 30, 2020 to $5.0 million for the three months ended September 30, 2021, primarily due to the disposition of Anchor Centre in January 2021, partially offset by an increase in capital improvements at real estate properties held throughout both periods. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of September 30, 2021, there were $8.8 million of accrued asset management fees, of which $8.0 million was deferred as of September 30, 2021. For a discussion of accrued and deferred asset management fees, see “– Liquidity and Capital Resources” herein.
General and administrative expenses remained consistent at $1.6 million for the three months ended September 30, 2020 and 2021. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, audit costs and third party transfer agent fees. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased from $27.9 million for the three months ended September 30, 2020 to $28.3 million for the three months ended September 30, 2021, primarily due to an increase in capital improvements at properties held throughout both periods, offset by a decrease as a result of the sale of Anchor Centre in January 2021. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense increased from $8.9 million for the three months ended September 30, 2020 to $9.7 million for the three months ended September 30, 2021. Included in interest expense was (i) $7.5 million and $8.0 million of interest expense payments for the three months ended September 30, 2020 and 2021, respectively, (ii) the amortization of deferred financing costs of $1.1 million and $1.0 million for the three months ended September 30, 2020 and 2021, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $0.3 million and $0.7 million for the three months ended September 30, 2020 and 2021, respectively. The increase in interest expense was primarily due to additional borrowings on our existing credit facilities, which was used to partially fund the Self-Tender, and an increase in interest expense due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, offset by a decrease in interest expense as a result of the sale of Anchor Centre in January 2021. In general, we expect interest expense to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges, fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Equity in income (loss) of an unconsolidated entity relates to our investment in the SREIT. During the three months ended September 30, 2020 and 2021, we recorded equity in income of an unconsolidated entity of $0.6 million and $1.6 million, respectively. Equity in income of an unconsolidated entity for the three months ended September 30, 2021 included a gain of $1.1 million to reflect the net effect to our investment of the net proceeds raised by the SREIT in a private offering in July 2021. Based on our 24.8% ownership interest in the SREIT as of September 30, 2021, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of September 30, 2021. We expect our equity in income (loss) of an unconsolidated entity related to our investment in the SREIT to vary based on occupancy rates and rental rates of the SREIT’s real estate investments, due to fair value changes with respect to the SREIT’s interest rate swaps that are not accounted for as cash flow hedges and uncertainty and business disruptions or recoveries as a result of the COVID-19 pandemic.

Comparison of the nine months ended September 30, 2021 versus the nine months ended September 30, 2020
The following table provides summary information about our results of operations for the nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions and Loan Pay-off (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2021	2020
Rental income	$209,396	$211,385	$(1,989)	(1)%	$(9,002)	$7,013
Interest income from real estate loan receivable	—	3,236	(3,236)	(100)%	(3,236)	—
Other operating income	12,254	14,555	(2,301)	(16)%	(894)	(1,407)
Operating, maintenance and management	49,378	52,553	(3,175)	(6)%	(3,160)	(15)
Real estate taxes and insurance	43,371	43,052	319	1%	(1,356)	1,675
Asset management fees to affiliate	14,858	15,704	(846)	(5)%	(1,210)	364
General and administrative expenses	5,223	4,756	467	10%	n/a	n/a
Depreciation and amortization	83,617	82,629	988	1%	(3,563)	4,551
Interest expense	25,372	71,460	(46,088)	(64)%	(920)	(45,168)
Impairment charges on real estate	—	19,896	(19,896)	(100)%	—	(19,896)
Other interest income	41	60	(19)	(32)%	n/a	n/a
Equity in income (loss) of an unconsolidated entity	4,945	(1,408)	6,353	(451)%	—	6,353
Loss from extinguishment of debt	—	(188)	188	(100)%	—	188
Gain on sale of real estate, net	20,459	50,959	(30,500)	(60)%	(30,500)	—
Provision for credit loss on real estate loan receivable	—	(680)	680	(100)%	680	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 related to real estate dispositions and a real estate loan paid off on or after on or after January 1, 2020.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $211.4 million for the nine months ended September 30, 2020 to $209.4 million for the nine months ended September 30, 2021. The decrease in rental income was primarily due to the dispositions of Hardware Village in May 2020 and Anchor Centre in January 2021, partially offset by an increase in rental income related to the commencement of a lease at Domain Gateway in January 2021 and lease termination income received during the nine months ended September 30, 2021. We expect rental income to decrease in future periods to the extent we dispose of properties, to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions or recoveries as a result of the COVID-19 pandemic and to increase due to tenant reimbursements related to operating expenses as physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets – COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest income from our real estate loan receivable, recognized using the interest method, was $3.2 million for the nine months ended September 30, 2020. On May 7, 2020, in connection with the sale of Hardware Village, we, through an indirect wholly owned subsidiary, provided seller financing and entered into a promissory note with the buyer. The promissory note was paid off in full on December 11, 2020. We did not own any real estate loans receivable during the nine months ended September 30, 2021.
Other operating income decreased from $14.6 million during the nine months ended September 30, 2020 to $12.3 million for the nine months ended September 30, 2021. The decrease in other operating income was primarily due to a decrease in parking revenues for properties held throughout both periods due to a decrease in physical occupancy as a result of the COVID-19 pandemic and the disposition of Anchor Centre in January 2021. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions or recoveries as a result of the COVID-19 pandemic and to decrease to the extent we dispose of properties.
Operating, maintenance and management costs decreased from $52.6 million for the nine months ended September 30, 2020 to $49.4 million for the nine months ended September 30, 2021. The decrease in operating, maintenance and management costs was primarily due to the dispositions of Hardware Village in May 2020 and Anchor Centre in January 2021.  We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office and to decrease to the extent we dispose of additional properties.
Real estate taxes and insurance increased slightly from $43.1 million for the nine months ended September 30, 2020 to $43.4 million for the nine months ended September 30, 2021. The increase in real estate taxes and insurance was primarily due to a net increase in real estate taxes due to higher property tax assessments for real estate properties held throughout both periods, offset by the dispositions of Hardware Village in May 2020 and Anchor Centre in January 2021. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees with respect to our real estate investments decreased from $15.7 million for the nine months ended September 30, 2020 to $14.9 million for the nine months ended September 30, 2021, primarily due to the dispositions of Hardware Village in May 2020 and Anchor Centre in January 2021 and the payoff of our real estate loan receivable in December 2020, offset by an increase in capital improvements at real estate properties held throughout both periods. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of additional properties. As of September 30, 2021, there were $8.8 million of accrued asset management fees, of which $8.0 million was deferred as of September 30, 2021. For a discussion of accrued and deferred asset management fees, see “– Liquidity and Capital Resources” herein.
General and administrative expenses increased from $4.8 million for the nine months ended September 30, 2020 to $5.2 million for the nine months ended September 30, 2021, primarily due to appraisal fees related to the update of our estimated value per share in May 2021 and an increase in legal fees and proxy costs incurred during the nine months ended September 30, 2021. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, audit costs and third party transfer agent fees. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased from $82.6 million for the nine months ended September 30, 2020 to $83.6 million for the nine months ended September 30, 2021, primarily due to an increase in capital improvements at properties held throughout both periods, offset by a decrease as a result of the sale of Anchor Centre in January 2021. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense decreased from $71.5 million for the nine months ended September 30, 2020 to $25.4 million for the nine months ended September 30, 2021. Included in interest expense was (i) $29.4 million and $22.7 million of interest expense payments for the nine months ended September 30, 2020 and 2021, respectively, (ii) the amortization of deferred financing costs of $3.2 million and $3.0 million for the nine months ended September 30, 2020 and 2021, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments, which increased interest expense by $38.9 million for the nine months ended September 30, 2020 and decreased interest expense by $0.3 million for the nine months ended September 30, 2021. The decrease in interest expense was primarily due to a decrease in average outstanding balances on our loans, a lower 30-day LIBOR during the nine months ended September 30, 2021 and its impact on interest expense related to our variable rate debt and a decrease in interest expense due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. In general, we expect interest expense to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges, fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the nine months ended September 30, 2020, we recorded non-cash impairment charges of $19.9 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic. We did not record any impairment charges on our real estate properties during the nine months ended September 30, 2021.
Equity in income (loss) of an unconsolidated entity relates to our investment in the SREIT. We recorded equity in loss of an unconsolidated entity of $1.4 million and equity in income of an unconsolidated entity of $4.9 million related to our investment in the SREIT during the nine months ended September 30, 2020 and 2021, respectively. Equity in loss of an unconsolidated entity during the nine months ended September 30, 2020 included $3.5 million related to our share of the net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to our investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020. Equity in income of an unconsolidated entity during the nine months ended September 30, 2021 included a gain of $1.1 million to reflect the net effect to our investment as a result of the net proceeds raised by the SREIT in a private offering in July 2021. Based on our 24.8% ownership interest in the SREIT as of September 30, 2021, we exercise significant influence over the operations, financial policies and decision making with respect to this investment. Accordingly, we accounted for the investment in the SREIT under the equity method of accounting as of September 30, 2021. We expect our equity in income (loss) of an unconsolidated entity related to our investment in the SREIT to vary based on occupancy rates and rental rates of the SREIT’s real estate investments, due to fair value changes with respect to the SREIT’s interest rate swaps that are not accounted for as cash flow hedges and uncertainty and business disruptions or recoveries as a result of the COVID-19 pandemic.
During the nine months ended September 30, 2021, we recognized a gain on sale of real estate of $20.5 million related to the disposition of Anchor Centre and during the nine months ended September 30, 2020, we recognized a gain on sale of real estate of $50.9 million related to disposition of Hardware Village.
We recognized a provision for credit loss of $0.7 million related to our investment in a real estate loan receivable during the nine months ended September 30, 2020. Under the current expected credit loss (CECL) model, we were required to measure and record an allowance for credit losses upon the initial recognition of a real estate loan receivable to present the net amount expected to be collected, which was re-measured at each balance sheet date based on changes in facts and circumstances. The allowance was adjusted through the provision for credit loss on our consolidated statements of operations and was increased or decreased based on the re-measurement of the allowance for credit loss at each balance sheet date through the date of repayment of the loan in December 2020. We did not own any real estate loans receivable during the nine months ended September 30, 2021.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO, MFFO and Adjusted MFFO, we are providing information related to the proportion of Adjusted MFFO related to properties sold in 2020 and during the nine months ended September 30, 2021, the property held for sale as of September 30, 2021 and a real estate loan receivable paid off in full on December 11, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, amortization of discounts and closing costs, unrealized (gains) losses on derivative instruments, loss from extinguishment of debt and provision for credit loss are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:
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
•Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements;
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income attributable to common stockholders	$(2,235)	$1,119	$25,276	$(18,276)
Depreciation of real estate assets	22,132	21,027	64,890	61,834
Amortization of lease-related costs	6,166	6,852	18,727	20,795
Impairment charges on real estate	—	—	—	19,896
Gain on sale of real estate, net	—	(21)	(20,459)	(50,959)
Adjustments for noncontrolling interests - consolidated entity (1)	—	—	—	6,144
Adjustment for investment in an unconsolidated entity (2)	3,804	4,515	12,833	11,496
FFO attributable to common stockholders (3)	29,867	33,492	101,267	50,930
Straight-line rent and amortization of above- and below-market leases, net	(1,202)	(1,755)	(5,918)	(6,178)
Amortization of discount and closing costs	—	(642)	—	(1,172)
Loss from extinguishment of debt	—	—	—	188
Unrealized (gains) losses on derivative instruments	(3,910)	(4,532)	(13,740)	29,484
Provision for credit loss on real estate loan receivable	—	—	—	680
Adjustment for investment in an unconsolidated entity (2)	(428)	(170)	(3,141)	4,928
MFFO attributable to common stockholders (3)	24,327	26,393	78,468	78,860
Adjustment for a contractual rent payment received but deferred (4)	—	1,142	—	2,666
Adjusted MFFO attributable to common stockholders (3)	$24,327	$27,535	$78,468	$81,526
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holder’s share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO.
(2) Reflects our noncontrolling interest share of adjustments to convert our net income (loss) attributable to common stockholders to FFO and MFFO for our equity investment in an unconsolidated entity.
(3) FFO, MFFO and Adjusted MFFO include $0.2 million and $1.2 million of lease termination income for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $0.5 million of lease termination income for the three and nine months ended September 30, 2020, respectively.
(4) Adjustment for rent contractually due and collected per the terms of a lease agreement, but deferred and not recognized into rental income for purposes of GAAP as the tenant improvements were under construction. We began recognizing this deferred revenue over the term of the lease beginning January 1, 2021.
Our calculation of Adjusted MFFO above includes amounts related to the operations of an office property sold on January 19, 2021, the operations of the multifamily apartment complex held by the Hardware Village joint venture that was sold on May 7, 2020, interest income from our real estate loan receivable paid off in full on December 11, 2020 and the operations of a property that was held for sale as of September 30, 2021. Please refer to the table below with respect to the proportion of Adjusted MFFO related to the real estate properties sold, the property held for sale as of September 30, 2021 and the real estate loan receivable paid off (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted MFFO by component:
Assets held for investment	$23,153	$25,143	$74,604	$76,683
Real estate properties sold	30	1,138	16	3,261
Real estate property held for sale	1,144	98	3,848	(113)
Real estate loan receivable paid off	—	1,156	—	1,695
Adjusted MFFO	$24,327	$27,535	$78,468	$81,526

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first, second and third quarters of 2021 (in thousands, except per share amounts):

Period	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
			Cash	Reinvested	Total
First Quarter 2021	$27,640	$0.149	$16,274	$11,326	$27,600	$16,295
Second Quarter 2021	27,755	0.149	22,024	14,959	36,983	27,698
Third Quarter 2021	23,863	0.150	9,434	6,507	15,941	32,247
	$79,258	$0.448	$47,732	$32,792	$80,524	$76,240
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2021 through September 30, 2021, distributions were calculated at a rate of $0.04983333 per share.
(2) Distributions are generally paid on a monthly basis. Distributions for the monthly record date of a given month are paid on or about the first business day of the following month; however, we accelerated the payment of the June 2021 distributions due to the timing of the Self-Tender.
For the nine months ended September 30, 2021, we paid aggregate distributions of $80.5 million, including $47.7 million of distributions paid in cash and $32.8 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the nine months ended September 30, 2021 was $25.3 million. FFO for the nine months ended September 30, 2021 was $101.3 million and cash flow from operating activities was $76.2 million. See the reconciliation of FFO to net income attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $59.9 million of cash flow from current operating activities, $4.2 million of cash flow from operating activities in excess of distributions paid during prior periods and $16.4 million of proceeds from the sale of real estate. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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
Distributions Paid
On October 1, 2021, we paid distributions of $7.9 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on September 20, 2021. On November 1, 2021, we paid distributions of $7.8 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on October 20, 2021.
Distributions Authorized
On November 1, 2021, our board of directors authorized a November 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on November 19, 2021, which we expect to pay in December 2021, and a December 2021 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 20, 2021, which we expect to pay in January 2022.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Updated Estimated Value Per Share
On November 1, 2021, our board of directors approved an estimated value per share of our common stock of $10.78 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. For a full description of the limitations, methodologies and assumptions used to value our assets and liabilities in connection with the calculation of our estimated value per share, see our Current Report on Form 8-K, filed with the SEC on November 4, 2021.
Updated Dividend Reinvestment Plan Pricing
Pursuant to our dividend reinvestment plan, participants in the dividend reinvestment plan will acquire shares of our common stock under the plan at a price equal to 95% of the estimated value per share of our common stock. As such, commencing on the next dividend reinvestment plan purchase date, which is December 1, 2021, participants will acquire shares of our common stock under the plan at a price equal to 95% of $10.78, or $10.24 per share.
If a participant wishes to terminate participation in our dividend reinvestment plan effective for the December 1, 2021 purchase date, participants must notify us in writing of such decision, and we must receive the notice by the close of business on November 23, 2021.
Updated Share Redemption Program Pricing
In accordance with our share redemption program, our redemption price for shares eligible for redemption is calculated based upon the updated estimated value per share. Under the Amended Share Redemption Program, Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. Ordinary Redemptions are made at a price per share equal to 96% of the most recent estimated value per share of our common stock as of the applicable redemption date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Effective for the November 2021 redemption date, which is November 30, 2021, the redemption price for all stockholders will be calculated based on the November 2021 estimated value per share. For a stockholder’s shares to be eligible for redemption in a given month or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us at least five business days before the redemption date.
Disposition of Domain Gateway
On September 29, 2011, we, through an indirect wholly owned subsidiary, purchased a five-story office building containing 183,911 rentable square feet located on approximately 4.3 acres of land in Austin, Texas (“Domain Gateway”). On November 2, 2021, we completed the sale of Domain Gateway to a purchaser unaffiliated with us or our advisor, for $143.0 million, before third-party closing costs, closing credits and disposition fees payable to our advisor. The aggregate cost of Domain Gateway, which includes the initial purchase price plus capital expenditures since acquisition and acquisition fees and expenses, but excludes any reductions to the net book value of the property due to historical depreciation and amortization expense, was $69.1 million. In connection with the disposition of Domain Gateway, we paid down $69.7 million of principal balance due under the Modified Portfolio Revolving Loan Facility.
Amended and Restated Portfolio Loan Facility
On November 3, 2021, we, through indirect wholly owned subsidiaries, entered into a two-year loan agreement with Bank of America, N.A., as administrative agent; BofA Securities, Inc., Wells Fargo Securities, LLC and Capital One, National Association as joint lead arrangers and joint book runners; Wells Fargo Bank, N.A., as syndication agent, and each of the financial institutions a signatory thereto, for an amount up to $613.2 million, of which $459.9 million is term debt and $153.3 million is revolving debt. At closing, $459.9 million of term debt and $57.1 million of revolving debt were funded, which was used to pay off in full our existing Modified Portfolio Loan Facility, and an additional $96.2 million of the revolving debt remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. See Part II, Item 5 “Other Information,” for more information about our Amended and Restated Portfolio Loan Facility.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2021, the fair value of our fixed rate debt was $126.5 million and the outstanding principal balance of our fixed rate debt was $123.0 million.  The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of September 30, 2021.  As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2021, we were exposed to market risks related to fluctuations in interest rates on $355.9 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. Based on interest rates as of September 30, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2022, interest expense on our variable rate debt would increase or decrease by $3.6 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of September 30, 2021 were 3.7% and 3.0%, respectively.  The weighted-average effective interest rate represents the actual interest rate in effect as of September 30, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2021 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We are exposed to financial market risk with respect to our investment in the SREIT (SGX-ST Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a director of the external manager of the SREIT, and an affiliate of our advisor services as the U.S. asset manager to the SREIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of September 30, 2021, we held 289,561,899 units of the SREIT which represented 24.8% of the outstanding units of the SREIT. As of September 30, 2021, the aggregate value of our investment in the units of the SREIT was $247.6 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.86 per unit as of September 30, 2021, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. Based solely on the closing price per unit of the SREIT units as of September 30, 2021, if prices were to increase or decrease by 10% upon sale of all of our 289,561,899 units of the SREIT, our net income would increase by $53.7 million or increase by $4.1 million, respectively.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
b).Not applicable.
c).We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to our estimated value per share.
The following is a description of our share redemption program from January 1, 2021 through June 30, 2021 and the amendments to the program made by the amended and restated share redemption program (the “Amended Share Redemption Program”), which became effective as of the July 30, 2021 redemption date.
In December 2019, our board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program, and Ordinary Redemptions remained suspended through June 30, 2021. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). Upon suspension, all Ordinary Redemption requests that had been received were cancelled and no Ordinary Redemption requests were accepted or collected during the suspension of the share redemption program. Further, on June 3, 2021, we announced that, in connection with the approval of the Self-Tender (defined below), our board of directors approved a temporary suspension of all redemptions under the share redemption program, including Special Redemptions. Upon suspension, all outstanding redemption requests under the share redemption program were cancelled, and no requests were accepted or collected under the share redemption program. As such, Special Redemptions under the share redemption program were suspended for the June 30, 2021 redemption date, meaning no Special Redemptions were made under the share redemption program in June 2021. Ordinary Redemptions and Special Redemptions resumed effective for the July 30, 2021 redemption date under the Amended Share Redemption Program.
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
•Except as provided otherwise in the Amended Share Redemption Program with respect to calendar year 2021 only, during any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. Notwithstanding anything contained in our share redemption program to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.
•Pursuant to the Amended Share Redemption Program, for calendar year 2021 only, we may redeem up to 5% of the weighted-average number of shares outstanding during the 2020 calendar year, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the 2021 calendar year, would result in the number of remaining shares available for redemption in the 2021 calendar year being 500,000 or less, the last 500,000 shares available for redemption shall be reserved exclusively for Special Redemptions.
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
Through June 30, 2021, Ordinary Redemptions were made at a price per share equal to 95% of our most recent estimated value per share as of the applicable redemption date. Under the Amended Share Redemption Program, commencing with the July 30, 2021 redemption date, Ordinary Redemptions are made at a price per share equal to 96% of our most recent estimated value per share as of the applicable redemption date.
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
On May 13, 2021, our board of directors approved an estimated value per share of our common stock of $10.77 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of March 31, 2021, with the exception of adjustments to our net asset value to give effect to the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of April 29, 2021. Effective May 13, 2021 and through November 1, 2021, the redemption price for all shares eligible for redemption was calculated based on the May 13, 2021 estimated value per share.
On November 1, 2021, our board of directors approved an estimated value per share of our common stock of $10.78 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. Effective for the November 2021 redemption date, which is November 30, 2021, and until the estimated value per share is updated, the redemption price for all shares eligible for redemption will be calculated based on the November 1, 2021 estimated value per share.
We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2022. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our website, www.kbsreitiii.com (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov).
Our board of directors may amend, suspend or terminate our share redemption program upon ten business days’ notice to stockholders, and consistent with SEC guidance and interpretations, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
During the nine months ended September 30, 2021, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and from debt financing. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	101,887	$10.74	(3)
February 2021	107,443	$10.74	(3)
March 2021	80,409	$10.74	(3)
April 2021	179,398	$10.74	(3)
May 2021	96,964	$10.77	(3)
June 2021	—	$—	(3)
July 2021	159,922	$10.50	(3)
August 2021	1,412,169	$10.39	(3)
September 2021	1,736,860	$10.38	(3)
Total	3,875,052
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
(3) As of November 1, 2021, we had approximately 3.4 million shares available for redemption for the remainder of 2021 under the Amended Share Redemption Program described above, including the reserve for Special Redemptions.
For the months of January 2021 through May 2021, we fulfilled all Special Redemption requests eligible for redemption under our share redemption program and received in good order. For the months of July 2021 through September 2021, we fulfilled all Ordinary Redemption and Special Redemption requests eligible for redemption under our share redemption program and received in good order.

PART II. OTHER INFORMATION (CONTINUED)
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5 Other Information
Amended and Restated Portfolio Loan Facility
On November 3, 2021, we, through indirect wholly owned subsidiaries (each a “Borrower” and together, the “Borrowers”), entered into a two-year loan agreement with Bank of America, N.A., as administrative agent; BofA Securities, Inc., Wells Fargo Securities, LLC and Capital One, National Association as joint lead arrangers and joint book runners; Wells Fargo Bank, N.A., as syndication agent, and each of the financial institutions a signatory thereto (the “Amended and Restated Portfolio Loan Facility Lenders”), for an amount up to $613.2 million, of which $459.9 million is term debt and $153.3 million is revolving debt (the “Amended and Restated Portfolio Loan Facility”). At closing, $459.9 million of term debt and $57.1 million of revolving debt were funded, which was used to pay off in full our existing Modified Portfolio Loan Facility, and an additional $96.2 million of the revolving debt remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Subject to certain terms and conditions contained in the loan documents, the Amended and Restated Portfolio Loan Facility may be used for (i) paying closing costs and other expenses related to the loan, (ii) for the return of equity to certain indirect owners of Borrowers, (iii) to pay or reimburse Borrowers for certain other costs and expenses, including tenant improvement costs, leasing commissions, and capital improvement costs at the properties securing the loan, (iv) working capital or liquidity management of our company, and (v) for any other lawful purpose, provided that $25.0 million of the revolving debt is to be used for tenant improvements, tenant allowances or any other work required pursuant to the terms of a specified lease described in the loan documents, although this restriction is released as we complete such projects. In addition, the Amended and Restated Portfolio Loan Facility contains customary representations and warranties, financial and other affirmative and negative covenants (including maintenance of an ongoing debt service coverage ratio), events of default and remedies typical for this type of facility.
The Amended and Restated Portfolio Loan Facility matures on November 3, 2023, with one additional 12-month extension option, subject to certain terms and conditions as described in the loan documents. The Amended and Restated Portfolio Loan Facility bears interest at the Bloomberg Short-Term Bank Yield Index rate plus 180 basis points per annum. Monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity. We will have the right to prepay the loan in part and in whole, without fee, premium or penalty, subject to certain conditions contained in the loan documents.
The Amended and Restated Portfolio Loan Facility is secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. We have the right to substitute properties securing the Amended and Restated Portfolio Loan Facility at any time, subject to approval of the Amended and Restated Portfolio Loan Facility Lenders and compliance with the terms and conditions described in the loan agreement.
KBS REIT Properties III, LLC (“REIT Properties III”), our indirect wholly owned subsidiary, is providing a guaranty of (i) payment of, and agrees to protect, defend, indemnify and hold harmless each Amended and Restated Portfolio Loan Facility Lender for, from and against, any liability, obligation, deficiency, loss, damage, costs and expenses (including reasonable attorney’s fees), and any litigation which may at any time be imposed upon, incurred or suffered by the Amended and Restated Portfolio Loan Facility Lender because of (a) certain intentional acts committed by the Borrowers, (b) fraud or intentional misrepresentations by the Borrowers or REIT Properties III in connection with the loan documents as described in the guaranty agreement, and (c) certain bankruptcy or liquidation proceedings under state or federal law, and (ii) payment for liability that is incurred and related to certain environmental matters. In addition, REIT Properties III is providing a principal guaranty for up to 10% of the outstanding balance of the Amended and Restated Portfolio Loan Facility, but in no event exceeding $61.3 million, which may be reduced from time to time in connection with any repayment of principal that results in a mutually agreed upon reduction to the commitment of the Amended and Restated Portfolio Loan Facility as set forth in the guaranty agreement.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 28, 2021

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 4, 2021	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 4, 2021	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)