Form 10-K
period 2021-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2022-03-31
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On May 13, 2021, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.77 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of March 31, 2021, with the exception of adjustments to the Registrant’s net asset value to give effect to the change in the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of April 29, 2021. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of May 13, 2021, see the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2021. On November 1, 2021, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.78 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to the Registrant’s net asset value to give effect to (i) the change in the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of November 1, 2021, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 186,235,145 shares of common stock held by non-affiliates as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 28, 2022, there were 151,359,227 outstanding shares of common stock of the Registrant.

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
•Our advisor and its affiliates currently receive fees in connection with transactions involving the purchase or origination, management and disposition of our investments. Acquisition and asset management fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed-upon investment returns, the investment return thresholds may be reduced subject to approval by our conflicts committee and our charter limitations. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders. Our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to a perpetual-life net asset value “NAV” REIT. If we convert to an NAV REIT, we would implement a revised advisory fee structure. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons”.
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
•Our significant investment in the equity securities of the SREIT, a traded Singapore real estate investment trust, is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to the quantity of units held by us relative to the trading volume of the units. The COVID-19 pandemic has caused significant negative pressure in the financial markets. Since March 2020, the trading price of the common units of the SREIT has experienced substantial volatility; however, the units have recovered a portion of their losses since the low in March 2020.
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
•Our conflicts committee and our board of directors continue to evaluate various alternatives available to us. There is no assurance that any alternative being considered by our board of directors will provide a return to stockholders that equals or exceeds our estimated value per share as of November 1, 2021, and although we remain focused on providing enhanced liquidity to stockholders while maximizing returns to stockholders, we can provide no assurances in this regard. We also can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated.
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
•In December 2019, our board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program, and Ordinary Redemptions remained suspended through June 30, 2021. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). Further, on June 3, 2021, we announced that, in connection with the approval of a self-tender offer, our board of directors had approved a temporary suspension of all redemptions under the share redemption program, including Special Redemptions. On July 14, 2021, our board of directors approved an amended and restated share redemption program and Ordinary Redemptions and Special Redemptions resumed effective for the July 30, 2021 redemption date. As of March 1, 2022, we had $17.4 million available for redemptions for the remainder of 2022 under the Amended Share Redemption Program, including the reserve for Special Redemptions. We cannot predict future redemption demand with any certainty. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us. If future redemption requests exceed the amount of funding available under our share redemption program, the number of rejected redemption requests will increase over time.

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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2021, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of a Singapore real estate investment trust (the “SREIT”).
We commenced our initial public offering on October 26, 2010, the primary portion of which terminated in July 2015. KBS Capital Markets Group LLC served as dealer manager for the offering. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2021, we had also sold 40,819,751 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $421.7 million. Also as of December 31, 2021, we had redeemed or repurchased 64,674,823 shares sold in our initial public offering for $687.9 million.
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
Our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to an “NAV REIT.” Our conflicts committee and board of directors remain focused on providing stable distributions and enhanced liquidity to stockholders. In the near term, while our conflicts committee and board of directors explore alternatives available to us, we may market certain of our assets for sale. Based on our assessment of alternatives available to us, market conditions and our further assessment of our capital raising prospects, our conflicts committee and board of directors may conclude that it would be in the best interest of our stockholders to (i) convert to an “NAV REIT,” (ii) continue to operate as a going concern under our current business plan, or (iii) adopt a plan of liquidation that would involve the sale of our remaining assets (in which event such plan would be presented to stockholders for approval). There is no assurance that any alternative being considered by our board of directors will provide a return to stockholders that equals or exceeds our estimated value per share as of November 1, 2021, and although we remain focused on providing enhanced liquidity to stockholders while maximizing returns to stockholders, we can provide no assurances in this regard. We also can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated. See Part I, Item 1A, “Risk Factors” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons.”
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
2021 Portfolio Highlights
On January 19, 2021, we completed the sale of Anchor Centre to a purchaser unaffiliated with us or our advisor, for $103.5 million, before third-party closing costs, closing credits and disposition fees payable to our advisor. We recognized a gain on sale of $20.5 million related to this disposition.
On November 2, 2021, we completed the sale of Domain Gateway to a purchaser unaffiliated with us or our advisor, for $143.0 million, before third-party closing costs, closing credits and disposition fees payable to our advisor. In connection with the disposition of Domain Gateway, we paid down $69.7 million of principal balance due under the Modified Portfolio Revolving Loan Facility. We recognized a gain on sale of $93.9 million related to this disposition.
In connection with our sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, we, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT (SGX-ST Ticker: OXMU) at a price of $0.88 per unit representing a 33.3% ownership interest in the SREIT (the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT. On November 9, 2021, REIT Properties III sold 73,720,000 units in the SREIT for $58.9 million, net of fees and costs, pursuant to a block trade, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of December 31, 2021, REIT Properties III held 215,841,899 units of the SREIT, which represented 18.5% of the outstanding units of the SREIT as of that date. As of December 31, 2021, the aggregate book value and fair value of our investment in the units of the SREIT was $180.2 million, which was based on the closing price of the SREIT units on the Singapore Exchange Securities Trading Limited (the “SGX-ST”) of $0.835 per unit as of December 31, 2021 and did not take into account any potential discount for the holding period risk due to the quantity of units we own.
On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT, we no longer have significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date. During the period from November 9, 2021 through December 31, 2021, we recorded an unrealized gain on real estate equity securities of $16.8 million.
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
We acquired our first real estate property on September 29, 2011. As of December 31, 2021, our portfolio of real estate properties was composed of 16 office properties and one mixed-use office/retail property. For more information on our real estate investments, including tenant information, see Part I, Item 2 “Properties.” We also own an investment in the equity securities of the SREIT. See “—2021 Portfolio Highlights” above.

The following charts illustrate the geographic diversification of our real estate properties based on total leased square feet and total annualized base rent as of December 31, 2021:
Leased Square Feet

Annualized Base Rent (1)

IL 13%
VA 9%
KS 6%
MN 6%
TX 17%
NC 5%
GA 5%
UT 2%
TN 2%
CA 35%

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 25% of our total annualized base rent as of December 31, 2021. The chart below illustrates the diversity of tenant industries in our real estate portfolio based on total annualized base rent as of December 31, 2021:
Annualized Base Rent (1)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 3% of total.
Financing Objectives
We financed our real estate acquisitions to date with a combination of the proceeds received from our now-terminated initial public offering and debt. We may use proceeds from borrowings to finance acquisitions of new real estate and real estate-related investments; to pay for property improvements, repairs and tenant build-outs to properties and for other capital expenditures; to refinance existing indebtedness; to pay distributions; to fund the redemption or repurchase of our shares; or to provide working capital. Our investment strategy is to utilize primarily secured debt to finance our investment portfolio, though from time to time we may also use unsecured debt.
We expect to continue to borrow funds at fixed and variable rates. As of December 31, 2021, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.8 years. The maturity dates of certain loans may be extended beyond their current maturity dates, subject to certain terms and conditions contained in the loan documents. As of December 31, 2021, we did not have any debt maturing during the 12 months ending December 31, 2022. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. As of December 31, 2021, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of December 31, 2021, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2021 were 3.7% and 3.2%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2021, where applicable. As of December 31, 2021, we had $312.3 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements.

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2021 (in thousands):

2022	$1,013
2023	1,100,067
2024	371,210
2025	—
2026	—
Thereafter	—
$1,472,290

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2021, our borrowings and other liabilities were approximately 54% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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

Risks Related to an Investment in Our Common Stock
There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price and the estimated value per share.
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
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to our estimated value per share. In December 2019, our board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program, and Ordinary Redemptions remain suspended through June 30, 2021. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). Further, on June 3, 2021, we announced that, in connection with the approval of a self-tender offer, our board of directors had approved a temporary suspension of all redemptions under the share redemption program, including Special Redemptions. On July 14, 2021, our board of directors approved an amended and restated share redemption program (the “Amended Share Redemption Program”) and Ordinary Redemptions and Special Redemptions under the Amended Share Redemption Program resumed effective for the July 30, 2021 redemption date.
Our board of directors may amend, suspend or terminate our share redemption program upon ten business days’ notice to stockholders, and consistent with SEC guidance and interpretations, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice. We describe the restrictions of our share redemption program in detail under Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Amended and Restated Share Redemption Program.” As of March 1, 2022, we had $17.4 million available for redemptions for the remainder of 2022 under the share redemption program, including the reserve for Special Redemptions. We cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program, the number of rejected redemption requests will increase over time. See “– Risks Related to Our Corporate Structure – Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the current share redemption program, they may not be able to recover an amount equal to the estimated value per share of our common stock.”
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
We face significant competition for tenants and in the acquisition and disposition of real estate, which may limit our ability to achieve our investment objectives or pay distributions.
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
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The spread of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, states and localities, including states and localities in the United States, have reacted by restricting many business and travel activities, mandating the partial or complete closures of certain businesses and schools and taking other actions to mitigate the spread of the virus, most of which have a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our tenants, continue to recommend or mandate some or all of their employees work from home or are rotating employees in and out of the office to encourage social distancing in the workplace. Due to these events, during 2021, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels.
We cannot predict when, if and to what extent these restrictions and other actions will end and when, if and to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long-term with respect to the demand for leasing office space.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations, liquidity and estimated share value due to, among other factors:
•health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease;
•businesses evolving to make work-from-home environments, such as employee telecommuting, flexible work schedules, open workplaces or teleconferencing, increasingly common, which could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations at our properties;
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

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations, our investment in the units of the SREIT or the global economy as a whole.
During the years ended December 31, 2021 and 2020, we did not experience significant disruptions in our operations from the COVID-19 pandemic. Many of our tenants have suffered reductions in revenue since March 2020. Rent collections for the quarter ended December 31, 2021 were approximately 99%. We have granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to our consolidated balance sheet as of December 31, 2021 or consolidated statements of operations for the year ended December 31, 2021. As of December 31, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $4.2 million of rent deferrals for the period from March 2020 through September 2021 and granting $2.9 million in rental abatements.
As of December 31, 2021, 81 tenants were granted rental deferrals, rental abatements and/or rent restructures, of which 49 of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period, six of these tenants early terminated their leases and eight of these tenant leases were modified at lower rental rates and/or based on a percentage of the tenant’s gross receipts. As of December 31, 2021, two of the 81 tenants continue to be in the rental deferral and/or rental abatement periods as granted in accordance with their agreements. Through December 31, 2021, $2.8 million of rent previously deferred has been billed to the tenants, of which $2.4 million was collected.
As of December 31, 2021, we had $1.4 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $1.1 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the years ended December 31, 2021 and 2020, we recorded $1.2 million and $1.5 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic. Subsequent to December 31, 2021, we have not seen a material impact on our rent collections. We are in discussions with several retail tenants to extend additional short-term deferrals. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. Current collections and rent relief requests to date may not be indicative of collections or requests in any future period.
We may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. During the year ended December 31, 2020, we recognized an impairment charge of $19.9 million for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic.
We have also made a significant investment in the common units of the SREIT. Since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility; however, the units have recovered a portion of their losses since the low in March 2020. As of December 31, 2021, the aggregate value of our investment in the units of the SREIT was $180.2 million, which was based solely on the closing price of the units on the SGX-ST of $0.835 per unit as of December 31, 2021, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. As of March 31, 2022, the aggregate value of our investment in the units of the SREIT was $163.0 million, which was based solely on the closing price of the units on the SGX-ST of $0.755 per unit as of March 31, 2022, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.
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
Because of the concentration of a significant portion of our assets in three geographic areas and in core office properties, any adverse economic, real estate or business conditions in these geographic areas or in the U.S. office market could affect our operating results and our ability to pay distributions to our stockholders.
As of March 1, 2022, a significant portion of our real estate properties was located in California, Illinois and Texas. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. In addition, the majority of our real estate properties consists of core office properties. Any adverse economic or real estate developments in these geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space could adversely affect our operating results and our ability to pay distributions to our stockholders.

A significant percentage of our assets is invested in Accenture Tower and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
As of December 31, 2021, Accenture Tower represented approximately 16% of our total assets and represented approximately 13% of our total annualized base rent. Further, as a result of this investment, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.
We may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
As of March 1, 2022, we owned 16 office properties, one mixed-used office/retail property and an investment in the equity securities of the SREIT. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of additional assets, the level and volatility of interest rates, the availability of short and long-term financing, conditions in the financial markets and general economic conditions.
Because we depend upon our advisor and its affiliates to select, acquire, manage and dispose of our real estate investments and to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could cause our operations to suffer.
We depend on our advisor to select, acquire, manage and dispose of our real estate investments and to conduct our operations. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), and any future KBS-sponsored programs that it advises to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.
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
For the year ended December 31, 2021, we paid aggregate distributions of $104.1 million, including $61.7 million of distributions paid in cash and $42.4 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $83.5 million (80%) of cash flow from current operating activities, $4.2 million (4%) of cash flow from operating activities in excess of distributions paid during prior periods and $16.4 million (16%) of proceeds from the sale of real estate. For the year ended December 31, 2021, our cash flow from operating activities to distributions paid coverage ratio was 97% and our funds from operations to distributions paid coverage ratio was 130%. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions” in this Annual Report.

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

Our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to a perpetual-life NAV REIT. If we convert to an NAV REIT, we would implement a revised advisory fee structure. See Part I, Item 1A, “Risk Factors – Risks of the Proposed NAV REIT Conversion” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons.”
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
All of our directors are also directors of KBS REIT II and our affiliated director is also an affiliated director of KBS Growth & Income REIT. The loyalties of our directors serving on the boards of directors of KBS REIT II and KBS Growth & Income REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored and advised programs, such as the following:
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
Our current share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to the estimated value per share of our common stock.
In December 2019, our board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program, and Ordinary Redemptions remained suspended through June 30, 2021. Further, on June 3, 2021, we announced that, in connection with the approval of a self-tender offer, our board of directors had approved a temporary suspension of all redemptions under the share redemption program, including Special Redemptions. On July 14, 2021, our board of directors approved an amended and restated share redemption program (the “Amended Share Redemption Program”), and Ordinary Redemptions and Special Redemptions resumed effective for the July 30, 2021 redemption date.
Pursuant to the Amended Share Redemption Program, for calendar year 2021, we could redeem up to 5% of the weighted-average number of shares outstanding during the 2020 calendar year, provided that, if we received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the 2021 calendar year, would result in the number of remaining shares available for redemption in the 2021 calendar year being 500,000 or less, the last 500,000 shares available for redemption were reserved exclusively for Special Redemptions.
On March 17, 2022, our board of directors approved a further amendment to our share redemption program to decrease the reserve for Special Redemptions for calendar year 2022 from $10.0 million to $2.0 million. As such, during calendar year 2022, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $2.0 million or less, the last $2.0 million of available funds shall be reserved exclusively for Special Redemptions. During any calendar year subsequent to 2022, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. We may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.
Moreover, the share redemption program contains several general limitations on our ability to redeem shares under the program. During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. Additionally, unless the shares are being redeemed in connection with a Special Redemption, we may not redeem shares unless the stockholder has held the shares for one year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.
As of March 1, 2022, we had $17.4 million available for redemptions for the remainder of 2022 under the share redemption program, including the reserve for Special Redemptions. We cannot predict future redemption demand with any certainty. If future redemption requests exceed the amount of funding available under our share redemption program, the number of rejected redemption requests will increase over time.
In addition, under the share redemption program, Ordinary Redemptions are made at a price per share equal to 96% of our most recent estimated value per share as of the applicable redemption date, and redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. On November 1, 2021, our board of directors approved an estimated value per share of our common stock of $10.78 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021.
We currently expect to announce an updated estimated value per share no later than December 2022.

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
Our board may amend, suspend or terminate our share redemption program upon ten business days’ notice to stockholders, and consistent with SEC guidance and interpretations, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Amended and Restated Share Redemption Program” for more information about the current share redemption program. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Amended and Restated Share Redemption Program.”
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions. This provision of our bylaws does not apply to claims brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction or to claims under state securities laws.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On November 1, 2021, our board of directors approved an estimated value per share of our common stock of $10.78 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2021, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).

We engaged Kroll, LLC (formerly Duff & Phelps, LLC) (“Kroll”), an independent third-party real estate valuation firm, to provide (i) appraisals for 17 of our consolidated real estate properties owned as of September 30, 2021 (the “Appraised Properties”), (ii) an estimated value for our investment in units of the SREIT and (iii) a calculation of the range in estimated value per share of our common stock as of November 1, 2021. Kroll based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021, (iii) its estimated value for our investment in units of the SREIT, and (iv) valuations performed by our advisor of our cash, other assets, notes payable and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2021.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of November 1, 2021, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We generally have incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.4%. The estimated value per share also does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to November 1, 2021. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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
The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. In particular, the COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. The COVID-19 pandemic is negatively impacting many industries, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. While we considered the impact from COVID-19 on our November 1, 2021 estimated value per share, the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the units of the SREIT depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. As such, the estimated value per share does not take into account developments in our portfolio since November 1, 2021. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize an independent valuation firm to update the estimated value per share no later than December 2022.

The actual value of shares that we repurchase under our share redemption program may be less than what we pay.
Under our current share redemption program, shares may be repurchased at varying prices depending on whether the redemptions are in connection with a Special Redemption. Pursuant to our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date, which is currently $10.78 per share, and Ordinary Redemptions are made at a price per share equal to 96% of our most recent estimated value per share as of the applicable redemption date, which is currently $10.35. Although these redemption prices are based on our current estimated value per share, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.78 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay and the repurchase may be dilutive to our remaining stockholders.
The current offering price of shares under our dividend reinvestment plan is equal to 95% of the November 1, 2021 estimated value per share approved by our board of directors. It does not take into account developments in our portfolio or the markets since November 1, 2021, including the uncertainty as a result of the COVID-19 pandemic. As a result, a reinvestment of dividends in our common stock bears increased risk.
Pursuant to our dividend reinvestment plan, participants in the dividend reinvestment plan acquire shares of our common stock under the plan at a price equal to 95% of the estimated value per share of our common stock. As such, participants currently acquire shares of our common stock under the plan at a price equal to $10.24 per share, which is 95% of our November 1, 2021 estimated value per share. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since November 1, 2021. While we considered the impact from COVID-19 on the November 1, 2021 estimated value per share, the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the SREIT depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. These risks are not priced into our most recent estimated value per share, and given the uncertainty, no assurances can be given that the purchase price of shares of our common stock reflect the underlying value of our assets. As a result, a reinvestment of distributions in our common stock bears increased risk.
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
Our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to a perpetual-life NAV REIT. If we convert to an NAV REIT, we would implement a revised advisory fee structure. See Part I, Item 1A, “Risk Factors – Risks of the Proposed NAV REIT Conversion” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons.”
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

Risks of the Proposed NAV REIT Conversion
Our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to a non-listed, perpetual-life “NAV REIT” (the “Proposed NAV REIT Conversion”) that calculates the net asset value or “NAV” per share on a regular basis that is more frequent than annually (i.e., daily, monthly or quarterly) and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. In connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement and in the event we convert to an NAV REIT, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. We can give no assurance that we will pursue a conversion to an NAV REIT or that if we do pursue conversion to an NAV REIT that we would commence or complete the proposed offering. Even if we convert to an NAV REIT, there is no assurance that we will successfully implement our strategy, and we can provide no assurance that our NAV REIT strategy will be able to provide additional liquidity to stockholders.
The following are the principal risks associated with the Proposed NAV REIT Conversion.
Our NAV REIT strategy may not result in increased liquidity for our stockholders.
If we convert to an NAV REIT, we intend to adopt a revised share redemption program that allows us to make monthly redemptions with an aggregate value of up to 5% of our NAV per calendar quarter, a greater percentage of our shares each year than our current share redemption program; however, we cannot provide assurances that we will do so. We may decide for market, regulatory or other reasons to have a more limited share redemption program or conduct periodic self-tender offers on terms that we believe are appropriate.
We will not be required to purchase any particular number of shares, at any particular frequency or at any particular pricing, pursuant to our proposed revised share redemption program or pursuant to periodic self-tender offers. If we convert to an NAV REIT and adopt the proposed revised share redemption program, our board of directors will be permitted to modify or suspend such share redemption program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders. If we suspended our proposed revised share redemption program, the program would require our board of directors to consider at least quarterly whether the continued suspension of the program is in our best interest and the best interest of our stockholders; however, we would not be required to authorize the recommencement of the proposed revised share redemption program within any specified period of time. Our board of directors could not terminate our proposed revised share redemption program absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law.
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
We conducted our initial public offering of common stock from October 2010 through July 2015. Investors in the initial public offering have now held their shares between approximately six and eleven years. When (and if) we launch a new public offering as an NAV REIT, they will have held their shares for an even longer period. New investors in our company may place a greater priority on funding for new investments than for liquidity or other purposes. They may be more supportive of our NAV REIT strategy than our original investors. Divergent interests of our stockholders may affect decisions by our board of directors or management, and may impact stockholder votes on various matters.
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
We intend to retain a dealer manager to conduct our ongoing offerings as an NAV REIT. The success of our offerings, and our ability to implement our business strategy, will be dependent upon the ability of our dealer manager to build and maintain a network of broker-dealers to sell our shares to their clients. If our dealer manager is not successful in establishing, operating and managing a network of broker-dealers, our ability to raise proceeds through future offerings will be limited and we may not have adequate capital to implement our NAV REIT strategy. Moreover, these offerings would be conducted on a “best efforts” basis, which means that our dealer manager must only use its best efforts to sell the shares in the offerings and no underwriter, broker-dealer or other person would have any firm commitment or obligation to purchase any shares or to obtain any subscriptions on our behalf. We cannot assure you that any minimum number of shares of common stock would be sold. The past performance of our dealer manager cannot be relied upon as predictive of our dealer manager’s future performance.
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
Pursuant to our advisory agreement currently in effect with our advisor, our advisor is due a subordinated participation in our net cash flows upon meeting certain performance goals. After our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) an 8.0% per year cumulative, noncompounded return on such net invested capital, our advisor is entitled to receive 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. With respect to our historical performance period from inception through the launch of our first offering as an NAV REIT, we intend to calculate the estimated value of the subordinated participation in net cash flows to our advisor based on a hypothetical liquidation of our assets and liabilities at their then-current estimated values used in our NAV calculation at the time of conversion to an NAV REIT, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and accelerate the payment of this historical incentive fee to our advisor to the extent of the potential liability at the time of conversion to an NAV REIT. Our stockholders approved the acceleration of this fee on May 7, 2020. The acceleration of the historical incentive fee is subject to further approval by the conflicts committee at the time of our conversion to an NAV REIT. Upon conversion to an NAV REIT, we would implement a new annual performance allocation for our advisor or its affiliate. To the extent payable, our advisor will benefit from the acceleration of this fee because (a) the value of the current incentive fee could go down in the future and (b) there is value in receiving compensation sooner rather than later. In connection with the determination of the November 1, 2021 estimated value per share of our common stock, our advisor determined that there would be no liability related to the subordinated participation in net cash flows at that time, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties; however, changes to the fair values of assets and liabilities could have a material impact to the incentive fee calculation. The new fee structure also puts a greater emphasis on our performance and, accordingly, would result in greater compensation to our advisor or its affiliates as a percentage of our NAV if we perform sufficiently well. Furthermore if we succeed in raising additional capital and growing our company, we would expect the fees paid to our advisor and its affiliates to increase because of our larger size. We believe these changes help further align the interests of our advisor (and its affiliates) and our stockholders in growing our company and performing well. The actual future impact to our stockholders of the proposed compensation changes is difficult to predict because it is subject to a number of factors, such as the amount of capital we raise in our public offerings, the size or value of the portfolio, and our performance. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons”.

Our advisor and its affiliates, including all of our executive officers, our affiliated director and other key real estate and debt finance professionals at our advisor, face conflicts of interest in the pursuit of an NAV REIT strategy.
All of our executive officers, our affiliated director and other key real estate and debt finance professionals at our advisor are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor and other affiliated KBS entities. Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director. Our advisor is owned and controlled by KBS Holdings LLC, our sponsor. Charles J. Schreiber, Jr. indirectly controls KBS Holdings and KBS Capital Advisors. Our advisor is also the external advisor to other public KBS-sponsored programs. In addition, Mr. Schreiber and the team of real estate professionals at KBS Capital Advisors are also key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs, the investment advisors to KBS-advised investors and the U.S. asset manager for the SREIT. In addition, Mr. Schreiber is an executive officer and director of other public KBS-sponsored programs. KBS Holdings, KBS Capital Advisors and KBS Realty Advisors and the KBS team of real estate and debt finance professionals may also sponsor or advise programs or accounts in the future. Some of the material conflicts that our advisor and its affiliates face in connection with our pursuit of a perpetual-life strategy include the following:
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
•Our sponsor and its team of professionals at our advisor and its affiliates have to allocate their time between us and other programs and activities in which they are involved.
See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons”.

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
•competition from similar properties in the same or competing markets or submarkets;
•adverse local conditions, such as oversupply or reduction in demand for office and industrial properties and changes in real estate zoning laws that may reduce the desirability of real estate in an area;
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
As of March 1, 2022, our real estate portfolio held for investment was composed of 16 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.3 million rentable square feet and was collectively 84% occupied. We also own an investment in the equity securities of the SREIT, a Singapore real estate investment trust listed on the SGX-ST. We made these investments based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected, we may have less cash flow from operating activities available to fund distributions and stockholder returns may be reduced.
Properties that have significant vacancies could result in lower revenues for us and be difficult to sell, which could diminish the return on these properties and adversely affect our ability to pay distributions to our stockholders.
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
We have entered into long-term leases with tenants at certain of our office properties and in the future we may enter into long-term leases with tenants at certain office properties we may acquire, which may not result in fair market rental rates over time.
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
Certain property types, particularly industrial properties, can be difficult to lease to new tenants, should the current tenant terminate or choose not to renew its lease. These properties generally will have received significant tenant-specific improvements and only very specific tenants may be able to use such improvements, making the properties very difficult to re-lease in their current condition. We may be required to incur substantial costs to make industrial properties suitable for other industrial tenants. Additionally, an interested tenant may demand that, as a condition of executing a lease for the property, we finance and construct significant improvements so that the tenant could use the property. This expense may decrease cash available for distribution, as we likely would have to (i) pay for the improvements up front or (ii) finance the improvements at potentially unattractive terms.

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
Retailers will face continued competition from shopping via the Internet, discount or value retailers, factory outlet centers, wholesale clubs and mail order catalogues and operators. Such conditions could adversely affect our retail tenants and, consequently, our funds available for distribution.
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
We may enter into joint ventures to acquire properties and other assets. We may also purchase and develop additional properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our financing and refinancing options as mortgage lenders sometimes require that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment in us. In addition, other than any working capital reserve or other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.
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
Any investments we make in real estate loans generally will be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of these properties may change after the dates of acquisition or origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of any loan investments we make. Our equity investment in the SREIT and any future investments we make in real estate-related debt and equity securities and other real estate-related investments may be similarly affected by real estate property values. Therefore, any real estate-related investments we make will be subject to the risks typically associated with real estate, which are described above under the heading “- General Risks Related to Investments in Real Estate.”
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

The mortgage loans in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.
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

Our significant investment in the SREIT is subject to the risks inherent in investing in traded securities. As of March 31, 2022, based solely on the closing trading price of the units of the SREIT on the SGX-ST of $0.755 per unit on such date and without taking into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading in the units, we owned approximately $163.0 million of units in the SREIT, representing an approximate 18.4% interest in the units of the SREIT. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and Mr. Schreiber holds an indirect ownership interest in the external manager of the SREIT. An affiliate of our advisor serves as the U.S. asset manager to the SREIT. The inability to dispose of our investment in the SREIT at the time and on the terms we want could materially adversely affect the investment results.

Risks Associated with Debt Financing
We obtain lines of credit, mortgage indebtedness and other borrowings and have given guarantees, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and long-term financing secured by our properties and other assets and other borrowings. We have acquired our real estate properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions, to fund redemptions under our share redemption program and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
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
Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. Credit facilities may be secured by our properties or unsecured. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment in us.

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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain financial and other affirmative and negative covenants, including provisions that limit our ability to further mortgage a property, that require that we comply with various coverage ratios, that prohibit us from discontinuing insurance coverage or that prohibit us from replacing our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives and limit our ability to pay distributions to our stockholders.
Increases in interest rates and the discontinuation of LIBOR could increase the amount of our interest and/or hedge payments and/or mitigate the effectiveness of our interest rate hedges.
As of December 31, 2021, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of December 31, 2021, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. We expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.
We currently pay interest under certain of our debt at an interest rate that is determined based on a US Dollar London Interbank Offered Rate (“LIBOR”). On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt.
As a result, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, published model LIBOR replacement language for use in bilateral and syndicated loan facilities. ARRC selected the Secured Overnight Financing Rate (“SOFR”) as the replacement to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market and is a rate published by the Federal Reserve Bank of New York.

On October 23, 2020, the International Swaps and Derivatives Association (“ISDA”), the trade association for the derivatives marketplace, published the ISDA IBOR Fallbacks Protocol (the “Protocol”) and the ISDA IBOR Fallbacks Supplement (the “Supplement”), which became effective on January 25, 2021. The Protocol incorporates LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and were entered into before January 25, 2021 between parties to derivatives transactions that each have adhered to the Protocol. The Supplement automatically incorporates these LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and are entered into on or after January 25, 2021. We currently are not adherents to the Protocol. Any interest rate hedges that reference LIBOR and that we entered into on or after January 25, 2021 and that incorporate the 2006 ISDA Definitions are subject to conversion based on the ISDA methodology set forth in the Supplement. In 2021, ISDA published the 2021 ISDA Interest Rate Derivatives Definitions (the “2021 Definitions”). Any interest rate hedges that reference LIBOR and that incorporate the ISDA 2021 Definitions are subject to conversion based on the ISDA methodology set forth in the 2021 Definitions. The spread adjustments to be used in connection with the transition from LIBOR to SOFR under any of our hedging agreements have been fixed pursuant to ISDA’s conversion methodology. These spread adjustments are expected to be the same regardless of whether the conversion occurs under the terms of the Protocol, the Supplement or the 2021 Definitions.
Differences between ARRC and ISDA LIBOR replacement methodology could result in differences in conversion between our debt instruments and corresponding hedges. Mismatches could occur resulting from conversion at different times, into different benchmark replacement rates, or into the same benchmark replacement rates calculated at different times or using different methods of calculation. In addition, in 2021 we entered into certain loans benchmarked to the Bloomberg Short-Term Bank Yield Index (“BSBY”) and, in certain cases, entered into hedges benchmarked to LIBOR. Accordingly, there is a mismatch between the benchmark interest rate under those loans and the floating rate under our hedges. That mismatch is expected to continue assuming the floating rate referenced in those hedges converts in accordance with their terms to replacement benchmark rate (which is expected to be SOFR) under the ISDA conversion methodology.
The transition from LIBOR to an alternative reference rate could result in higher all-in interest costs and could hinder our ability to maintain effective hedges, which could impact our financial performance. Furthermore, the impact or potential impact of LIBOR transition could incentivize us to prepay debt and/or unwind hedge positions earlier than we anticipated when closing the debt facility and/or entering into the hedge position. If we prepay debt, we may owe prepayment penalties or other breakage costs. If we unwind hedge positions, we could owe unwind payments to our counterparties, which could be significant. For hedges entered into before January 25, 2021, if we do not subsequently adhere to the Protocol, negotiate bilateral solutions with our counterparties, or unwind our positions before the discontinuation of LIBOR, it may be impossible for us or our counterparties to perform under these hedges following the discontinuation of LIBOR.
We have broad authority to incur debt and high debt levels could limit the amount of cash we have available to distribute to our stockholders and decrease the value of our stockholders’ investment in us.
We expect our debt financing and other liabilities to be between 45% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our aggregate borrowings to 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed our charter limit only if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2021, our borrowings and other liabilities were approximately 54% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.

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
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes, commencing with our initial taxable year ended December 31, 2011. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.
If our operating partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status could be terminated.
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service (“Internal Revenue Service” or “IRS”) were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” or (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.
The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. Whether property is held primarily for sale to customers in the ordinary course of a trade or business depends on the specific facts and circumstances. No assurance can be given that any particular property (including loans) in which we hold a direct or indirect interest will not be treated as property held for sale to customers.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the purpose of the instrument is to (i) hedge interest rate risk on liabilities incurred to carry or acquire real estate, (ii) hedge risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above and, in each case, such instrument is properly and timely identified under applicable Department of the Treasury regulations (“Treasury Regulations”). Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we believe we have qualified and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

Generally, ordinary dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Ordinary dividends payable by REITs, however, are generally not eligible for this reduced rate. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, under the Tax Cuts and Jobs Act, Pub. L. No. 115-97, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. Without further legislation, this deduction would sunset after 2025. Our stockholders are urged to consult with their tax advisor regarding the effect of this change on their effective tax rate with respect to REIT dividends.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes.
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
Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary may be limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by or payments made to a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities follow the U.S. federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

We may distribute our common stock in a taxable distribution, in which case you may sell shares of our common stock to pay tax on such distributions, and you may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% (modified pursuant to Revenue Procedure 2021-53 to 10% for distributions declared on or after November 1, 2021 and on or before June 30, 2022) of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving stock will be required to include in income, as a dividend, the full value of such stock, to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.
Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.
We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT because we may then own more than 10% of the securities of an issuer that was neither a REIT, a qualified REIT subsidiary nor a taxable REIT subsidiary.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. No assurance can be given, however, that we are or will be a domestically-controlled REIT.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to our stockholders if they are a non-U.S. stockholder.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. Our stockholders are urged to consult with their tax advisor with respect to the impact of the recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. The impact of tax reform on an investment in our shares is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although we intend to invest in mezzanine loans in a manner that will enable us to satisfy the gross income tests and asset tests, we may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2021, our real estate portfolio was composed of 16 office properties and one mixed-use office/retail property encompassing 7.3 million rentable square feet in the aggregate that were collectively 85% occupied with a weighted-average remaining lease term of 5.3 years. The following table provides summary information regarding the properties owned by us as of December 31, 2021:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Town Center Plano, TX	03/27/2012	Office	522,043	$133,177	$12,861	$28.07	3.5	4.0%	87.8%
McEwen Building Franklin, TN	04/30/2012	Office	175,262	37,749	3,527	28.63	5.0	1.3%	70.3%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	210,938	31,587	5,230	27.73	4.7	1.0%	89.4%
RBC Plaza Minneapolis, MN	01/31/2013	Office	710,332	144,859	13,493	19.93	6.9	4.3%	95.3%
Preston Commons Dallas, TX	06/19/2013	Office	427,799	138,743	10,050	26.79	4.4	4.7%	87.7%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	87,795	6,611	26.74	4.0	2.8%	78.8%
201 Spear Street San Francisco, CA	12/03/2013	Office	252,591	151,309	18,248	76.48	3.9	5.3%	94.5%
Accenture Tower Chicago, IL	12/16/2013	Office	1,457,724	489,253	27,481	26.67	8.0	16.4%	70.7%
Ten Almaden San Jose, CA	12/05/2014	Office	309,255	130,588	13,812	49.12	2.8	4.4%	90.9%
Towers at Emeryville Emeryville, CA	12/23/2014	Office	593,484	214,249	24,014	51.31	3.0	7.4%	78.9%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	211,054	152,239	12,456	60.83	8.8	5.2%	97.0%
Park Place Village Leawood, KS	06/18/2015	Office/Retail	484,980	80,986	13,750	30.53	6.5	3.3%	92.9%
201 17th Street Atlanta, GA	06/23/2015	Office	355,870	103,842	10,010	31.12	5.2	3.4%	90.4%
515 Congress Austin, TX	08/31/2015	Office	267,956	130,185	7,910	35.38	2.7	4.7%	83.4%
The Almaden San Jose, CA	09/23/2015	Office	416,126	189,307	20,017	51.16	4.6	6.8%	94.0%
3001 Washington Boulevard Arlington, VA	11/06/2015	Office	94,836	60,867	5,349	57.23	7.7	2.2%	98.5%
Carillon Charlotte, NC	01/15/2016	Office	488,277	164,531	11,259	28.21	2.8	5.8%	81.7%
			7,292,136	$2,441,266	$216,078	$35.01	5.3		84.6%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2021:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	34	$3,233	1.5%	172,312	2.8%
2022	122	38,979	18.0%	1,234,202	20.0%
2023	86	25,052	11.6%	681,213	11.0%
2024	89	20,094	9.3%	573,601	9.3%
2025	63	17,343	8.0%	465,208	7.5%
2026	60	22,266	10.3%	604,946	9.8%
2027	53	18,337	8.5%	601,108	9.7%
2028	24	11,242	5.2%	338,442	5.5%
2029	19	14,077	6.5%	317,311	5.1%
2030	16	19,560	9.1%	473,107	7.7%
2031	10	3,189	1.5%	136,981	2.2%
Thereafter	12	22,706	10.5%	573,110	9.4%
Total	588	$216,078	100.0%	6,171,541	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2021, our portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	112	$46,214	21.4%
Real Estate	57	22,890	10.6%
		$69,104	32.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2021, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 28, 2022, we had 151.4 million shares of common stock outstanding held by a total of approximately 31,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
Market Information
There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares. We currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
We provide an estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $10.78 per share as of December 31, 2021. This estimated value per share is based on our board of directors’ approval on November 1, 2021 of an estimated value per share of our common stock of $10.78 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. Other than these adjustments, there were no material changes between September 30, 2021 and November 1, 2021 to the net values of our assets and liabilities that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Kroll, LLC (formerly Duff & Phelps, LLC) (“Kroll”), an independent third party real estate valuation firm, to provide (i) appraisals for 17 of our consolidated real estate properties owned as of September 30, 2021 (the “Appraised Properties”), (ii) an estimated value for our investment in units of the SREIT (described below) and (iii) a calculation of the range in estimated value per share of our common stock as of November 1, 2021. Kroll based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021, (iii) its estimated value for our investment in units of the SREIT and (iv) valuations performed by our advisor of our cash, other assets, notes payable and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2021. The appraisal reports Kroll prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.

The conflicts committee reviewed Kroll’s valuation report, which included an appraised value for each of the Appraised Properties, the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021, an estimated value of our investment in units of the SREIT and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor and reviewed by Kroll. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $9.94 to $11.61, with an approximate mid-range value of $10.78 per share, as determined by Kroll and recommended by our advisor, which approximate mid-range value was based on Kroll’s appraisals of the Appraised Properties, the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021, Kroll’s valuation of our investment in units of the SREIT and valuations performed by our advisor of our cash, other assets, notes payable and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $10.78 as the estimated value per share of our common stock, which estimated value per share is based on those factors discussed in (i) above. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.78 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of our estimated value per share as of November 1, 2021 as well as the calculation of our prior estimated value per share as of May 13, 2021. Kroll was not responsible for the determination of the estimated value per share as of November 1, 2021 or May 13, 2021, respectively.

	November 1, 2021 Estimated Value per Share	May 13, 2021 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$19.74	$16.62	$3.12
Cash, restricted cash and cash equivalents (3)	0.25	0.82	(0.57)
Investment in SREIT units (4)	1.45	1.21	0.24
Other assets	0.10	0.09	0.01
Notes payable (5)	(10.17)	(7.48)	(2.69)
Other liabilities	(0.59)	(0.49)	(0.10)
Estimated value per share	$10.78	$10.77	$0.01
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$10.78	$10.77	$0.01
_____________________
(1) The May 13, 2021 estimated value per share was based upon a calculation of the range in estimated value per share of our common stock as of May 13, 2021 by Kroll and the recommendation of our advisor. Kroll based this range in estimated value per share upon (i) its appraisals for 18 of our consolidated real estate properties owned as of March 31, 2021, (ii) its estimated value for our investment in units of the SREIT and (iii) valuations performed by our advisor of our cash, other assets, notes payable and other liabilities. For more information relating to the May 13, 2021 estimated value per share and the assumptions and methodologies used by Kroll and our advisor, see our Current Report on Form 8-K filed with the SEC on May 14, 2021.
(2) The increase in the estimated value of real estate properties per share is primarily due to an overall decrease in our outstanding shares of common stock as a result of the Self-Tender (defined in note 3 below) and shares repurchased in our share redemption program. In addition, the estimated value of real estate properties per share increased due to an increase in appraised values of the Appraised Properties and an increase in value for one property that was under contract to sell as of November 1, 2021 compared to its March 31, 2021 appraised value. The estimated value of our 18 real estate properties as of September 30, 2021 was $3.1 billion.
(3) The decrease in the estimated value of cash, restricted cash and cash equivalents per share is primarily due to an overall decrease in our outstanding shares of common stock as a result of the Self-Tender (defined below) and shares repurchased in our share redemption program. In order to provide stockholders with additional liquidity that is in excess of that permitted under its share redemption program, on June 4, 2021, we commenced a self-tender offer (the “Self-Tender”) for up to 33,849,130 shares of common stock at a price of $10.34 per share, or approximately $350.0 million of shares. On July 12, 2021, we accepted for purchase 26,375,383 shares properly tendered and not properly withdrawn at a purchase price of $10.34 per share, or approximately $272.7 million of shares, excluding fees and expenses relating to the tender offer. We funded the purchase of shares in the offer with approximately $100.0 million of available cash on hand and by drawing on our existing credit facilities in an aggregate amount of approximately $172.7 million. As a result of the Self-Tender, the estimated value of our assets and liabilities per share would generally increase due to fewer shares being outstanding.
(4) The increase in the estimated value of our investment in SREIT units per share is primarily due to an overall decrease in our outstanding shares of common stock as a result of the Self-Tender and shares repurchased in our share redemption program.
(5) The increase in the estimated value of notes payable per share is primarily due to an overall decrease in our outstanding shares of common stock as a result of the Self-Tender and shares repurchased in our share redemption program. In addition, the estimated value of notes payable per share increased due to additional borrowings on our existing credit facilities, which was used to partially fund the Self-Tender. See note 3 above.

The increase in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated value per share from $10.77 to $10.78. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
May 13, 2021 estimated value per share	$10.77
Changes to estimated value per share
Investments
Real estate	0.17
Investment in SREIT units	0.03
Capital expenditures on real estate	(0.24)
Total change related to investments	(0.04)
Notes payable	(0.07)
Interest rate swap liability	0.05
Other changes, net (1)	0.07
Total change in estimated value per share	$0.01
November 1, 2021 estimated value per share	$10.78
_____________________
(1) Other changes, net is primarily due to the impact of shares repurchased under the Self-Tender and in our share redemption program.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of November 1, 2021, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.4%. The estimated value per share also does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to November 1, 2021. As of November 1, 2021, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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

Independent Valuation Firm
Kroll(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties, to provide an estimated value of our investment in units of the SREIT and to provide a calculation of the range in estimated value per share of our common stock as of November 1, 2021. Kroll is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Kroll was based on the scope of work and not on the appraised values of the Appraised Properties or the estimated value of our investment in units of the SREIT.
Real Estate
Appraisals
Kroll performed the appraisals in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, and the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
Kroll collected all reasonably available material information that it deemed relevant in appraising the Appraised Properties. Kroll obtained property-level information from our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Kroll reviewed and relied in part on the property-level information provided by our advisor and considered this information in light of its knowledge of each property’s specific market conditions.
In conducting its investigation and analyses, Kroll took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Kroll reviewed information supplied or otherwise made available by us or our advisor for reasonableness, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Kroll, Kroll assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management and/or our advisor. Kroll relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
In performing its analyses, Kroll made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Kroll assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Kroll’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions (including future financial market disruptions related to COVID-19) may affect Kroll’s analyses and conclusions. Kroll’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.
_____________________
(1) Kroll is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Kroll to prepare appraisal reports for each of the Appraised Properties, to provide an estimated value of our investment in units of the SREIT and to provide a calculation of the range in estimated value per share of our common stock and Kroll received fees upon the delivery of such reports and the calculation of the range in estimated value per share of our common stock. In addition, we have agreed to indemnify Kroll against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Kroll and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for our affiliates and have received fees in connection with such services. Kroll and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Kroll appraiser as certified in the applicable appraisal report.

Although Kroll considered any comments to its appraisal reports received from us or our advisor, the appraised values of the Appraised Properties were determined by Kroll. The appraisal reports for the Appraised Properties are addressed solely to us to assist in the calculation of the range in estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, Kroll did not solicit third-party indications of interest for the Appraised Properties. In preparing its appraisal reports and in calculating the range in estimated value per share of our common stock, Kroll did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Kroll’s appraisal reports. All of the Kroll appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
As of September 30, 2021, we owned 18 real estate properties (consisting of 17 office properties and one mixed-use office/retail property). Kroll appraised each of our real estate properties, with the exception of Domain Gateway, an office property that was under contract to sell as of November 1, 2021 and was valued at its contractual sales price less estimated disposition costs and fees. Kroll appraised each of the Appraised Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the Appraised Properties. Kroll calculated the discounted cash flow value of each of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
The total appraised value of the Appraised Properties as of September 30, 2021 was $3.0 billion. The estimated value for our one office property that was under contract to sell as of November 1, 2021 was $140.6 million. Our 18 real estate properties were acquired for a total purchase price of $2.2 billion, including $31.2 million of acquisition fees and acquisition expenses, and as of September 30, 2021, we had invested $616.5 million in capital expenses and tenant improvements in these properties. Based on the appraisal and valuation methodologies described above, the estimated value of our 18 real estate properties as of September 30, 2021 was $3.1 billion which, when compared to the total purchase price plus subsequent capital improvements through September 30, 2021 of $2.8 billion, results in an overall increase in the estimated value of these properties of approximately 10.7%.
The following table summarizes the key assumptions that Kroll used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.00% to 8.50%	6.36%
Discount rate	6.75% to 9.25%	7.29%
Net operating income compounded annual growth rate (1)	0.01% to 12.67%	5.46%
_____________________
(1) The net operating income compounded annual growth rates (the “CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the valuation period of the property) net of expenses over the valuation period for each of the properties. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties and can be significantly impacted by current occupancy at the properties. For appraised properties over 90% occupied, the CAGR range is 0.92% to 6.68% with a weighted average CAGR of 3.35%.

While we believe that Kroll’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the Appraised Properties and thus, our estimated value per share. The table below illustrates the impact on our estimated value per share if the terminal capitalization rates or discount rates Kroll used to appraise the Appraised Properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated value per share if these terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.49	$(0.48)	$0.60	$(0.59)
Discount rate	0.38	(0.38)	0.53	(0.55)

Finally, a 1% increase in the appraised value of the Appraised Properties would result in a $0.19 increase in our estimated value per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.20 to our estimated value per share, assuming all other factors remain unchanged.
Investment in the SREIT
As of September 30, 2021, we owned 289,561,899 units of the SREIT (SGX-ST Ticker: OXMU), a Singapore real estate investment trust listed on the SGX-ST, which represented 24.8% of the outstanding units of the SREIT at that time. We concluded that based on our 24.8% ownership interest as of September 30, 2021, we exercised significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, we accounted for our investment in the SREIT under the equity method of accounting as of September 30, 2021.
We engaged Kroll to value our investment in units of the SREIT as of October 22, 2021 based on the SGX-ST trading price of the units of the SREIT as of closing on October 22, 2021 less a discount to account for holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units (“blockage”). Kroll estimated the percentage discount for the holding period risk applicable to our holdings as the quotient of the value of a hypothetical series of at-the-money put options relative to the freely traded market value of our holdings (i.e., the average of the high and low trading prices of the units times the number of units held by us), where each such put option corresponds to one of the expected future sales of such units in the public market over a period of time in which we could reasonably sell such units if desired, given the constraints imposed by blockage. Ultimately, the discount for the holding period risk may be attributable to blockage, which constrains the rate at which the holder can sell the subject units into a public market without upsetting the market’s equilibrium. Kroll’s analysis of the discount for the holding period risk applicable to our holdings had three elements: (i) analysis of trading volume in the SREIT’s units and the shares of other listed REITs in order to estimate the quantity of units that might be saleable by us in the public market; (ii) an estimate of the expected future price volatility of the SREIT’s units, which is the key variable in the valuation of the hypothetical series of put options; and (iii) application of the Black-Scholes model in the valuation of the series of put options. Based on their analysis, the estimated value of the units of the SREIT held by us as of October 22, 2021 was $227.3 million. The GAAP carrying value of our investment in the SREIT as of September 30, 2021, based on the equity method of accounting, was $218.7 million. The 289,561,899 units of the SREIT owned by us as of November 1, 2021 were acquired at an aggregate purchase price of $254.8 million.
While we believe that Kroll’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the estimated value of the units of the SREIT held by us and thus, our estimated value per share. The table below illustrates the impact on our estimated value per share if the volatility rate Kroll used to value these units was adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Volatility rate	$0.01	$(0.01)

Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2021, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
As of September 30, 2021, the GAAP fair value and the carrying value of our notes payable were $1.6 billion and $1.6 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 2.2%. Our notes payable had a weighted-average remaining term of 1.4 years as of September 30, 2021.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.04)	$0.03	$(0.02)	$0.01

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
Limitations of the Estimated Value per Share
As mentioned above, we provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The estimated value per share set forth above first appeared on the November 30, 2021 customer account statements that were mailed in December 2021. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. We did not make any other adjustments to the estimated value per share subsequent to September 30, 2021, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. In particular, the COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. The COVID-19 pandemic is negatively impacting many industries, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. While we considered the impact from COVID-19 on our November 1, 2021 estimated value per share, the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the SREIT depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Our estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of November 1, 2021, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.4%. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to November 1, 2021. We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2022.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$10.77		May 13, 2021	Current Report on Form 8-K, filed with the SEC on May 14, 2021
$10.74		December 7, 2020	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2020, filed March 12, 2021
$11.65	(1)	December 4, 2019	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2019, filed March 6, 2020
$12.02		December 3, 2018	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2018, filed March 14, 2019
$11.73		December 6, 2017	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2017, filed March 8, 2018
$10.63		December 9, 2016	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2016, filed March 13, 2017
$10.04		December 8, 2015	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2015, filed March 14, 2016
$9.42	(2)	December 9, 2014	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2014, filed March 9, 2015
$9.29	(2)	May 5, 2014	Supplement no. 3 to our prospectus dated April 25, 2014 (Registration No. 333-164703), filed May 6, 2014
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
During 2021 and 2020, we declared distributions based on a monthly record date for each month during the period commencing January 2020 through December 2021. We paid distributions for all record dates of a given month on or about the first business day of the following month; however, we accelerated the payment of the June 2021 distributions due to the timing of the Self-Tender. Distributions declared during 2021 and 2020, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$27,640	$27,755	$23,863	$23,361	$102,619
Total Per Share Distribution (1) (2)	$0.149	$0.149	$0.150	$0.150	$0.598
	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$27,149	$27,268	$27,388	$27,517	$109,322
Total Per Share Distribution (1) (2)	$0.149	$0.149	$0.150	$0.150	$0.598
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day that was a monthly record date for distributions during the period presented.
(2) For each monthly record date for distributions during the period from January 1, 2020 through December 31, 2021, distributions were calculated at a rate of $0.04983333 per share.

The tax composition of our distributions declared for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Ordinary Income	20%	31%
Capital Gain	77%	43%
Return of Capital	3%	26%
Total	100%	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
2022 Distributions
Our board of directors has declared the following distributions for the period from January 2022 through April 2022:

Period	Record Date	Distributions Declared Per Share (1)
January 2022	January 24, 2022	$0.04983333
February 2022	February 22, 2022	$0.04983333
March 2022	March 28, 2022	$0.04983333
April 2022	April 20, 2022	$0.04983333
_____________________
(1) Distributions are generally paid on a monthly basis. Distributions for the monthly record date of a given month are generally paid on or about the first business day of the following month.
Stockholders may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan, unless we designate the distribution to be paid in cash to all stockholders and not eligible for reinvestment through the dividend reinvestment plan. We designated the February 2022 distribution to be paid in cash to all stockholders as of the record date.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Amended and Restated Share Redemption Program
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to our estimated value per share.
The following is a description of our share redemption program from January 1, 2021 through June 30, 2021 and the amendments to the program made by the amended and restated share redemption program (the “Amended Share Redemption Program”), which became effective as of the July 30, 2021 redemption date. On March 17, 2022, our board of directors approved a further amendment to our share redemption program. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Amended and Restated Share Redemption Program.”

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
In order to provide stockholders with additional liquidity that is in excess of that permitted under our share redemption program, on June 4, 2021, we commenced a self-tender offer (the “Self-Tender”) for up to 33,849,130 shares of common stock at a price of $10.34 per share, or approximately $350.0 million of shares. On July 12, 2021, we accepted for purchase 26,375,383 shares properly tendered and not properly withdrawn at a purchase price of $10.34 per share, or approximately $272.7 million of shares, excluding fees and expenses relating to the tender offer.
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
•Pursuant to the Amended Share Redemption Program, for calendar year 2021 only, we could redeem up to 5% of the weighted-average number of shares outstanding during the 2020 calendar year, provided that, if we received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the 2021 calendar year, would result in the number of remaining shares available for redemption in the 2021 calendar year being 500,000 or less, the last 500,000 shares available for redemption were reserved exclusively for Special Redemptions.
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
On November 1, 2021, our board of directors approved an estimated value per share of our common stock of $10.78 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. Effective for the November 2021 redemption date, which was November 30, 2021, and until the estimated value per share is updated, the redemption price for all shares eligible for redemption will be calculated based on the November 1, 2021 estimated value per share.
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

Our board of directors may amend, suspend or terminate our share redemption program upon ten business days’ notice to stockholders, and consistent with SEC guidance and interpretations, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders. The complete share redemption program document is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 16, 2021 and is available at the SEC’s website, www.sec.gov.
During the year ended December 31, 2021, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and debt financing, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	101,887	$10.74	(3)
February 2021	107,443	$10.74	(3)
March 2021	80,409	$10.74	(3)
April 2021	179,398	$10.74	(3)
May 2021	96,964	$10.77	(3)
June 2021	—	$—	(3)
July 2021	159,922	$10.50	(3)
August 2021	1,412,169	$10.39	(3)
September 2021	1,736,860	$10.38	(3)
October 2021	1,816,613	$10.37	(3)
November 2021	1,104,279	$10.39	(3)
December 2021	2,072,048	$10.38	(3)
Total	8,867,992
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013), on March 7, 2014 (which amendment became effective on April 6, 2014), on May 9, 2018 (which amendment became effective on June 8, 2018) and on July 16, 2021 (which amendment became effective on July 30, 2021).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2021, we had an aggregate of $42.4 million available for redemptions in 2022, including the reserve for Special Redemptions. As of March 1, 2022, we had $17.4 million available for redemptions for the remainder of 2022 under the Amended Share Redemption Program described above, including the reserve for Special Redemptions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Amended and Restated Share Redemption Program.”
For the months of January 2021 through May 2021, we fulfilled all Special Redemption requests eligible for redemption under our share redemption program and received in good order. For the months of July 2021 through December 2021, we fulfilled all Ordinary Redemption and Special Redemption requests eligible for redemption under our share redemption program and received in good order.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” and “Summary Risk Factors” preceding Part I and Part I, Item 1A, “Risk Factors.”
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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2021, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
Our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to an “NAV REIT.” Our conflicts committee and board of directors remain focused on providing stable distributions and enhanced liquidity to stockholders. In the near term, while our conflicts committee and board of directors explore alternatives available to us, we may market certain of our assets for sale. Based on our assessment of alternatives available to us, market conditions and our further assessment of our capital raising prospects, our conflicts committee and board of directors may conclude that it would be in the best interest of our stockholders to (i) convert to an “NAV REIT,” (ii) continue to operate as a going concern under our current business plan, or (iii) adopt a plan of liquidation that would involve the sale of our remaining assets (in which event such plan would be presented to stockholders for approval). There is no assurance that any alternative being considered by our board of directors will provide a return to stockholders that equals or exceeds the Company’s estimated value per share as of November 1, 2021, and although we remain focused on providing enhanced liquidity to stockholders while maximizing returns to stockholders, we can provide no assurances in this regard. We also can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated. See Part I, Item 1A, “Risk Factors - Risks of the Proposed NAV REIT Conversion” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons.”
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
COVID-19 Pandemic and Portfolio Outlook
As of December 31, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. The spread of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, states and localities, including states and localities in the United States, have reacted by restricting many business and travel activities, mandating the partial or complete closures of certain businesses and schools and taking other actions to mitigate the spread of the virus, most of which have a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our tenants, continue to recommend or mandate some or all of their employees work from home or are rotating employees in and out of the office to encourage social distancing in the workplace. Due to these events, during 2021, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels.
We cannot predict when, if and to what extent these restrictions and other actions will end and when, if and to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long-term with respect to the demand for leasing office space.
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
During the years ended December 31, 2021 and 2020, we did not experience significant disruptions in our operations from the COVID-19 pandemic. Many of our tenants have suffered reductions in revenue since March 2020. Rent collections for the quarter ended December 31, 2021 were approximately 99%. We have granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to our consolidated balance sheet as of December 31, 2021 or consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $4.2 million of rent deferrals for the period from March 2020 through September 2021 and granting $2.9 million in rental abatements.
As of December 31, 2021, 81 tenants were granted rental deferrals, rental abatements and/or rent restructures, of which 49 of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period, six of these tenants early terminated their leases and eight of these tenant leases were modified at lower rental rates and/or based on a percentage of the tenant’s gross receipts. As of December 31, 2021, two of the 81 tenants continue to be in the rental deferral and/or rental abatement periods as granted in accordance with their agreements. Through December 31, 2021, $2.8 million of rent previously deferred has been billed to the tenants, of which $2.4 million was collected.

As of December 31, 2021, we had $1.4 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $1.1 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the years ended December 31, 2021 and 2020, we recorded $1.2 million and $1.5 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic. Subsequent to December 31, 2021, we have not seen a material impact on our rent collections. We are in discussions with several retail tenants to extend additional short-term deferrals. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. Current collections and rent relief requests to date may not be indicative of collections or requests in any future period.
During the year ended December 31, 2020, we recognized an impairment charge of $19.9 million for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic.
We have also made a significant investment in the common units of the SREIT. Since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility; however, the units have recovered a portion of their losses since the low in March 2020. As of March 31, 2022, the aggregate value of our investment in the units of the SREIT was $163.0 million, which was based solely on the closing price of the units on the SGX-ST of $0.755 per unit as of March 31, 2022 and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.
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
Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of December 31, 2021, we held 215,841,899 units of the SREIT which represented 18.5% of the outstanding units of the SREIT as of that date.

As of December 31, 2021, we had mortgage debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.8 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. As of December 31, 2021, we did not have any debt maturing during the 12 months ending December 31, 2022. We plan to exercise our extension options available under our loan agreements, pay down or refinance the related notes payable prior to their maturity dates. As of December 31, 2021, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of December 31, 2021, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. As of December 31, 2021, we had $312.3 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements.
In order to provide stockholders with additional liquidity that is in excess of that permitted under our share redemption program, on June 4, 2021, we commenced a self-tender offer (the “Self-Tender”) for up to 33,849,130 shares of our common stock at a price of $10.34 per share, or approximately $350.0 million of shares. On July 12, 2021, we accepted for purchase 26,375,383 shares properly tendered and not properly withdrawn at a purchase price of $10.34 per share, or approximately $272.7 million of shares, excluding fees and expenses relating to the tender offer. We funded the purchase of shares in the offer with approximately $100.0 million of available cash on hand and by drawing on our existing credit facilities in an aggregate amount of approximately $172.7 million.
We paid cash distributions to our stockholders during the year ended December 31, 2021 using cash flow from operations from current and prior periods and proceeds from the sale of real estate. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2021 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the year ended December 31, 2021 and 2020, net cash provided by operating activities was $100.8 million and $101.7 million, respectively.
Cash Flows from Investing Activities
Net cash provided by investing activities was $226.5 million for the year ended December 31, 2021 and primarily consisted of the following:
•$237.7 million of net proceeds from the sales of Anchor Centre and Domain Gateway; and
•$58.9 million of net proceeds from the sale of equity securities of the SREIT; offset by
•$70.1 million used for improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2021, net cash used in financing activities was $358.7 million and primarily consisted of the following:
•$365.6 million of cash used for redemptions and repurchases of common stock, including $272.7 million of shares repurchased pursuant to the Self-Tender;
•$72.8 million of net cash provided by debt financing as a result of proceeds from notes payable of $806.0 million, partially offset by principal payments on notes payable of $730.5 million and payments of deferred financing costs of $2.7 million;
•$61.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $42.4 million;
•$3.0 million used for interest rate swap settlements for off-market swap instruments; and
•Payment of other organization and offering costs of $1.2 million related to our pursuit of conversion to an NAV REIT.

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2021, our borrowings and other liabilities were approximately 54% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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

As of December 31, 2021, we had accrued $8.1 million of asset management fees, of which $6.4 million was deferred as of December 31, 2021, pursuant to the provision for deferral of asset management fees under the Advisory Agreement. The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
On September 27, 2021, we and our advisor renewed the advisory agreement. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
If we convert to an NAV REIT, we would implement a revised advisory fee structure. See Part I, Item 1A, “Risk Factors – Risks of the Proposed NAV REIT Conversion” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons.”
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

Our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to an “NAV REIT.” Our conflicts committee and board of directors remain focused on providing stable distributions and enhanced liquidity to stockholders. In the near term, while our conflicts committee and board of directors explore alternatives available to us, we may market certain of our assets for sale. Based on our assessment of alternatives available to us, market conditions and our further assessment of our capital raising prospects, our conflicts committee and board of directors may conclude that it would be in the best interest of our stockholders to (i) convert to an “NAV REIT,” (ii) continue to operate as a going concern under our current business plan, or (iii) adopt a plan of liquidation that would involve the sale of our remaining assets (in which event such plan would be presented to stockholders for approval). There is no assurance that any alternative being considered by our board of directors will provide a return to stockholders that equals or exceeds our estimated value per share as of November 1, 2021, and although we remain focused on providing enhanced liquidity to stockholders while maximizing returns to stockholders, we can provide no assurances in this regard. We also can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated. See Part I, Item 1A, “Risk Factors” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons.”

Debt Obligations
The following is a summary of our debt obligations as of December 31, 2021 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	2022	2023-2024	2025-2026
Outstanding debt obligations (1)	$1,472,290	$1,013	$1,471,277	$—
Interest payments on outstanding debt obligations (2) (4)	54,555	29,500	25,055	—
Interest payments on interest rate swaps (3) (4)	26,523	16,390	10,133	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of December 31, 2021; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2021 (consisting of the contractual interest rate and using interest rate indices as of December 31, 2021, where applicable).
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of December 31, 2021.
(4) We incurred interest expense of $48.6 million, excluding amortization of deferred financing costs totaling $4.0 million and unrealized gains on derivative instruments of $23.3 million during the year ended December 31, 2021.

Capital Expenditures Obligations
As of December 31, 2021, we have capital expenditure obligations of $111.3 million, the majority of which is expected to be spent in the next twelve months and of which $30.1 million has already been accrued and included in accounts payable and accrued liabilities on our consolidated balance sheet as of December 31, 2021. This amount includes unpaid contractual obligations for building improvements and unpaid portions of tenant improvement allowances which were granted pursuant to lease agreements executed as of December 31, 2021, including amounts that may be classified as lease incentives pursuant to GAAP. In certain cases, tenants may have discretion when to utilize their tenant allowances and may delay the start of projects or tenants control the construction of their projects and may not submit timely requests for reimbursement or there are general construction delays, all of which could extend the timing of payment for a portion of these capital expenditure obligations beyond twelve months.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 12, 2021 and which specific discussion is incorporated herein by reference.

As of December 31, 2020, we owned 18 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT, which was accounted for as an investment in an unconsolidated entity under the equity method of accounting at that time. Subsequent to December 31, 2020, we sold two office properties and through our indirect wholly owned subsidiary (“REIT Properties III”), sold 73,720,000 of our units in the SREIT, reducing REIT Properties III’s ownership in the SREIT to 18.5%. As of December 31, 2021, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. As a result of our reduced ownership in the SREIT, our investment in the equity securities of the SREIT is now presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date. Therefore, the results of operations presented for the years ended December 31, 2021 and 2020 are not directly comparable.
Comparison of the year ended December 31, 2021 versus the year ended December 31, 2020
The following table provides summary information about our results of operations for the years ended December 31, 2021 and 2020 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties, Sale of Real Estate Equity Securities and Loan Pay-off (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2021	2020
Rental income	$280,144	$282,527	$(2,383)	(1)%	$(6,239)	$3,856
Interest income from real estate loan receivable	—	5,666	(5,666)	(100)%	(5,666)	—
Other operating income	16,617	18,725	(2,108)	(11)%	(1,018)	(1,090)
Operating, maintenance and management	68,806	71,470	(2,664)	(4)%	(3,971)	1,307
Real estate taxes and insurance	57,687	57,234	453	1%	(2,040)	2,493
Asset management fees to affiliate	19,832	20,990	(1,158)	(6)%	(1,644)	486
General and administrative expenses	6,116	6,600	(484)	(7)%	n/a	n/a
Depreciation and amortization	110,984	110,806	178	—%	(3,675)	3,853
Interest expense	29,301	81,139	(51,838)	(64)%	(1,782)	(50,056)
Impairment charges on real estate	—	19,896	(19,896)	(100)%	—	(19,896)
Other interest income	52	72	(20)	(28)%	n/a	n/a
Equity in income (loss) of an unconsolidated entity	8,698	(465)	9,163	(1,971)%	9,163	—
Loss from extinguishment of debt	(214)	(199)	(15)	8%	(166)	151
Unrealized gain on real estate equity securities	16,765	—	16,765	100%	16,765	—
Gain on sale of real estate, net	114,321	49,457	64,864	131%	64,864	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2021 compared to the year ended December 31, 2020 related to dispositions of properties, the sale of real estate equity securities and the pay off of a real estate loan on or after January 1, 2020.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2021 compared to the year ended December 31, 2020 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $282.5 million for the year ended December 31, 2020 to $280.1 million for the year ended December 31, 2021. The decrease in rental income was primarily due to the dispositions of real estate properties subsequent to January 1, 2020, partially offset by an increase in rental income related to lease commencements and early renewals of leases and lease termination income received during the year ended December 31, 2021 with respect to properties held throughout both periods. We expect rental income to decrease in future periods to the extent we dispose of properties, to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions or recoveries as a result of the COVID-19 pandemic and to increase due to tenant reimbursements related to operating expenses as physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets – COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Interest income from our real estate loan receivable, recognized using the interest method, was $5.7 million for the year ended December 31, 2020. On May 7, 2020, in connection with the sale of Hardware Village, we, through an indirect wholly owned subsidiary, provided seller financing and entered into a promissory note with the buyer. The promissory note was paid off in full on December 11, 2020. We did not own any real estate loans receivable during the year ended December 31, 2021.

Other operating income decreased from $18.7 million during the year ended December 31, 2020 to $16.6 million for the year ended December 31, 2021. The decrease in other operating income was primarily due to a decrease in parking revenues for properties held throughout both periods and the disposition of Anchor Centre in January 2021. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions or recoveries as a result of the COVID-19 pandemic and to decrease to the extent we dispose of properties.
Operating, maintenance and management costs decreased from $71.5 million for the year ended December 31, 2020 to $68.8 million for the year ended December 31, 2021. The decrease in operating, maintenance and management costs was primarily due to the dispositions of real estate properties subsequent to January 1, 2020, partially offset by an overall increase in operating costs as a result of an increase in physical occupancy at properties held throughout both periods.  We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office and to decrease to the extent we dispose of additional properties.
Real estate taxes and insurance increased slightly from $57.2 million for the year ended December 31, 2020 to $57.7 million for the year ended December 31, 2021. The increase in real estate taxes and insurance was primarily due to a net increase in real estate taxes due to higher property tax assessments for real estate properties held throughout both periods, offset by a decrease due to the dispositions of real estate properties subsequent to January 1, 2020. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees with respect to our real estate investments decreased from $21.0 million for the year ended December 31, 2020 to $19.8 million for the year ended December 31, 2021, primarily due to the dispositions of real estate properties subsequent to January 1, 2020 and the payoff of our real estate loan receivable in December 2020. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of additional properties. As of December 31, 2021, there were $8.1 million of accrued asset management fees, of which $6.4 million was deferred as of December 31, 2021. For a discussion of accrued and deferred asset management fees, see “— Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $6.6 million for the year ended December 31, 2020 to $6.1 million for the year ended December 31, 2021, primarily due to a receivable as of December 31, 2021 related to estimated amounts charged to us by certain vendors for services for which we believe we were either overcharged or which were never performed, as discussed under Part II, Item 9B, “Other Information” of this Annual Report on Form 10-K, offset by appraisal fees related to the update of our estimated value per share in May 2021, and an increase in legal fees and proxy costs incurred during the year ended December 31, 2021. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees and errors and omissions insurance. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased slightly from $110.8 million for the year ended December 31, 2020 to $111.0 million for the year ended December 31, 2021, primarily due to an increase in capital improvements at properties held throughout both periods, offset by a decrease as a result of the sale of Anchor Centre in January 2021 and Domain Gateway in November 2021. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense decreased from $81.1 million for the year ended December 31, 2020 to $29.3 million for the year ended December 31, 2021. Included in interest expense was (i) $37.7 million and $30.6 million of interest expense payments for the years ended December 31, 2020 and 2021, respectively, (ii) the amortization of deferred financing costs of $4.3 million and $4.0 million for the years ended December 31, 2020 and 2021, respectively, and (iii) interest expense (including gains and losses) incurred as a result of our derivative instruments which increased interest expense by $39.1 million for the year ended December 31, 2020, and decreased interest expense by $5.3 million for the year ended December 31, 2021. The decrease in interest expense was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges and a lower 30-day LIBOR during the year ended December 31, 2021 and its impact on interest expense related to our variable rate debt, partially offset by an increase in interest expense due to additional borrowings on our existing credit facilities, which was used to partially fund the Self-Tender. In general, we expect interest expense to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges, fluctuations in interest rates (for our variable rate debt) and our level of future borrowings.

During the year ended December 31, 2020, we recorded a non-cash impairment charge of $19.9 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic. We did not record any impairment charges on our real estate properties during the year ended December 31, 2021.
During the period from January 1, 2021 through November 8, 2021, we recorded equity in income from an unconsolidated entity of $8.7 million, related to our investment in the SREIT. Equity in income of an unconsolidated entity during the period from January 1, 2021 through November 8, 2021 included a gain of $3.1 million related to our sale of 73,720,000 units in the SREIT on November 9, 2021 and a gain of $1.1 million to reflect the net effect to our investment as a result of the net proceeds raised by the SREIT in a private offering in July 2021. During the year ended December 31, 2020, we recorded equity in loss of an unconsolidated entity of $0.5 million related to our investment in the SREIT. Equity in loss of an unconsolidated entity for the year ended December 31, 2020 included $2.6 million related to our share of the net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to our investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020. Effective November 9, 2021, based on our 18.5% ownership interest in the SREIT, we do not exercise significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, our investment in the units of the SREIT represents an investment in marketable securities and therefore is presented at fair value as of December 31, 2021, based on the closing price of the SREIT units on the SGX-ST on that date.
During the period from November 9, 2021 through December 31, 2021, we recorded an unrealized gain on real estate equity securities of $16.8 million based on the difference in the aggregate carrying value of our 215,841,899 units of the SREIT on November 9, 2021 and the aggregate fair value of these units as of December 31, 2021, based on the closing price of the SREIT units on the SGX-ST on that date.
We recognized a gain on sale of real estate of $114.3 million during the year ended December 31, 2021 related to the dispositions of Anchor Centre in January 2021 and Domain Gateway in November 2021. During the year ended December 31, 2020, we recognized a gain on sale of real estate of $49.5 million related to the disposition of Hardware Village.

Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), gains and losses from change in control, impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. In addition, we elected the option to exclude mark-to-market changes in value recognized on real estate equity securities in the calculation of FFO. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold during the years ended December 31, 2021, 2020 and 2019, and a real estate loan receivable paid off in full on December 11, 2020.

Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, amortization of discounts and closing costs, unrealized (gains) losses on derivative instruments and loss from extinguishment of debt are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss) attributable to common stockholders	$143,657	$(18,497)	$261,211
Depreciation of real estate assets	86,025	83,323	94,546
Amortization of lease-related costs	24,959	27,483	46,556
Impairment charges on real estate	—	19,896	8,706
Unrealized gain on real estate equity securities	(16,765)	—	—
Gain on sale of real estate, net	(114,321)	(49,457)	(327,211)
Adjustments for noncontrolling interests - consolidated entity (1)	—	6,144	(28)
Adjustment for investment in an unconsolidated entity (2)	12,046	16,040	8,571
FFO attributable to common stockholders (3) (4) (5)	135,601	84,932	92,351
Straight-line rent and amortization of above- and below-market leases, net	(5,304)	(7,371)	(9,739)
Amortization of discount and closing costs on real estate loan receivable	—	(2,415)	—
Loss from extinguishment of debt	214	199	2,229
Unrealized (gains) losses on derivative instruments	(23,283)	25,165	35,664
Adjustment for investment in an unconsolidated entity (2)	(3,321)	4,426	2,017
MFFO attributable to common stockholders (3) (4) (5)	$103,907	$104,936	$122,522
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
(3) FFO and MFFO include $1.6 million, $1.2 million, and $8.2 million of lease termination income for the years ended December 31, 2021, 2020 and 2019, respectively.
(4) FFO and MFFO for the year ended December 31, 2021 include a one-time $2.5 million holdover payment from a tenant related to a six-month lease extension which was received in December 2021 and will be recognized as rental income for GAAP purposes on a straight-line basis for a six-month period through May 2022.
(5) FFO and MFFO exclude our share of the SREIT’s FFO and MFFO, respectively, for the period from November 9, 2021 through December 31, 2021. On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT, we no longer have significant influence over the operations, financial policies and decision making with respect to the SREIT and therefore, ceased accounting for our investment in the SREIT as an equity method investment on that date. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date. As a result, our share of the SREIT’s FFO and MFFO will no longer be recorded on a monthly basis and we will only recognize FFO and MFFO related our investment in the SREIT as the SREIT declares future dividends based on eligible units as of the ex-dividend date consistent with GAAP.
Our calculation of MFFO above includes amounts related to the operations of two office properties sold on January 19, 2021 and November 2, 2021, respectively, the operations of the multifamily apartment complex held by the Hardware Village joint venture that was sold on May 7, 2020, interest income from our real estate loan receivable paid off in full on December 11, 2020 and the operations of the Singapore Portfolio sold on July 18, 2019. Please refer to the table below with respect to the proportion of MFFO related to the real estate properties sold during the years ended December 31, 2021, 2020 and 2019, and the real estate loan receivable paid off (in thousands).

	For the Years Ended December 31,
	2021	2020	2019
MFFO by component:
Assets held for investment	$99,320	$97,892	$97,406
Real estate properties sold	4,587	4,340	25,116
Real estate loan receivable paid off	—	2,704	—
MFFO	$103,907	$104,936	$122,522

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows during 2021 (in thousands, except per share amounts):

	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (1) (2)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2021	$27,640	$0.149	$16,274	$11,326	$27,600	$16,295
Second Quarter 2021	27,755	0.149	22,024	14,959	36,983	27,698
Third Quarter 2021	23,863	0.150	9,434	6,507	15,941	32,247
Fourth Quarter 2021	23,361	0.150	13,970	9,577	23,547	24,559
	$102,619	$0.598	$61,702	$42,369	$104,071	$100,799
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2021 through December 31, 2021, distributions were calculated at a rate of $0.04983333 per share.
(2) Distributions are generally paid on a monthly basis. Distributions for the monthly record date of a given month are paid on or about the first business day of the following month; however, we accelerated the payment of the June 2021 distributions due to the timing of the Self-Tender.
For the year ended December 31, 2021, we paid aggregate distributions of $104.1 million, including $61.7 million of distributions paid in cash and $42.4 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the year ended December 31, 2021 was $143.7 million. FFO for the year ended December 31, 2021 was $135.6 million and cash flow from operating activities was $100.8 million. See the reconciliation of FFO to net income attributable to common stockholders above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $83.5 million of cash flow from current operating activities, $4.2 million of cash flow from operating activities in excess of distributions paid during prior periods and $16.4 million of proceeds from the sale of real estate. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
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

Critical Accounting Policies and Estimates
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
In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on our statement of operations. In addition, we adopted the practical expedient available under Topic 842, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. We believe the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on our statement of operations.
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
Sales of Real Estate
We follow the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which  applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, our sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.
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
Real Estate Equity Securities
Dividend income from real estate equity securities is recognized on an accrual basis based on eligible units as of the ex-dividend date.
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
Real Estate Equity Securities
Real estate equity securities are carried at fair value based on quoted market prices for the security. Unrealized gains and losses on real estate equity securities are recognized in earnings.
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
Distributions Paid
On January 4, 2022, we paid distributions of $7.7 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 20, 2021. On February 1, 2022, we paid distributions of $7.6 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on January 24, 2022. On March 4, 2022, we paid distributions of $7.6 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on February 22, 2022.
Amended and Restated Share Redemption Program
On March 17, 2022, our board of directors approved the March 2022 Share Redemption Program. The March 2022 Share Redemption Program decreases the reserve for Special Redemptions for calendar year 2022 from $10.0 million to $2.0 million. As such, during calendar year 2022, the March 2022 Share Redemption Program limits the number of shares we may redeem to those that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $2.0 million or less, the last $2.0 million of available funds shall be reserved exclusively for redemptions sought in connection with Special Redemptions.
There were no other material changes to our share redemption program.
We may (a) amend, suspend or terminate the March 2022 Share Redemption Program for any reason, or (b) consistent with SEC guidance and interpretations, increase or decrease the funding available for the redemption of shares pursuant to the March 2022 Share Redemption Program, each upon ten business days’ notice to our stockholders. We may provide notice by including such information in a (i) Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (ii) separate mailing to the stockholders.
The March 2022 Share Redemption Program is effective for the March 31, 2022 redemption date.
Monthly Distributions
On March 28, 2022, our board of directors authorized a March 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 28, 2022, which we expect to pay in April 2022, and an April 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2022, which we expect to pay in May 2022.
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
The table below summarizes the outstanding principal balance, interest rate or weighted-average contractual interest rates and fair value for our notes payable for each category; and the notional amounts, average pay rates, average receive rates and fair value of our derivative instruments, based on maturity dates as of December 31, 2021 (dollars in thousands):

	Maturity Date					Total Value or Notional Amount
	2022	2023	2024	2025	2026		Fair Value
Assets
Derivative Instruments
Interest rate swaps, notional amount	$—	$93,750	$—	$300,000	$—	$393,750	$757
Average pay rate (1)	—%	0.7%	—%	1.2%	—%	1.1%
Average receive rate (2)	—%	0.1%	—%	0.1%	—%	0.1%

Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$123,000	$—	$—	$—	$123,000	$125,018
Interest rate	—%	3.7%	—%	—%	—%	3.7%
Variable Rate	$—	$975,245	$374,045	$—	$—	$1,349,290	$1,344,562
Weighted-average contractual interest rate (3)	—%	2.0%	1.5%	—%	—%	1.9%

Derivative Instruments
Interest rate swaps, notional amount	$600,000	$426,640	$—	$—	$—	$1,026,640	$12,805
Average pay rate (1)	2.1%	1.4%	—%	—%	—%	1.8%
Average receive rate (2)	0.1%	0.1%	—%	—%	—%	0.1%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the 30-day LIBOR rate as of December 31, 2021.
(3) The weighted-average contractual interest rate represents the actual interest rate in effect as of December 31, 2021, consisting of the contractual interest rate and using interest rate indices as of December 31, 2021, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2021, the fair value of our fixed rate debt was $125.0 million and the outstanding principal balance of our fixed rate debt was $123.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2021. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $228.9 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. Based on interest rates as of December 31, 2021, if interest rates were 100 basis points higher during the 12 months ending December 31, 2022, interest expense on our variable rate debt would increase by $2.3 million. As of December 31, 2021, one-month LIBOR was 0.10125% and one-month BSBY was 0.08592%, if these indexes were reduced to 0% during the 12 months ending December 31, 2022, interest expense on our variable rate debt would decrease by up to $0.2 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2021 were 3.7% and 3.2%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2021 where applicable.
We are exposed to financial market risk with respect to our investment in the SREIT (SGX-ST Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and an affiliate of our advisor serves as the U.S. asset manager to the SREIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of December 31, 2021, we held 215,841,899 units of the SREIT which represented 18.5% of the outstanding units of the SREIT as of that date. As of December 31, 2021, the aggregate value of our investment in the units of the SREIT was $180.2 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.835 per unit as of December 31, 2021, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. Based solely on the closing price per unit of the SREIT units as of December 31, 2021, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $18.0 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Audit Committee Investigation
In February 2022, we discovered that the Chief Audit Executive of our external advisor had entered into arrangements with certain vendors that we believe either overcharged us and our affiliates for the services performed or charged for services that were never performed. As our advisor began to inquire into the matter, the Chief Audit Executive resigned.
Our audit committee, in conjunction with the audit committee of the board of directors of KBS Real Estate Investment Trust II, initiated an independent investigation with the assistance of independent counsel and an independent forensic accounting firm.
Subject to the joint audit committees’ ongoing investigation, we believe that between 2011 and 2021, certain vendors billed us for services for which we were either overcharged or which were never performed totaling approximately $0.8 million, that such vendors were in turn making payments to the individual, and that no other advisor officers or employees participated in the misconduct. In light of the discovery of the misconduct by the individual and certain vendors, we are working with our advisor to address these matters.
Our advisor has agreed to reimburse us both for any amounts inappropriately charged to us, and for the costs we incur in the joint audit committees’ investigation, in each case regardless of whether any such amounts are recoverable from either the vendors or the individual. The reimbursement of these overpayments will be partially credited against asset management fees that were deferred in prior periods of $0.5 million that would have been due by us to our advisor in those periods as a result of the increase in our net income and MFFO for such periods, and corresponding decrease in expenses, related to the charges that we should not have incurred. The remainder of the reimbursement, $0.3 million, will be reimbursed to us in cash by our advisor.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age (1)
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	70
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	44
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	57
Jeffrey A. Dritley	Independent Director	65
Stuart A. Gabriel, Ph.D.	Independent Director	68
Ron D. Sturzenegger	Independent Director	62
_____________________
(1) As of March 1, 2022.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2010, January 2010 and December 2009, respectively. In August 2019, he was also elected as our President. Mr. Schreiber is the Chairman and President of our advisor, and he served as the Chief Executive Officer of our advisor from October 2004 through December 2021. He is also the Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income REIT, positions he has held since January 2015. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held since August 2007, August 2007 and July 2007, respectively. In August 2019, Mr. Schreiber was also elected President of KBS Growth & Income REIT and KBS REIT II. Mr. Schreiber was Chairman of the Board, Chief Executive Officer and a director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 50% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. In addition, Mr. Schreiber controls the voting rights with respect to the 50% interest of KBS Holdings LLC held indirectly by the estate of Peter M. Bren (together with other family members). KBS Holdings LLC is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT II, Pacific Oak Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT I”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partner Apartment REIT”), Pacific Oak Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”) and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2008, 2009, 2013 and 2015, respectively.
Mr. Schreiber is the Chairman and President of KBS Realty Advisors and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2021, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $28.9 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, Pacific Oak Strategic Opportunity REIT I (advisory agreement terminated as of October 31, 2019), KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated as of October 31, 2019) and KBS Growth & Income REIT. Through October 31, 2019, our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, both Singapore real estate investment trusts.
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
In addition, from July 2018 until February 2022, Mr. Schreiber served as Chairman of the Board and a director for KBS US Prime Property Management Pte. Ltd., which is the external manager of Prime US REIT, a Singapore real estate investment trust that is listed on the SGX-ST. Mr. Schreiber holds an indirect ownership interest in KBS US Prime Property Management Pte. Ltd. and KBS Asia Partners Pte. Ltd., which is the sponsor of Prime US REIT.

Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 49 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to forming the first KBS-affiliated investment advisor in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
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
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer and President for reasons including his extensive industry and leadership experience. With more than 49 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors, as Chief Executive Officer, President, Chairman of the Board and a director of KBS REIT II and KBS Growth & Income REIT, as a director and trustee of The Irvine Company, as former Chairman of the Board and a director of KBS US Prime Property Management Pte. Ltd. and as former Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.
Jeffrey K. Waldvogel is our Chief Financial Officer, a position he has held since June 2015. In July 2018, he was also elected our Treasurer and Secretary. He is also the Chief Financial Officer of our advisor and KBS REIT II, positions he has held for each of these entities since June 2015. In August 2018, Mr. Waldvogel was elected the Treasurer and Secretary of KBS REIT II. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income REIT, positions he has held since June 2015, April 2017 and April 2017, respectively. From June 2015 until November 2019, he also served as the Chief Financial Officer, Treasurer and Secretary of Pacific Oak Strategic Opportunity REIT I and Pacific Oak Strategic Opportunity REIT II. He was Chief Financial Officer of KBS REIT I and KBS Legacy Partners Apartment REIT from June 2015 until their respective liquidations in December 2018. In January 2022, Mr. Waldvogel was also appointed the Chief Financial Officer of KBS Realty Advisors.
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

Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2010. In July 2018, she was also elected our Assistant Secretary. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT II and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008 and January 2015, respectively. From August 2009 until November 2019 and from February 2013 until November 2019, she served as Chief Accounting Officer of Pacific Oak Strategic Opportunity REIT I and Pacific Oak Strategic Opportunity REIT II, respectively. From August 2009 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS Legacy Partners Apartment REIT; from October 2008 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS REIT I. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008 she served as Controller of KBS REIT I.
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, from 2004 through 2015, Ms. Yamane was responsible for client accounting/reporting for two real estate portfolios. These portfolios consisted of industrial, office and retail properties as well as land parcels. Ms. Yamane worked closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assisted in the supervision and management of KBS Realty Advisors’ accounting department.
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
Jeffrey A. Dritley is one of our independent directors and is chair of the conflicts committee, positions he has held since October 2017 and July 2019, respectively. He is also an independent director and chair of the conflicts committee of KBS REIT II, positions he has held since October 2017 and July 2019, respectively. Mr. Dritley is Founder and Managing Partner of Kearny Real Estate Company. Kearny, headquartered in Los Angeles, is a partnership of experienced real estate professionals active in the acquisition, entitlement, repositioning, development, leasing, management and disposition of large, complex commercial projects in Southern California. Since 1993, Kearny has been involved in approximately $5.2 billion of projects including the acquisition and work-out of approximately $2.3 billion of distressed real estate debt.
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
Mr. Dritley has over 35 years of experience in the real estate industry. His experience has ranged from the acquisition, entitlement, development and redevelopment of over 14 million square feet of properties in Southern California, to creating and managing an organization with over 100 employees in the United States, Europe and Asia focused on buying and restructuring non-performing loans.
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

The board of directors has concluded that Mr. Dritley is qualified to serve as an independent director for reasons including his expertise in real estate acquisition, restructuring and disposition. His over 35 years of experience in the real estate industry gives him significant experience that will be of great benefit to our company and make him well-positioned to advise the board of directors with respect to potential investment, restructuring and disposition opportunities. As Founder and Managing Partner of Kearny Real Estate Company, Mr. Dritley has encountered the myriad of practical, operational and other challenges that face large real estate companies like ours. Further, in the course of serving on the board of directors of Bixby Land Company and as a Senior Advisor to Trigate Property Partners, Mr. Dritley has developed strong leadership and consensus building skills that are a valuable asset to the board of directors. In addition, as a Certified Public Accountant, he possesses valuable expertise in evaluating the financial and operational results of companies such as ours.
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
Ron D. Sturzenegger is one of our independent directors, a position he has held since August 28, 2019. On September 3, 2019, Mr. Sturzenegger was also appointed as an independent director of KBS REIT II.
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
The members of the audit committee are Jeffrey A. Dritley, Stuart A. Gabriel, Ph.D. (chair) and Ron D. Sturzenegger. The board of directors has determined that all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All of the members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that all of the members of the audit committee satisfy the SEC’s requirements for an “audit committee financial expert.”
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2021.

Name	Fees Earned or Paid in Cash in 2021	All Other Compensation	Total
Jeffrey A. Dritley	$226,500	$—	$226,500
Stuart A. Gabriel, Ph.D.	208,000	—	208,000
Ron D. Sturzenegger	201,500	—	201,500
Charles J. Schreiber, Jr. (1)	—	—	—
_____________________
(1) Director who is also an executive officer and does not receive compensation for services rendered as a director.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 28, 2022, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

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
In addition, and although our shares are not listed for trading on any national securities exchange, all of our current independent directors are “independent” as defined by the New York Stock Exchange. The board of directors has affirmatively determined that Jeffrey A. Dritley, Stuart A. Gabriel, Ph.D. and Ron D. Sturzenegger each satisfies the New York Stock Exchange independence standards.
Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Offering Policy. We continue to offer shares under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue our dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time. For the year ended December 31, 2021, the costs of raising capital in our dividend reinvestment plan offering represented less than 1% of the capital raised.
Our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to a non-listed, perpetual-life “NAV REIT.” Our conflicts committee and board of directors remain focused on providing stable distributions and enhanced liquidity to stockholders. In the near term, while our conflicts committee and board of directors explore alternatives available to us, we may market certain of our assets for sale. Based on our assessment of alternatives available to us, market conditions and our further assessment of our capital raising prospects, our conflicts committee and board of directors may conclude that it would be in the best interest of our stockholders to (i) convert to an “NAV REIT,” (ii) continue to operate as a going concern under our current business plan, or (iii) adopt a plan of liquidation that would involve the sale of our remaining assets (in which event such plan would be presented to stockholders for approval). There is no assurance that any alternative being considered by our board of directors will provide a return to stockholders that equals or exceeds our estimated value per share as of November 1, 2021, and although we remain focused on providing enhanced liquidity to stockholders while maximizing returns to stockholders, we can provide no assurances in this regard. We also can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated. See Part I, Item 1A, “Risk Factors - Risks of the Proposed NAV REIT Conversion” and “—Certain Transactions with Related Persons.”
Acquisition and Investment Policies. As of February 28, 2022, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.

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
We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we currently expect. In fact, we may invest in whatever types of real estate or real estate-related assets we believe are in our best interests. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
See also the discussion regarding the possible conversion to an NAV REIT.
Also, in connection with the Singapore Transaction (defined under “– Certain Transactions with Related Persons – Singapore Transaction”), our board of directors and conflicts committee adopted the asset Allocation Process proposed by our advisor and KBS Realty Advisors.
Allocation Policy. In connection with the Singapore Transaction, our advisor and KBS Realty Advisors proposed that our conflicts committee and board of directors adopt an asset allocation policy (the “Allocation Process”) among us, KBS REIT II and KBS Growth & Income REIT (collectively, the “Core Strategy REITs”) and the SREIT. Our conflicts committee and board of directors adopted the Allocation Process as proposed. The Allocation Process provides that, in order to mitigate potential conflicts of interest that may arise among the Core REITs and the SREIT, upon the listing of the SREIT on the SGX-ST on July 19, 2019, potential asset acquisitions that meet all of the following criteria would be offered first to the SREIT:
i)Class A office building;
ii)Purchase price of at least $125.0 million;
iii)Average occupancy of at least 90% for the first two years based on contractual in-place leases; and
iv)Stabilized property investment yield that is generally supportive of the distributions per unit of the SREIT.
To the extent the SREIT does not have the funds to acquire the asset or to the extent the external manager of the SREIT decides to forego the acquisition opportunity, such asset may then be offered to the Core Strategy REITs at the discretion of our advisor.

Borrowing Policies. We financed our real estate acquisitions to date with a combination of the proceeds received from our now-terminated initial public offering and debt. We may use proceeds from borrowings to finance acquisitions of new real estate and real estate-related investments; to pay for property improvements, repairs and tenant build-outs to properties and for other capital expenditures; to refinance existing indebtedness; to pay distributions; to fund the redemption or repurchase of our shares; or to provide working capital. Our investment strategy is to utilize primarily secured debt to finance our investment portfolio, though from time to time we may also use unsecured debt.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of February 28, 2022, our borrowings and other liabilities were approximately 55% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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
During the year ended December 31, 2021, we sold two real estate properties. In addition, on November 9, 2021, through our indirect wholly owned subsidiary, REIT Properties III, we sold 73,720,000 units in the SREIT for $58.9 million, net of fees and costs, pursuant to a block trade, reducing our ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of February 28, 2022, REIT Properties III held 215,841,899 units of the SREIT, which represented 18.5% of the outstanding units of the SREIT as of that date.
Section 5.11 of our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by September 30, 2020, unless a majority of the conflicts committee determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee assessed our portfolio of investments, and with consideration of the then current market conditions, including the uncertainty as a result of the COVID-19 pandemic and lack of liquidity in the marketplace, as well as our conflicts committee’s and board of directors’ continuing review and evaluation of various alternatives available to us, on August 30, 2021, our conflicts committee unanimously determined to postpone approval of our liquidation. Section 5.11 of our charter requires that the conflicts committee revisit the issue of liquidation at least annually. At our annual meeting of stockholders held on May 7, 2020, our stockholders approved the removal of Section 5.11 of our charter. As set forth in the proxy statement for our annual meeting of stockholders, implementation of this amendment to our charter and our conversion to an NAV REIT remain subject to further approval of our conflicts committee. See “— Certain Transactions with Related Persons – Proposed NAV REIT Conversion.”
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
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2021 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2021, total operating expenses represented approximately 0.9% and 25% of our average invested assets and our net income, respectively.

Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, via the Ethics Hotline or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2021 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
We have entered into agreements with certain affiliates pursuant to which they provide services to us. All of our executive officers and our affiliated director are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group, and other affiliated KBS entities. Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director. Our advisor and KBS Capital Markets Group are owned and controlled by KBS Holdings, our sponsor. Charles J. Schreiber, Jr. indirectly controls our sponsor and our advisor.
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
•sourcing and structuring our loan originations and acquisitions;
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
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring September 27, 2022, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2021 through the most recent date practicable, which was February 28, 2022, we compensated our advisor as set forth below.

Our advisor or its affiliates have paid, and in the future may pay, some of the offering costs related to our dividend reinvestment plan, including, but not limited to, our legal, accounting, printing, mailing and filing fees. We are responsible for reimbursing our advisor for these costs. At the end of our dividend reinvestment plan offering, our advisor has agreed to reimburse us to the extent that organization and other offering expenses exceed 2% of gross offering proceeds. No reimbursements made by us to our advisor may cause total organization and offering expenses incurred by us to exceed 15% of the aggregate gross offering proceeds as of the date of reimbursement. From January 1, 2021 through February 28, 2022, with respect to our dividend reinvestment plan, our advisor did not incur any organization and offering expenses on our behalf.
We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount to be funded by us to acquire or originate loans, including the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of such investments, acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. During the period from January 1, 2021 through February 28, 2022, we did not acquire any investments accounted for as a business combination and we did not purchase or originate any loans.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2021 through February 28, 2022, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid or payable to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to our advisor), as of the time of calculation. We currently do not pay any asset management fees in connection with our investment in the equity securities of the SREIT.
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

From January 1, 2021 through February 28, 2022, asset management fees totaled $23.0 million. From January 1, 2021 through February 28, 2022, we paid $21.5 million in asset management fees, $2.2 million of which related to asset management fees incurred in prior periods. As of February 28, 2022, we had accrued and deferred payment of $9.6 million of asset management fees under the advisory agreement. The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of any debt we use to acquire assets, the level of operating cash flow generated by our real estate investments, and the performance of all of the real estate investments in our portfolio and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
Under the advisory agreement, our advisor has the right to seek reimbursement from us for all costs and expenses it incurs in connection with the provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software costs and cybersecurity costs. With respect to employee costs, at this time our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. We currently do not reimburse our advisor for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers.
From January 1, 2021 through February 28, 2022, we reimbursed our advisor for $607,000 of operating expenses (of which $73,000 was payable as of February 28, 2022), including $452,000 of our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. We also reimburse our advisor for certain of our direct costs incurred from third parties that were initially paid by our advisor on behalf of us.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or one of its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our advisor or one of its affiliates, the fee paid to our advisor or one of its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the aggregate disposition fees paid to our advisor or one of its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. We will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property. No disposition fees will be paid with respect to any sales of our investment in units of the SREIT. From January 1, 2021 through February 28, 2022, we sold two real estate properties and incurred $2.4 million of disposition fees, all of which had been paid as of February 28, 2022.
In connection with our initial public offering, Messrs. Bren and Schreiber and Keith D. Hall and Peter McMillan III agreed to provide additional indemnification to one of the participating broker-dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure the obligations of Messrs. Bren, Hall, McMillan and Schreiber under this indemnification agreement in exchange for reimbursement to us by Messrs. Bren, Hall, McMillan and Schreiber for all costs, expenses and premiums related to this supplemental coverage, which does not dilute the directors and officers liability insurance coverage for the KBS entities. From January 1, 2021 through February 28, 2022, our advisor had incurred $0.1 million for the costs of the supplemental coverage obtained by us, all of which had been paid to the insurer or reimbursed to us as of February 28, 2022.
As described under Part II, Item 9B, “Other Information,” our advisor has agreed to reimburse us both for any amounts inappropriately charged to us by certain vendors for services for which we believe we were either overcharged or which were never performed, and for the costs we incur in the audit committee’s joint investigation of this matter with the KBS REIT II audit committee. The joint audit committees’ investigation is ongoing. The reimbursement of these overpayments will be partially credited against asset management fees that were deferred in prior periods of $0.5 million that would have been due by us to our advisor in those periods as a result of the increase in our net income and MFFO for such periods, and corresponding decrease in expenses, related to the charges that we should not have incurred. The remainder of the reimbursement, $0.3 million, will be reimbursed to us in cash by our advisor.
The conflicts committee considers our relationship with our advisor, our sponsor and their affiliates during 2021 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We continue to offer shares under our dividend reinvestment plan offering. From January 1, 2021 through February 28, 2022, with respect to our dividend reinvestment plan offering, we did not reimburse our dealer manager for any expenses related to our dividend reinvestment plan offering.

We entered into a fee reimbursement agreement with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the Depository Trust Clearing Corporation (“ DTCC”) Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2021 through February 28, 2022, we incurred $76,000 of costs and expenses related to this agreement, of which $10,000 was payable as of February 28, 2022.
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
From January 1, 2021 through February 28, 2022, we recognized $380,000 of rental income related to the Amended Lease. Prior to their approval of the lease and the Amended Lease, our conflicts committee and board of directors determined the lease and the Amended Lease to be fair and reasonable to us.
Insurance Program. As of January 1, 2021, we, together with KBS REIT II, KBS Growth & Income REIT, our dealer manager, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2021, we renewed our participation in the program. The program is effective through June 30, 2022. The conflicts committee believes the insurance program with our affiliates is fair.
Singapore Transaction. On July 18, 2019, we sold 11 of our properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, a Singapore real estate investment trust that listed on the SGX-ST (SGX-ST Ticker: OXMU) on July 19, 2019, and on July 19, 2019, we, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $0.88 per unit representing a 33.3% ownership interest in the SREIT (together, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 units in the SREIT for $58.9 million, net of fees and costs, pursuant to a block trade, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of March 28, 2022, REIT Properties III held 215,841,899 units of the SREIT, which represented 18.4% of the outstanding units of the SREIT as of that date. As of March 28, 2022, the aggregate value of our investment in the units of the SREIT was $163.0 million, which was based solely on the closing price of the units on the SGX-ST of $0.755 per unit as of March 28, 2022, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.
The SREIT is affiliated with Charles J. Schreiber, Jr., one of our directors and executive officers. The SREIT is externally managed by an entity (the “Manager”) in which Charles J. Schreiber, Jr. currently holds an indirect ownership interest. Mr. Schreiber is also a former director of the Manager. The SREIT pays the Manager an annual base fee of 10% of annual distributable income and an annual performance fee of 25% of the increase in distributions per unit of the SREIT from the preceding year. For acquisitions other than the Singapore Portfolio, the SREIT pays the Manager an acquisition fee of 1% of the acquisition price. The SREIT will also pay the Manager a divestment fee of 0.5% of the sale price of any real estate sold and a development management fee of 3% of the total project costs incurred for development projects. A portion of the fees paid to the Manager are paid to KBS Realty Advisors, an entity controlled by Mr. Schreiber, for sub-advisory services. The Schreiber Trust, a trust whose beneficiaries are Charles J. Schreiber, Jr. and his family members, and the Linda Bren 2017 Trust also acquired units in the SREIT. The Schreiber Trust agreed it will not sell any portion of its units in the SREIT unless it has received the consent of our conflicts committee. The Linda Bren 2017 Trust has agreed it will not sell $5.0 million of its investment in the SREIT unless it has received the consent of our conflicts committee.

Also in connection with the Singapore Transaction, our advisor and KBS Realty Advisors proposed that our conflicts committee and board of directors adopt an Allocation Process among us, KBS REIT II, KBS Growth & Income REIT and the SREIT. The board of directors and conflicts committee adopted the Allocation Process as proposed. See above, “—Review of Our Policies – Acquisition and Investment Policies – Allocation Policy.”
The conflicts committee reviewed and approved the fairness of the Singapore Transaction and the conflicts committee believes that the Allocation Process with other KBS-affiliated entities is fair.
No Other Transactions. From January 1, 2021 through February 28, 2022, no other transactions occurred between us and KBS REIT II, KBS Growth & Income REIT, our dealer manager, our advisor or other KBS-affiliated entities.
Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above and other than the proposed NAV REIT conversion discussed below.
Proposed NAV REIT Conversion
Our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to a non-listed, perpetual-life “NAV REIT.” Our conflicts committee and board of directors remain focused on providing stable distributions and enhanced liquidity to stockholders. In the near term, while our conflicts committee and board of directors explore alternatives available to us, we may market certain of our assets for sale. Based on our assessment of alternatives available to us, market conditions and our further assessment of our capital raising prospects, our conflicts committee and board of directors may conclude that it would be in the best interest of our stockholders to (i) convert to an “NAV REIT,” (ii) continue to operate as a going concern under our current business plan, or (iii) adopt a plan of liquidation that would involve the sale of our remaining assets (in which event such plan would be presented to stockholders for approval). There is no assurance that any alternative being considered by our board of directors will provide a return to stockholders that equals or exceeds our estimated value per share as of November 1, 2021, and although we remain focused on providing enhanced liquidity to stockholders while maximizing returns to stockholders, we can provide no assurances in this regard. We also can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated.
We refer to an “NAV REIT” as a non-listed, perpetual-life company that (a) calculates the net asset value or “NAV” per share on a regular basis that is more frequent than annually (i.e., daily, monthly or quarterly), (b) offers and sells new shares of common stock continuously through a number of distribution channels in ongoing public offerings, and (c) seeks to provide increased liquidity to current and future stockholders through an expanded share redemption program and/or periodic self-tender offers. We refer to our proposed conversion to this mode of operation as the “Proposed NAV REIT Conversion.” On January 9, 2020, we filed a definitive proxy statement with the SEC in connection with the annual meeting of stockholders to vote on, among other proposals, two proposals related to our pursuit of conversion to an NAV REIT, both of which were approved by our stockholders at our annual meeting of stockholders on May 7, 2020. Also in connection with our pursuit of conversion to an NAV REIT, on January 10, 2020, we filed a registration statement on Form S-11 with the SEC to register a public offering. Pursuant to the registration statement and in the event we convert to an NAV REIT, we propose to register up to $2,000,000,000 of shares of common stock, consisting of up to $1,700,000,000 in shares in a primary offering and up to $300,000,000 in shares pursuant to a dividend reinvestment plan. See Part I, Item 1A, “Risk Factors - Risks of the Proposed NAV REIT Conversion.”
Terms of Proposed NAV REIT Conversion
We summarize below the principal terms of the Proposed NAV REIT Conversion. Our board of directors may change any aspect of these terms without stockholder approval, except the specific matters submitted for stockholder approval. Such changes may be deemed appropriate for a variety of reasons, including but not limited to regulatory, capital-raising or business considerations, all of which can change over time.
More Frequent NAV Calculations
Since May 2014, we have historically calculated the NAV of our shares at least once each calendar year. If we convert to an NAV REIT, we currently intend to calculate our NAV once per month, though we could decide to calculate it daily or quarterly. We believe more frequent NAV calculations will improve our ability to offer and repurchase our shares at the most representative prices, and also improve visibility and transparency into our performance.

Revised Share Redemption Program
If we convert to an NAV REIT, we believe we can (a) offer an expanded share redemption program, (b) have additional capital to fund redemptions, and (c) provide more frequent NAV per share calculations, which will provide stockholders with more information when making liquidity decisions and also allow more frequent and representative pricing under our share redemption program. If we convert to an NAV REIT, we intend to revise our share redemption program to allow us to make monthly redemptions with an aggregate value of up to 5% of our NAV per calendar quarter. This would be a significant increase in maximum capacity compared to our current share redemption program, which limits redemptions of shares during any calendar year to no more than 5% of the weighted average number of shares outstanding during the prior calendar year. Our current share redemption program is also limited by funding restrictions that prevent us from redeeming the maximum number of shares permitted under the program, unless increased by our board of directors. Because the actual level of redemptions under our share redemption program as an NAV REIT would also depend on our ability to fund redemptions and our other capital needs, we may not be able to make redemptions up to the maximum capacity permitted by the program. However, our intention is to increase our stockholders’ access to liquidity through an expansion of our current share redemption program and/or through self-tender offers. As an NAV REIT, we expect that redemptions would be made on a monthly basis at a price generally equal to the prior month’s NAV per share for the class of stock (which will be our most recently disclosed NAV per share at such time) with two exceptions: (i) shares that have not been outstanding for at least one year will be redeemed at 96.0% of the prior month’s NAV per share for the class of stock (an “Early Redemption Deduction”) and (ii) all shares that are redeemed during the first year after our conversion to an NAV REIT will be redeemed at 96.0% of the prior month’s NAV per share for the class of stock (“Transition Deduction”). Subject to limited exceptions, the Early Redemption Deduction and Transition Deduction may only be waived in the case of redemption requests arising from the death or qualified disability of the holder.
Distributions and Dividend Reinvestment Plan
Commencing in January 2019 and other than special distributions, our distributions have been based on monthly record dates. As an NAV REIT, we expect that we would continue to pay distributions based on monthly record dates. We expect to revise our dividend reinvestment plan so that we would generally sell shares at our prior month’s NAV per share for the class of stock (which will be our most recently disclosed NAV per share at such time), rather than at 95% of the most recent NAV as we do now.
Ongoing Public Offerings Conducted through KBS Capital Markets Group LLC
As an NAV REIT, we expect that we would conduct ongoing primary public offerings of our shares on a continuous basis through an affiliated dealer manager. Such offerings would likely include new classes of common stock, which would allow us to offer different classes of common stock with different combinations of upfront and ongoing commissions and other fees payable to our dealer manager and participating broker-dealers. We believe that having a number of different share classes with different distribution compensation structures will improve our ability to sell shares and raise capital in the current market.
We generally expect that the upfront and ongoing commissions and other fees payable to our dealer manager and participating broker-dealers in connection with these offerings would be borne by the new investors. We would also incur other offering expenses in connection with these offerings, which expenses would impact all stockholders. These other offering expenses would include, among other items, our legal, accounting, printing, mailing, subscription processing and filing fees and expenses, costs in connection with preparing sales materials, design and website expenses, charges of our transfer agent, reimbursement of bona fide due diligence expenses, legal fees of our dealer manager, costs reimbursement for registered representatives of participating broker-dealers to attend educational conferences sponsored by us or our dealer manager, attendance fees for registered persons associated with our dealer manager to attend seminars conducted by participating broker-dealers, and promotional items. They could also include reimbursement to our dealer manager for wholesaling compensation expenses, though we do not currently intend to reimburse our dealer manager for such expenses.

Revised Advisory Fee Structure
•Acquisition and Origination Fees. Pursuant to our advisory agreement currently in effect with our advisor, we incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount to be funded by us to acquire or originate loans, including the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of such investments, acquisition and origination expenses and any debt attributable to such investments. We intend to eliminate this fee as part of the Proposed NAV REIT Conversion. This may represent significant savings, depending on our future investment activity.
•Acquisition, Origination and Disposition Expenses. We intend to continue to reimburse our advisor for customary acquisition, origination and disposition expenses, whether or not we ultimately acquire or dispose of the asset. We currently do not reimburse our advisor for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. Subject to the limitations in our charter and the advisory agreement, if we convert to an NAV REIT, we will reimburse our advisor for costs and expenses paid or incurred by our advisor or its affiliates in connection with the selection, evaluation, structuring, acquisition, financing, development and disposition of investments, whether or not such investments are acquired or disposed of, and we will make payments to third parties in connection with providing services to us. Such cost and expense reimbursements to our advisor include personnel and related employment costs, such as reasonable salaries and wages, benefits and overhead of employees directly involved in the performance of the services as well as payments made to third parties on our behalf. We will not reimburse our advisor for the salaries and benefits our advisor or its affiliates may pay our executive officers.
•Fixed Asset Management Fee. Pursuant to our advisory agreement currently in effect with our advisor, we currently pay the advisor an asset management fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, plus the costs of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid or payable to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to our advisor), as of the time of calculation. As discussed above, from January 1, 2021 through February 28, 2022, asset management fees totaled $23.0 million. From January 1, 2021 through February 28, 2022, we paid $21.5 million in asset management fees, $2.2 million of which related to asset management fees incurred in prior periods. As of February 28, 2022, we had accrued and deferred payment of $9.6 million of asset management fees under the advisory agreement.

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
If we convert to an NAV REIT, we currently expect to replace the current asset management fee with a fixed management fee equal to 1.25% of our NAV per annum payable monthly. Additionally, to the extent that our operating partnership, KBS Limited Partnership III (the “Operating Partnership”), issues Operating Partnership units to parties other than us, our Operating Partnership will pay our adviser or its affiliate a management fee equal to 1.25% of the NAV of the Operating Partnership attributable to such Operating Partnership units not held by us per annum payable monthly. In calculating the management fee, we intend to use our NAV and the NAV of the Operating Partnership units not held by us before giving effect to monthly accruals for the management fee and the performance participation allocation fee (described below), ongoing fees paid to our dealer manager (all or a portion of which will be paid or reallowed to broker-dealers) with respect to new sales of shares (i.e., ongoing class-specific fees), or distributions payable on our outstanding shares or Operating Partnership units.
The impact of this change will depend on a number of factors, including our leverage and the value of our assets compared to the purchase price (both of which will be taken into account with the new fee structure, unlike the old fee structure), and is therefore impossible to predict over the long term, but we do not expect the change to be significant in the near term. By way of example only, if the aggregate NAV of our company for the year ended December 31, 2021 were equal to the estimated net asset value of our company as of September 30, 2021, adjusted to give effect to (i) the change in the estimated value of our investment in units of the SREIT as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021, calculated in accordance with the estimated value per share approved by our board of directors on November 1, 2021 and then adjusted to exclude the value of our investment in units of the SREIT of $227.3 million as of October 22, 2021, which currently is not subject to an asset management fee, this new fixed management fee would have been approximately $1.5 million per month. By comparison, the existing asset management fee incurred by us for the year ended December 31, 2021 was approximately $1.7 million per month.
The new management fee will not be subject to the deferrals described above with respect to our current asset management fee. This could result in the advisor or its affiliate receiving management fees sooner than it otherwise would under our current asset management fee arrangement, depending on our MFFO relative to our distributions.

The new management fee may be paid, at our advisor’s election, in cash, shares of our common stock or units of our Operating Partnership. If our advisor elects to receive any portion of its management fee in shares of our common stock or units of our Operating Partnership, we may be obligated to repurchase such shares or units from our advisor at a later date, at our advisor’s election. Such repurchases will be outside of our share redemption program and thus will not be subject to the redemption limits of our share redemption program (except as described below) or any Early Redemption Deduction or Transition Deduction. To the extent that our advisor elects to receive any portion of its management fee in shares of our common stock, we will repurchase such shares (including any shares issued in a dividend reinvestment plan or issued as a stock dividend related thereto) from our advisor, at our advisor’s election, unless such repurchase would both (i) when combined with any redemption requests submitted by stockholders through our share redemption program, cause our aggregate redemptions for such month to exceed 2% of our aggregate NAV as of the last day of the previous calendar month or, in any calendar quarter, cause our aggregate redemptions for such quarter to exceed 5% of our aggregate NAV as of the last day of the previous calendar quarter and (ii) in the sole determination of the conflicts committee, materially adversely affect our liquidity or financial condition. The Operating Partnership will repurchase any such Operating Partnership units for cash unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law, our charter or the Operating Partnership Agreement, in which case such Operating Partnership units will be repurchased for shares of our common stock with an equivalent aggregate NAV, and our advisor may elect to have us repurchase such shares, subject to the limitations of the immediately preceding sentence. The advisory agreement will provide that with respect to any shares of our common stock received as payment for the new management fee, within six months after a listing of the shares on a national securities exchange, we will enter into a registration rights agreement with our advisor for the shares received as payment for the new management fee, with terms mutually agreeable to us and our advisor.
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
•Operating Expenses. Pursuant to our advisory agreement currently in effect with the advisor, subject to the limitations in our charter and the advisory agreement, our advisor has the right to seek reimbursement from us for all costs and expenses paid or incurred by our advisor or its affiliates in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, personnel and related employment costs (including reasonable salaries and wages, benefits and overhead of employees directly involved in the performance of such services), utilities, accounting software costs and cybersecurity costs. We currently reimburse our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. We will not reimburse our advisor for the salaries and benefits our advisor or its affiliates may pay our executive officers. In addition, we reimburse our advisor for certain of our direct costs incurred from third parties that were initially paid by our advisor on our behalf. See also “Acquisition, Origination and Disposition Expenses” above.
We have also entered into a fee reimbursement agreement with KBS Capital Markets Group pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our investors serviced through the platform.

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
Neither the Subordinated Participation in Net Cash Flows nor the Subordinated Participation Listing Fee are currently payable to our advisor, and there is no guarantee that they will ever be payable. Most likely, we would need to list our shares on a national securities exchange or liquidate substantially all of our assets for one of these fees to be payable, and we would have to have met the requisite threshold for payment of the fee. Solely for purposes of determining the estimated net asset value of our company as of September 30, 2021, adjusted to give effect to (i) the change in the estimated value of our investment in units of the SREIT as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021, calculated in accordance with the estimated value per share approved by our board of directors on November 1, 2021, our advisor determined that there would be no liability related to the Subordinated Participation in Net Cash Flows at that time, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties; however, changes to the fair values of assets and liabilities could have a material impact to the incentive fee calculation.

Reasons for Proposing Changes to Incentive Fee Structure
The triggering events for the incentive fee structure currently in effect with our advisor are generally expected to occur, if ever, upon a listing of our shares of stock on a national securities exchange or a significant distribution of cash in connection with a sale of all or a substantial amount of our assets. These triggering events are inconsistent with a perpetual-life NAV REIT that intends to provide liquidity to its stockholders through a share redemption program and/or periodic self-tender offers. Therefore, in order to properly align our advisor’s and its affiliates’ incentive fee compensation structure with our proposed perpetual-life strategy, we intend to revise the incentive fee structure. Commencing with the launch of our first public offering as a perpetual-life NAV REIT, we intend to implement an annual incentive fee formula that would require us to pay our advisor (or its affiliate) an incentive fee for any given year if certain performance thresholds were met for that year. With respect to our historical performance period from inception through the launch of our first public offering as a perpetual-life NAV REIT, we believe it is appropriate to calculate the estimated value of the Subordinated Participation in Net Cash Flows based on a hypothetical liquidation of our assets and liabilities at their then-current estimated values used in our NAV calculation at the time of conversion to an NAV REIT, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and accelerate the payment of the historical incentive fee to our advisor to the extent of the potential liability at the time of conversion to an NAV REIT. Because the acceleration of this fee is not something we intended to do when we launched our initial public offering, we asked our stockholders for their approval of this acceleration, which our stockholders approved at our annual meeting of stockholders on May 7, 2020. As noted above, our conflicts committee and our board of directors continue to evaluate various alternatives available to us, including whether or not to convert to a non-listed, perpetual-life “NAV REIT.” We can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated.
Proposed Acceleration of Payment of Current Incentive Fee
If we convert to an NAV REIT, upon conversion, we currently intend to calculate the estimated value of the Subordinated Participation in Net Cash Flows based on a hypothetical liquidation of our assets and liabilities at their then-current estimated values used in our NAV calculation at the time of conversion to an NAV REIT, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and accelerate the payment of the historical incentive fee to our advisor to the extent of the potential liability at the time of conversion to an NAV REIT. Following this calculation and acceleration of this payment to the extent of the potential liability, our obligation to pay the Subordinated Participation in Net Cash Flows and the Subordinated Participation Listing Fee would be eliminated.

We expect any acceleration payment would be made in the form of restricted shares of our common stock (“Restricted Shares”) with terms that are still under consideration, but are currently expected to be structured as follows:
•Each Restricted Share would be one share of our common stock.
•The Restricted Shares would be awarded in connection with the launch of a public offering as an NAV REIT.
•The number of Restricted Shares awarded would equal the number of our shares of common stock, valued at the then-current NAV per share at the time of the award (i.e., the NAV per share at the time of our conversion to an NAV REIT), with a value equal to the estimated value of the Subordinated Participation in Net Cash Flows based on a hypothetical liquidation of our assets and liabilities at their then-current estimated values used in the NAV calculation at the time of conversion to an NAV REIT, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The foregoing would be calculated by our advisor (or its affiliate) in its good faith and approved by the conflicts committee.
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
Proposed Incentive Fee Going Forward
In addition, if we convert to an NAV REIT, we currently intend to replace the incentive fees described above with a new annual performance allocation. We expect that the advisor or one of its affiliates (the “Special Limited Partner”) will own a special limited partner interest in the Operating Partnership. So long as the advisory agreement with our advisor or its affiliate has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that will entitle it to receive an allocation from our Operating Partnership equal to 12.5% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a partial Catch-Up (each term as defined below). Such allocation will be made annually and accrue monthly.
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
Distributions on the performance participation interest may be payable in cash or units of our Operating Partnership at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Operating Partnership units, the Special Limited Partner may request the Operating Partnership to repurchase such Operating Partnership units from the Special Limited Partner at a later date. Any such repurchase requests will not be subject to the Early Repurchase Deduction or Transition Deduction but will be subject to the same redemption limits that exist under our share redemption program.
The Operating Partnership will repurchase any such Operating Partnership units for cash unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law, our charter or the Operating Partnership agreement, in which case such Operating Partnership units will be repurchased for shares of our common stock with an equivalent aggregate NAV. The Operating Partnership agreement will provide that with respect to any shares of our common stock issued to the Special Limited Partner or our advisor upon the repurchase of Operating Partnership units, within six months after a listing of the shares on a national securities exchange, we will enter into a registration rights agreement with the Special Limited Partner and our advisor for these shares, with terms mutually agreeable to us, the Special Limited Partner and our advisor.
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

March 31, 2022	The Conflicts Committee of the Board of Directors: Jeffrey A. Dritley (chair), Stuart A. Gabriel, Ph.D. and Ron D. Sturzenegger

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2021, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2021 and 2020, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2021 and 2020, are set forth in the table below.

	2021	2020
Audit fees	$778,500	$747,500
Audit-related fees	—	—
Tax fees	163,558	160,396
All other fees	2,400	2,300
Total	$944,458	$910,196

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
The following financial statement schedule is included herein at pages F-41 through F-42 of this report:
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

4.3
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 28, 2021

10.2
Amended and Restated Loan Agreement by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Bank of America, N.A., dated as of November 3, 2021

10.3
Assignment and Assumption by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Bank of America, N.A. and Capital One, National Association, dated as of November 3, 2021

10.4
Assignment and Assumption by and among KBSIII 60 Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Bank of America, N.A. and PNC Bank, National Association, dated as of November 3, 2021

10.5
Assignment and Assumption by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Bank of America, N.A. and U.S. Bank, National Association, dated as of November 3, 2021

10.6
Assignment and Assumption by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Regions Bank and Capital One, National Association, dated as of November 3, 2021

Ex.	Description

10.7
Assignment and Assumption by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Wells Fargo Bank, National Association and Capital One, National Association, dated as of November 3, 2021

10.8
Assignment and Assumption by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Zions Bancorporation, N.A. (FKA ZB, N.A.) DBA California Bank & Trust and Capital One, National Association, dated as of November 3, 2021

10.9	Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII Legacy Town Center, LLC and Bank of America, N.A., dated as of November 3, 2021

10.10	Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII Preston Commons, LLC and Bank of America, N.A., dated as of November 3, 2021

10.11	Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII Sterling Plaza, LLC and Bank of America, N.A., dated as of November 3, 2021

10.12	Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII Ten Almaden, LLC and Bank of America, N.A., dated as of November 3, 2021

10.13	Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII Towers at Emeryville, LLC and Bank of America, N.A., dated as of November 3, 2021

10.14	Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII 60 South Sixth Street, LLC and Bank of America, N.A., dated as of November 3, 2021

10.15	Amended and Restated Guaranty Agreement by and between KBS REIT Properties III, LLC and Bank of America, N.A., dated as of November 3, 2021

10.16
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Zions Bancorporation, N.A. (FKA ZB, N.A.) DBA California Bank & Trust, dated as of November 3, 2021

10.17
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Capital One, National Association, dated as of November 3, 2021

10.18
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Regions Bank, dated as of November 3, 2021

10.19
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and PNC Bank, National Association, dated as of November 3, 2021

10.20
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Bank of America, N.A., dated as of November 3, 2021

10.21
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and U.S. Bank, National Association, dated as of November 3, 2021

10.22
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of November 3, 2021

Ex.	Description

10.23
Term Loan Agreement, by and among KBSIII Domain Gateway, LLC, KBSIII 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.24
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (515 Congress Project), by KBSIII 515 Congress, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.25
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Gateway Tech Project), by KBSIII 155 North 400 West, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.26
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (McEwen Project), by KBSIII 1550 West McEwen Drive, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.27
Recourse Carve-Out Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.28
Payment Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.29
First Modification and Additional Advance Agreement (Long Form), by and among KBSIII Domain Gateway, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, KBSIII 201 17th Street, LLC, U.S. Bank National Association and the Lenders party thereto, dated January 23, 2020, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.30
Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing (201 17th Street Project), by and between KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.31
Junior Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (515 Congress Project), by and among KBSIII 515 Congress, LLC, James A Johnson and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.32
Assumption and Joinder Agreement, by and among KBSIII 201 17th Street, LLC, the other Borrowers thereto and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.33
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Associated Bank, National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.34
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and City National Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.35
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Regions Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

Ex.	Description

10.36
Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Citizens Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.37
Second Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.38
Revolving and Term Loan Agreement, by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association and Bank of America, N.A., dated November 2, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.39
Construction Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.40
Subordination, Nondisturbance, and Attornment Agreement, by and between U.S. Bank National Association and Accenture LLP, dated November 2, 2020, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.41
Promissory Note, by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.42
Promissory Note, by and between KBSIII 500 West Madison, LLC and Bank of America, N.A., dated November 2, 2020, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.43
Promissory Note, by and between KBSIII 500 West Madison, LLC and Deutsche Pfandbriefbank AG, dated November 2, 2020, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.44
Payment Guaranty Agreement, by and among KBS REIT Properties III, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.45
Recourse Carve-Out Guaranty Agreement, by and among KBS REIT Properties III, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.46
Environmental Indemnification Agreement, by and among KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.47
Consent and Subordination of Management Agreements, by and among Transwestern Commercial Services Illinois, LLC, KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.48
Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated March 1, 2021, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

10.49
Promissory Note by and between KBSIII 500 West Madison, LLC and National Bank of Kuwait S.A.K.P. dated March 1, 2021, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

Ex.	Description

10.50
Deed of Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, LLC, dated May 29, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.51
First Amendment to Deed of Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, LLC, dated March 14, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed May 15, 2019

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed May 9, 2018

99.2	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed July 16, 2021

99.3	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed March 18, 2022

99.4	Consent of Kroll, LLC

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Real Estate Investment Trust III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
The Company’s real estate investments totaled $1.9 billion as of December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company monitors on an ongoing basis events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment are present, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and eventual disposition of the property. If the carrying value of the real estate is determined to not be recoverable, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
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

How We Addressed the Matter in Our Audit
To test the Company’s real estate impairment assessment, our audit procedures included, among others, evaluating the significant judgments applied in determining whether indicators of impairment were present, obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments, evaluating the methodologies and testing the significant assumptions listed above used to estimate undiscounted cash flows and, where applicable, fair values for certain properties with identified higher impairment risk characteristics. We also held discussions with management about business plans for the assets and other judgments used in determining hold periods and cash flow estimates for the assets, and compared information used in the impairment assessment to information included in materials presented to the Company’s Board of Directors. Further, we compared significant assumptions used by management as listed above to current industry and economic trends, observable market-specific data, and historical results of the properties. In certain instances, we involved our internal real estate valuation specialists to assist in performing these procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Irvine, California
March 31, 2022

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Real estate:
Land	$290,121	$290,121
Buildings and improvements	2,090,983	2,021,380
Tenant origination and absorption costs	60,162	75,664
Total real estate held for investment, cost	2,441,266	2,387,165
Less accumulated depreciation and amortization	(572,968)	(490,365)
Total real estate held for investment, net	1,868,298	1,896,800
Real estate held for sale, net	—	132,143
Total real estate, net	1,868,298	2,028,943
Real estate equity securities	180,228	—
Total real estate and real estate-related investments, net	2,048,526	2,028,943
Cash and cash equivalents	44,404	72,523
Restricted cash	2,032	5,288
Investment in an unconsolidated entity	—	233,592
Rents and other receivables, net	88,534	85,539
Above-market leases, net	348	449
Due from affiliates	343	—
Assets related to real estate held for sale, net	—	13,091
Prepaid expenses and other assets	70,014	64,900
Total assets	$2,254,201	$2,504,325
Liabilities and equity
Notes payable, net
Notes payable, net	$1,465,398	$1,358,468
Notes payable related to real estate held for sale, net	—	29,897
Total notes payable, net	1,465,398	1,388,365
Accounts payable and accrued liabilities	58,323	55,814
Due to affiliate	8,126	8,626
Distributions payable	7,735	9,187
Below-market leases, net	3,277	6,116
Liabilities related to real estate held for sale, net	—	21,001
Other liabilities	48,780	70,457
Total liabilities	1,591,639	1,559,566
Commitments and contingencies (Note 11)
Redeemable common stock	42,369	46,723
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 153,150,766 and 184,249,076 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,532	1,842
Additional paid-in capital	1,322,613	1,641,184
Cumulative distributions in excess of net income	(703,952)	(744,990)
Total stockholders’ equity	620,193	898,036
Total liabilities and equity	$2,254,201	$2,504,325

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$280,144	$282,527	$355,438
Interest income from real estate loan receivable	—	5,666	—
Other operating income	16,617	18,725	29,834
Total revenues	296,761	306,918	385,272
Expenses:
Operating, maintenance and management	68,806	71,470	92,271
Real estate taxes and insurance	57,687	57,234	62,989
Asset management fees to affiliate	19,832	20,990	24,614
General and administrative expenses	6,116	6,600	8,418
Depreciation and amortization	110,984	110,806	141,102
Interest expense	29,301	81,139	114,272
Impairment charges on real estate	—	19,896	8,706
Total expenses	292,726	368,135	452,372
Other income (loss):
Other income	—	—	4,089
Other interest income	52	72	655
Equity in income (loss) of an unconsolidated entity	8,698	(465)	(1,443)
Loss from extinguishment of debt	(214)	(199)	(2,229)
Unrealized gain on real estate equity securities	16,765	—	—
Gain on sale of real estate, net	114,321	49,457	327,211
Total other income, net	139,622	48,865	328,283
Net income (loss)	143,657	(12,352)	261,183
Net (income) loss attributable to noncontrolling interest	—	(6,145)	28
Net income (loss) attributable to common stockholders	$143,657	$(18,497)	$261,211
Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.83	$(0.10)	$1.49
Weighted-average number of common shares outstanding, basic and diluted	172,330,821	182,806,753	174,874,422

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2018	177,523,853	$1,775	$1,555,380	$(626,543)	$930,612	$283	$930,895
Net income (loss)	—	—	—	261,211	261,211	(28)	261,183
Issuance of common stock	4,527,465	45	51,659	—	51,704	—	51,704
Transfers from redeemable common stock	—	—	4,427	—	4,427	—	4,427
Redemptions of common stock	(8,801,788)	(88)	(100,908)	—	(100,996)	—	(100,996)
Stock distribution issued	7,721,213	78	89,874	(89,952)	—	—	—
Distributions declared	—	—	—	(161,887)	(161,887)	—	(161,887)
Other offering costs	—	—	(16)	—	(16)	—	(16)
Balance, December 31, 2019	180,970,743	$1,810	$1,600,416	$(617,171)	$985,055	$255	$985,310
Net (loss) income	—	—	—	(18,497)	(18,497)	6,145	(12,352)
Issuance of common stock	4,220,684	42	46,680	—	46,722	—	46,722
Transfers from redeemable common stock	—	—	4,981	—	4,981	—	4,981
Redemptions of common stock	(942,351)	(10)	(10,867)	—	(10,877)	—	(10,877)
Distributions declared	—	—	—	(109,322)	(109,322)	—	(109,322)
Other offering costs	—	—	(26)	—	(26)	—	(26)
Distribution to noncontrolling interest	—	—	—	—	—	(6,400)	(6,400)
Balance, December 31, 2020	184,249,076	$1,842	$1,641,184	$(744,990)	$898,036	$—	$898,036
Net income	—	—	—	143,657	143,657	—	143,657
Issuance of common stock	4,145,065	41	42,328	—	42,369	—	42,369
Transfers from redeemable common stock	—	—	4,354	—	4,354	—	4,354
Redemptions of common stock	(35,243,375)	(351)	(365,236)	—	(365,587)	—	(365,587)
Distributions declared	—	—	—	(102,619)	(102,619)	—	(102,619)
Other offering costs	—	—	(17)	—	(17)	—	(17)
Balance, December 31, 2021	153,150,766	$1,532	$1,322,613	$(703,952)	$620,193	$—	$620,193

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$143,657	$(12,352)	$261,183
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,984	110,806	141,102
Impairment charges on real estate	—	19,896	8,706
Noncash interest income on real estate loan receivable	—	(2,415)	—
Unrealized gain on real estate equity securities	(16,765)	—	—
Equity in (income) loss of unconsolidated entities	(8,698)	465	1,443
Distribution of operating cash flow from an unconsolidated entity	19,861	19,314	—
Deferred rents	(2,550)	(4,564)	(6,224)
Amortization of above- and below-market leases, net	(2,754)	(2,807)	(3,515)
Amortization of deferred financing costs	3,978	4,293	5,385
Unrealized (gains) losses on derivative instruments	(23,283)	25,165	35,664
Loss from extinguishment of debt	214	199	2,229
Gain on sale of real estate	(114,321)	(49,457)	(327,211)
Interest rate swap settlements for off-market swap instruments	3,031	476	—
Changes in operating assets and liabilities:
Rents and other receivables	(5,005)	(2,698)	(10,600)
Prepaid expenses and other assets	(14,361)	(9,015)	(32,947)
Accounts payable and accrued liabilities	4,141	(6,696)	(933)
Other liabilities	3,513	9,247	(7,114)
Due from affiliates	(343)	—	—
Due to affiliates	(500)	1,873	3,460
Net cash provided by operating activities	100,799	101,730	70,628
Cash Flows from Investing Activities:
Improvements to real estate	(70,131)	(87,630)	(79,931)
Proceeds from sale of real estate, net	237,683	25,091	931,489
Proceeds from payoff of real estate loan receivable	—	150,213	—
Proceeds from the sale of real estate equity securities	58,936	—	16,186
Payments for construction in progress	—	(3,277)	(21,706)
Origination costs on real estate loan receivable	—	(120)	—
Payments of post-closing acquisition costs	—	—	(1,014)
Escrow deposits for tenant improvements	—	—	972
Insurance proceeds received for property damage	—	—	867
Net cash provided by investing activities	226,488	84,277	846,863
Cash Flows from Financing Activities:
Proceeds from notes payable	806,090	421,760	377,589
Principal payments on notes payable	(730,545)	(491,391)	(1,107,369)
Payments of deferred financing costs	(2,704)	(6,339)	(2,609)
Interest rate swap settlements for off-market swap instruments	(3,017)	(231)	—
Payments to redeem common stock	(365,587)	(10,877)	(100,996)
Payments of prepaid other offering costs	(1,180)	(1,159)	(264)
Payments of other offering costs	(17)	(26)	(16)
Distribution to noncontrolling interest	—	(6,400)	—
Distributions paid to common stockholders	(61,702)	(62,805)	(110,592)
Net cash used in financing activities	(358,662)	(157,468)	(944,257)
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,375)	28,539	(26,766)
Cash, cash equivalents and restricted cash, beginning of period	77,811	49,272	76,038
Cash, cash equivalents and restricted cash, end of period	$46,436	$77,811	$49,272
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest $0, $0 and $1,711 for the years ended December 31, 2021, 2020 and 2019, respectively	$45,586	$51,576	$75,471
Supplemental Disclosure of Noncash Investing and Financing Activities:
Equity securities received in connection with the portfolio sale	$—	$—	$271,000
Distributions payable	$7,735	$9,187	$9,392
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$42,369	$46,722	$51,704
Accrued improvements to real estate	$17,985	$18,589	$26,310
Capital improvements paid by tenant	$—	$16,283	$—
Construction in progress payable	$—	$—	$2,144
Acquisition fee related to construction in progress due to affiliate	$—	$—	$1,133
Accrued prepaid other offering costs	$19	$782	$33
Financing of interest rate swap liability through off-market swap instruments	$—	$8,156	$—
Accrued interest rate swap settlements related to off-market swap instruments	$259	$245	$—
Real estate equity securities reclassed from investment in unconsolidated entity	$163,463	$—	$—

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2021, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of December 31, 2021, the Company owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of December 31, 2021, the Company had also sold 40,819,751 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $421.7 million. Also as of December 31, 2021, the Company had redeemed or repurchased 64,674,823 shares sold in the Offering for $687.9 million.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
1. ORGANIZATION (CONTINUED)
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants and its investment in the SREIT. From March 2020 through December 31, 2021, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. During the year ended December 31, 2020, the Company did, however, recognize an impairment charge on an office/retail property due to the continued deterioration of retail demand at the property, which was further impacted by the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail and restaurant tenants, which comprise approximately 4% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. In addition, since April 2020, the Company granted rent relief to a number of tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on its revolving credit facilities or exercise extension options due to covenants described in the Company’s loan agreements.
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
During the year ended December 31, 2020, the Company sold a multifamily apartment complex held through a consolidated joint venture. During the year ended December 31, 2021, the Company sold two office properties. As a result, certain assets and liabilities related to these properties were reclassified to held for sale on the consolidated balance sheets for all periods presented.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Comprehensive Income (Loss)
Comprehensive income (loss) for each of the years ended December 31, 2021, 2020 and 2019 was equal to net income (loss) for these respective periods.
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
In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations.
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
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Sales of Real Estate
The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.
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
Real Estate Equity Securities
Dividend income from real estate equity securities is recognized on an accrual basis based on eligible units as of the ex-dividend date.
Cash and Cash Equivalents
The Company recognizes interest income on its cash and cash equivalents as it is earned and classifies such amounts as other interest income.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Subsequent to the acquisition of a property, the Company may incur and capitalize costs necessary to get the property ready for its intended use. During that time, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, the Company recorded impairment losses of $19.9 million and $8.7 million, respectively, on its real estate and related intangible assets. See Note 3, “Real Estate - Impairment of Real Estate.”
Real Estate Held for Sale
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results of properties and related gains on sale of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations on the Company’s consolidated statements of operations.
Investments in Unconsolidated Joint Ventures
The Company accounts for investments in joint ventures or entities over which the Company may exercise significant influence, but does not control, and for investments in joint ventures that qualify as variable interest entities of which the Company is not the primary beneficiary using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the entity’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated entity as equity in income (loss) of unconsolidated entities on the consolidated statements of operations. In addition, the Company accounts for any share issuances by the unconsolidated entity as if the Company sold a proportionate share of its investment. Any gain or loss as a result of the unconsolidated entity’s share issuance is recognized in equity in income (loss) of unconsolidated entities on the consolidated statement of operations. On a quarterly basis, the Company evaluated its investment in an unconsolidated entity for other-than-temporary impairments. As of December 31, 2021, there were no unconsolidated joint ventures accounted for under the equity method.
Real Estate Equity Securities
Real estate equity securities are carried at fair value based on quoted market prices for the security. Unrealized gains and losses on real estate equity securities are recognized in earnings.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2021.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2021. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value Measurements
The Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
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
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
On November 1, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.78 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to the Company’s net asset value to give effect to (i) the change in the estimated value of the Company’s investment in units of the SREIT (SGX-ST Ticker: “OXMU”) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. The change in the dividend reinvestment plan purchase price was effective for the December 1, 2021 dividend reinvestment plan purchase date and is effective until the estimated value per share is updated. Commencing with the December 1, 2021 purchase date and until the estimated value per share is updated, the purchase price per share under the dividend reinvestment plan is $10.24.
No selling commissions or dealer manager fees will be paid on shares sold under the dividend reinvestment plan. The board of directors of the Company may amend or terminate the dividend reinvestment plan for any reason upon ten days’ notice to participants.
Redeemable Common Stock
The Company’s board of directors has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. The restrictions of the Company’s share redemption program will limit its stockholders’ ability to sell their shares should they require liquidity and will limit the stockholders’ ability to recover an amount equal to the Company’s estimated value per share. The following is a description of the Company’s share redemption program from January 1, 2019 through June 30, 2021 and the amendments to the program made by the amended and restated share redemption program (the “Amended Share Redemption Program”), which became effective as of the July 30, 2021 redemption date. On March 17, 2022, the Company's board of directors approved a further amendment to the Company’s share redemption program. See Note 12, “Subsequent Events - Amended and Restated Redemption Program.”
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
In order to provide stockholders with additional liquidity that is in excess of that permitted under the Company’s share redemption program, on June 4, 2021, the Company commenced a self-tender offer (the “Self-Tender”) for up to 33,849,130 shares of common stock at a price of $10.34 per share, or approximately $350.0 million of shares. On July 12, 2021, the Company accepted for purchase 26,375,383 shares properly tendered and not properly withdrawn at a purchase price of $10.34 per share, or approximately $272.7 million of shares, excluding fees and expenses relating to the tender offer.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
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
•Pursuant to the Amended Share Redemption Program, for calendar year 2021 only, the Company could redeem up to 5% of the weighted-average number of shares outstanding during the 2020 calendar year, provided that if the Company received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the 2021 calendar year, would result in the number of remaining shares available for redemption in the 2021 calendar year being 500,000 or less, the last 500,000 shares available for redemption were reserved exclusively for Special Redemptions.
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
From January 1, 2019 through June 30, 2021, Ordinary Redemptions were made at a price per share equal to 95% of the Company’s most recent estimated value per share as of the applicable redemption date. Under the Amended Share Redemption Program, commencing with the July 30, 2021 redemption date, Ordinary Redemptions are made at a price per share equal to 96% of the Company’s most recent estimated value per share as of the applicable redemption date.
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
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
On November 1, 2021, the Company’s board of directors approved an estimated value per share of its common stock of $10.78 (unaudited) as described above under “— Dividend Reinvestment Plan.” This estimated value per share became effective for the November 2021 redemption date, which was November 30, 2021. The Company currently expects to utilize an independent valuation firm to update its estimated value per share no later than December 2022.
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
As of December 31, 2021, the Company had $42.4 million available for all redemptions in 2022 based on the share redemption program limitations as of December 31, 2021, including Special Redemptions.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Acquisition and Origination Fees
The Company pays the Advisor an acquisition fee equal to 1.0% of the cost of investments acquired, including the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of such investments, acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee equal to 1.0% of the amount to be funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of these loans. The Company does not pay an acquisition fee with respect to investments in loans. No acquisition or origination fees were paid in connection with the Company’s investment in units of the SREIT or in connection with the Company’s origination of a real estate loan receivable in connection with providing seller financing in the sale of a multifamily apartment complex held through a consolidated joint venture (“Hardware Village”).
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. The Company also reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company currently does not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
Pursuant to the Advisory Agreement, with respect to asset management fees accruing from March 1, 2014, the Advisor has agreed to defer, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Institute of Portfolio Alternatives (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2021. As of December 31, 2021, the returns for calendar years 2017 through 2020 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2021, 2020 and 2019, respectively.
On October 23, 2019, the Company’s board of directors authorized the Special Dividend in the amount of $0.80 per share of common stock to stockholders of record as of the close of business on November 4, 2019. Accordingly, on December 12, 2019, the Company paid $48.5 million (35%) in cash and issued $90.0 million (65%) in stock pursuant to the Special Dividend.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Distributions declared per common share were $0.598, $0.598 and $1.450 during the years ended December 31, 2021, 2020 and 2019, respectively, including the Special Dividend paid in December 2019. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during the period commencing January 2019 through December 2021 and during this period, other than the Special Dividend, distributions were based on a monthly record date. For each monthly record date for distributions during the period from January 1, 2019 through December 31, 2019, distributions were calculated at a rate of $0.05416667 per share. For each monthly record date for distributions during the period from January 1, 2020 through December 31, 2021, distributions were calculated at a rate of $0.04983333 per share.
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
Recently Issued Accounting Standards Update
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”) to provide temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Modified contracts that meet the following criteria are eligible for relief from the modification accounting requirements under GAAP: (1) the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform, (2) the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform, and (3) any contemporaneous changes to other terms (i.e., those that do not directly replace or have the potential to replace the reference rate) that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. In addition, ASU No. 2020-04 provides various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. An entity may elect to apply the amendments in ASU No. 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through December 31, 2021, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. Certain of the Company’s loan agreements, derivative instruments, and lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In April 2020, the FASB issued a FASB Staff Q&A related to Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (“Topic 842 Q&A”). The Company adopted the lease accounting standards of Topic 842 beginning January 1, 2019. Under Topic 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not accounted for under the lease modification guidance in Topic 842. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in Topic 842. Because of the unprecedented and global nature of the COVID-19 pandemic, the FASB staff is aware that it may be exceedingly challenging for entities to determine whether existing contracts provide enforceable rights and obligations for lease concessions and whether those concessions are consistent with the terms of the contract or are modifications to the contract. As such, the FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The FASB staff expects that reasonable judgment will be exercised in making those determinations. Some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. A deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original contract. The staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are more preferable than the others. Two of those methods are: (1) Account for the concessions as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable, and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize income, and a lessee would continue to recognize expense during the deferral period and (2) Account for the deferred payments as variable lease payments.
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
The Company has granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to the Company’s consolidated balance sheets as of December 31, 2021 and 2020 or consolidated statements of operations for the years ended December 31, 2021 and 2020. As of December 31, 2021, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $4.2 million of rent deferrals for the period from March 2020 through September 2021 and granting $2.9 million in rental abatements.
As of December 31, 2021, the Company had $1.4 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $1.1 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the years ended December 31, 2021 and 2020, the Company recorded $1.2 million and $1.5 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

3. REAL ESTATE
As of December 31, 2021, the Company’s real estate portfolio was composed of 16 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.3 million rentable square feet. As of December 31, 2021, the Company’s real estate portfolio was collectively 85% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2021 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$133,177	$(43,348)	$89,829
McEwen Building	04/30/2012	Franklin	TN	Office	37,749	(9,364)	28,385
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	31,587	(8,726)	22,861
RBC Plaza	01/31/2013	Minneapolis	MN	Office	144,859	(47,996)	96,863
Preston Commons	06/19/2013	Dallas	TX	Office	138,743	(32,179)	106,564
Sterling Plaza	06/19/2013	Dallas	TX	Office	87,795	(23,791)	64,004
201 Spear Street	12/03/2013	San Francisco	CA	Office	151,309	(31,187)	120,122
Accenture Tower	12/16/2013	Chicago	IL	Office	489,253	(119,402)	369,851
Ten Almaden	12/05/2014	San Jose	CA	Office	130,588	(32,197)	98,391
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	214,249	(47,793)	166,456
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	152,239	(36,070)	116,169
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	80,986	(6,214)	74,772
201 17th Street	06/23/2015	Atlanta	GA	Office	103,842	(28,200)	75,642
515 Congress	08/31/2015	Austin	TX	Office	130,185	(25,197)	104,988
The Almaden	09/23/2015	San Jose	CA	Office	189,307	(36,883)	152,424
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,867	(10,870)	49,997
Carillon	01/15/2016	Charlotte	NC	Office	164,531	(33,551)	130,980
					$2,441,266	$(572,968)	$1,868,298
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of December 31, 2021, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$369,851	16.4%	$27,481	$26.67	70.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
3. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2021, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 17.4 years with a weighted-average remaining term of 5.3 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.7 million and $8.6 million as of December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized deferred rent from tenants of $2.6 million, $4.6 million and $6.2 million, respectively. As of December 31, 2021 and 2020, the cumulative deferred rent balance was $85.2 million and $80.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $22.8 million and $19.1 million of unamortized lease incentives as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2022	$199,591
2023	177,283
2024	166,774
2025	149,594
2026	131,097
Thereafter	493,972
$1,318,311

As of December 31, 2021, the Company’s office and office/retail properties were leased to approximately 570 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	112	$46,214	21.4%
Real Estate	57	22,890	10.6%
		$69,104	32.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2021, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
3. REAL ESTATE (CONTINUED)
Geographic Concentration Risk
As of December 31, 2021, the Company’s net investments in real estate in California, Illinois and Texas represented 23.8%, 16.4%, and 16.2% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Impairment of Real Estate
The Company did not record any impairment charges on its real estate properties during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, the Company recorded impairment charges of $19.9 million and $8.7 million, respectively, to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic with respect to the impairment charge for the year ended December 31, 2020. As a result, many retail tenants have requested rent concessions as their businesses have been severely impacted.

4. REAL ESTATE DISPOSITIONS
During the year ended December 31, 2021, the Company sold two office properties to purchasers unaffiliated with the Company or the Advisor. In November 2021, the Company completed the sale of one office property for $143.0 million, before third-party closing costs, closing credits and disposition fees payable to the Advisor, and in January 2021, the Company sold one office property for $103.5 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $114.3 million related to these dispositions. As of December 31, 2021, the Company did not have any real estate properties held for sale.
During the year ended December 31, 2020, the Company sold Hardware Village to a buyer unaffiliated with the joint venture, the Company or the Advisor for $178.0 million, before third-party closing costs, credits and the disposition fee payable to the Advisor. The Company recognized a gain on sale of $49.5 million related to the disposition of Hardware Village. In connection with the sale, the Company, through an indirect wholly owned subsidiary, provided seller financing to the purchaser by originating a real estate loan receivable, which was paid off in full in December 2020.
During the year ended December 31, 2019, the Company, through 12 indirect wholly owned subsidiaries, sold 11 of its properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, which was listed on the Singapore Exchange Securities Trading Limited (“SGX-ST”) on July 19, 2019 (the “Singapore Transaction”). The Singapore Portfolio consisted of the following properties: Tower I at Emeryville, Emeryville, California; 222 Main, Salt Lake City, Utah; Village Center Station, Greenwood Village, Colorado; Village Center Station II, Greenwood Village, Colorado; 101 South Hanley, St. Louis, Missouri; Tower on Lake Carolyn, Irving, Texas; Promenade I & II at Eilan, San Antonio, Texas; CrossPoint at Valley Forge, Wayne, Pennsylvania; One Washingtonian Center, Gaithersburg, Maryland; Reston Square, Reston, Virginia; and 171 17th Street, Atlanta, Georgia. The Company sold the Singapore Portfolio to the SREIT on July 18, 2019. The sale price of the Singapore Portfolio was $1.2 billion, before third-party closing costs, closing credits and other costs of approximately $20.0 million and excluding disposition fees paid to the Advisor of $9.5 million. The Company recognized a gain on sale of $327.2 million related to the disposition of the Singapore Portfolio.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
4. REAL ESTATE DISPOSITIONS (CONTINUED)
The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2020 (in thousands). No real estate properties were held for sale as of December 31, 2021:

December 31, 2020
Real estate held for sale, net:
Total real estate, at cost	$167,407
Accumulated depreciation and amortization	(35,264)
Real estate held for sale, net	132,143
Other assets	13,091
Total assets related to real estate held for sale	$145,234
Liabilities related to real estate held for sale:
Notes payable, net	$29,897
Other liabilities	21,001
Total liabilities related to real estate held for sale	$50,898

The results of operations for the properties sold during the years ended December 31, 2021, 2020 and 2019 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Company’s real estate properties that were sold during the years ended December 31, 2021, 2020 and 2019, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues
Rental income	$7,930	$14,169	$81,049
Other operating income	150	1,168	7,196
Total revenues	$8,080	$15,337	$88,245
Expenses
Operating, maintenance, and management	$120	$4,091	$21,752
Real estate taxes and insurance	—	2,040	12,475
Asset management fees to affiliate	412	1,509	6,215
General and administrative expenses	—	163	103
Depreciation and amortization	2,429	6,104	36,211
Interest expense	681	2,463	21,435
Total expenses	$3,642	$16,370	$98,191

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW
MARKET LEASE LIABILITIES
As of December 31, 2021 and 2020, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Cost	$60,162	$75,664	$1,112	$1,146	$(15,395)	$(20,239)
Accumulated Amortization	(41,387)	(48,714)	(764)	(697)	12,118	14,123
Net Amount	$18,775	$26,950	$348	$449	$(3,277)	$(6,116)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Amortization	$(8,175)	$(9,971)	$(21,072)	$(101)	$(117)	$(955)	$2,855	$2,924	$4,470

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2021 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2022	$(5,740)	$(86)	$1,365
2023	(3,896)	(73)	833
2024	(2,765)	(69)	534
2025	(2,311)	(68)	314
2026	(1,741)	(52)	198
Thereafter	(2,322)	—	33
	$(18,775)	$(348)	$3,277
Weighted-Average Remaining Amortization Period	4.8 years	4.5 years	3.2 years

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
6. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Singapore Transaction, on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT. On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of December 31, 2021, REIT Properties III held 215,841,899 units of the SREIT which represented 18.5% of the outstanding units of the SREIT. As of December 31, 2021, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $180.2 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.835 per unit as of December 31, 2021.
For the period from July 19, 2019 through November 8, 2021, the Company concluded that based on its ownership interest, it exercised significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, the Company accounted for its investment in the SREIT during this period under the equity method of accounting. Income was allocated according to the Company’s ownership interest at each month-end and recorded as equity income (loss) from unconsolidated entity. Any dividends received from the SREIT reduced the carrying amount of the investment.
On November 9, 2021, upon the Company’s sale of 73,720,000 units in the SREIT, the Company determined that based on its ownership interest of 18.5% of the outstanding units of the SREIT, it no longer had significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, effective November 9, 2021, the Company’s investment in the units of the SREIT represent an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date and dividend income is recognized as it is declared based on eligible units as of the ex-dividend date. During the period from November 9, 2021 through December 31, 2021, the Company recorded an unrealized gain on real estate equity securities of $16.8 million.
During the period from January 1, 2021 through November 8, 2021, the Company recorded equity in income from an unconsolidated entity of $8.7 million, related to its investment in the SREIT. Equity in income from an unconsolidated entity during the period from January 1, 2021 through November 8, 2021 included a gain of $3.1 million related to the Company’s sale of 73,720,000 units in the SREIT on November 9, 2021 and a gain of $1.1 million to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in July 2021. During the year ended December 31, 2020, the Company recorded equity in loss from an unconsolidated entity of $0.5 million, related to its investment in the SREIT. Equity in loss from an unconsolidated entity for the year ended December 31, 2020 included $2.6 million related to the Company’s share of net losses from the SREIT offset by a gain of $2.1 million to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in February 2020. For the period from July 19, 2019 to December 31, 2019, the Company recorded $1.4 million of equity in loss from an unconsolidated entity related to its investment in the SREIT.
During the period from January 1, 2021 through November 8, 2021 and for the year ended December 31, 2020, the Company received $19.9 million and $19.3 million, respectively, of dividends from its investment in the SREIT, which was recorded as a reduction of the Company’s carrying value of its equity method investment. The Company elected to apply the nature of the distribution approach for purposes of presentation of the dividends on the statement of consolidated cash flows and classified the dividends received as operating activities on the statement of consolidated cash flows. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
7. NOTES PAYABLE
As of December 31, 2021 and 2020, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of December 31, 2021 (1)	Effective Interest Rate as of December 31, 2021 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$123,000	$123,000	3.65%	3.65%	Interest Only	12/01/2023
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	1.55%	Interest Only	01/05/2024
Carillon Mortgage Loan (4)	105,800	88,800	One-month LIBOR + 1.40%	1.50%	Interest Only	04/11/2024
Modified Portfolio Loan Facility (5)	—	472,950	(5)	(5)	(5)	(5)
Modified Portfolio Revolving Loan Facility (6)	196,595	162,500	One-month LIBOR + 1.50%	1.60%	Interest Only	03/01/2023
3001 & 3003 Washington Mortgage Loan	143,245	143,245	One-month LIBOR + 1.45%	1.55%	Interest Only (7)	06/01/2024
Accenture Tower Revolving Loan (8)	281,250	281,250	One-month LIBOR + 2.25%	2.35%	Interest Only	11/02/2023
Unsecured Credit Facility (9)	37,500	—	One-month LIBOR + 2.10%	2.20%	Interest Only	07/30/2023
Amended and Restated Portfolio Loan Facility (10)	459,900	—	One-month BSBY + 1.80%	1.89%	Interest only	11/03/2023
Total notes payable principal outstanding	$1,472,290	$1,396,745
Deferred financing costs, net	(6,892)	(8,380)
Total Notes Payable, net	$1,465,398	$1,388,365
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2021. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2021, consisting of the contractual interest rate and using interest rate indices as of December 31, 2021, where applicable. For information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2021; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of December 31, 2021, The Almaden Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Almaden Mortgage Loan bears interest at a fixed rate of 3.65% for the initial term of the loan and a floating rate of 350 basis points over one-month LIBOR during the extension options, subject to a minimum interest rate of 3.65%.
(4) As of December 31, 2021, the borrowing capacity under the Carillon Mortgage Loan was $111.0 million, of which $88.8 million is term debt and $22.2 million is revolving debt. As of December 31, 2021, the outstanding balance under the loan consisted of $88.8 million of term debt and $17.0 million of revolving debt. As of December 31, 2021, an additional $5.2 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(5) On the loan maturity date of November 3, 2021, the Company paid off the Modified Portfolio Loan Facility and refinanced the properties secured by this loan facility. See below, “- Recent Financing Transactions - Amended and Restated Portfolio Loan Facility.”
(6) On November 2, 2021, in connection with the disposition of Domain Gateway, the Company repaid $69.7 million of principal due under this loan and Domain Gateway was released as security from the Modified Portfolio Revolving Loan Facility. As of December 31, 2021, the Modified Portfolio Revolving Loan Facility was secured by 515 Congress, the McEwen Building, Gateway Tech Center and 201 17th Street. As of December 31, 2021, the face amount of the Modified Portfolio Revolving Loan Facility was $249.2 million, of which $124.6 million is term debt and $124.6 million is revolving debt. As of December 31, 2021, the outstanding balance under the loan consisted of $124.6 million of term debt and $72.0 million of revolving debt. As of December 31, 2021, an additional $52.6 million of revolving debt remained available upon satisfaction of certain loan conditions set forth in the loan documents. The Modified Portfolio Revolving Loan Facility has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents.
(7) Represents the payment type required as of December 31, 2021. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(8) As of December 31, 2021, the outstanding balance under the Accenture Tower Revolving Loan consisted of $281.3 million of term debt and an additional $93.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of December 31, 2021, the Accenture Tower Revolving Loan has two 12-month extension options, subject to certain terms and conditions contained in the loan documents.
(9) See below, “- Recent Financing Transactions - Unsecured Credit Facility.”
(10) See below, “- Recent Financing Transactions - Amended and Restated Portfolio Loan Facility.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
7. NOTES PAYABLE (CONTINUED)
During the years ended December 31, 2021, 2020 and 2019, the Company incurred $29.3 million, $81.1 million and $114.3 million of interest expense, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $4.0 million, $4.3 million and $5.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and (ii) interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments, which decreased interest expense by $5.3 million for the year ended December 31, 2021 and increased interest expense by $39.1 million and $33.1 million for the years ended December 31, 2020 and 2019, respectively. Additionally, the Company capitalized $1.7 million of interest related to construction in progress for the year ended December 31, 2019. No interest was capitalized during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, $4.0 million and $4.0 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2021 (in thousands):

2022	$1,013
2023	1,100,067
2024	371,210
2025	—
2026	—
Thereafter	—
$1,472,290

The Company’s notes payable contain financial debt covenants. As of December 31, 2021, the Company was in compliance with these debt covenants.
Recent Financing Transactions
Unsecured Credit Facility
On July 30, 2021, the Company, through REIT Properties III, an indirect wholly owned subsidiary, entered into a two-year unsecured credit facility with two unaffiliated lenders for a committed amount of up to $75.0 million (the “Unsecured Credit Facility”), of which $37.5 million is term debt and $37.5 million is revolving debt. Subject to certain conditions contained in the loan documents, the Company may on three occasions request an increase of the aggregate committed amount, provided that the aggregate commitment under the Unsecured Credit Facility may not exceed $100.0 million and that the election to fund any such additional amounts shall be in the sole discretion of the lenders. At closing, $37.5 million of term debt was funded. As of December 31, 2021, the outstanding balance under the Unsecured Credit Facility consisted of $37.5 million of term debt and an additional $37.5 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
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
December 31, 2021
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
Amended and Restated Portfolio Loan Facility
On November 3, 2021, the Company, through indirect wholly owned subsidiaries (each a “Borrower” and together, the “Borrowers”), entered into a two-year loan agreement with Bank of America, N.A., as administrative agent; BofA Securities, Inc., Wells Fargo Securities, LLC and Capital One, National Association as joint lead arrangers and joint book runners; Wells Fargo Bank, N.A., as syndication agent, and each of the financial institutions a signatory thereto (the “Amended and Restated Portfolio Loan Facility Lenders”), for an amount up to $613.2 million, of which $459.9 million is term debt and $153.3 million is revolving debt (the “Amended and Restated Portfolio Loan Facility”). At closing, $459.9 million of term debt and $57.1 million of revolving debt were funded, which was used to pay off in full the Company’s Modified Portfolio Loan Facility, and an additional $96.2 million of the revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. Subject to certain terms and conditions contained in the loan documents, the Amended and Restated Portfolio Loan Facility may be used for (i) paying closing costs and other expenses related to the loan, (ii) for the return of equity to certain indirect owners of Borrowers, (iii) to pay or reimburse Borrowers for certain other costs and expenses, including tenant improvement costs, leasing commissions, and capital improvement costs at the properties securing the loan, (iv) working capital or liquidity management of the Company, and (v) for any other lawful purpose, provided that $25.0 million of the revolving debt is to be used for tenant improvements, tenant allowances or any other work required pursuant to the terms of a specified lease described in the loan documents, although this restriction is released as the Company completes such projects. In addition, the Amended and Restated Portfolio Loan Facility contains customary representations and warranties, financial and other affirmative and negative covenants (including maintenance of an ongoing debt service coverage ratio), events of default and remedies typical for this type of facility. As of December 31, 2021, the outstanding balance under the Amended and Restated Portfolio Loan Facility consisted of $459.9 million of term debt, and an additional $153.3 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
The Amended and Restated Portfolio Loan Facility matures on November 3, 2023, with one additional 12-month extension option, subject to certain terms and conditions as described in the loan documents. The Amended and Restated Portfolio Loan Facility bears interest at the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate plus 180 basis points per annum. Monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity. The Company will have the right to prepay the loan in part and in whole, without fee, premium or penalty, subject to certain conditions contained in the loan documents.
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
December 31, 2021
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
As of December 31, 2021, the Company has entered into 12 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2021 and 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2021		December 31, 2020			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2021
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	12	$1,420,390	8	$1,121,590	One-month LIBOR/ Fixed at 0.70% - 2.11%	1.6%	1.4
_____________________
(1) Includes four forward interest rate swaps in the total amount of $300.0 million, which will become effective on November 1, 2022 and mature on January 1, 2025.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020 (dollars in thousands):

		December 31, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value (1)	5	$757	—	$—
Interest rate swaps	Other liabilities, at fair value (2)	7	$(12,805)	8	$(35,331)
_____________________
(1) Includes four forward interest rate swaps which will become effective on November 1, 2022 and mature on January 1, 2025. As of December 31, 2021, prepaid expenses and other assets included a $0.1 million asset related to the fair value of an off-market interest rate swap determined to be a hybrid financial instrument for which the Company elected to apply the fair value option.
(2) As of December 31, 2021, other liabilities included a $2.1 million liability related to the fair value of an off-market interest rate swap determined to be a hybrid financial instrument for which the Company elected to apply the fair value option, and as of December 31, 2020, other liabilities included a $7.8 million liability related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
8. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Derivatives not designated as hedging instruments
Realized loss (gain) recognized on interest rate swaps	$18,020	$13,947	$(2,561)
Unrealized (gain) loss on interest rate swaps (1)	(23,283)	25,165	35,664
(Decrease) increase in interest expense as a result of derivatives	$(5,263)	$39,112	$33,103
_____________________
(1) For the years ended December 31, 2021 and 2020, unrealized (gain) loss on interest rate swaps included a $5.8 million unrealized gain and a $7.8 million unrealized loss, respectively, related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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
Real estate equity securities: At December 31, 2021, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
9. FAIR VALUE DISCLOSURES (CONTINUED)
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2021 and 2020, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,472,290	$1,465,398	$1,469,580	$1,396,745	$1,388,365	$1,380,143

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
As of December 31, 2021, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$180,228	$180,228	$—	$—
Asset derivatives - interest rate swaps (1)	757	—	757	—
Liability derivatives - interest rate swaps (2)	(12,805)	—	(12,805)	—
_____________________
(1) Includes four forward interest rate swaps which will become effective on November 1, 2022 and mature on January 1, 2025. Also includes a $0.1 million asset related to the fair value of an off-market interest rate swap determined to be a hybrid financial instrument for which the Company elected to apply the fair value option.
(2) Includes a $2.1 million liability related to the fair value of an off-market interest rate swap determined to be a hybrid financial instrument for which the Company elected to apply the fair value option.

10. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS REIT II and KBS Growth & Income REIT.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
10. RELATED PARTY TRANSACTIONS (CONTINUED)
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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2021, 2020 and 2019, respectively, and any related amounts payable as of December 31, 2021 and 2020 (in thousands):

	Incurred Years Ended December 31,			Receivable as of December 31,		Payable as of December 31,
	2021	2020	2019	2021	2020	2021	2020
Expensed
Asset management fees (1)	$19,832	$20,990	$24,614	$—	$—	$8,065	$8,529
Reimbursement of operating expenses (2) (3)	577	479	1,453	343	—	61	97
Disposition fees (4)	2,426	1,715	9,483	—	—	—	—
Capitalized
Acquisition fee on development project	—	34	217	—	—	—	—
	$22,835	$23,218	$35,767	$343	$—	$8,126	$8,626
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $428,000, $338,000 and $357,000 for the years ended December 31, 2021, 2020 and 2019, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2021, 2020 and 2019. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. The receivable as of December 31, 2021 relates to estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed. The Advisor has agreed to reimburse the Company for any amounts inappropriately charged to the Company. The reimbursement of these overpayments will be partially credited against asset management fees that were deferred in prior periods of $0.5 million that would have been due by the Company to the Advisor in those periods as a result of the increase in the Company’s net income and MFFO for such periods, and corresponding decrease in expenses, related to the charges that the Company should not have incurred. The remainder of the reimbursement, $0.3 million, will be reimbursed to the Company in cash by the Advisor. The Company’s audit committee, in conjunction with the audit committee of KBS REIT II, is conducting an ongoing investigation of this matter.
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
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers. The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During each of the years ended December 31, 2021, 2020 and 2019, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
10. RELATED PARTY TRANSACTIONS (CONTINUED)
Deferral of Asset Management Fees
Pursuant to the Advisory Agreement, with respect to asset management fees accruing from March 1, 2014, the Advisor has agreed to defer, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Institute for Portfolio Alternatives in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus will also be deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will be applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.
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
As of December 31, 2021 and 2020, the Company had accrued $8.1 million and $8.5 million of asset management fees, respectively, of which $6.4 million and $7.2 million were deferred as of December 31, 2021 and 2020, respectively, pursuant to the provision for deferral of asset management fees under the Advisory Agreement as described above.
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
During the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.3 million, $0.3 million and $0.3 million of revenue related to this lease, respectively.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
10. RELATED PARTY TRANSACTIONS (CONTINUED)
Portfolio Sale
On July 18, 2019, the Company sold the Singapore Portfolio to the SREIT, which is affiliated with Charles J. Schreiber, Jr., a director and executive officer of the Company. See Note 6, “Real Estate Equity Securities” for information related to the Company’s investment in the SREIT. The SREIT is externally managed by an entity (the “Manager”) in which Charles J. Schreiber, Jr. currently holds an indirect ownership interest. Mr. Schreiber is also a former director of the Manager. The SREIT pays the Manager an annual base fee of 10% of annual distributable income and an annual performance fee of 25% of the increase in distributions per unit of the SREIT from the preceding year. For acquisitions other than the Singapore Portfolio, the SREIT pays the Manager an acquisition fee of 1% of the acquisition price. The SREIT will also pay the Manager a divestment fee of 0.5% of the sale price of any real estate sold and a development management fee of 3% of the total project costs incurred for development projects. A portion of the fees paid to the Manager are paid to KBS Realty Advisors LLC, an entity controlled by Mr. Schreiber, for sub-advisory services. The Schreiber Trust, a trust whose beneficiaries are Charles J. Schreiber, Jr. and his family members, and the Linda Bren 2017 Trust also acquired units in the SREIT. The Schreiber Trust agreed it will not sell any portion of its units in the SREIT unless it has received the consent of the Company’s conflicts committee. The Linda Bren 2017 Trust has agreed it will not sell $5.0 million of its investment in the SREIT unless it has received the consent of the Company’s conflicts committee.
During the years ended December 31, 2021, 2020 and 2019, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities. See Note 11 “Commitments and Contingencies - Participation Fee Liability”.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2021.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
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
December 31, 2021
12. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 4, 2022, the Company paid distributions of $7.7 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 20, 2021. On February 1, 2022, the Company paid distributions of $7.6 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on January 24, 2022. On March 4, 2022, the Company paid distributions of $7.6 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on February 22, 2022.
Amended and Restated Share Redemption Program
On March 17, 2022, the Company’s board of directors approved the March 2022 Share Redemption Program. The March 2022 Share Redemption Program decreases the reserve for Special Redemptions for calendar year 2022 from $10.0 million to $2.0 million. As such, during calendar year 2022, the March 2022 Share Redemption Program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year, provided that once the Company has received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $2.0 million or less, the last $2.0 million of available funds shall be reserved exclusively for redemptions sought in connection with Special Redemptions.
There were no other material changes to the Company’s share redemption program.
The Company may (a) amend, suspend or terminate the March 2022 Share Redemption Program for any reason, or (b) consistent with SEC guidance and interpretations, increase or decrease the funding available for the redemption of shares pursuant to the March 2022 Share Redemption Program, each upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information in a (i) Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (ii) separate mailing to the stockholders.
The March 2022 Share Redemption Program is effective for the March 31, 2022 redemption date.
Distributions Authorized
On March 28, 2022, the Company’s board of directors authorized a March 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 28, 2022, which the Company expects to pay in April 2022, and an April 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2022, which the Company expects to pay in May 2022.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2021
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Town Center	Plano, TX	100%	(4)	$7,428	$108,547	$115,975	$17,202	$7,428	$125,749	$133,177	$(43,348)	2001/2002/2006	03/27/2012
McEwen Building	Franklin, TN	100%	(5)	5,600	34,704	40,304	(2,555)	5,600	32,149	37,749	(9,364)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(5)	5,617	20,051	25,668	5,919	5,617	25,970	31,587	(8,726)	1909	05/09/2012
RBC Plaza	Minneapolis, MN	100%	(4)	16,951	109,191	126,142	18,717	16,951	127,908	144,859	(47,996)	1991	01/31/2013
Preston Commons	Dallas, TX	100%	(4)	17,188	96,330	113,518	25,225	17,188	121,555	138,743	(32,179)	1958/1986	06/19/2013
Sterling Plaza	Dallas, TX	100%	(4)	6,800	68,292	75,092	12,703	6,800	80,995	87,795	(23,791)	1984	06/19/2013
201 Spear Street	San Francisco, CA	100%	$125,000	40,279	85,941	126,220	25,089	40,279	111,030	151,309	(31,187)	1984	12/03/2013
Accenture Tower	Chicago, IL	100%	281,250	49,306	370,662	419,968	69,285	49,306	439,947	489,253	(119,402)	1987	12/16/2013
Ten Almaden	San Jose, CA	100%	(4)	7,000	110,292	117,292	13,296	7,000	123,588	130,588	(32,197)	1988	12/05/2014
Towers at Emeryville	Emeryville, CA	100%	(4)	35,774	147,167	182,941	31,308	35,774	178,475	214,249	(47,793)	1972/1975/1985	12/23/2014
3003 Washington Boulevard	Arlington, VA	100%	(6)	18,800	129,820	148,620	3,619	18,800	133,439	152,239	(36,070)	2014	12/30/2014
Park Place Village	Leawood, KS	100%	—	11,009	117,070	128,079	(47,093)	8,101	72,885	80,986	(6,214)	2007	06/18/2015
201 17th Street	Atlanta, GA	100%	(5)	5,277	86,859	92,136	11,706	5,277	98,565	103,842	(28,200)	2007	06/23/2015
515 Congress	Austin, TX	100%	(5)	8,000	106,261	114,261	15,924	8,000	122,185	130,185	(25,197)	1975	08/31/2015
The Almaden	San Jose, CA	100%	123,000	29,000	130,145	159,145	30,162	29,000	160,307	189,307	(36,883)	1980/1981	09/23/2015
3001 Washington Boulevard	Arlington, VA	100%	(6)	9,900	41,551	51,451	9,416	9,900	50,967	60,867	(10,870)	2015	11/06/2015
Carillon	Charlotte, NC	100%	105,800	19,100	126,979	146,079	18,452	19,100	145,431	164,531	(33,551)	1991	01/15/2016
		TOTAL		$293,029	$1,889,862	$2,182,891	$258,375	$290,121	$2,151,145	$2,441,266	$(572,968)
____________________
(1) Building and improvements includes tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of impairment charges, write-offs of fully depreciated/amortized assets and property damage.
(3) The aggregate cost of real estate for federal income tax purposes was $2.7 billion (unaudited) as of December 31, 2021.
(4) As of December 31, 2021, these properties served as the security for the Amended and Restated Portfolio Loan Facility, which had an outstanding principal balance of $459.9 million.
(5) As of December 31, 2021, these properties served as the security for the Modified Portfolio Revolving Loan Facility, which had an outstanding principal balance of $196.6 million.
(6) As of December 31, 2021, these properties served as the security for the 3001 & 3003 Washington Mortgage Loan, which had an outstanding principal balance of $143.2 million.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2021
(dollar amounts in thousands)

	2021	2020	2019
Real Estate:
Balance at the beginning of the year	$2,554,572	$2,625,002	$3,573,511
Improvements	69,527	96,191	102,921
Construction in progress	—	—	19,035
Write off of fully depreciated and fully amortized assets	(15,502)	(18,832)	(50,590)
Impairments	—	(19,395)	(8,490)
Sale	(167,331)	(128,394)	(1,011,385)
Balance at the end of the year	$2,441,266	$2,554,572	$2,625,002
Accumulated depreciation and amortization:
Balance at the beginning of the year	$(525,629)	$(449,381)	$(536,990)
Depreciation and amortization expense	(100,036)	(100,162)	(136,040)
Write off of fully depreciated and fully amortized assets	15,502	18,832	50,590
Sale	37,195	5,082	173,059
Balance at the end of the year	$(572,968)	$(525,629)	$(449,381)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 31, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 31, 2022
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 31, 2022
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 31, 2022
Stacie K. Yamane
/s/ JEFFREY A. DRITLEY	Director	March 31, 2022
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	March 31, 2022
Stuart A. Gabriel, Ph.D.
/s/ RON D. STURZENEGGER	Director	March 31, 2022
Ron D. Sturzenegger