Form 10-Q
period 2022-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2022-05-11
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 9, 2022, there were 149,390,889 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Real estate:
Land	$290,121	$290,121
Buildings and improvements	2,123,354	2,090,983
Tenant origination and absorption costs	58,311	60,162
Total real estate held for investment, cost	2,471,786	2,441,266
Less accumulated depreciation and amortization	(595,592)	(572,968)
Total real estate, net	1,876,194	1,868,298
Real estate equity securities	162,961	180,228
Total real estate and real estate-related investments, net	2,039,155	2,048,526
Cash and cash equivalents	43,775	44,404
Restricted cash	2,032	2,032
Rents and other receivables, net	90,098	88,534
Above-market leases, net	324	348
Due from affiliate	1,426	343
Prepaid expenses and other assets	95,273	70,014
Total assets	$2,272,083	$2,254,201
Liabilities and equity
Notes payable, net	$1,529,174	$1,465,398
Accounts payable and accrued liabilities	71,686	58,323
Due to affiliate	6,333	8,126
Distributions payable	7,543	7,735
Below-market leases, net	2,836	3,277
Other liabilities	37,589	48,780
Total liabilities	1,655,161	1,591,639
Commitments and contingencies (Note 11)
Redeemable common stock	8,972	42,369
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 149,941,515 and 153,150,766 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,499	1,532
Additional paid-in capital	1,322,644	1,322,613
Cumulative distributions in excess of net income	(716,193)	(703,952)
Total stockholders’ equity	607,950	620,193
Total liabilities and equity	$2,272,083	$2,254,201

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$68,855	$71,084
Dividend income from real estate equity securities	7,252	—
Other operating income	4,193	3,651
Total revenues	80,300	74,735
Expenses:
Operating, maintenance and management	17,376	15,863
Real estate taxes and insurance	14,048	14,379
Asset management fees to affiliate	4,876	4,895
General and administrative expenses	1,786	1,722
Depreciation and amortization	27,220	27,399
Interest expense	8,656	8,333
Net gain on derivative instruments	(21,469)	(1,518)
Total expenses	52,493	71,073
Other (loss) income:
Unrealized loss on real estate equity securities	(17,267)	—
Equity in income of an unconsolidated entity	—	3,287
Gain on sale of real estate, net	—	20,459
Other income	6	—
Other interest income	8	15
Total other (loss) income, net	(17,253)	23,761
Net income	$10,554	$27,423
Net income per common share, basic and diluted	$0.07	$0.15
Weighted-average number of common shares outstanding, basic and diluted	152,418,162	184,865,217

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2021	153,150,766	$1,532	$1,322,613	$(703,952)	$620,193
Net income	—	—	—	10,554	10,554
Issuance of common stock	612,052	5	6,261	—	6,266
Transfers from redeemable common stock	—	—	33,397	—	33,397
Redemptions of common stock	(3,821,303)	(38)	(39,627)	—	(39,665)
Distributions declared	—	—	—	(22,795)	(22,795)
Balance, March 31, 2022	149,941,515	$1,499	$1,322,644	$(716,193)	$607,950

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2020	184,249,076	$1,842	$1,641,184	$(744,990)	$898,036
Net income	—	—	—	27,423	27,423
Issuance of common stock	1,109,258	12	11,314	—	11,326
Transfers to redeemable common stock	—	—	(8,214)	—	(8,214)
Redemptions of common stock	(289,739)	(3)	(3,109)	—	(3,112)
Distributions declared	—	—	—	(27,640)	(27,640)
Balance, March 31, 2021	185,068,595	$1,851	$1,641,175	$(745,207)	$897,819

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,554	$27,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,220	27,399
Equity in income of an unconsolidated entity	—	(3,287)
Unrealized loss on real estate equity securities	17,267	—
Distribution of operating cash flow from an unconsolidated entity	—	9,903
Deferred rents	(1,987)	(2,233)
Amortization of above- and below-market leases, net	(417)	(578)
Amortization of deferred financing costs	958	987
Unrealized gain on derivative instruments	(25,788)	(5,897)
Gain on sale of real estate	—	(20,459)
Interest rate swap settlements for off-market swap instruments	717	731
Changes in operating assets and liabilities:
Rents and other receivables	(146)	(17)
Due from affiliate	(1,083)	—
Prepaid expenses and other assets	(11,913)	(10,182)
Accounts payable and accrued liabilities	(5,465)	(6,693)
Due to affiliate	(1,793)	(482)
Other liabilities	(591)	(320)
Net cash provided by operating activities	7,533	16,295
Cash Flows from Investing Activities:
Improvements to real estate	(13,755)	(19,182)
Proceeds from sale of real estate, net	—	98,000
Net cash (used in) provided by investing activities	(13,755)	78,818
Cash Flows from Financing Activities:
Proceeds from notes payable	62,818	—
Payments of deferred financing costs	(1)	(14)
Interest rate swap settlements for off-market swap instruments	(749)	(721)
Payments to redeem common stock	(39,665)	(3,112)
Payments of prepaid other offering costs	(89)	(792)
Distributions paid to common stockholders	(16,721)	(16,274)
Net cash provided by (used in) financing activities	5,593	(20,913)
Net (decrease) increase in cash, cash equivalents and restricted cash	(629)	74,200
Cash, cash equivalents and restricted cash, beginning of period	46,436	77,811
Cash, cash equivalents and restricted cash, end of period	$45,807	$152,011
Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,181	$11,005
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$7,543	$9,227
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$6,266	$11,326
Accrued prepaid other offering costs	$262	$—
Accrued improvements to real estate	$36,601	$15,064
Accrued interest rate swap settlements related to off-market swap instruments	$227	$255
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2022, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of March 31, 2022, the Company owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of March 31, 2022, the Company had also sold 41,431,803 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $428.0 million. Also as of March 31, 2022, the Company had redeemed or repurchased 68,496,126 shares sold in the Offering for $727.6 million.
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
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally, and in particular office REITs like the Company, continues to be the effect of the public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. To date, the Company has not experienced significant disruptions in its operations from the COVID-19 pandemic. During the year ended December 31, 2020, the Company did, however, recognize an impairment charge on an office/retail property due to the continued deterioration of retail demand at the property, which was further impacted by the COVID-19 pandemic.
The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants and the Company’s investment in the SREIT depends on future developments, which remain uncertain and cannot be predicted with confidence, including among other developments, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to the Company’s operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the three months ended March 31, 2022, the Company presented gains and losses on derivative instruments separate from interest expense on the Company’s consolidated statement of operations. Accordingly, the Company’s gains and losses on derivative instruments were reclassified for all periods presented.
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
March 31, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Redeemable Common Stock
The Company’s board of directors has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. The restrictions of the Company’s share redemption program will limit its stockholders’ ability to sell their shares should they require liquidity and will limit the stockholders’ ability to recover an amount equal to the Company’s estimated value per share. The following is a description of the Company’s share redemption program from January 1, 2021 through June 30, 2021 and the amendments to the program made by (i) the July 2021 amended and restated share redemption program (the “July 2021 Amended Share Redemption Program”), which became effective as of the July 30, 2021 redemption date, and (ii) the March 2022 amended and restated share redemption program (the “March 2022 Amended Share Redemption Program”), which became effective as of the March 31, 2022 redemption date. Subsequent to March 31, 2022, the Company’s board of directors approved a further amendment to the Company’s share redemption program (the “April 2022 Amended Share Redemption Program”). See Note 12, “Subsequent Events – April 2022 Amended and Restated Redemption Program.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In December 2019, the Company’s board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program, and Ordinary Redemptions remained suspended through June 30, 2021. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). Upon suspension, all Ordinary Redemption requests that had been received were cancelled and no Ordinary Redemption requests were accepted or collected during the suspension of the share redemption program. Further, on June 3, 2021, the Company announced that, in connection with the approval of a self-tender offer, the Company’s board of directors approved a temporary suspension of all redemptions under the share redemption program, including Special Redemptions. Upon suspension, all outstanding redemption requests under the share redemption program were cancelled, and no requests were accepted or collected under the share redemption program. On July 14, 2021, the Company’s board of directors approved the July 2021 Amended Share Redemption Program and Ordinary Redemptions and Special Redemptions resumed effective for the July 30, 2021 redemption date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
There are several limitations on the Company’s ability to redeem shares under the share redemption program:
•Unless the shares are being redeemed in connection with a Special Redemption, the Company may not redeem shares unless the stockholder has held the shares for one year.
•Except as provided otherwise for calendar year 2022 and 2021 only, during any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year, provided that once the Company has received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. Notwithstanding anything contained in the share redemption program to the contrary, the Company may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to its stockholders.
•For calendar year 2022 only,
◦Prior to effectiveness of the March 2022 Amended Share Redemption Program, the Company could redeem only the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year, provided that once the Company had received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds was reserved exclusively for Special Redemptions.
◦Prior to effectiveness of the April 2022 Amended Share Redemption Program, the Company could redeem only the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year, provided that once the Company had received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $2.0 million or less, the last $2.0 million of available funds was reserved exclusively for redemptions sought in connection with Special Redemptions.
•Pursuant to the July 2021 Amended Share Redemption Program, for calendar year 2021 only, the Company could redeem up to 5% of the weighted-average number of shares outstanding during the 2020 calendar year, provided that if the Company received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the 2021 calendar year, would result in the number of remaining shares available for redemption in the 2021 calendar year being 500,000 or less, the last 500,000 shares available for redemption were reserved exclusively for Special Redemptions.
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
March 31, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Pursuant to the share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date.
From January 1, 2021 through June 30, 2021, Ordinary Redemptions were made at a price per share equal to 95% of the Company’s most recent estimated value per share as of the applicable redemption date. Upon effectiveness of the July 2021 Amended Share Redemption Program and commencing with the July 30, 2021 redemption date, Ordinary Redemptions are made at a price per share equal to 96% of the Company’s most recent estimated value per share as of the applicable redemption date.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2022 and 2021, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Distributions declared per common share were $0.149 and $0.149 in the aggregate for the three months ended March 31, 2022 and 2021, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2021 through March 2021 and January 2022 through March 2022. For each monthly record date for distributions during the period from January 1, 2021 through March 31, 2021 and January 1, 2022 through March 31, 2022, distributions were calculated at a rate of $0.04983333 per share.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through March 31, 2022, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. Certain of the Company’s loan agreements, derivative instruments, and lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company has granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021 or consolidated statements of operations for the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $3.9 million of rent deferrals for the period from March 2020 through September 2021 and granting $3.2 million in rental abatements.
As of March 31, 2022, the Company had $0.8 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $0.5 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the three months ended March 31, 2022 and 2021, the Company recorded $0.4 million and $0.4 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
3. REAL ESTATE
As of March 31, 2022, the Company’s real estate portfolio was composed of 16 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.3 million rentable square feet. As of March 31, 2022, the Company’s real estate portfolio was collectively 84.1% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2022 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$133,346	$(44,824)	$88,522
McEwen Building	04/30/2012	Franklin	TN	Office	38,540	(9,505)	29,035
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	32,805	(9,127)	23,678
RBC Plaza	01/31/2013	Minneapolis	MN	Office	146,625	(49,207)	97,418
Preston Commons	06/19/2013	Dallas	TX	Office	139,553	(33,476)	106,077
Sterling Plaza	06/19/2013	Dallas	TX	Office	88,156	(24,621)	63,535
201 Spear Street	12/03/2013	San Francisco	CA	Office	151,472	(32,497)	118,975
Accenture Tower	12/16/2013	Chicago	IL	Office	506,532	(123,899)	382,633
Ten Almaden	12/05/2014	San Jose	CA	Office	130,603	(33,644)	96,959
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	216,028	(50,007)	166,021
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	152,377	(37,059)	115,318
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	81,486	(7,050)	74,436
201 17th Street	06/23/2015	Atlanta	GA	Office	103,915	(29,367)	74,548
515 Congress	08/31/2015	Austin	TX	Office	131,301	(26,114)	105,187
The Almaden	09/23/2015	San Jose	CA	Office	192,307	(38,696)	153,611
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,929	(11,352)	49,577
Carillon	01/15/2016	Charlotte	NC	Office	165,811	(35,147)	130,664
					$2,471,786	$(595,592)	$1,876,194
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of March 31, 2022, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$382,633	16.8%	$28,339	$27.33	71.1%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
3. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2022, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 17.2 years with a weighted-average remaining term of 5.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.8 million and $8.7 million as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022 and 2021, the Company recognized deferred rent from tenants of $2.0 million and $2.2 million, respectively. As of March 31, 2022 and December 31, 2021, the cumulative deferred rent balance was $87.0 million and $85.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $22.5 million and $22.8 million of unamortized lease incentives as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2022 through December 31, 2022	$150,623
2023	183,109
2024	172,841
2025	155,563
2026	136,685
Thereafter	514,775
$1,313,596

As of March 31, 2022, the Company’s office and office/retail properties were leased to approximately 560 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	110	$44,364	20.8%
Real Estate	56	22,267	10.4%
		$66,631	31.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
3. REAL ESTATE (CONTINUED)
As of March 31, 2022, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2022, the Company’s net investments in real estate in California, Illinois and Texas represented 23.6%, 16.8% and 16.0% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.

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
As of March 31, 2022, the Company did not have any real estate properties held for sale.
The results of operations for the office properties sold during the year ended December 31, 2021 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to these properties for the three months ended March 31, 2021 (in thousands).

	For the Three Months Ended March 31,
	2022	2021
Revenues
Rental income	$—	$2,592
Other operating income	—	94
Total revenues	$—	$2,686
Expenses
Operating, maintenance, and management	$—	$193
Real estate taxes and insurance	—	103
Asset management fees to affiliate	—	148
Depreciation and amortization	—	755
Interest expense	—	174
Total expenses	$—	$1,373

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of March 31, 2022 and December 31, 2021, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Cost	$58,311	$60,162	$1,002	$1,112	$(15,252)	$(15,395)
Accumulated Amortization	(41,317)	(41,387)	(678)	(764)	12,416	12,118
Net Amount	$16,994	$18,775	$324	$348	$(2,836)	$(3,277)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Amortization	$(1,780)	$(2,102)	$(24)	$(26)	$441	$604

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
6. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of March 31, 2022, REIT Properties III held 215,841,899 units of the SREIT which represented 18.4% of the outstanding units of the SREIT. As of March 31, 2022, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $163.0 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.755 per unit as of March 31, 2022.
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
During the three months ended March 31, 2022, the Company recognized $7.3 million of dividend income from its investment in the SREIT and recorded an unrealized loss on real estate equity securities of $17.3 million. During the three months ended March 31, 2021, the Company recorded equity in income from an unconsolidated entity of $3.3 million related to its investment in the SREIT and $9.9 million of dividends from its investment in the SREIT, which was recorded as a reduction of the Company’s carrying value of its equity method investment. The Company elected to apply the nature of the distribution approach for purposes of presentation of the dividends on the statement of consolidated cash flows and classified the dividends received during the three months ended March 31, 2021 as operating activities on the statement of consolidated cash flows for the three months ended March 31, 2021. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
7. NOTES PAYABLE
As of March 31, 2022 and December 31, 2021, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of March 31, 2022 (1)	Effective Interest Rate as of March 31, 2022 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$123,000	$123,000	3.65%	3.65%	Interest Only	12/01/2023
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	1.74%	Interest Only	01/05/2024
Carillon Mortgage Loan (4)	105,800	105,800	One-month LIBOR +1.40%	1.63%	Interest Only	04/11/2024
Modified Portfolio Revolving Loan Facility (5)	239,413	196,595	One-month LIBOR + 1.50%	1.73%	Interest Only	03/01/2023
3001 & 3003 Washington Mortgage Loan	143,245	143,245	One-month LIBOR + 1.45%	1.68%	Interest Only (6)	06/01/2024
Accenture Tower Revolving Loan (7)	281,250	281,250	One-month LIBOR + 2.25%	2.48%	Interest Only	11/02/2023
Unsecured Credit Facility (8)	37,500	37,500	One-month LIBOR + 2.10%	2.33%	Interest only	07/30/2023
Amended and Restated Portfolio Loan Facility (9)	479,900	459,900	One-month BSBY (10) +1.80%	1.93%	Interest only	11/03/2023
Total notes payable principal outstanding	$1,535,108	$1,472,290
Deferred financing costs, net	(5,934)	(6,892)
Total Notes Payable, net	$1,529,174	$1,465,398
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2022. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2022, consisting of the contractual interest rate and using interest rate indices as of March 31, 2022, where applicable. For information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2022; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of March 31, 2022, The Almaden Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Almaden Mortgage Loan bears interest at a fixed rate of 3.65% for the initial term of the loan and a floating rate of 350 basis points over one-month LIBOR during the extension options, subject to a minimum interest rate of 3.65%.
(4) As of March 31, 2022, the borrowing capacity under the Carillon Mortgage Loan was $111.0 million, of which $88.8 million is term debt and $22.2 million is revolving debt. As of March 31, 2022, the outstanding balance under the loan consisted of $88.8 million of term debt and $17.0 million of revolving debt. As of March 31, 2022, an additional $5.2 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(5) As of March 31, 2022, the Modified Portfolio Revolving Loan Facility was secured by 515 Congress, the McEwen Building, Gateway Tech Center and 201 17th Street. As of March 31, 2022, the borrowing capacity under the Modified Portfolio Revolving Loan Facility was $249.2 million, of which $124.6 million is term debt and $124.6 million is revolving debt. As of March 31, 2022, the outstanding balance under the loan consisted of $124.6 million of term debt and $114.8 million of revolving debt. As of March 31, 2022, an additional $9.8 million of revolving debt remained available upon satisfaction of certain loan conditions set forth in the loan documents. The Modified Portfolio Revolving Loan Facility has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents.
(6) Represents the payment type required as of March 31, 2022. Certain future monthly payments due under the loan also include amortizing principal payments. For more information on the Company’s contractual obligations under its notes payable, see the five-year maturity table below.
(7) As of March 31, 2022, the outstanding balance under the Accenture Tower Revolving Loan consisted of $281.3 million of term debt and an additional $93.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of March 31, 2022, the Accenture Tower Revolving Loan has two 12-month extension options, subject to certain terms and conditions contained in the loan documents.
(8) As of March 31, 2022, the borrowing capacity under the Unsecured Credit Facility was $75.0 million, of which $37.5 million is term debt and $37.5 million is revolving debt. Subject to certain conditions contained in the loan documents, the Company may on three occasions request an increase of the aggregate committed amount, provided that the aggregate commitment under the Unsecured Credit Facility may not exceed $100.0 million and that the election to fund any such additional amounts shall be in the sole discretion of the lenders. As of March 31, 2022, the outstanding balance under the Unsecured Credit Facility consisted of $37.5 million of term debt and an additional $37.5 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Unsecured Credit Facility has one 12-month extension option, subject to certain terms and conditions contained in the loan documents.
(9) As of March 31, 2022, the Amended and Restated Portfolio Loan Facility was secured by RBC Plaza, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. The borrowing capacity under the Amended and Restated Portfolio Loan Facility was $613.2 million, of which $459.9 million is term debt and $153.3 million is revolving debt. As of March 31, 2022, the outstanding balance under the loan consisted of $459.9 million of term debt and $20.0 million of revolving debt. As of March 31, 2022, an additional $133.3 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Amended and Restated Portfolio Loan Facility has one 12-month extension option, subject to certain terms and conditions as described in the loan documents.
(10) Bloomberg Short-Term Bank Yield Index (“BSBY”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
7. NOTES PAYABLE (CONTINUED)
During the three months ended March 31, 2022 and 2021, the Company’s interest expense related to notes payable was $8.7 million and $8.3 million, respectively. Included in interest expense was the amortization of deferred financing costs of $1.0 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, $4.1 million and $4.0 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2022 (in thousands):

April 1, 2022 through December 31, 2022	$1,013
2023	1,162,885
2024	371,210
2025	—
2026	—
Thereafter	—
$1,535,108

The Company’s notes payable contain financial debt covenants. As of March 31, 2022, the Company was in compliance with these debt covenants.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
8. DERIVATIVE INSTRUMENTS (CONTINUED)
As of March 31, 2022, the Company has entered into 12 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2022 and December 31, 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2022		December 31, 2021			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2022
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	12	$1,420,090	12	$1,420,390	One-month LIBOR/ Fixed at 0.70% - 2.11%	1.6%	1.2
_____________________
(1) Includes four forward interest rate swaps in the total amount of $300.0 million, which will become effective on November 1, 2022 and mature on January 1, 2025.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

		March 31, 2022		December 31, 2021
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value (1)	9	$16,514	5	$757
Interest rate swaps	Other liabilities, at fair value (2)	3	$(2,774)	7	$(12,805)
_____________________
(1) Includes four forward interest rate swaps which will become effective on November 1, 2022 and mature on January 1, 2025. As of March 31, 2022, prepaid expenses and other assets included a $4.7 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option. As of December 31, 2021, prepaid expenses and other assets included a $0.1 million asset related to the fair value of an off-market interest rate swap determined to be a hybrid financial instrument for which the Company elected to apply the fair value option.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
8. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$4,319	$4,379
Unrealized gain on interest rate swaps (1)	(25,788)	(5,897)
Net gain on derivative instruments	$(21,469)	$(1,518)
_____________________
(1) For the three months ended March 31, 2022 and 2021, unrealized gain on interest rate swaps included a $6.7 million and $1.7 million unrealized gain, respectively, related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
9. FAIR VALUE DISCLOSURES (CONTINUED)
Real estate equity securities: At March 31, 2022, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2022 and December 31, 2021, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,535,108	$1,529,174	$1,524,816	$1,472,290	$1,465,398	$1,469,580

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
9. FAIR VALUE DISCLOSURES (CONTINUED)
As of March 31, 2022, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$162,961	$162,961	$—	$—
Asset derivatives - interest rate swaps (1)	$16,514	$—	$16,514	$—
Liability derivatives - interest rate swaps	$(2,774)	$—	$(2,774)	$—
_____________________
(1) Includes four forward interest rate swaps which will become effective on November 1, 2022 and mature on January 1, 2025. Also includes a $4.7 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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
As of January 1, 2021, the Company, together with KBS REIT II, KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2021, the Company renewed its participation in the program. The program is effective through June 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2022 and 2021, respectively, and any related amounts receivable and payable as of March 31, 2022 and December 31, 2021 (in thousands):

	Incurred		Receivable as of		Payable as of
	For the Three Months Ended March 31,		March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021	2022	2021
Expensed
Asset management fees (1)	$4,876	$4,895	$—	$—	$6,237	$8,065
Reimbursement of operating expenses (2)	132	215	1,426	343	96	61
Disposition fees (3)	—	1,005	—	—	—	—
	$5,008	$6,115	$1,426	$343	$6,333	$8,126
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $46,000 and $130,000 for the three months ended March 31, 2022 and 2021, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2022 and 2021, respectively. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. The receivable as of March 31, 2022 and December 31, 2021 includes (i) $0.3 million of estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed and (ii) $1.1 million of legal and accounting costs related to the investigation of this matter incurred during the three months ended March 31, 2022. The Advisor has agreed to reimburse the Company for any amounts inappropriately charged to the Company and for legal and accounting costs incurred related to the investigation of this matter. The reimbursement of these overpayments was partially credited against asset management fees that were deferred in prior periods of $0.5 million that would have been due by the Company to the Advisor in those periods as a result of the increase in the Company’s net income and MFFO for such periods, and corresponding decrease in expenses, related to the charges that the Company should not have incurred. The remainder of the reimbursement, $1.4 million, will be reimbursed to the Company in cash by the Advisor. The Company’s audit committee, in conjunction with the audit committee of KBS REIT II, is conducting an ongoing investigation of this matter.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three months ended March 31, 2022 and 2021, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.
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
As of March 31, 2022 and December 31, 2021, the Company had accrued $6.2 million and $8.1 million of asset management fees, respectively, of which $4.5 million and $6.4 million were deferred as of March 31, 2022 and December 31, 2021, respectively, pursuant to the provision for deferral of asset management fees under the Advisory Agreement as described above.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary (the “Lessor”) of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor (the “Lessee”) for 5,046 rentable square feet, or approximately 2.4% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and was amended on March 14, 2019 (the “Amended Lease”) to extend the lease period commencing on September 1, 2019 and terminating on August 31, 2024 and set the annual base rent during the extension period. The annualized base rent from the commencement of the Amended Lease is approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the term of the Amended Lease through its termination is $62.55 per square foot.
During the three months ended March 31, 2022 and 2021, the Company recognized $83,000 and $83,000 of revenue related to this lease, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
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
During the three months ended March 31, 2022 and 2021, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities. See Note 11 “Commitments and Contingencies - Participation Fee Liability”.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2022.
Participation Fee Liability
In accordance with the Advisory Agreement with the Advisor, the Advisor is entitled to receive a participation fee equal to 15.0%of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise, after the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the share redemption program, and (ii) an 8.0% per year cumulative, noncompounded return on such net invested capital. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the Advisor. The 8.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 8.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 8.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 8.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to participate in the Company’s net cash flows. In fact, if the Advisor is entitled to participate in the Company’s net cash flows, the returns of the Company’s stockholders will differ, and some may be less than an 8.0% per year cumulative, noncompounded return. This fee is payable only if the Company is not listed on an exchange.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
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
Distributions Paid
On April 6, 2022, the Company paid distributions of $7.5 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 28, 2022. On May 2, 2022, the Company paid distributions of $7.5 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2022.
Distributions Authorized
On May 9, 2022, the Company’s board of directors authorized a May 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on May 20, 2022, which the Company expects to pay in June 2022.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
12. SUBSEQUENT EVENTS (CONTINUED)
April 2022 Amended and Restated Share Redemption Program
On April 13, 2022, the Company’s board of directors approved an amended and restated share redemption program (the “April 2022 Amended Share Redemption Program”) to increase the number of shares eligible for redemption under the program for calendar year 2022. Pursuant to the April 2022 Amended Share Redemption Program, for calendar year 2022, the Company may redeem up to 5% of the weighted-average number of shares outstanding during the 2021 calendar year, provided that once the Company has received requests for redemptions, whether in connection with Special Redemptions (defined below) or otherwise, that if honored, and when combined with all prior redemptions made during the 2022 calendar year, would result in the number of remaining shares available for redemption in the 2022 calendar year being 500,000 or less, the last 500,000 shares available for redemption shall be reserved exclusively for redemptions sought in connection with a stockholder’s death, “Qualifying Disability, or “Determination of Incompetence” (each as defined in the April 2022 Amended Share Redemption Program and, together, with redemptions sought in connection with a stockholder’s death, “Special Redemptions;” all redemptions that do not meet the requirements for a Special Redemption are “Ordinary Redemptions”).
There were no other material changes to the Company’s share redemption program. The April 2022 Amended Share Redemption Program contains several general limitations on the Company’s ability to redeem shares under the program.
The Company may (a) amend, suspend or terminate the April 2022 Amended Share Redemption Program for any reason, or (b) consistent with SEC guidance and interpretations, increase or decrease the funding available for the redemption of shares pursuant to the April 2022 Amended Share Redemption Program, each upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information in a (i) Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (ii) separate mailing to the stockholders.
The April 2022 Amended Share Redemption Program was effective for the April 29, 2022 redemption date.

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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust III, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies and prospects and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in Prime US REIT (the “SREIT”) depends on future developments, which remain uncertain and cannot be predicted with confidence, including among other developments, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations.
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
•In December 2019, our board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program, and Ordinary Redemptions remained suspended through June 30, 2021. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). Further, on June 3, 2021, we announced that, in connection with the approval of a self-tender offer, our board of directors had approved a temporary suspension of all redemptions under the share redemption program, including Special Redemptions. On July 14, 2021, our board of directors approved an amended and restated share redemption program and Ordinary Redemptions and Special Redemptions resumed effective for the July 30, 2021 redemption date. As of May 2, 2022, we had 3.6 million shares available for redemption for the remainder of 2022 under the share redemption program, including the reserve for Special Redemptions. We cannot predict future redemption demand with any certainty. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us. If future redemption requests exceed the amount of funding available under our share redemption program, the number of rejected redemption requests will increase over time.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”), and the risks identified in Part II, Item 1A herein.

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
We have invested in a diverse portfolio of real estate investments. As of March 31, 2022, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of March 31, 2022, we had also sold 41,431,803 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $428.0 million. Also as of March 31, 2022, we had redeemed or repurchased 68,496,126 shares for $727.6 million.
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
COVID-19 Pandemic and Portfolio Outlook
One of the most significant risks and uncertainties facing us and the real estate industry generally, and in particular office REITs like our company, continues to be the effect of the public health crisis of the COVID-19 pandemic. To date, we have not experienced significant disruptions in our operations from the COVID-19 pandemic. During the year ended December 31, 2020, we recognized an impairment charge of $19.9 million for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic. We have also made a significant investment in the common units of the SREIT. Since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility; however, the units have recovered a portion of their losses since the low in March 2020. As of May 10, 2022, the aggregate value of our investment in the units of the SREIT was $153.2 million, which was based solely on the closing price of the units on the SGX-ST of $0.710 per unit as of May 10, 2022 and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.
We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. During 2021, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. Even after the pandemic has ceased to be active, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations.

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
Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of March 31, 2022, we held 215,841,899 units of the SREIT which represented 18.4% of the outstanding units of the SREIT as of that date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of March 31, 2022, we had mortgage debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.6 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. As of March 31, 2022, we had $239.4 million of notes payable related to the Modified Portfolio Revolving Loan Facility maturing during the 12 months ending March 31, 2023. The Modified Portfolio Revolving Loan Facility has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. We plan to exercise our extension options available under our loan agreements, pay down or refinance the related notes payable prior to their maturity dates. As of March 31, 2022, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.4 billion of variable rate notes payable. As of March 31, 2022, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. As of March 31, 2022, we had $249.5 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements.
We paid cash distributions to our stockholders during the three months ended March 31, 2022 using cash flow from operations from current and prior periods. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2022 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the three months ended March 31, 2022 and 2021, net cash provided by operating activities was $7.5 million and $16.3 million, respectively. Net cash provided by operating activities was lower during the three months ended March 31, 2022 primarily as a result of a decrease in dividends received from our investment in the SREIT in 2022 due to our sale of 73,720,000 units in the SREIT in November 2021, the timing of payments of lease commissions and deferred asset management fees and the dispositions of real estate properties subsequent to January 1, 2021.
Cash Flows from Investing Activities
Net cash used in investing activities was $13.8 million for the three months ended March 31, 2022 due to improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $5.6 million and primarily consisted of the following:
•$62.8 million from proceeds from notes payable; offset by
•$39.7 million of cash used for redemptions of common stock;
•$16.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $6.3 million;
•$0.7 million used for interest rate swap settlements for off-market swap instruments; and
•Payment of other organization and offering costs of $0.1 million related to our pursuit of conversion to an NAV REIT.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of March 31, 2022, our borrowings and other liabilities were approximately 56% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.

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
As of March 31, 2022, we had accrued $6.2 million of asset management fees, of which $4.5 million was deferred as of March 31, 2022, pursuant to the provision for deferral of asset management fees under the Advisory Agreement. The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Debt Obligations
The following is a summary of our debt obligations as of March 31, 2022 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Outstanding debt obligations (1)	$1,535,108	$1,013	$1,534,095	$—	$—
Interest payments on outstanding debt obligations (2) (4)	50,857	24,140	26,717	—	—
Interest payments on interest rate swaps (3) (5)	19,924	10,988	8,936	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of March 31, 2022; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2022 (consisting of the contractual interest rate and using interest rate indices as of March 31, 2022, where applicable).
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of March 31, 2022.
(4) We incurred interest expense related to notes payable of $7.7 million, excluding amortization of deferred financing costs totaling $1.0 million during the three months ended March 31, 2022.
(5) We incurred interest expense related to interest rate swaps of $4.3 million, excluding unrealized gains on derivative instruments of $25.8 million during the three months ended March 31, 2022.

Results of Operations
Overview
As of March 31, 2021, we owned 17 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT, which was accounted for as an investment in an unconsolidated entity under the equity method of accounting at that time. Subsequent to March 31, 2021, we sold one office property and, through our indirect wholly owned subsidiary (“REIT Properties III”), we sold 73,720,000 of our units in the SREIT, reducing REIT Properties III’s ownership in the SREIT to 18.5% as of the transaction date. As a result, as of March 31, 2022, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. As a result of our reduced ownership in the SREIT, our investment in the equity securities of the SREIT is now presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date. Therefore, the results of operations presented for the three months ended March 31, 2022 and 2021 are not directly comparable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended March 31, 2022 versus the three months ended March 31, 2021
The following table provides summary information about our results of operations for the three months ended March 31, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties and Ceasing of Equity Method of Accounting (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2022	2021
Rental income	$68,855	$71,084	$(2,229)	(3)%	$(2,592)	$363
Dividend income from real estate equity securities	7,252	—	7,252	100%	—	7,252
Other operating income	4,193	3,651	542	15%	(94)	636
Operating, maintenance and management	17,376	15,863	1,513	10%	(193)	1,706
Real estate taxes and insurance	14,048	14,379	(331)	(2)%	(103)	(228)
Asset management fees to affiliate	4,876	4,895	(19)	—%	(148)	129
General and administrative expenses	1,786	1,722	64	4%	n/a	n/a
Depreciation and amortization	27,220	27,399	(179)	(1)%	(755)	576
Interest expense	8,656	8,333	323	4%	(174)	497
Net gain on derivative instruments	(21,469)	(1,518)	(19,951)	1,314%	—	(19,951)
Unrealized loss on real estate equity securities	(17,267)	—	(17,267)	(100)%	—	(17,267)
Equity in income of an unconsolidated entity	—	3,287	(3,287)	(100)%	(3,287)	—
Gain on sale of real estate, net	—	20,459	(20,459)	(100)%	(20,459)	—
Other income	6	—	6	100%	n/a	n/a
Other interest income	8	15	(7)	(47)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 related to dispositions of properties after January 1, 2021 and ceasing of equity method of accounting related to our investment in the units of the SREIT for periods after November 9, 2021.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $71.1 million for the three months ended March 31, 2021 to $68.9 million for the three months ended March 31, 2022. The decrease in rental income was primarily due to the dispositions of real estate properties subsequent to January 1, 2021, partially offset by an increase in rental income related to lease commencements subsequent to March 31, 2021 with respect to properties held throughout both periods. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions or recoveries as a result of the COVID-19 pandemic and to increase due to tenant reimbursements related to operating expenses as physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets – COVID-19 Pandemic and Portfolio Outlook.”
Dividend income from our real estate equity securities was $7.3 million for the three months ended March 31, 2022. On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT as of that date, we no longer had significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date and dividend income is recognized as it is declared based on eligible units as of the ex-dividend date. Prior to November 9, 2021, our investment in the SREIT was accounted for under the equity method of accounting.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other operating income increased from $3.7 million during the three months ended March 31, 2021 to $4.2 million for the three months ended March 31, 2022. The increase in other operating income was primarily due to an increase in parking revenues for properties held throughout both periods, offset by the disposition of Anchor Centre in January 2021. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions or recoveries as a result of the COVID-19 pandemic.
Operating, maintenance and management costs increased from $15.9 million for the three months ended March 31, 2021 to $17.4 million for the three months ended March 31, 2022. The increase in operating, maintenance and management costs was primarily due to an overall increase in operating costs, including utilities, janitorial and security costs, as a result of an increase in physical occupancy at properties held throughout both periods and higher legal fees and space planning costs related to leasing activities, offset by the disposition of real estate properties subsequent to January 1, 2021. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance decreased from $14.4 million for the three months ended March 31, 2021 to $14.0 million for the three months ended March 31, 2022, primarily due to an insurance credit received during the three months ended March 31, 2022 at properties held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own.
Asset management fees with respect to our real estate investments remained consistent at $4.9 million for the three months ended March 31, 2021 and 2022. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties. As of March 31, 2022, there were $6.2 million of accrued asset management fees, of which $4.5 million was deferred as of March 31, 2022. For a discussion of accrued and deferred asset management fees, see “– Liquidity and Capital Resources” herein.
General and administrative expenses increased slightly from $1.7 million for the three months ended March 31, 2021 to $1.8 million for the three months ended March 31, 2022, primarily due to an increase in legal fees incurred during the three months ended March 31, 2022. General and administrative costs consisted primarily of portfolio legal fees, errors and omissions insurance, third party transfer agent fees and board of directors fees. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased slightly from $27.4 million for the three months ended March 31, 2021 to $27.2 million for the three months ended March 31, 2022, primarily as a result of the disposition of Domain Gateway in November 2021, offset by an increase in depreciation and amortization due to an increase in capital improvements at properties held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense increased from $8.3 million for the three months ended March 31, 2021 to $8.7 million for the three months ended March 31, 2022. Included in interest expense was (i) $7.3 million and $7.7 million of interest expense payments for the three months ended March 31, 2021 and 2022, respectively, and (ii) the amortization of deferred financing costs of $1.0 million and $1.0 million for the three months ended March 31, 2021 and 2022, respectively. The increase in interest expense was due to draws on our revolving debt and higher one-month LIBOR and one-month Bloomberg Short-Term Bank Yield Index (“BSBY”) during the three months ended March 31, 2022 and its impact on interest expense related to our variable rate debt. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and our level of future borrowings.
Net gain on derivative instruments increased from $1.5 million for the three months ended March 31, 2021 to $21.5 million for the three months ended March 31, 2022. Included in net gain on derivative instruments was (i) unrealized gain on interest rate swaps of $5.9 million and $25.8 million for the three months ended March 31, 2021 and 2022, respectively, offset by (ii) $4.4 million and $4.3 million of realized loss on interest rate swaps for the three months ended March 31, 2021 and 2022, respectively. The increase in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the three months ended March 31, 2022. In general, we expect net gain on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
During the three months ended March 31, 2022, we recorded an unrealized loss on real estate equity securities of $17.3 million as a result of the decrease in the closing price of the units of the SREIT.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the three months ended March 31, 2021, we recorded equity in income of an unconsolidated entity of $3.3 million related to our investment in the SREIT. As discussed above, effective November 9, 2021, based on our 18.5% ownership interest in the SREIT as of that date, we do not exercise significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, our investment in the units of the SREIT represents an investment in marketable securities and therefore is presented at fair value as of March 31, 2022, based on the closing price of the SREIT units on the SGX-ST on that date.
We recognized a gain on sale of real estate of $20.5 million related to the disposition of Anchor Centre during the three months ended March 31, 2021. We did not dispose of any real estate during the three months ended March 31, 2022.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold in 2021.
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, and unrealized gains on derivative instruments are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
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
•Amortization of above- and below-market leases. Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue. Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate; and
•Unrealized gains on derivative instruments. These adjustments include unrealized gains from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense. We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2022 and 2021, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2022	2021
Net income	$10,554	$27,423
Depreciation of real estate assets	21,334	21,162
Amortization of lease-related costs	5,886	6,237
Unrealized loss on real estate equity securities	17,267	—
Gain on sale of real estate, net	—	(20,459)
Adjustment for investment in an unconsolidated entity (1)	—	4,516
FFO (2)	55,041	38,879
Straight-line rent and amortization of above- and below-market leases, net	(2,404)	(2,811)
Unrealized gains on derivative instruments	(25,788)	(5,897)
Adjustment for investment in an unconsolidated entity (1)	—	(3,006)
MFFO (2)	$26,849	$27,165
_____________________
(1) Reflects our noncontrolling interest share of adjustments to convert our net income (loss) to FFO and MFFO for our equity investment in an unconsolidated entity.
(2) FFO and MFFO exclude our share of the SREIT’s FFO and MFFO, respectively, for the period from January 1, 2022 through March 31, 2022. On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT as of that date, we no longer have significant influence over the operations, financial policies and decision making with respect to the SREIT and therefore, ceased accounting for our investment in the SREIT as an equity method investment on that date. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date. As a result, FFO and MFFO related to our investment in the SREIT will be recognized based on dividends declared. FFO and MFFO for the three months ended March 31, 2022 reflect the aggregate dividends declared and received from the SREIT in March 2022.
Our calculation of MFFO above includes amounts related to the operations of two office properties sold on January 19, 2021 and November 2, 2021, respectively. Please refer to the table below with respect to the proportion of MFFO related to the real estate properties sold during 2021 (in thousands).

	For the Three Months Ended March 31,
	2022	2021
MFFO by component:
Assets held for investment	$26,849	$25,804
Real estate properties sold	—	1,361
MFFO	$26,849	$27,165

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first quarter of 2022 (in thousands, except per share amounts):

Period	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
			Cash	Reinvested	Total
First Quarter 2022	$22,795	$0.149	$16,721	$6,266	$22,987	$7,533
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2022 through March 31, 2022, distributions were calculated at a rate of $0.04983333 per share.
(2) Distributions are generally paid on a monthly basis. Distributions for the monthly record date of a given month are generally paid on or about the first business day of the following month.
For the three months ended March 31, 2022, we paid aggregate distributions of $23.0 million, including $16.7 million of distributions paid in cash and $6.3 million of distributions reinvested through our dividend reinvestment plan. Our net income for the three months ended March 31, 2022 was $10.6 million. FFO for the three months ended March 31, 2022 was $55.0 million and cash flow from operating activities was $7.5 million. See the reconciliation of FFO to net income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $7.5 million of cash flow from current operating activities and $15.5 million of cash flow from operating activities in excess of distributions paid during prior periods. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the sales or repayment of real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “– Market Outlook – Real Estate and Real Estate Finance Markets,” “– Liquidity and Capital Resources,” and “– Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, and those discussed in Part II, Item 1A herein. Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; the level of participation in our dividend reinvestment plan; and the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the SREIT. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. There have been no significant changes to our policies during 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 6, 2022, we paid distributions of $7.5 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on March 28, 2022. On May 2, 2022, we paid distributions of $7.5 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on April 20, 2022.
Distributions Authorized
On May 9, 2022, our board of directors authorized a May 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on May 20, 2022, which we expect to pay in June 2022.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
April 2022 Amended and Restated Share Redemption Program
On April 13, 2022, our board of directors approved an amended and restated share redemption program (the “April 2022 Amended Share Redemption Program”) to increase the number of shares eligible for redemption under the program for calendar year 2022. Pursuant to the April 2022 Amended Share Redemption Program, for calendar year 2022, we may redeem up to 5% of the weighted-average number of shares outstanding during the 2021 calendar year, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the 2022 calendar year, would result in the number of remaining shares available for redemption in the 2022 calendar year being 500,000 or less, the last 500,000 shares available for redemption shall be reserved exclusively for Special Redemptions.
There were no other material changes to our share redemption program. The April 2022 Amended Share Redemption Program contains several general limitations on our ability to redeem shares under the program.
We may (a) amend, suspend or terminate the April 2022 Amended Share Redemption Program for any reason, or (b) consistent with SEC guidance and interpretations, increase or decrease the funding available for the redemption of shares pursuant to the April 2022 Amended Share Redemption Program, each upon ten business days’ notice to our stockholders. We may provide notice by including such information in a (i) Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (ii) separate mailing to our stockholders.
The April 2022 Amended Share Redemption Program was effective for the April 29, 2022 redemption date.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2022, the fair value of our fixed rate debt was $121.1 million and the outstanding principal balance of our fixed rate debt was $123.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2022. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2022, we were exposed to market risks related to fluctuations in interest rates on $292.0 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. Based on interest rates as of March 31, 2022, if interest rates were 100 basis points higher during the 12 months ending March 31, 2023, interest expense on our variable rate debt would increase by $2.9 million. As of March 31, 2022, one-month LIBOR was 0.45200% and one-month BSBY was 0.39232%, if these indexes were reduced to 0% during the 12 months ending March 31, 2023, interest expense on our variable rate debt would decrease by up to $1.3 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of March 31, 2022 were 3.7% and 3.1%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of March 31, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2022 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We are exposed to financial market risk with respect to our investment in the SREIT (SGX-ST Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and Mr. Schreiber currently holds an indirect ownership interest in the external manager of the SREIT. An affiliate of our advisor serves as the U.S. asset manager to the SREIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of March 31, 2022, we held 215,841,899 units of the SREIT which represented 18.4% of the outstanding units of the SREIT as of that date. As of March 31, 2022, the aggregate value of our investment in the units of the SREIT was $163.0 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.755 per unit as of March 31, 2022, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. Based solely on the closing price per unit of the SREIT units as of March 31, 2022, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $16.3 million.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook – Real Estate and Real Estate Finance Markets” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, and in Part II, Item 1A herein.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
The current offering price of shares under our dividend reinvestment plan is equal to 95% of the November 1, 2021 estimated value per share approved by our board of directors. The offering price does not take into account developments in our portfolio or the markets since November 1, 2021, including the uncertainty as a result of the COVID-19 pandemic, changes in global and national economic and market conditions and the local economic conditions where our properties are located, increases in interest rates and anticipated future increases in interest rates and inflation, all of which may negatively impact our operations and the value of our real estate and real estate-related investments. As a result, a reinvestment of dividends in our common stock bears increased risk.
Pursuant to our dividend reinvestment plan, participants in the dividend reinvestment plan acquire shares of our common stock under the plan at a price equal to 95% of the estimated value per share of our common stock. As such, participants currently acquire shares of our common stock under the plan at a price equal to $10.24 per share, which is 95% of our November 1, 2021 estimated value per share. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since November 1, 2021. While we considered the impact from COVID-19 on the November 1, 2021 estimated value per share, the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the SREIT depends on future developments, which remain uncertain and cannot be predicted with confidence, including among other developments, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuation of our investments. Our operations and the value of our investments may also be adversely impacted by periods of economic slowdown or recession, rising interest rates and inflation, or the public perception that any of these events may occur or continue. Further, our significant investment in the common units of the SREIT, a traded Singapore real estate investment trust, is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to the quantity of units held by us relative to the trading volume of the units. Since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. These risks are not priced into our most recent estimated value per share, and given the uncertainty, no assurances can be given that the purchase price of shares of our common stock reflect the underlying value of our assets. As a result, a reinvestment of distributions in our common stock bears increased risk.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a).During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b).Not applicable.
c).We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to our estimated value per share. The following is a description of our share redemption program from January 1, 2022 through March 30, 2022 and the amendments to the program made by (i) the March 2022 amended and restated share redemption program (the “March 2022 Amended Share Redemption Program”), which became effective for the March 31, 2022 redemption date, and (ii) the April 2022 amended and restated share redemption program (the “April 2022 Amended Share Redemption Program”), which became effective for the April 29, 2022 redemption date.

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
•Except as provided otherwise for calendar year 2022 only, during any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. Notwithstanding anything contained in our share redemption program to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.
•For calendar year 2022 only,
◦Prior to effectiveness of the March 2022 Amended Share Redemption Program, we could redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that once we had received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds was reserved exclusively for Special Redemptions.
◦Prior to effectiveness of the April 2022 Amended Share Redemption Program, we could redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that once we had received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $2.0 million or less, the last $2.0 million of available funds was reserved exclusively for redemptions sought in connection with Special Redemptions.
◦Upon effectiveness of the April 2022 Amended Share Redemption Program, for calendar year 2022, we may redeem up to 5% of the weighted-average number of shares outstanding during the 2021 calendar year, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the 2022 calendar year, would result in the number of remaining shares available for redemption in the 2022 calendar year being 500,000 or less, the last 500,000 shares available for redemption shall be reserved exclusively for redemptions sought in connection with a Special Redemption.
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
Our board of directors may amend, suspend or terminate our share redemption program upon ten business days’ notice to stockholders, and consistent with SEC guidance and interpretations, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders. The complete share redemption program document is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 14, 2022 and is available at the SEC’s website, www.sec.gov.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
During the three months ended March 31, 2022, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and from debt financing. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	1,153,542	$10.37	(3)
February 2022	1,250,047	$10.39	(3)
March 2022	1,417,714	$10.38	(3)
Total	3,821,303
_____________________
(1) We announced the adoption and commencement of the program on October 14, 2010. We announced amendments to the program on March 8, 2013 (which amendment became effective on April 7, 2013), on March 7, 2014 (which amendment became effective on April 6, 2014), on May 9, 2018 (which amendment became effective on June 8, 2018), on July 16, 2021 (which amendment became effective on July 30, 2021), on March 18, 2022 (which amendment became effective on March 31, 2022) and on April 14, 2022 (which amendment became effective on April 27, 2022).
(2) The prices at which we redeem shares under the program are as set forth above.
(3) As of May 2, 2022, we had approximately 3.6 million shares available for redemption for the remainder of 2022 under the April 2022 Amended Share Redemption Program, including the reserve for Special Redemptions.
For the months of January 2022 through March 2022, we fulfilled all Ordinary Redemption and Special Redemption requests eligible for redemption under our share redemption program and received in good order.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	July 2021 Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed July 16, 2021

99.2	March 2022 Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed March 18, 2022

99.3	April 2022 Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 14, 2022

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 10, 2022	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 10, 2022	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)