Form 10-Q
period 2022-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2022-08-15
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 10, 2022, there were 147,053,195 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate:
Land	$290,121	$290,121
Buildings and improvements	2,167,563	2,090,983
Tenant origination and absorption costs	52,512	60,162
Total real estate held for investment, cost	2,510,196	2,441,266
Less accumulated depreciation and amortization	(613,767)	(572,968)
Total real estate, net	1,896,429	1,868,298
Real estate equity securities	145,693	180,228
Total real estate and real estate-related investments, net	2,042,122	2,048,526
Cash and cash equivalents	36,774	44,404
Restricted cash	1,765	2,032
Rents and other receivables, net	86,950	88,534
Above-market leases, net	303	348
Due from affiliate	83	343
Prepaid expenses and other assets	93,917	70,014
Total assets	$2,261,914	$2,254,201
Liabilities and equity
Notes payable, net	$1,598,385	$1,465,398
Accounts payable and accrued liabilities	48,189	58,323
Due to affiliate	4,970	8,126
Distributions payable	7,404	7,735
Below-market leases, net	2,445	3,277
Other liabilities	49,910	48,780
Total liabilities	1,711,303	1,591,639
Commitments and contingencies (Note 11)
Redeemable common stock	28,401	42,369
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 147,273,576 and 153,150,766 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,473	1,532
Additional paid-in capital	1,275,423	1,322,613
Cumulative distributions in excess of net income	(754,686)	(703,952)
Total stockholders’ equity	522,210	620,193
Total liabilities and equity	$2,261,914	$2,254,201

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$68,187	$69,774	$137,042	$140,858
Dividend income from real estate equity securities	—	—	7,252	—
Other operating income	4,551	4,080	8,744	7,731
Total revenues	72,738	73,854	153,038	148,589
Expenses:
Operating, maintenance and management	17,456	16,202	34,832	32,065
Real estate taxes and insurance	14,114	14,000	28,162	28,379
Asset management fees to affiliate	4,985	4,944	9,861	9,839
General and administrative expenses	2,014	1,880	3,800	3,602
Depreciation and amortization	26,638	27,920	53,858	55,319
Interest expense	11,170	8,345	19,826	16,678
Net (gain) loss on derivative instruments	(7,469)	554	(28,938)	(964)
Total expenses	68,908	73,845	121,401	144,918
Other (loss) income:
Unrealized loss on real estate equity securities	(17,268)	—	(34,535)	—
Write-off of prepaid offering costs	(2,728)	—	(2,728)	—
Equity in income of an unconsolidated entity	—	63	—	3,350
Gain on sale of real estate, net	—	—	—	20,459
Other income	—	—	6	—
Other interest income	9	16	17	31
Total other (loss) income, net	(19,987)	79	(37,240)	23,840
Net (loss) income	$(16,157)	$88	$(5,603)	$27,511
Net (loss) income per common share, basic and diluted	$(0.11)	$—	$(0.04)	$0.15
Weighted-average number of common shares outstanding, basic and diluted	149,331,890	185,687,307	150,866,501	185,278,533

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2022 and 2021 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2022	149,941,515	$1,499	$1,322,644	$(716,193)	$607,950
Net loss	—	—	—	(16,157)	(16,157)
Issuance of common stock	892,341	10	9,129	—	9,139
Transfers to redeemable common stock	—	—	(19,429)	—	(19,429)
Redemptions of common stock	(3,560,280)	(36)	(36,920)	—	(36,956)
Distributions declared	—	—	—	(22,336)	(22,336)
Other offering costs	—	—	(1)	—	(1)
Balance, June 30, 2022	147,273,576	$1,473	$1,275,423	$(754,686)	$522,210

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2021	185,068,595	$1,851	$1,641,175	$(745,207)	$897,819
Net income	—	—	—	88	88
Issuance of common stock	1,463,769	14	14,945	—	14,959
Transfers to redeemable common stock	—	—	(361,988)	—	(361,988)
Redemptions of common stock	(276,362)	(3)	(2,968)	—	(2,971)
Distributions declared	—	—	—	(27,755)	(27,755)
Balance, June 30, 2021	186,256,002	$1,862	$1,291,164	$(772,874)	$520,152

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2021	153,150,766	$1,532	$1,322,613	$(703,952)	$620,193
Net loss	—	—	—	(5,603)	(5,603)
Issuance of common stock	1,504,393	15	15,390	—	15,405
Transfers from redeemable common stock	—	—	13,968	—	13,968
Redemptions of common stock	(7,381,583)	(74)	(76,547)	—	(76,621)
Distributions declared	—	—	—	(45,131)	(45,131)
Other offering costs	—	—	(1)	—	(1)
Balance, June 30, 2022	147,273,576	$1,473	$1,275,423	$(754,686)	$522,210

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2020	184,249,076	$1,842	$1,641,184	$(744,990)	$898,036
Net income	—	—	—	27,511	27,511
Issuance of common stock	2,573,027	26	26,259	—	26,285
Transfers to redeemable common stock	—	—	(370,202)	—	(370,202)
Redemptions of common stock	(566,101)	(6)	(6,077)	—	(6,083)
Distributions declared	—	—	—	(55,395)	(55,395)
Balance, June 30, 2021	186,256,002	$1,862	$1,291,164	$(772,874)	$520,152

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(5,603)	$27,511
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,858	55,319
Equity in income of an unconsolidated entity	—	(3,350)
Unrealized loss on real estate equity securities	34,535	—
Distribution of operating cash flow from an unconsolidated entity	—	9,904
Deferred rents	(4,548)	(3,577)
Amortization of above- and below-market leases, net	(787)	(1,139)
Amortization of deferred financing costs	1,912	1,978
Unrealized gain on derivative instruments	(35,870)	(9,830)
Gain on sale of real estate	—	(20,459)
Write-off of prepaid offering costs	2,728	—
Interest rate swap settlements for off-market swap instruments	1,008	1,438
Changes in operating assets and liabilities:
Rents and other receivables	4,949	(3,033)
Due from affiliate	260	—
Prepaid expenses and other assets	(8,801)	(6,823)
Accounts payable and accrued liabilities	(15,139)	(3,451)
Due to affiliate	(3,156)	982
Other liabilities	(1,817)	(1,477)
Net cash provided by operating activities	23,529	43,993
Cash Flows from Investing Activities:
Improvements to real estate	(54,445)	(33,260)
Proceeds from sale of real estate, net	—	98,000
Net cash (used in) provided by investing activities	(54,445)	64,740
Cash Flows from Financing Activities:
Proceeds from notes payable	148,218	—
Principal payments on notes payable	(17,143)	—
Payments of deferred financing costs	(33)	(60)
Interest rate swap settlements for off-market swap instruments	(1,234)	(1,431)
Payments to redeem common stock	(76,621)	(6,083)
Payments of prepaid other offering costs	(110)	(943)
Payments of other offering costs	(1)	—
Distributions paid to common stockholders	(30,057)	(38,298)
Net cash provided by (used in) financing activities	23,019	(46,815)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,897)	61,918
Cash, cash equivalents and restricted cash, beginning of period	46,436	77,811
Cash, cash equivalents and restricted cash, end of period	$38,539	$139,729
Supplemental Disclosure of Cash Flow Information:
Interest paid	$23,352	$22,250
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$7,404	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$15,405	$26,285
Accrued prepaid other offering costs	$3	$464
Redeemable common stock payable	$—	$254,737
Accrued improvements to real estate	$23,185	$15,536
Accrued interest rate swap settlements related to off-market swap instruments	$32	$252

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2022, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of June 30, 2022, the Company owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of June 30, 2022, the Company had also sold 42,324,144 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $437.1 million. Also as of June 30, 2022, the Company had redeemed or repurchased 72,056,406 shares sold in the Offering for $764.5 million.
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
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the real estate industry generally, and in particular office REITs like the Company, continues to be the effect of the public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. To date, the Company has not experienced significant disruptions in its operations from the COVID-19 pandemic. During the year ended December 31, 2020, the Company did, however, recognize an impairment charge on an office/retail property due to the continued deterioration of retail demand at the property, which was further impacted by the COVID-19 pandemic.
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
June 30, 2022
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the three and six months ended June 30, 2022, the Company presented gains and losses on derivative instruments separate from interest expense on the Company’s consolidated statement of operations. Accordingly, the Company’s gains and losses on derivative instruments were reclassified for all periods presented.
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
June 30, 2022
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
Redeemable Common Stock
The Company’s board of directors has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. The restrictions of the Company’s share redemption program will limit its stockholders’ ability to sell their shares should they require liquidity and will limit the stockholders’ ability to recover an amount equal to the Company’s estimated value per share. The following is a description of the Company’s share redemption program from January 1, 2021 through June 30, 2021 and the amendments to the program made by (i) the July 2021 amended and restated share redemption program (the “July 2021 Amended Share Redemption Program”), which became effective as of the July 30, 2021 redemption date, (ii) the March 2022 amended and restated share redemption program (the “March 2022 Amended Share Redemption Program”), which became effective as of the March 31, 2022 redemption date, and (iii) the April 2022 amended and restated share redemption program (the “April 2022 Amended Share Redemption Program”), which became effective as of the April 29, 2022 redemption date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
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
•Except as provided otherwise for calendar years 2022 and 2021 only, during any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year, provided that once the Company has received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. Notwithstanding anything contained in the share redemption program to the contrary, the Company may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to its stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
◦Upon effectiveness of the March 2022 Amended Share Redemption Program and prior to effectiveness of the April 2022 Amended Share Redemption Program, the Company could redeem only the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year, provided that once the Company had received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $2.0 million or less, the last $2.0 million of available funds was reserved exclusively for redemptions sought in connection with Special Redemptions.
◦Upon effectiveness of the April 2022 Amended Share Redemption Program, for calendar year 2022, the Company may redeem up to 5% of the weighted-average number of shares outstanding during the 2021 calendar year, provided that once the Company has received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the 2022 calendar year, would result in the number of remaining shares available for redemption in the 2022 calendar year being 500,000 or less, the last 500,000 shares available for redemption shall be reserved exclusively for redemptions sought in connection with a Special Redemption.
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
June 30, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Offering Costs
Direct and incremental costs related to the issuance of stock such as legal fees, printing costs and bankers’ or underwriters’ fees are accounted for as a reduction in the proceeds from the sale of the stock and accordingly, recorded as a reduction of equity in the Company’s consolidated statements of equity. Prior to the effective date of an equity offering, these costs are deferred and included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The deferred costs of a subsequently aborted offering are expensed. During the three and six months ended June 30, 2022, the Company wrote-off $2.7 million of prepaid offering costs in connection with the withdrawal of the Company’s Registration Statement on Form S-11 to offer additional shares under a proposed offering, which were included as an expense in the Company’s consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2022 and 2021, respectively.
Distributions declared per common share were $0.149 and $0.298 in the aggregate for the three and six months ended June 30, 2021, respectively. Distributions declared per common share were $0.149 and $0.298 in the aggregate for the three and six months ended June 30, 2022, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2021 through June 2021 and January 2022 through June 2022. For each monthly record date for distributions during the period from January 1, 2021 through June 30, 2021 and January 1, 2022 through June 30, 2022, distributions were calculated at a rate of $0.04983333 per share.
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
June 30, 2022
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through June 30, 2022, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. Certain of the Company’s loan agreements, derivative instruments, and lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
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
The Company has granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021 or consolidated statements of operations for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $4.0 million of rent deferrals for the period from March 2020 through March 2023 and granting $4.3 million in rental abatements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
As of June 30, 2022, the Company had $0.7 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $0.4 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the three and six months ended June 30, 2022, the Company recorded $0.9 million and $1.3 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic. For the three and six months ended June 30, 2021, the Company recorded $0.2 million and $0.6 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic.
Tenants may request additional lease concessions, in the form of rent deferrals or abatements, for future periods, which may have an impact on the Company’s business, financial condition and results of operations, but the ultimate impact will largely depend on future developments, which remain uncertain and cannot be predicted with confidence, including among other developments, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to the Company’s operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
3. REAL ESTATE
As of June 30, 2022, the Company’s real estate portfolio was composed of 16 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.3 million rentable square feet. As of June 30, 2022, the Company’s real estate portfolio was collectively 80.0% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2022 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$133,267	$(44,983)	$88,284
McEwen Building	04/30/2012	Franklin	TN	Office	38,546	(9,820)	28,726
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	33,462	(9,562)	23,900
60 South Sixth (2)	01/31/2013	Minneapolis	MN	Office	150,697	(50,403)	100,294
Preston Commons	06/19/2013	Dallas	TX	Office	140,465	(34,827)	105,638
Sterling Plaza	06/19/2013	Dallas	TX	Office	89,452	(25,560)	63,892
201 Spear Street	12/03/2013	San Francisco	CA	Office	151,706	(33,787)	117,919
Accenture Tower	12/16/2013	Chicago	IL	Office	533,987	(128,416)	405,571
Ten Almaden	12/05/2014	San Jose	CA	Office	130,982	(35,092)	95,890
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	217,351	(52,329)	165,022
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	153,252	(38,298)	114,954
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	81,599	(7,993)	73,606
201 17th Street	06/23/2015	Atlanta	GA	Office	102,366	(27,850)	74,516
515 Congress	08/31/2015	Austin	TX	Office	131,849	(27,431)	104,418
The Almaden	09/23/2015	San Jose	CA	Office	194,862	(40,308)	154,554
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,941	(11,837)	49,104
Carillon	01/15/2016	Charlotte	NC	Office	165,412	(35,271)	130,141
					$2,510,196	$(613,767)	$1,896,429
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) This property was formerly known as RBC Plaza and was re-named 60 South Sixth in connection with the Company’s re-branding strategy for this property.
As of June 30, 2022, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$405,571	17.9%	$28,737	$27.45	71.8%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
3. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2022, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 16.9 years with a weighted-average remaining term of 5.5 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.7 million and $8.7 million as of June 30, 2022 and December 31, 2021, respectively.
During the six months ended June 30, 2022 and 2021, the Company recognized deferred rent from tenants of $4.5 million and $3.6 million, respectively. As of June 30, 2022 and December 31, 2021, the cumulative deferred rent balance was $82.5 million and $85.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $15.6 million and $22.8 million of unamortized lease incentives as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2022 through December 31, 2022	$100,665
2023	190,030
2024	179,698
2025	160,872
2026	141,719
Thereafter	529,616
$1,302,600

As of June 30, 2022, the Company’s office and office/retail properties were leased to approximately 560 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	110	$39,297	18.8%
Real Estate	55	22,758	10.9%
		$62,055	29.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
3. REAL ESTATE (CONTINUED)
As of June 30, 2022, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of June 30, 2022, the Company’s net investments in real estate in California, Illinois and Texas represented 23.6%, 17.9% and 16.0% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.

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
As of June 30, 2022, the Company did not have any real estate properties held for sale.
The results of operations for the office properties sold during the year ended December 31, 2021 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to these properties for the three and six months ended June 30, 2021 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental income	$—	$2,418	$—	$5,010
Other operating income	—	—	—	94
Total revenues	$—	$2,418	$—	$5,104
Expenses
Operating, maintenance, and management	$—	$23	$—	$216
Real estate taxes and insurance	—	18	—	121
Asset management fees to affiliate	—	112	—	261
General and administrative expenses	—	33	—	33
Depreciation and amortization	—	837	—	1,592
Interest expense	—	174	—	348
Total expenses	$—	$1,197	$—	$2,571

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of June 30, 2022 and December 31, 2021, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Cost	$52,512	$60,162	$983	$1,112	$(10,876)	$(15,395)
Accumulated Amortization	(36,975)	(41,387)	(680)	(764)	8,431	12,118
Net Amount	$15,537	$18,775	$303	$348	$(2,445)	$(3,277)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Amortization	$(1,458)	$(2,067)	$(21)	$(26)	$391	$587

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Amortization	$(3,238)	$(4,169)	$(45)	$(52)	$832	$1,191

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
6. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of June 30, 2022, REIT Properties III held 215,841,899 units of the SREIT which represented 18.4% of the outstanding units of the SREIT. As of June 30, 2022, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $145.7 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.675 per unit as of June 30, 2022.
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
During the six months ended June 30, 2022, the Company recognized $7.3 million of dividend income from its investment in the SREIT. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss on real estate equity securities of $17.3 million and $34.5 million, respectively. During the three and six months ended June 30, 2021, the Company recorded equity in income from an unconsolidated entity of $0.1 million and $3.4 million, respectively, related to its investment in the SREIT. During the six months ended June 30, 2021, the Company received $9.9 million of dividends from its investment in the SREIT, which was recorded as a reduction of the Company’s carrying value of its equity method investment. The Company elected to apply the nature of the distribution approach for purposes of presentation of the dividends on the statement of consolidated cash flows and classified the dividends received during the six months ended June 30, 2021 as operating activities on the statement of consolidated cash flows for the six months ended June 30, 2021. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
7. NOTES PAYABLE
As of June 30, 2022 and December 31, 2021, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of June 30, 2022 (1)	Effective Interest Rate as of June 30, 2022 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$123,000	$123,000	3.65%	3.65%	Interest Only	12/01/2023
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	3.25%	Interest Only	01/05/2024
Carillon Mortgage Loan (4)	88,800	105,800	One-month LIBOR +1.40%	3.19%	Interest Only	04/11/2024
Modified Portfolio Revolving Loan Facility (5)	249,145	196,595	One-month LIBOR + 1.50%	3.29%	Interest Only	03/01/2023
3001 & 3003 Washington Mortgage Loan	143,102	143,245	One-month LIBOR + 1.45%	3.24%	Principal & Interest	06/01/2024
Accenture Tower Revolving Loan (6)	281,250	281,250	One-month LIBOR + 2.25%	4.04%	Interest Only	11/02/2023
Unsecured Credit Facility (7)	37,500	37,500	One-month LIBOR + 2.10%	3.89%	Interest only	07/30/2023
Amended and Restated Portfolio Loan Facility (8)	555,568	459,900	One-month BSBY (9) +1.80%	3.41%	Interest only	11/03/2023
Total notes payable principal outstanding	$1,603,365	$1,472,290
Deferred financing costs, net	(4,980)	(6,892)
Total Notes Payable, net	$1,598,385	$1,465,398
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2022. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2022, consisting of the contractual interest rate and using interest rate indices as of June 30, 2022, where applicable. For information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2022; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of June 30, 2022, The Almaden Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Almaden Mortgage Loan bears interest at a fixed rate of 3.65% for the initial term of the loan and a floating rate of 350 basis points over one-month LIBOR during the extension options, subject to a minimum interest rate of 3.65%.
(4) As of June 30, 2022, the borrowing capacity under the Carillon Mortgage Loan was $111.0 million, of which $88.8 million is term debt and $22.2 million is revolving debt. As of June 30, 2022, the outstanding balance under the loan consisted of $88.8 million of term debt. As of June 30, 2022, $22.2 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(5) As of June 30, 2022, the Modified Portfolio Revolving Loan Facility was secured by 515 Congress, the McEwen Building, Gateway Tech Center and 201 17th Street. As of June 30, 2022, the borrowing capacity under the Modified Portfolio Revolving Loan Facility was $249.2 million, of which $124.6 million is term debt and $124.6 million is revolving debt. As of June 30, 2022, the outstanding balance under the loan consisted of $124.6 million of term debt and $124.6 million of revolving debt. The Modified Portfolio Revolving Loan Facility has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents.
(6) As of June 30, 2022, the outstanding balance under the Accenture Tower Revolving Loan consisted of $281.3 million of term debt and an additional $93.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of June 30, 2022, the Accenture Tower Revolving Loan has two 12-month extension options, subject to certain terms and conditions contained in the loan documents.
(7) As of June 30, 2022, the borrowing capacity under the Unsecured Credit Facility was $75.0 million, of which $37.5 million is term debt and $37.5 million is revolving debt. As of June 30, 2022, the outstanding balance under the Unsecured Credit Facility consisted of $37.5 million of term debt and an additional $37.5 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Unsecured Credit Facility has one 12-month extension option, subject to certain terms and conditions contained in the loan documents.
(8) As of June 30, 2022, the Amended and Restated Portfolio Loan Facility was secured by 60 South Sixth, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. As of June 30, 2022, the borrowing capacity under the Amended and Restated Portfolio Loan Facility was $613.2 million, of which $459.9 million is term debt and $153.3 million is revolving debt. As of June 30, 2022, the outstanding balance under the loan consisted of $459.9 million of term debt and $95.7 million of revolving debt. As of June 30, 2022, an additional $57.6 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Amended and Restated Portfolio Loan Facility has one 12-month extension option, subject to certain terms and conditions as described in the loan documents.
(9) Bloomberg Short-Term Bank Yield Index (“BSBY”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
7. NOTES PAYABLE (CONTINUED)
During the three and six months ended June 30, 2022, the Company’s interest expense related to notes payable was $11.2 million and $19.8 million, respectively. During the three and six months ended June 30, 2021, the Company’s interest expense related to notes payable was $8.3 million and $16.7 million, respectively. Included in interest expense was the amortization of deferred financing costs of $0.9 million and $1.9 million for the three and six months ended June 30, 2022, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, $4.3 million and $4.0 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2022 (in thousands):

July 1, 2022 through December 31, 2022	$871
2023	1,248,284
2024	354,210
2025	—
2026	—
Thereafter	—
$1,603,365

The Company’s notes payable contain financial debt covenants. As of June 30, 2022, the Company was in compliance with these debt covenants.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
8. DERIVATIVE INSTRUMENTS (CONTINUED)
As of June 30, 2022, the Company has entered into 12 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2022 and December 31, 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2022		December 31, 2021			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2022
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	12	$1,419,790	12	$1,420,390	One-month LIBOR/ Fixed at 0.70% - 2.11%	1.6%	1.0
_____________________
(1) Includes four forward interest rate swaps in the total amount of $300.0 million, which will become effective on November 1, 2022 and mature on January 1, 2025.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 (dollars in thousands):

		June 30, 2022		December 31, 2021
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value (1)	12	$23,822	5	$757
Interest rate swaps	Other liabilities, at fair value (2)	—	$—	7	$(12,805)
_____________________
(1) Includes four forward interest rate swaps which will become effective on November 1, 2022 and mature on January 1, 2025. As of June 30, 2022, prepaid expenses and other assets included a $7.4 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option. As of December 31, 2021, prepaid expenses and other assets included a $0.1 million asset related to the fair value of an off-market interest rate swap determined to be a hybrid financial instrument for which the Company elected to apply the fair value option.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
8. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$2,649	$4,487	$6,968	$8,866
Realized gain recognized on interest rate swaps	(36)	—	(36)	—
Unrealized gain on interest rate swaps (1)	(10,082)	(3,933)	(35,870)	(9,830)
Net (gain) loss on derivative instruments	$(7,469)	$554	$(28,938)	$(964)
_____________________
(1) For the three and six months ended June 30, 2022, unrealized gain on interest rate swaps included a $2.7 million and $9.4 million unrealized gain, respectively, related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option. For the three and six months ended June 30, 2021, unrealized gain on interest rate swaps included a $0.7 million and $2.4 million unrealized gain, respectively, related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
9. FAIR VALUE DISCLOSURES (CONTINUED)
Real estate equity securities: At June 30, 2022, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2022 and December 31, 2021, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,603,365	$1,598,385	$1,591,110	$1,472,290	$1,465,398	$1,469,580

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
9. FAIR VALUE DISCLOSURES (CONTINUED)
As of June 30, 2022, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$145,693	$145,693	$—	$—
Asset derivatives - interest rate swaps (1)	$23,822	$—	$23,822	$—
_____________________
(1) Includes four forward interest rate swaps which will become effective on November 1, 2022 and mature on January 1, 2025. Also includes a $7.4 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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
As of January 1, 2021, the Company, together with KBS REIT II, KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2022, the Company renewed its participation in the program, and the program is effective through June 30, 2023. At renewal on June 30, 2022, due to its liquidation, KBS REIT II elected to cease participation in the program and obtained separate insurance coverage.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2022 and 2021, respectively, and any related amounts receivable and payable as of June 30, 2022 and December 31, 2021 (in thousands):

	Incurred				Receivable as of		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Expensed
Asset management fees (1)	$4,985	$4,944	$9,861	$9,839	$—	$—	$4,934	$8,065
Reimbursement of operating expenses (2)	60	116	192	331	83	343	36	61
Disposition fees (3)	—	—	—	1,005	—	—	—	—
	$5,045	$5,060	$10,053	$11,175	$83	$343	$4,970	$8,126
_____________________
(1) See “Deferral of Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $56,000 and $102,000 for the three and six months ended June 30, 2022, respectively, and $102,000 and $232,000 for the three and six months ended June 30, 2021, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2022 and 2021, respectively. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. The receivable as of December 31, 2021 includes $0.3 million of estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed. During the six months ended June 30, 2022, the Company incurred $1.5 million of legal and accounting costs related to the investigation of this matter. The Advisor agreed to reimburse the Company for any amounts inappropriately charged to the Company and for legal and accounting costs incurred related to the investigation of this matter. The reimbursement of these overpayments was partially credited against asset management fees that were deferred in prior periods of $0.5 million that would have been due by the Company to the Advisor in those periods as a result of the increase in the Company’s net income and MFFO for such periods, and corresponding decrease in expenses, related to the charges that the Company should not have incurred. As of June 30, 2022, the Advisor reimbursed the Company $1.8 million in cash for amounts inappropriately charged to the Company and for legal and accounting costs related to the investigation of this matter.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the six months ended June 30, 2022 and 2021, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
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
As of June 30, 2022 and December 31, 2021, the Company had accrued $4.9 million and $8.1 million of asset management fees, respectively, of which $4.3 million and $6.4 million were deferred as of June 30, 2022 and December 31, 2021, respectively, pursuant to the provision for deferral of asset management fees under the Advisory Agreement as described above. For the three and six months ended June 30, 2022, the Company and the Advisor agreed to adjust MFFO for the purpose of the calculation above to add back the following non-operating expenses: a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to the Company.
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
During the three and six months ended June 30, 2022, the Company recognized $82,000 and $165,000 of revenue related to this lease, respectively. During the three and six months ended June 30, 2021, the Company recognized $81,000 and $164,000 of revenue related to this lease, respectively.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
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
During the six months ended June 30, 2022 and 2021, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
12. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 1, 2022, the Company paid distributions of $7.4 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on June 27, 2022. On August 1, 2022, the Company paid distributions of $7.4 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on July 26, 2022.
Distributions Authorized
On August 11, 2022, the Company’s board of directors authorized an August 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on August 19, 2022, which the Company expects to pay in September 2022.
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic continues to be one of the most significant risks and uncertainties facing the real estate industry generally, and in particular office REITs like our company. We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. Even after the pandemic has ceased to be active, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations.
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
•Continued disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as changes in the demand for office properties and uncertain economic conditions, could adversely affect our ability to implement our business strategy and generate returns to stockholders.
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
•In December 2019, our board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program, and Ordinary Redemptions remained suspended through June 30, 2021. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). Further, on June 3, 2021, we announced that, in connection with the approval of a self-tender offer, our board of directors had approved a temporary suspension of all redemptions under the share redemption program, including Special Redemptions. On July 14, 2021, our board of directors approved an amended and restated share redemption program and Ordinary Redemptions and Special Redemptions resumed effective for the July 30, 2021 redemption date. As of August 1, 2022, we had exhausted the funds available under the share redemption program for Ordinary Redemptions for calendar year 2022, and we had approximately 428,000 shares available for Special Redemptions for the remainder of 2022. As of August 1, 2022, we had a total of $4.7 million of outstanding and unfulfilled Ordinary Redemption requests, representing approximately 457,000 shares. We will not be able to redeem shares submitted as Ordinary Redemptions for the remainder of 2022. We cannot predict future redemption demand with any certainty. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us. If future redemption requests exceed the amount of funding available under our share redemption program, the number of rejected redemption requests will increase over time.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2022, each as filed with the Securities and Exchange Commission (the “SEC”).

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
We have invested in a diverse portfolio of real estate investments. As of June 30, 2022, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of June 30, 2022, we had also sold 42,324,144 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $437.1 million. Also as of June 30, 2022, we had redeemed or repurchased 72,056,406 shares for $764.5 million.
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
Based on our assessment of alternatives available to us, market conditions, our further assessment of our capital raising prospects, uncertainty as a result of the COVID-19 pandemic’s impact on work-from-home arrangements and the impact of such arrangements on the U.S. office market, and the current state of the debt capital markets, our conflicts committee and board of directors may conclude that it would be in the best interest of our stockholders to (i) continue to operate as a going concern under our current business plan, or (ii) adopt a plan of liquidation that would involve the sale of our remaining assets (in which event such plan would be presented to stockholders for approval), although we would not anticipate adopting a plan of liquidation in the immediate future. In addition, at this time it is not likely we will pursue a conversion to an “NAV REIT”. However, our conflicts committee and board of directors continue to evaluate all alternatives available to us. In the near term, while our conflicts committee and board of directors explore alternatives available to us, we may market certain of our assets for sale. Although we remain focused on providing stable distributions and enhanced liquidity to stockholders while maximizing returns to stockholders, we can provide no assurances in this regard. We also can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated.
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
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Increases in the cost of financing due to higher interest rates will prevent us from refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not fixed through interest rate swap agreements or limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. Most recently, the COVID-19 pandemic as well as the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) have had a negative impact on the office real estate market as discussed below.
COVID-19 Pandemic and Portfolio Outlook
One of the most significant risks and uncertainties facing the real estate industry generally, and in particular office REITs like our company, continues to be the effect of the public health crisis of the COVID-19 pandemic. To date, we have not experienced significant disruptions in our operations from the COVID-19 pandemic. During the year ended December 31, 2020, we recognized an impairment charge of $19.9 million for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic. We have also made a significant investment in the common units of the SREIT. Since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. As of August 12, 2022, the aggregate value of our investment in the units of the SREIT was $143.5 million, which was based solely on the closing price of the units on the SGX-ST of $0.665 per unit as of August 12, 2022, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.
We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. During 2021 and for the first and second quarters of 2022, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. Even after the pandemic has ceased to be active, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations.

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
Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of June 30, 2022, we held 215,841,899 units of the SREIT which represented 18.4% of the outstanding units of the SREIT as of that date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of June 30, 2022, we had mortgage debt obligations in the aggregate principal amount of $1.6 billion, with a weighted-average remaining term of 1.3 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. As of June 30, 2022, we had $249.1 million of notes payable related to the Modified Portfolio Revolving Loan Facility maturing during the 12 months ending June 30, 2023. The Modified Portfolio Revolving Loan Facility has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. We plan to exercise our extension options available under our loan agreements, pay down or refinance the related notes payable prior to their maturity dates. As of June 30, 2022, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.5 billion of variable rate notes payable. As of June 30, 2022, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. As of June 30, 2022, we had $181.1 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements.
We paid cash distributions to our stockholders during the six months ended June 30, 2022 using cash flow from operations from current and prior periods and proceeds from debt financing. We believe that our cash flow from operations, cash on hand, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2022 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the six months ended June 30, 2022 and 2021, net cash provided by operating activities was $23.5 million and $44.0 million, respectively. Net cash provided by operating activities was lower during the six months ended June 30, 2022 primarily as a result of a decrease in dividends received from our investment in the SREIT in 2022 due to our sale of 73,720,000 units in the SREIT in November 2021, the timing of payments of lease commissions and deferred asset management fees and the disposition of Domain Gateway in November 2021.
Cash Flows from Investing Activities
Net cash used in investing activities was $54.4 million for the six months ended June 30, 2022 due to improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $23.0 million and primarily consisted of the following:
•$131.0 million of net cash provided by debt financing as a result of proceeds from notes payable of $148.2 million, partially offset by principal payments on notes payable of $17.1 million and payments of deferred financing costs of $0.1 million; offset by
•$76.6 million of cash used for redemptions of common stock;
•$30.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $15.4 million; and
•$1.2 million used for interest rate swap settlements for off-market swap instruments.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of June 30, 2022, our borrowings and other liabilities were approximately 57% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.

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
As of June 30, 2022, we had accrued $4.9 million of asset management fees, of which $4.3 million was deferred as of June 30, 2022, pursuant to the provision for deferral of asset management fees under the Advisory Agreement. For the three and six months ended June 30, 2022, we and our advisor agreed to adjust MFFO for the purpose of the calculation above to add back the following non-operating expenses: a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to us. The amount of asset management fees deferred, if any, will vary on a month-to-month basis and the total amount of asset management fees deferred as well as the timing of the deferrals and repayments are difficult to predict as they will depend on the amount of and terms of the debt we use to acquire assets, the level of operating cash flow generated by our real estate investments and other factors. In addition, deferrals and repayments may occur in the same period, and it is possible that there could be additional deferrals in the future.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Debt Obligations
The following is a summary of our debt obligations as of June 30, 2022 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Outstanding debt obligations (1)	$1,603,365	$871	$1,602,494	$—	$—
Interest payments on outstanding debt obligations (2) (3)	74,167	28,191	45,976	—	—
Interest payments on interest rate swaps (4) (5)	574	574	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of June 30, 2022; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2022 (consisting of the contractual interest rate and using interest rate indices as of June 30, 2022, where applicable).
(3) We incurred interest expense related to notes payable of $17.9 million, excluding amortization of deferred financing costs totaling $1.9 million during the six months ended June 30, 2022.
(4) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of June 30, 2022. In the case where the swapped floating rate (one-month LIBOR) at June 30, 2022 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(5) We incurred realized losses related to interest rate swaps of $7.0 million, excluding unrealized gains on derivative instruments of $35.9 million, during the six months ended June 30, 2022.

Results of Operations
Overview
As of June 30, 2021, we owned 17 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT, which was accounted for as an investment in an unconsolidated entity under the equity method of accounting at that time. Subsequent to June 30, 2021, we sold one office property and, through our indirect wholly owned subsidiary (“REIT Properties III”), we sold 73,720,000 of our units in the SREIT, reducing REIT Properties III’s ownership in the SREIT to 18.5% as of the transaction date. As a result, as of June 30, 2022, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. As a result of our reduced ownership in the SREIT, our investment in the equity securities of the SREIT is now presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date. Therefore, the results of operations presented for the three and six months ended June 30, 2022 and 2021 are not directly comparable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended June 30, 2022 versus the three months ended June 30, 2021
The following table provides summary information about our results of operations for the three months ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties and Ceasing of Equity Method of Accounting (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2022	2021
Rental income	$68,187	$69,774	$(1,587)	(2)%	$(2,418)	$831
Other operating income	4,551	4,080	471	12%	—	471
Operating, maintenance and management	17,456	16,202	1,254	8%	(23)	1,277
Real estate taxes and insurance	14,114	14,000	114	1%	(18)	132
Asset management fees to affiliate	4,985	4,944	41	1%	(112)	153
General and administrative expenses	2,014	1,880	134	7%	n/a	n/a
Depreciation and amortization	26,638	27,920	(1,282)	(5)%	(837)	(445)
Interest expense	11,170	8,345	2,825	34%	(174)	2,999
Net (gain) loss on derivative instruments	(7,469)	554	(8,023)	(1,448)%	—	(8,023)
Unrealized loss on real estate equity securities	(17,268)	—	(17,268)	(100)%	—	(17,268)
Write-off of prepaid offering costs	(2,728)	—	(2,728)	(100)%	n/a	n/a
Equity in income of an unconsolidated entity	—	63	(63)	(100)%	(63)	—
Other interest income	9	16	(7)	(44)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 related to dispositions of properties after April 1, 2021 and ceasing of equity method of accounting related to our investment in the units of the SREIT for periods after November 9, 2021.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $69.8 million for the three months ended June 30, 2021 to $68.2 million for the three months ended June 30, 2022. The decrease in rental income was primarily due to the disposition of Domain Gateway in November 2021, partially offset by an increase in rental income related to a lease termination fee received during the three months ended June 30, 2022 with respect a property held throughout both periods. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions or recoveries as a result of the COVID-19 pandemic and to increase due to tenant reimbursements related to operating expenses as physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets – COVID-19 Pandemic and Portfolio Outlook.”
Other operating income increased from $4.1 million for the three months ended June 30, 2021 to $4.6 million for the three months ended June 30, 2022, primarily due to an increase in parking revenues for properties held throughout both periods. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions or recoveries as a result of the COVID-19 pandemic.
Operating, maintenance and management costs increased from $16.2 million for the three months ended June 30, 2021 to $17.5 million for the three months ended June 30, 2022. The increase in operating, maintenance and management costs was primarily due to an overall increase in operating costs, including utilities, janitorial and security costs, as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Real estate taxes and insurance increased from $14.0 million for the three months ended June 30, 2021 to $14.1 million for the three months ended June 30, 2022, primarily due to a net increase in real estate taxes as a result of higher property tax assessments for real estate properties held throughout both periods and an overall increase in insurance expense, offset by property tax refunds received during the three months ended June 30, 2022. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own.
Asset management fees with respect to our real estate investments increased from $4.9 million for the three months ended June 30, 2021 to $5.0 million for the three months ended June 30, 2022, primarily due to capital improvements at properties held throughout both periods, offset by the disposition of Domain Gateway in November 2021. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of June 30, 2022, there were $4.9 million of accrued asset management fees, of which $4.3 million was deferred as of June 30, 2022. For a discussion of accrued and deferred asset management fees, see “– Liquidity and Capital Resources” herein.
General and administrative expenses increased from $1.9 million for the three months ended June 30, 2021 to $2.0 million for the three months ended June 30, 2022, primarily due to professional fees incurred related to our conflicts committee’s and board of directors’ evaluation of various alternatives available to us, offset by a decrease in appraisal fees related to the update of our estimated value per share in May 2021 and a decrease in legal fees and proxy costs. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, and third party transfer agent fees. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $27.9 million for the three months ended June 30, 2021 to $26.6 million for the three months ended June 30, 2022, primarily as a result of the disposition of Domain Gateway in November 2021 and a decrease in depreciation and amortization due to a lease expiration at a property held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense increased from $8.3 million for the three months ended June 30, 2021 to $11.2 million for the three months ended June 30, 2022. Included in interest expense was (i) $7.3 million and $10.3 million of interest expense payments for the three months ended June 30, 2021 and 2022, respectively, and (ii) the amortization of deferred financing costs of $1.0 million and $0.9 million for the three months ended June 30, 2021 and 2022, respectively. The increase in interest expense was due to draws on our revolving debt and higher one-month LIBOR and one-month Bloomberg Short-Term Bank Yield Index (“BSBY”) during the three months ended June 30, 2022, and its impact on interest expense related to the portion of our unhedged variable rate debt. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and our level of future borrowings.
We recorded net loss on derivative instruments of $0.6 million and net gain on derivative instruments of $7.5 million for the three months ended June 30, 2021 and 2022, respectively. Included in net (gain) loss on derivative instruments was (i) unrealized gain on interest rate swaps of $3.9 million and $10.1 million for the three months ended June 30, 2021 and 2022, respectively, offset by (ii) $4.5 million and $2.6 million of realized loss on interest rate swaps for the three months ended June 30, 2021 and 2022, respectively. The increase in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the three months ended June 30, 2022. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
During the three months ended June 30, 2022, we recorded an unrealized loss on real estate equity securities of $17.3 million as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST.
During the three months ended June 30, 2022, we recorded $2.7 million related to the write-off of prepaid offering costs. Given changing market conditions, we continue to evaluate various alternatives available to us. See “–Overview.” In order to avoid additional legal, accounting and other offering costs while we make this determination, we withdrew our registration statement on Form S-11 to register a public offering as an NAV REIT, which had been filed with the SEC, as at this time it is not likely we will pursue a conversion to an “NAV REIT.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the six months ended June 30, 2022 versus the six months ended June 30, 2021
The following table provides summary information about our results of operations for the six months ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties and Ceasing of Equity Method of Accounting (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2022	2021
Rental income	$137,042	$140,858	$(3,816)	(3)%	$(5,010)	$1,194
Dividend income from real estate equity securities	7,252	—	7,252	100%	—	7,252
Other operating income	8,744	7,731	1,013	13%	(94)	1,107
Operating, maintenance and management	34,832	32,065	2,767	9%	(216)	2,983
Real estate taxes and insurance	28,162	28,379	(217)	(1)%	(121)	(96)
Asset management fees to affiliate	9,861	9,839	22	—%	(261)	283
General and administrative expenses	3,800	3,602	198	5%	n/a	n/a
Depreciation and amortization	53,858	55,319	(1,461)	(3)%	(1,592)	131
Interest expense	19,826	16,678	3,148	19%	(348)	3,496
Net gain on derivative instruments	(28,938)	(964)	(27,974)	2,902%	—	(27,974)
Unrealized loss on real estate equity securities	(34,535)	—	(34,535)	(100)%	—	(34,535)
Write-off of prepaid offering costs	(2,728)	—	(2,728)	(100)%	n/a	n/a
Equity in income of an unconsolidated entity	—	3,350	(3,350)	(100)%	(3,350)	—
Gain on sale of real estate, net	—	20,459	(20,459)	(100)%	(20,459)	—
Other income	6	—	6	100%	n/a	n/a
Other interest income	17	31	(14)	(45)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 related to dispositions of properties after January 1, 2021 and ceasing of equity method of accounting related to our investment in the units of the SREIT for periods after November 9, 2021.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $140.9 million for the six months ended June 30, 2021 to $137.0 million for the six months ended June 30, 2022. The decrease in rental income was primarily due to the dispositions of real estate properties subsequent to January 1, 2021, partially offset by a net increase in rental income related to lease commencements subsequent to June 30, 2021 and an increase in operating recoveries with respect to properties held throughout both periods. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions or recoveries as a result of the COVID-19 pandemic and to increase due to tenant reimbursements related to operating expenses as physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets – COVID-19 Pandemic and Portfolio Outlook.”
Dividend income from our real estate equity securities was $7.3 million for the six months ended June 30, 2022. On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT as of that date, we no longer had significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date and dividend income is recognized as it is declared based on eligible units as of the ex-dividend date. Prior to November 9, 2021, our investment in the SREIT was accounted for under the equity method of accounting.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other operating income increased from $7.7 million for the six months ended June 30, 2021 to $8.7 million for the six months ended June 30, 2022. The increase in other operating income was primarily due to an increase in parking revenues for properties held throughout both periods, offset by the disposition of Anchor Centre in January 2021. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions or recoveries as a result of the COVID-19 pandemic.
Operating, maintenance and management costs increased from $32.1 million for the six months ended June 30, 2021 to $34.8 million for the six months ended June 30, 2022. The increase in operating, maintenance and management costs was primarily due to an overall increase in operating costs, including utilities, janitorial and security costs, as a result of general inflation, an increase in physical occupancy at properties held throughout both periods and higher legal fees and space planning costs related to leasing activities, offset by the dispositions of real estate properties subsequent to January 1, 2021. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance decreased from $28.4 million for the six months ended June 30, 2021 to $28.2 million for the six months ended June 30, 2022, primarily due to an insurance credit and property tax refunds received during the six months ended June 30, 2022 and the disposition of Anchor Centre in January 2021, offset by a net increase in real estate taxes as a result of higher property tax assessments for real estate properties held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own.
Asset management fees increased from $9.8 million for the six months ended June 30, 2021 to $9.9 million for the six months ended June 30, 2022, primarily due to capital improvements at properties held throughout both periods, offset by the dispositions of real estate properties subsequent to January 1, 2021. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties. As of June 30, 2022, there were $4.9 million of accrued asset management fees, of which $4.3 million was deferred as of June 30, 2022. For a discussion of accrued and deferred asset management fees, see “– Liquidity  and Capital Resources” herein.
General and administrative expenses increased from $3.6 million for the six months ended June 30, 2021 to $3.8 million for the six months ended June 30, 2022, primarily due to professional fees incurred related to our conflicts committee’s and board of directors’ evaluation of various alternatives available to us, offset by a decrease in proxy costs. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, and third party transfer agent fees. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization decreased from $55.3 million for the six months ended June 30, 2021 to $53.9 million for the six months ended June 30, 2022, primarily as a result of the disposition of Domain Gateway in November 2021. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense increased from $16.7 million for the six months ended June 30, 2021 to $19.8 million for the six months ended June 30, 2022. Included in interest expense was (i) $14.7 million and $17.9 million of interest expense payments for the six months ended June 30, 2021 and 2022, respectively, and (ii) the amortization of deferred financing costs of $2.0 million and $1.9 million for the six months ended June 30, 2021 and 2022, respectively. The increase in interest expense was due to draws on our revolving debt and higher one-month LIBOR and one-month BSBY during the six months ended June 30, 2022, and its impact on interest expense related to the portion of our unhedged variable rate debt. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and our level of future borrowings.
Net gain on derivative instruments increased from $1.0 million for the six months ended June 30, 2021 to $28.9 million for the six months ended June 30, 2022. Included in net gain on derivative instruments was (i) unrealized gain on interest rate swaps of $9.9 million and $35.9 million for the six months ended June 30, 2021 and 2022, respectively, offset by (ii) $8.9 million and $7.0 million of realized loss on interest rate swaps for the six months ended June 30, 2021 and 2022, respectively. The increase in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the six months ended June 30, 2022. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
During the six months ended June 30, 2022, we recorded an unrealized loss on real estate equity securities of $34.5 million as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the six months ended June 30, 2022, we recorded $2.7 million related to the write-off of prepaid offering costs. Given changing market conditions, we continue to evaluate various alternatives available to us. See “–Overview.” In order to avoid additional legal, accounting and other offering costs while we make this determination, we withdrew our registration statement on Form S-11 to register a public offering as an NAV REIT, which had been filed with the SEC, as at this time it is not likely we will pursue a conversion to an “NAV REIT.”
During the six months ended June 30, 2021, we recorded equity in income of an unconsolidated entity of $3.4 million related to our investment in the SREIT. As discussed above, effective November 9, 2021, based on our 18.5% ownership interest in the SREIT as of that date, we do not exercise significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, our investment in the units of the SREIT represents an investment in marketable securities and therefore is presented at fair value as of June 30, 2022, based on the closing price of the SREIT units on the SGX-ST on that date.
We recognized a gain on sale of real estate of $20.5 million related to the disposition of Anchor Centre during the six months ended June 30, 2021. We did not dispose of any real estate during the six months ended June 30, 2022.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2022 and 2021, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(16,157)	$88	$(5,603)	$27,511
Depreciation of real estate assets	21,616	21,596	42,950	42,758
Amortization of lease-related costs	5,022	6,324	10,908	12,561
Unrealized loss on real estate equity securities	17,268	—	34,535	—
Gain on sale of real estate, net	—	—	—	(20,459)
Adjustment for investment in an unconsolidated entity (1)	—	4,513	—	9,029
FFO (2) (3)	27,749	32,521	82,790	71,400
Straight-line rent and amortization of above- and below-market leases, net	(2,931)	(1,905)	(5,335)	(4,716)
Unrealized gains on derivative instruments	(10,082)	(3,933)	(35,870)	(9,830)
Adjustment for investment in an unconsolidated entity (1)	—	293	—	(2,713)
MFFO (2) (3)	$14,736	$26,976	$41,585	$54,141
_____________________
(1) Reflects our noncontrolling interest share of adjustments to convert our net income (loss) to FFO and MFFO for our equity investment in an unconsolidated entity.
(2) FFO and MFFO exclude our share of the SREIT’s FFO and MFFO, respectively, for the period from January 1, 2022 through June 30, 2022. On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT as of that date, we no longer have significant influence over the operations, financial policies and decision making with respect to the SREIT and therefore, ceased accounting for our investment in the SREIT as an equity method investment on that date. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date. As a result, FFO and MFFO related to our investment in the SREIT will be recognized based on dividends declared. FFO and MFFO for the three and six months ended June 30, 2022 reflect the aggregate dividends declared and received from the SREIT for the three and six months ended June 30, 2022.
(3) FFO and MFFO for the three and six months ended June 30, 2022 includes a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to us. Given changing market conditions, we continue to evaluate various alternatives available to us. See “–Overview.” In order to avoid additional legal, accounting and other offering costs while we make this determination, we withdrew our registration statement on Form S-11 to register a public offering as an NAV REIT, which had been filed with the SEC, as at this time it is not likely we will pursue a conversion to an “NAV REIT.”
Our calculation of MFFO above includes amounts related to the operations of two office properties sold on January 19, 2021 and November 2, 2021, respectively. Please refer to the table below with respect to the proportion of MFFO related to the real estate properties sold during 2021 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
MFFO by component:
Assets held for investment	$14,736	$25,648	$41,585	$51,452
Real estate properties sold	—	1,328	—	2,689
MFFO	$14,736	$26,976	$41,585	$54,141

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first and second quarters of 2022 (in thousands, except per share amounts):

Period	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
			Cash	Reinvested	Total
First Quarter 2022	$22,795	$0.149	$16,721	$6,266	$22,987	$7,533
Second Quarter 2022	22,336	0.149	13,336	9,139	22,475	15,996
	$45,131	$0.298	$30,057	$15,405	$45,462	$23,529
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2022 through June 30, 2022, distributions were calculated at a rate of $0.04983333 per share.
(2) Distributions are generally paid on a monthly basis. Distributions for the monthly record date of a given month are generally paid on or about the first business day of the following month.
For the six months ended June 30, 2022, we paid aggregate distributions of $45.5 million, including $30.1 million of distributions paid in cash and $15.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the six months ended June 30, 2022 was $5.6 million. FFO for the six months ended June 30, 2022 was $82.8 million and cash flow from operating activities was $23.5 million. See the reconciliation of FFO to net income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $23.5 million of cash flow from current operating activities, $17.3 million of cash flow from operating activities in excess of distributions paid during prior periods and $4.7 million of proceeds from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the sales or repayment of real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “– Market Outlook – Real Estate and Real Estate Finance Markets,” “– Liquidity and Capital Resources,” and “– Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2022, each as filed with the SEC. Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; the level of participation in our dividend reinvestment plan; and the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our investment in the SREIT. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

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
Distributions Paid
On July 1, 2022, we paid distributions of $7.4 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on June 27, 2022. On August 1, 2022, we paid distributions of $7.4 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on July 26, 2022.
Distributions Authorized
On August 11, 2022, our board of directors authorized an August 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on August 19, 2022, which we expect to pay in September 2022.
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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2022, the fair value of our fixed rate debt was $120.1 million and the outstanding principal balance of our fixed rate debt was $123.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2022. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2022, we were exposed to market risks related to fluctuations in interest rates on $360.6 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. Based on interest rates as of June 30, 2022, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2023, interest expense on our variable rate debt would increase or decrease by $3.6 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of June 30, 2022 were 3.7% and 3.4%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of June 30, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2022 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We are exposed to financial market risk with respect to our investment in the SREIT (SGX-ST Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and Mr. Schreiber currently holds an indirect ownership interest in the external manager of the SREIT. An affiliate of our advisor serves as the U.S. asset manager to the SREIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of June 30, 2022, we held 215,841,899 units of the SREIT which represented 18.4% of the outstanding units of the SREIT as of that date. As of June 30, 2022, the aggregate value of our investment in the units of the SREIT was $145.7 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.675 per unit as of June 30, 2022, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. Based solely on the closing price per unit of the SREIT units as of June 30, 2022, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $14.6 million.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2022, each as filed with the SEC.

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
◦Upon effectiveness of the March 2022 Amended Share Redemption Program and prior to effectiveness of the April 2022 Amended Share Redemption Program, we could redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that once we had received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $2.0 million or less, the last $2.0 million of available funds was reserved exclusively for redemptions sought in connection with Special Redemptions.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
During the six months ended June 30, 2022, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and from debt financing. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	1,153,542	$10.37	(3)
February 2022	1,250,047	$10.39	(3)
March 2022	1,417,714	$10.38	(3)
April 2022	1,147,723	$10.37	(3)
May 2022	1,108,578	$10.39	(3)
June 2022	1,303,979	$10.38	(3)
Total	7,381,583
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
(3) As of August 1, 2022, we had exhausted the funds available under the share redemption program for Ordinary Redemptions for calendar year 2022, and we had approximately 428,000 shares available for Special Redemptions for the remainder of 2022. As of August 1, 2022, we had a total of $4.7 million of outstanding and unfulfilled Ordinary Redemption requests, representing approximately 457,000 shares. We will not be able to redeem shares submitted as Ordinary Redemptions for the remainder of 2022.
For the months of January 2022 through June 2022, we fulfilled all Ordinary Redemption and Special Redemption requests eligible for redemption under our share redemption program and received in good order. See note (3) above.

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 12, 2022	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	August 12, 2022	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)