Form 10-Q
period 2022-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2022-11-09
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 7, 2022, there were 147,707,028 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate:
Land	$290,121	$290,121
Buildings and improvements	2,200,670	2,090,983
Tenant origination and absorption costs	49,979	60,162
Total real estate held for investment, cost	2,540,770	2,441,266
Less accumulated depreciation and amortization	(638,453)	(572,968)
Total real estate, net	1,902,317	1,868,298
Real estate equity securities	116,555	180,228
Total real estate and real estate-related investments, net	2,018,872	2,048,526
Cash and cash equivalents	43,039	44,404
Restricted cash	1,241	2,032
Rents and other receivables, net	92,383	88,534
Above-market leases, net	282	348
Due from affiliate	—	343
Prepaid expenses and other assets	114,375	70,014
Total assets	$2,270,192	$2,254,201
Liabilities and equity
Notes payable, net	$1,621,277	$1,465,398
Accounts payable and accrued liabilities	59,917	58,323
Due to affiliate	9,400	8,126
Distributions payable	7,336	7,735
Below-market leases, net	2,161	3,277
Other liabilities	57,964	48,780
Redeemable common stock payable	11,109	—
Total liabilities	1,769,164	1,591,639
Commitments and contingencies (Note 11)
Redeemable common stock	15,905	42,369
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 147,203,609 and 153,150,766 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,473	1,532
Additional paid-in capital	1,275,849	1,322,613
Cumulative distributions in excess of net income	(792,199)	(703,952)
Total stockholders’ equity	485,123	620,193
Total liabilities and equity	$2,270,192	$2,254,201

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$67,897	$68,538	$204,939	$209,396
Dividend income from real estate equity securities	7,598	—	14,850	—
Other operating income	4,724	4,523	13,468	12,254
Total revenues	80,219	73,061	233,257	221,650
Expenses:
Operating, maintenance and management	19,674	17,313	54,506	49,378
Real estate taxes and insurance	13,069	14,992	41,231	43,371
Asset management fees to affiliate	5,091	5,019	14,952	14,858
General and administrative expenses	1,889	1,621	5,689	5,223
Depreciation and amortization	29,905	28,298	83,763	83,617
Interest expense	17,166	8,997	36,992	25,675
Net (gain) loss on derivative instruments	(20,205)	661	(49,143)	(303)
Total expenses	66,589	76,901	187,990	221,819
Other (loss) income:
Unrealized loss on real estate equity securities	(29,138)	—	(63,673)	—
Write-off of prepaid offering costs	—	—	(2,728)	—
Equity in income of an unconsolidated entity	—	1,595	—	4,945
Gain on sale of real estate, net	—	—	—	20,459
Other income	—	—	6	—
Other interest income	12	10	29	41
Total other (loss) income, net	(29,126)	1,605	(66,366)	25,445
Net (loss) income	$(15,496)	$(2,235)	$(21,099)	$25,276
Net (loss) income per common share, basic and diluted	$(0.11)	$(0.01)	$(0.14)	$0.14
Weighted-average number of common shares outstanding, basic and diluted	147,247,890	163,025,885	149,647,042	177,779,472

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2022 and 2021 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2022	147,273,576	$1,473	$1,275,423	$(754,686)	$522,210
Net loss	—	—	—	(15,496)	(15,496)
Issuance of common stock	878,188	9	8,983	—	8,992
Transfers from redeemable common stock	—	—	1,388	—	1,388
Redemptions of common stock	(948,155)	(9)	(9,937)	—	(9,946)
Distributions declared	—	—	—	(22,017)	(22,017)
Other offering costs	—	—	(8)	—	(8)
Balance, September 30, 2022	147,203,609	$1,473	$1,275,849	$(792,199)	$485,123

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2021	186,256,002	$1,862	$1,291,164	$(772,874)	$520,152
Net loss	—	—	—	(2,235)	(2,235)
Issuance of common stock	636,041	6	6,501	—	6,507
Transfers from redeemable common stock	—	—	329,480	—	329,480
Redemptions of common stock	(29,686,941)	(296)	(307,421)	—	(307,717)
Distributions declared	—	—	—	(23,863)	(23,863)
Other offering costs	—	—	(6)	—	(6)
Balance, September 30, 2021	157,205,102	$1,572	$1,319,718	$(798,972)	$522,318

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2021	153,150,766	$1,532	$1,322,613	$(703,952)	$620,193
Net loss	—	—	—	(21,099)	(21,099)
Issuance of common stock	2,382,581	24	24,373	—	24,397
Transfers from redeemable common stock	—	—	15,356	—	15,356
Redemptions of common stock	(8,329,738)	(83)	(86,484)	—	(86,567)
Distributions declared	—	—	—	(67,148)	(67,148)
Other offering costs	—	—	(9)	—	(9)
Balance, September 30, 2022	147,203,609	$1,473	$1,275,849	$(792,199)	$485,123

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2020	184,249,076	$1,842	$1,641,184	$(744,990)	$898,036
Net income	—	—	—	25,276	25,276
Issuance of common stock	3,209,068	32	32,760	—	32,792
Transfers to redeemable common stock	—	—	(40,722)	—	(40,722)
Redemptions of common stock	(30,253,042)	(302)	(313,498)	—	(313,800)
Distributions declared	—	—	—	(79,258)	(79,258)
Other offering costs	—	—	(6)	—	(6)
Balance, September 30, 2021	157,205,102	$1,572	$1,319,718	$(798,972)	$522,318

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(21,099)	$25,276
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	83,763	83,617
Equity in income of an unconsolidated entity	—	(4,945)
Unrealized loss on real estate equity securities	63,673	—
Distribution of operating cash flow from an unconsolidated entity	—	19,861
Deferred rents	(7,230)	(4,221)
Amortization of above- and below-market leases, net	(1,050)	(1,697)
Amortization of deferred financing costs	2,898	2,994
Unrealized gain on derivative instruments	(54,578)	(13,740)
Gain on sale of real estate	—	(20,459)
Write-off of prepaid offering costs	2,728	—
Interest rate swap settlements for off-market swap instruments	248	2,209
Changes in operating assets and liabilities:
Rents and other receivables	1,218	(4,287)
Due from affiliate	343	—
Prepaid expenses and other assets	(13,320)	(14,616)
Accounts payable and accrued liabilities	(3,045)	3,033
Due to affiliate	1,274	386
Other liabilities	2,940	2,829
Net cash provided by operating activities	58,763	76,240
Cash Flows from Investing Activities:
Improvements to real estate	(83,230)	(50,944)
Proceeds from sale of real estate, net	—	98,000
Net cash (used in) provided by investing activities	(83,230)	47,056
Cash Flows from Financing Activities:
Proceeds from notes payable	236,618	241,240
Principal payments on notes payable	(82,575)	(38,400)
Payments of deferred financing costs	(1,062)	(377)
Interest rate swap settlements for off-market swap instruments	(834)	(2,201)
Payments to redeem common stock	(86,567)	(313,800)
Payments of prepaid other offering costs	(110)	(855)
Payments of other offering costs	(9)	(6)
Distributions paid to common stockholders	(43,150)	(47,732)
Net cash provided by (used in) financing activities	22,311	(162,131)
Net decrease in cash, cash equivalents and restricted cash	(2,156)	(38,835)
Cash, cash equivalents and restricted cash, beginning of period	46,436	77,811
Cash, cash equivalents and restricted cash, end of period	$44,280	$38,976
Supplemental Disclosure of Cash Flow Information:
Interest paid	$37,814	$33,849
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$7,336	$7,921
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$24,397	$32,792
Accrued prepaid other offering costs	$—	$99
Redeemable common stock payable	$11,109	$—
Accrued improvements to real estate	$23,230	$11,452
Accrued interest rate swap settlements related to off-market swap instruments	$(327)	$253

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2022, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of September 30, 2022, the Company owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of September 30, 2022, the Company had also sold 43,202,332 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $446.1 million. Also as of September 30, 2022, the Company had redeemed or repurchased 73,004,561 shares sold in the Offering for $774.5 million.
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
September 30, 2022
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the three and nine months ended September 30, 2022, the Company presented gains and losses on derivative instruments separate from interest expense on the Company’s consolidated statement of operations. Accordingly, the Company’s gains and losses on derivative instruments were reclassified for all periods presented.
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
September 30, 2022
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
On November 1, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.78 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to the Company’s net asset value to give effect to (i) the change in the estimated value of the Company’s investment in units of the SREIT (SGX-ST Ticker: “OXMU”) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. The change in the dividend reinvestment plan purchase price was effective for the December 1, 2021 dividend reinvestment plan purchase date and was effective until the estimated value per share was updated. Commencing with the December 1, 2021 purchase date and until the estimated value per share was updated, the purchase price per share under the dividend reinvestment plan was $10.24.
On September 28, 2022, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.00 (unaudited) based on (i) appraisals of the Company’s 17 real estate properties as of July 31, 2022, the estimated value of the Company’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of September 20, 2022 and the estimated value of the Company’s other assets as of June 30, 2022 less (ii) the estimated value of the Company’s liabilities as of June 30, 2022, all divided by the number of shares outstanding as of June 30, 2022. The change in the dividend reinvestment plan purchase price was effective for the October 3, 2022 dividend reinvestment plan purchase date and is effective until the estimated value per share is updated. Commencing with the October 3, 2022 purchase date and until the estimated value per share is updated, the purchase price per share under the dividend reinvestment plan is $8.55.
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
September 30, 2022
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
September 30, 2022
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
September 30, 2022
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
On September 28, 2022, the Company’s board of directors approved an estimated value per share of its common stock of $9.00 (unaudited) as described above under “— Dividend Reinvestment Plan.” This estimated value per share became effective for the October 2022 redemption date, which was October 31, 2022. The Company currently expects to utilize an independent valuation firm to update its estimated value per share no later than December 2023.
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
During the nine months ended September 30, 2022, the Company had redeemed $86.6 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2022 redemption date, except for Ordinary Redemption requests for 1,162,704 shares totaling $10.0 million due to the limitations of the share redemption program described above. In addition, during the month of September 2022, the Company had received Special Redemption requests for 118,096 shares or approximately $1.1 million, which were unfulfilled as of September 30, 2022 due to the requirement under the share redemption program that the first redemption date following the Company’s announcement of an updated estimated value per share shall be no less than 10 business days after the Company’s announcement of an estimated value per share in a filing with the SEC. These Special Redemption requests were subsequently redeemed on October 31, 2022. The Company recorded $11.1 million of redeemable common stock payable on the Company’s balance sheet as of September 30, 2022 related to these unfulfilled redemption requests. As of August 1, 2022, the Company had exhausted the funds available under the share redemption program for Ordinary Redemptions for calendar year 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Offering Costs
Direct and incremental costs related to the issuance of stock such as legal fees, printing costs and bankers’ or underwriters’ fees are accounted for as a reduction in the proceeds from the sale of the stock and accordingly, recorded as a reduction of equity in the Company’s consolidated statements of equity. Prior to the effective date of an equity offering, these costs are deferred and included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The deferred costs of a subsequently aborted offering are expensed. During the nine months ended September 30, 2022, the Company wrote-off $2.7 million of prepaid offering costs in connection with the withdrawal of the Company’s Registration Statement on Form S-11 to offer additional shares under a proposed offering, which were included as an expense in the Company’s consolidated statements of operations.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2022 and 2021, respectively.
Distributions declared per common share were $0.150 and $0.448 in the aggregate for the three and nine months ended September 30, 2021, respectively. Distributions declared per common share were $0.150 and $0.448 in the aggregate for the three and nine months ended September 30, 2022, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2021 through September 2021 and January 2022 through September 2022. For each monthly record date for distributions during the period from January 1, 2021 through September 30, 2021 and January 1, 2022 through September 30, 2022, distributions were calculated at a rate of $0.04983333 per share.
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
September 30, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Issued Accounting Standards Update
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”) to provide temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Modified contracts that meet the following criteria are eligible for relief from the modification accounting requirements under GAAP: (1) the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform, (2) the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform, and (3) any contemporaneous changes to other terms (i.e., those that do not directly replace or have the potential to replace the reference rate) that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. In addition, ASU No. 2020-04 provides various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. In October 2022, the FASB approved a two-year extension of the temporary accounting relief provided under ASU No. 2020-04 to December 31, 2024. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. An entity may elect to apply the amendments in ASU No. 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through September 30, 2022, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. Certain of the Company’s loan agreements, derivative instruments, and lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected not to designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
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
The Company has granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021 or consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $3.9 million of rent deferrals for the period from March 2020 through March 2023 and granting $4.7 million in rental abatements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
As of September 30, 2022, the Company had $0.6 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $0.4 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the three and nine months ended September 30, 2022, the Company recorded $0.7 million and $2.0 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic. For the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $0.7 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
3. REAL ESTATE
As of September 30, 2022, the Company’s real estate portfolio was composed of 16 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.3 million rentable square feet. As of September 30, 2022, the Company’s real estate portfolio was collectively 82.7% occupied. The following table summarizes the Company’s investments in real estate as of September 30, 2022 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$135,364	$(46,452)	$88,912
McEwen Building	04/30/2012	Franklin	TN	Office	38,574	(10,143)	28,431
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	34,314	(9,997)	24,317
60 South Sixth (2)	01/31/2013	Minneapolis	MN	Office	159,908	(51,590)	108,318
Preston Commons	06/19/2013	Dallas	TX	Office	142,141	(36,239)	105,902
Sterling Plaza	06/19/2013	Dallas	TX	Office	90,177	(25,348)	64,829
201 Spear Street	12/03/2013	San Francisco	CA	Office	152,236	(35,044)	117,192
Accenture Tower	12/16/2013	Chicago	IL	Office	542,281	(135,360)	406,921
Ten Almaden	12/05/2014	San Jose	CA	Office	131,063	(36,531)	94,532
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	219,081	(54,615)	164,466
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,715	(39,546)	115,169
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	82,455	(8,898)	73,557
201 17th Street	06/23/2015	Atlanta	GA	Office	102,578	(28,886)	73,692
515 Congress	08/31/2015	Austin	TX	Office	132,699	(28,793)	103,906
The Almaden	09/23/2015	San Jose	CA	Office	195,206	(42,104)	153,102
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,947	(12,317)	48,630
Carillon	01/15/2016	Charlotte	NC	Office	167,031	(36,590)	130,441
					$2,540,770	$(638,453)	$1,902,317
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) This property was formerly known as RBC Plaza and was re-named 60 South Sixth in connection with the Company’s re-branding strategy for this property.
As of September 30, 2022, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$406,921	17.9%	$35,080	$28.32	85.0%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
3. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2022, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 16.7 years with a weighted-average remaining term of 5.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $9.2 million and $8.7 million as of September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022 and 2021, the Company recognized deferred rent from tenants of $7.2 million and $4.2 million, respectively. As of September 30, 2022 and December 31, 2021, the cumulative deferred rent balance was $87.1 million and $85.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $17.8 million and $22.8 million of unamortized lease incentives as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2022 through December 31, 2022	$50,395
2023	195,203
2024	188,020
2025	168,657
2026	149,615
Thereafter	585,822
$1,337,712

As of September 30, 2022, the Company’s office and office/retail properties were leased to approximately 560 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	111	$39,567	18.3%
Real Estate	55	22,988	10.6%
		$62,555	28.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
3. REAL ESTATE (CONTINUED)
As of September 30, 2022, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of September 30, 2022, the Company’s net investments in real estate in California, Illinois and Texas represented 23.3%, 17.9% and 16.0% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.

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
As of September 30, 2022, the Company did not have any real estate properties held for sale.
The results of operations for the office properties sold during the year ended December 31, 2021 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to these properties for the three and nine months ended September 30, 2021 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental income	$—	$2,450	$—	$7,460
Other operating income	—	—	—	94
Total revenues	$—	$2,450	$—	$7,554
Expenses
Operating, maintenance, and management	$—	$20	$—	$236
Real estate taxes and insurance	—	9	—	130
Asset management fees to affiliate	—	113	—	374
General and administrative expenses	—	157	—	190
Depreciation and amortization	—	837	—	2,429
Interest expense	—	248	—	596
Total expenses	$—	$1,384	$—	$3,955

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of September 30, 2022 and December 31, 2021, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Cost	$49,979	$60,162	$983	$1,112	$(9,869)	$(15,395)
Accumulated Amortization	(35,774)	(41,387)	(701)	(764)	7,708	12,118
Net Amount	$14,205	$18,775	$282	$348	$(2,161)	$(3,277)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Amortization	$(1,332)	$(1,990)	$(21)	$(24)	$284	$582

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Amortization	$(4,570)	$(6,159)	$(66)	$(76)	$1,116	$1,773

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
6. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of September 30, 2022, REIT Properties III held 215,841,899 units of the SREIT which represented 18.3% of the outstanding units of the SREIT. As of September 30, 2022, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $116.6 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.540 per unit as of September 30, 2022.
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
On November 9, 2021, upon the Company’s sale of 73,720,000 units in the SREIT, the Company determined that based on its ownership interest of 18.5% of the outstanding units of the SREIT as of that date, it no longer had significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, effective November 9, 2021, the Company’s investment in the units of the SREIT represent an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date and dividend income is recognized as it is declared based on eligible units as of the ex-dividend date.
During the three and nine months ended September 30, 2022, the Company recognized $7.6 million and $14.9 million of dividend income from its investment in the SREIT, respectively. During the three and nine months ended September 30, 2022, the Company recorded an unrealized loss on real estate equity securities of $29.1 million and $63.7 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded equity in income from an unconsolidated entity of $1.6 million and $4.9 million, respectively, related to its investment in the SREIT. Equity in income from an unconsolidated entity for the three and nine months ended September 30, 2021 included a gain of $1.1 million to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in July 2021. During the three and nine months ended September 30, 2021, the Company received $10.0 million and $19.9 million of dividends from its investment in the SREIT, which was recorded as a reduction of the Company’s carrying value of its equity method investment. The Company elected to apply the nature of the distribution approach for purposes of presentation of the dividends on the statement of consolidated cash flows and classified the dividends received during the nine months ended September 30, 2021 as operating activities on the statement of consolidated cash flows for the nine months ended September 30, 2021. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
7. NOTES PAYABLE
As of September 30, 2022 and December 31, 2021, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of September 30, 2022 (1)	Effective Interest Rate as of September 30, 2022 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$123,000	$123,000	3.65%	3.65%	Interest Only	12/01/2023
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	4.62%	Interest Only	01/05/2024
Carillon Mortgage Loan (4)	88,800	105,800	One-month LIBOR +1.40%	4.54%	Interest Only	04/11/2024
Modified Portfolio Revolving Loan Facility (5)	249,145	196,595	One-month LIBOR + 1.50%	4.64%	Interest Only	03/01/2023
3001 & 3003 Washington Mortgage Loan	142,670	143,245	One-month LIBOR + 1.45%	4.59%	Principal & Interest	06/01/2024
Accenture Tower Revolving Loan (6)	281,250	281,250	One-month LIBOR + 2.25%	5.39%	Interest Only	11/02/2023
Unsecured Credit Facility (7)	37,500	37,500	One-month LIBOR + 2.10%	5.24%	Interest only	07/30/2023
Amended and Restated Portfolio Loan Facility (8)	513,968	459,900	One-month BSBY (9) +1.80%	4.89%	Interest only	11/03/2023
Park Place Village Mortgage Loan (10)	65,000	—	One-month Term SOFR + 1.95%	4.99%	Interest only	08/31/2025
Total notes payable principal outstanding	$1,626,333	$1,472,290
Deferred financing costs, net	(5,056)	(6,892)
Total Notes Payable, net	$1,621,277	$1,465,398
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2022. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2022, consisting of the contractual interest rate and using interest rate indices as of September 30, 2022, where applicable. For information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of September 30, 2022; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of September 30, 2022, The Almaden Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Almaden Mortgage Loan bears interest at a fixed rate of 3.65% for the initial term of the loan and a floating rate of 350 basis points over one-month LIBOR during the extension options, subject to a minimum interest rate of 3.65%.
(4) As of September 30, 2022, the borrowing capacity under the Carillon Mortgage Loan was $111.0 million, of which $88.8 million is term debt and $22.2 million is revolving debt. As of September 30, 2022, the outstanding balance under the loan consisted of $88.8 million of term debt. As of September 30, 2022, $22.2 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(5) As of September 30, 2022, the Modified Portfolio Revolving Loan Facility was secured by 515 Congress, the McEwen Building, Gateway Tech Center and 201 17th Street. As of September 30, 2022, the borrowing capacity under the Modified Portfolio Revolving Loan Facility was $249.2 million, of which $124.6 million is term debt and $124.6 million is revolving debt. As of September 30, 2022, the outstanding balance under the loan consisted of $124.6 million of term debt and $124.6 million of revolving debt. The Modified Portfolio Revolving Loan Facility has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents.
(6) As of September 30, 2022, the outstanding balance under the Accenture Tower Revolving Loan consisted of $281.3 million of term debt and an additional $93.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of September 30, 2022, the Accenture Tower Revolving Loan has two 12-month extension options, subject to certain terms and conditions contained in the loan documents.
(7) As of September 30, 2022, the borrowing capacity under the Unsecured Credit Facility was $75.0 million, of which $37.5 million is term debt and $37.5 million is revolving debt. As of September 30, 2022, the outstanding balance under the Unsecured Credit Facility consisted of $37.5 million of term debt and an additional $37.5 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Unsecured Credit Facility has one 12-month extension option, subject to certain terms and conditions contained in the loan documents.
(8) As of September 30, 2022, the Amended and Restated Portfolio Loan Facility was secured by 60 South Sixth, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. As of September 30, 2022, the borrowing capacity under the Amended and Restated Portfolio Loan Facility was $613.2 million, of which $459.9 million is term debt and $153.3 million is revolving debt. As of September 30, 2022, the outstanding balance under the loan consisted of $459.9 million of term debt and $54.1 million of revolving debt. As of September 30, 2022, an additional $99.2 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Amended and Restated Portfolio Loan Facility has one 12-month extension option, subject to certain terms and conditions as described in the loan documents.
(9) Bloomberg Short-Term Bank Yield Index (“BSBY”).
(10) See below, “– Recent Financing Transaction - Park Place Village Loan.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
7. NOTES PAYABLE (CONTINUED)
During the three and nine months ended September 30, 2022, the Company’s interest expense related to notes payable was $17.2 million and $37.0 million, respectively. During the three and nine months ended September 30, 2021, the Company’s interest expense related to notes payable was $9.0 million and $25.7 million, respectively. Included in interest expense was the amortization of deferred financing costs of $1.0 million and $2.9 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, $4.9 million and $4.0 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2022 (in thousands):

October 1, 2022 through December 31, 2022	$439
2023	1,206,684
2024	354,210
2025	65,000
2026	—
Thereafter	—
$1,626,333

The Company’s notes payable contain financial debt covenants. As of September 30, 2022, the Company was in compliance with these debt covenants.
Recent Financing Transaction
Park Place Village Mortgage Loan
On September 1, 2022, the Company, through an indirect wholly owned subsidiary, entered into a three-year loan agreement with a lender unaffiliated with the Company or the Advisor, for a committed amount of $65.0 million (the “Park Place Village Mortgage Loan”). The Park Place Village Mortgage Loan is secured by Park Place Village.
The Park Place Village Mortgage Loan matures on August 31, 2025, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents. The Park Place Village Mortgage Loan bears interest at the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) plus 195 basis points per annum. Monthly payments are interest only during the initial term and the first extension option, with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. During the second extension option, certain future monthly payments due under the Park Place Village Mortgage Loan also include amortizing principal payments. The Company has the right to repay the loan in part and in whole, without penalty or premium, at any time, subject to certain terms and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
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
As of September 30, 2022, the Company has entered into 17 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2022 and December 31, 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2022		December 31, 2021			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2022
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	17	$1,719,490	12	$1,420,390	One-month LIBOR/ Fixed at 0.70% - 2.11% One-month Term SOFR/ Fixed at 2.38% - 2.54%	1.7%	1.1
_____________________
(1) Includes nine forward interest rate swaps: i) four forward interest rate swaps in the total amount of $300.0 million will become effective on November 1, 2022 and mature on January 1, 2025, (ii) four forward interest rate swaps in the total amount of $200.0 million will become effective on November 1, 2023 and mature on February 1, 2026 and (iii) one forward interest rate swap in the amount of $100.0 million will become effective on November 1, 2023 and mature on May 1, 2026.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 (dollars in thousands):

		September 30, 2022		December 31, 2021
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value (1)	17	$42,530	5	$757
Interest rate swaps	Other liabilities, at fair value (2)	—	$—	7	$(12,805)
_____________________
(1) Includes nine forward interest rate swaps. See footnote (1) to the table immediately above. As of September 30, 2022, prepaid expenses and other assets included a $9.6 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option. As of December 31, 2021, prepaid expenses and other assets included a $0.1 million asset related to the fair value of an off-market interest rate swap determined to be a hybrid financial instrument for which the Company elected to apply the fair value option.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
8. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$184	$4,571	$7,152	$13,437
Realized gain recognized on interest rate swaps	(1,681)	—	(1,717)	—
Unrealized gain on interest rate swaps (1)	(18,708)	(3,910)	(54,578)	(13,740)
Net (gain) loss on derivative instruments	$(20,205)	$661	$(49,143)	$(303)
_____________________
(1) For the three and nine months ended September 30, 2022, unrealized gain on interest rate swaps included a $2.2 million and $11.6 million unrealized gain, respectively, related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option. For the three and nine months ended September 30, 2021, unrealized gain on interest rate swaps included a $0.6 million and $3.0 million unrealized gain, respectively, related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
9. FAIR VALUE DISCLOSURES (CONTINUED)
Real estate equity securities: At September 30, 2022, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2022 and December 31, 2021, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,626,333	$1,621,277	$1,611,382	$1,472,290	$1,465,398	$1,469,580

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
9. FAIR VALUE DISCLOSURES (CONTINUED)
As of September 30, 2022, the Company measured the following financial instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$116,555	$116,555	$—	$—
Asset derivatives - interest rate swaps (1)	$42,530	$—	$42,530	$—
_____________________
(1) Includes nine forward interest rate swaps. See Note 8 “Derivative Instruments”. Also includes a $9.6 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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
September 30, 2022
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2022 and 2021, respectively, and any related amounts receivable and payable as of September 30, 2022 and December 31, 2021 (in thousands):

	Incurred				Receivable as of		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Expensed
Asset management fees (1)	$5,091	$5,019	$14,952	$14,858	$—	$—	$9,160	$8,065
Reimbursement of operating expenses (2)	53	101	245	432	—	343	240	61
Disposition fees (3)	—	—	—	1,005	—	—	—	—
	$5,144	$5,120	$15,197	$16,295	$—	$343	$9,400	$8,126
_____________________
(1) See “Deferral of Asset Management Fees” and Note 12, “Subsequent Events – Renewal and Amendment of Advisory Agreement” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $48,000 and $150,000 for the three and nine months ended September 30, 2022, respectively, and $100,000 and $332,000 for the three and nine months ended September 30, 2021, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2022 and 2021, respectively. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) and other than future payments pursuant to the Bonus Retention Fund (see Note 12, “Subsequent Events – Renewal and Amendment of Advisory Agreement”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. As of December 31, 2021, the Company was charged $0.8 million by certain vendors for services for which the Company believes it was either overcharged or which were never performed. Additionally, during the nine months ended September 30, 2022, the Company incurred $1.6 million of legal and accounting costs related to the investigation of this matter. The Advisor agreed to reimburse the Company for any amounts inappropriately charged to the Company for these vendor services, including legal and accounting costs incurred related to the investigation of this matter. As of December 31, 2021, the Company had recorded a receivable of $0.3 million related to the reimbursement of these overpayments and also recorded a credit against the liability for asset management fees that were deferred in prior periods of $0.5 million that would have been due by the Company to the Advisor in those periods as a result of the increase in the Company’s net income and MFFO for such periods, and corresponding decrease in expenses, related to the charges that the Company should not have incurred. As of September 30, 2022, the Advisor had reimbursed the Company $1.9 million in cash for amounts inappropriately charged to the Company and for legal and accounting costs related to the investigation of this matter and the Company has not recorded any additional receivable from the Advisor as of September 30, 2022 for this matter.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the nine months ended September 30, 2022 and 2021, the Advisor incurred $79,000 and $79,000, respectively, for the costs of the supplemental coverage obtained by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
Deferral of Asset Management Fees
Prior to entering the Renewed Advisory Agreement (see Note 12, “Subsequent Events – Renewal and Amendment of Advisory Agreement”), the Advisory Agreement provided that with respect to asset management fees accruing from March 1, 2014, the Advisor would defer, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Institute for Portfolio Alternatives in November 2010 and interpreted by the Company, excluding asset management fees, did not exceed the amount of distributions declared by the Company for record dates of that month. The Company remained obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeded the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus was deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeded the amount of the asset management fee payable for such month, any remaining MFFO Surplus was applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.
Additionally, prior to entering the Renewed Advisory Agreement, the Advisory Agreement provided that notwithstanding the foregoing, any and all deferred asset management fees that were unpaid would become immediately due and payable at such time as the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8.0% per year cumulative, noncompounded return on such net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to receive deferred asset management fees.
As of September 30, 2022 and December 31, 2021, the Company had accrued $9.2 million and $8.1 million of asset management fees, respectively, of which $8.5 million and $6.4 million were deferred as of September 30, 2022 and December 31, 2021, respectively, pursuant to the provision for deferral of asset management fees under the Advisory Agreement as described above. For the nine months ended September 30, 2022, the Company and the Advisor agreed to adjust MFFO for the purpose of the calculation above to add back the following non-operating expenses: a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to the Company.
On November 8, 2022, the Company and the Advisor entered into the Renewed Advisory Agreement, which amended certain provisions related to the payment of asset management fees, among other provisions. See Note 12, “Subsequent Events – Renewal and Amendment of Advisory Agreement.”
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
September 30, 2022
(unaudited)
10. RELATED PARTY TRANSACTIONS (CONTINUED)
During the three and nine months ended September 30, 2022, the Company recognized $82,000 and $247,000 of revenue related to this lease, respectively. During the three and nine months ended September 30, 2021, the Company recognized $81,000 and $245,000 of revenue related to this lease, respectively.
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
During the nine months ended September 30, 2022 and 2021, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
12. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 3, 2022, the Company paid distributions of $7.3 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on September 28, 2022. On November 1, 2022, the Company paid distributions of $7.4 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on October 21, 2022.
Distributions Authorized
On November 8, 2022, the Company’s board of directors authorized a November 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on November 21, 2022, which the Company expects to pay in December 2022 and a December 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 20, 2022, which the Company expects to pay in January 2023.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Renewal and Amendment of Advisory Agreement
On November 8, 2022, the Company and the Advisor renewed the Advisory Agreement and amended certain provisions related to the payment of asset management fees (the “Renewed Advisory Agreement”), among other provisions.
Pursuant to the Renewed Advisory Agreement, for asset management services, the Company will pay the Advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to the Advisor). In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment (but excluding acquisition fees paid or payable to the Advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to the Advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to the Advisor), as of the time of calculation. The Company currently does not pay any asset management fees in connection with the Company’s investment in the equity securities of the SREIT.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
12. SUBSEQUENT EVENTS (CONTINUED)
However, pursuant to the Renewed Advisory Agreement and until the Bonus Retention Fund (defined below) is fully funded, commencing with asset management fees accruing from October 1, 2022, the Company will pay $1.15 million of the monthly asset management fee to the Advisor in cash and the Company will deposit the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Company will be deemed to have fully funded the Bonus Retention Fund once the Company has deposited $8.5 million in cash into such account, at which time the monthly asset management fee will be payable in full to the Advisor. Amounts deposited in the Bonus Retention Fund will not be due or paid by the Company to the Advisor unless the Company has received an invoice from the Advisor with a computation of the payments paid or to be paid by the Advisor to employees pursuant to the Advisor’s employee retention program for the applicable period. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Renewed Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Renewed Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. The Company has not made any payments to the Advisor from the Bonus Retention Fund as of November 9, 2022.
Prior to entering the Renewed Advisory Agreement, the Advisory Agreement had provided that with respect to asset management fees accruing from March 1, 2014, the Advisor would defer, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s MFFO for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by the Company, excluding asset management fees, did not exceed the amount of distributions declared by the Company for record dates of that month. The Company remained obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeded the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus was deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeded the amount of the asset management fee payable for such month, any remaining MFFO Surplus was applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.
Pursuant to the Renewed Advisory Agreement, asset management fees accruing from October 1, 2022 will no longer be subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The Renewed Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
12. SUBSEQUENT EVENTS (CONTINUED)
Like the prior Advisory Agreement, the Renewed Advisory Agreement provides that notwithstanding the foregoing, any and all Deferred Asset Management Fees that are unpaid will become immediately due and payable at such time as the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8.0% per year cumulative, noncompounded return on such net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to receive Deferred Asset Management Fees.
In addition, the Renewed Advisory Agreement provides that any and all Deferred Asset Management Fees that are unpaid will also be immediately due and payable upon the earlier of:
(i)    a listing of the Company’s shares of common stock on a national securities exchange;
(ii)    the Company’s liquidation and dissolution;
(iii)    a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (y) the Company is not the surviving entity and (z) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; and
(v)    the sale or other disposition of all or substantially all of the Company’s assets.
The Renewed Advisory Agreement has a term expiring on September 27, 2023 but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Renewed Advisory Agreement may be terminated (i) upon 60 days written notice without cause or penalty by either the Company (acting through the Conflicts Committee) or the Advisor or (ii) immediately by the Company for cause or upon the bankruptcy of the Advisor. If the Renewed Advisory Agreement is terminated without cause, then the Advisor will be entitled to receive from the Company any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees, provided that upon such non-renewal or termination the Company does not retain an advisor in which the Advisor or its affiliates have a majority interest. Upon termination of the Renewed Advisory Agreement, all unpaid Deferred Asset Management Fees will automatically be forfeited by the Advisor, and if the Renewed Advisory Agreement is terminated for cause, any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees will also automatically be forfeited by the Advisor.
There were no other material changes in the Renewed Advisory Agreement from the Advisory Agreement that was previously in effect.

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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust III, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies and prospects and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the continued disruptions in the financial markets.
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
•We cannot guarantee that we will pay distributions or that distributions at the current rate are sustainable. We have and may in the future fund distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. We have no limits on the amounts we may pay from such sources.
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
•Our significant investment in the equity securities of the SREIT, a traded Singapore real estate investment trust, is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to the quantity of units held by us relative to the trading volume of the units. The COVID-19 pandemic and the disruptions in the financial markets discussed below have caused significant negative pressure in the financial markets. Since March 2020, the trading price of the common units of the SREIT has experienced substantial volatility.
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
•In December 2019, our board of directors determined to temporarily suspend Ordinary Redemptions (defined below) under the share redemption program, and Ordinary Redemptions remained suspended through June 30, 2021. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). Further, on June 3, 2021, we announced that, in connection with the approval of a self-tender offer, our board of directors had approved a temporary suspension of all redemptions under the share redemption program, including Special Redemptions. On July 14, 2021, our board of directors approved an amended and restated share redemption program and Ordinary Redemptions and Special Redemptions resumed effective for the July 30, 2021 redemption date. As of August 1, 2022, we had exhausted the funds available under the share redemption program for Ordinary Redemptions for calendar year 2022. As of September 30, 2022, we had a total of $10.0 million of outstanding and unfulfilled Ordinary Redemption requests, representing 1,162,704 shares. As of November 1, 2022, we had approximately 93,000 shares available for Special Redemptions for the remainder of 2022. Ordinary Redemptions under the share redemption program are expected to resume for the January 31, 2023 redemption date. No Ordinary Redemption requests will be accepted or collected under the share redemption program until January 3, 2023, and all unsatisfied Ordinary Redemption requests for calendar year 2022 have been cancelled and must be resubmitted. We cannot predict future redemption demand with any certainty. If future redemption requests exceed the redemption limitations under our share redemption program, the number of rejected redemption requests will increase over time. Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2022, each as filed with the Securities and Exchange Commission (the “SEC”), as well as the risks identified in Part II, Item 1A herein.

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
We have invested in a diverse portfolio of real estate investments. As of September 30, 2022, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of September 30, 2022, we had also sold 43,202,332 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $446.1 million. Also as of September 30, 2022, we had redeemed or repurchased 73,004,561 shares for $774.5 million.
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
Our conflicts committee and board of directors continue to evaluate all alternatives available to us. Based on our assessment of alternatives available to us, market conditions, our assessment of our capital raising prospects, uncertainty as a result of the COVID-19 pandemic’s impact on work-from-home arrangements and the impact of such arrangements on the U.S. office market, and the current state of the debt capital markets, our conflicts committee and board of directors may conclude that it would be in the best interest of our stockholders to (i) continue to operate as a going concern under our current business plan, or (ii) adopt a plan of liquidation that would involve the sale of our remaining assets (in which event such plan would be presented to stockholders for approval), although we would not anticipate adopting a plan of liquidation in the immediate future. In addition, at this time we do not intend to pursue a conversion to an “NAV REIT”. In the near term, while our conflicts committee and board of directors explore alternatives available to us, we may market certain of our assets for sale. Although we remain focused on providing stable distributions and enhanced liquidity to stockholders while maximizing returns to stockholders, we can provide no assurances in this regard. We also can provide no assurances as to whether or when any alternative being considered by our board of directors will be consummated.
Section 5.11 of our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by September 30, 2020, unless a majority of the conflicts committee of our board of directors, composed solely of all of our independent directors, determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee considered the conflicts committee’s and the board of directors’ assessment of alternatives available to us, market conditions, uncertainty as a result of the COVID-19 pandemic’s impact on work-from-home arrangements and the impact of such arrangements on the U.S. office market, the debt capital markets, and the lack of liquidity in the marketplace, and on September 28, 2022, our conflicts committee unanimously determined to postpone approval of our liquidation. Section 5.11 of our charter requires that the conflicts committee revisit the issue of liquidation at least annually.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Increases in the cost of financing due to higher interest rates will prevent us from refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not fixed through interest rate swap agreements or limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. Most recently, the COVID-19 pandemic as well as the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) have had a negative impact on the office real estate market. See risks identified in Part II, Item 1A herein.
COVID-19 Pandemic and Portfolio Outlook
One of the most significant risks and uncertainties facing the real estate industry generally, and in particular office REITs like our company, continues to be the effect of the public health crisis of the COVID-19 pandemic. To date, we have not experienced significant disruptions in our operations from the COVID-19 pandemic. During the year ended December 31, 2020, we recognized an impairment charge of $19.9 million for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic. We have also made a significant investment in the common units of the SREIT. Since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. As of November 9, 2022, the aggregate value of our investment in the units of the SREIT was $103.6 million, which was based solely on the closing price of the units on the SGX-ST of $0.480 per unit as of November 9, 2022, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.400 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. During 2021 and for the first, second and third quarters of 2022, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. Even after the pandemic has ceased to be active, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of September 30, 2022, we held 215,841,899 units of the SREIT which represented 18.3% of the outstanding units of the SREIT as of that date.
As of September 30, 2022, we had mortgage debt obligations in the aggregate principal amount of $1.6 billion, with a weighted-average remaining term of 1.1 years. The maturity dates of certain loans may be extended beyond their current maturity date, subject to certain terms and conditions contained in the loan documents. As of September 30, 2022, we had $249.1 million of notes payable related to the Modified Portfolio Revolving Loan Facility and $37.5 million of notes payable related to the Unsecured Credit Facility maturing during the 12 months ending September 30, 2023. The Modified Portfolio Revolving Loan Facility has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents and the Unsecured Credit Facility has one 12-month extension option, subject to certain terms and conditions contained in the loan documents. We plan to exercise our extension options available under our loan agreements, pay down or refinance the related notes payable prior to their maturity dates. As of September 30, 2022, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.5 billion of variable rate notes payable. As of September 30, 2022, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. As of September 30, 2022, we had $222.6 million of revolving debt available for future disbursement under various loans, subject to certain conditions set forth in the loan agreements.
We paid cash distributions to our stockholders during the nine months ended September 30, 2022 using cash flow from operations from current and prior periods and proceeds from debt financing. Cash flows from operations are an important factor in our ability to sustain our distribution rate. We have experienced a reduction in our net cash flows from operations in recent periods primarily due to lease rollovers in our portfolio and decreased occupancy. Our management team and our board of directors will continue to monitor our results of operations and operating cash flows, and based on an analysis of our cash flows and projected cash flows may consider a reduction to our distribution rate in a future period.
We believe that our cash flow from operations, cash on hand, availability under our loan facilities, proceeds from our dividend reinvestment plan, proceeds from asset sales and current and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2022 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the nine months ended September 30, 2022 and 2021, net cash provided by operating activities was $58.8 million and $76.2 million, respectively. Net cash provided by operating activities was lower during the nine months ended September 30, 2022 primarily as a result of a decrease in dividends received from our investment in the SREIT in 2022 due to our sale of 73,720,000 units in the SREIT in November 2021, the timing of payments of lease commissions and the disposition of Domain Gateway in November 2021.
Cash Flows from Investing Activities
Net cash used in investing activities was $83.2 million for the nine months ended September 30, 2022 due to improvements to real estate.
Cash Flows from Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $22.3 million and primarily consisted of the following:
•$152.9 million of net cash provided by debt financing as a result of proceeds from notes payable of $236.6 million, partially offset by principal payments on notes payable of $82.6 million and payments of deferred financing costs of $1.1 million; offset by
•$86.6 million of cash used for redemptions of common stock;
•$43.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $24.4 million; and
•$0.8 million used for interest rate swap settlements for off-market swap instruments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of September 30, 2022, our borrowings and other liabilities were approximately 58% of the cost (before deducting depreciation and other noncash reserves) and 59% of the book value (before deducting depreciation) of our tangible assets, respectively.
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
Prior to entering the Renewed Advisory Agreement (see Part II, Item 5 “Other Information – Renewal and Amendment of Advisory Agreement”), the advisory agreement provided that with respect to asset management fees accruing from March 1, 2014, our advisor would defer, without interest, our obligation to pay asset management fees for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Institute for Portfolio Alternatives (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, did not exceed the amount of distributions declared by us for record dates of that month. We remained obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeded the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus was deferred under the advisory agreement. If the MFFO Surplus for any month exceeded the amount of the asset management fee payable for such month, any remaining MFFO Surplus was applied to pay any asset management fee amounts previously deferred in accordance with the advisory agreement.
Additionally, prior to entering the Renewed Advisory Agreement, the advisory agreement provided that, notwithstanding the foregoing, any and all deferred asset management fees that were unpaid would become immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8% per year cumulative, noncompounded return on net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive deferred asset management fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of September 30, 2022, we had accrued $9.2 million of asset management fees, of which $8.5 million was deferred as of September 30, 2022, pursuant to the provision for deferral of asset management fees under the advisory agreement described above. For the three and nine months ended September 30, 2022, we and our advisor agreed to adjust MFFO for the purpose of the calculation above to add back the following non-operating expenses: a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to us.
On November 8, 2022, we and our advisor entered into the Renewed Advisory Agreement, which amended certain provisions related to the payment of asset management fees, among other provisions. As a result of the amendment to the advisory agreement, commencing with asset management fees accruing from October 1, 2022, we will pay a fixed amount of $1.15 million of asset management fees each month to our advisor in cash and we will use the remainder of the monthly asset management fee to fund the Bonus Retention Fund. We will be deemed to have fully funded the Bonus Retention Fund once we have deposited $8.5 million in cash into such account, at which time the monthly asset management fee will be payable in full to our advisor. Asset management fees accruing from October 1, 2022 will no longer be subject to the deferral provision described above. This amendment may reduce our ongoing liquidity, as prior to entering the Renewed Advisory Agreement, the asset management fees paid to our advisor each month depended upon the amount of MFFO Surplus, though the portion of the asset management fee that was deferred prior to the Renewed Advisory Agreement was accrued and recorded as a liability on our balance sheet. See Part II, Item 5 “Other Information – Renewal and Amendment of Advisory Agreement.”
Debt Obligations
The following is a summary of our debt obligations as of September 30, 2022 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Outstanding debt obligations (1)	$1,626,333	$439	$1,560,894	$65,000	$—
Interest payments on outstanding debt obligations (2) (3)	89,503	19,630	67,713	2,160	—
Interest payments on interest rate swaps (4) (5)	—	—	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of September 30, 2022; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2022 (consisting of the contractual interest rate and using interest rate indices as of September 30, 2022, where applicable).
(3) We incurred interest expense related to notes payable of $34.1 million, excluding amortization of deferred financing costs totaling $2.9 million during the nine months ended September 30, 2022.
(4) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of September 30, 2022. In the case where the swapped floating rate (one-month LIBOR) at September 30, 2022 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(5) We incurred net realized losses related to interest rate swaps of $5.4 million, excluding unrealized gains on derivative instruments of $54.6 million, during the nine months ended September 30, 2022.

Results of Operations
Overview
As of September 30, 2021, we owned 17 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT, which was accounted for as an investment in an unconsolidated entity under the equity method of accounting at that time. Subsequent to September 30, 2021, we sold one office property and, through our indirect wholly owned subsidiary (“REIT Properties III”), we sold 73,720,000 of our units in the SREIT, reducing REIT Properties III’s ownership in the SREIT to 18.5% as of the transaction date. As a result, as of September 30, 2022, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. As a result of our reduced ownership in the SREIT, our investment in the equity securities of the SREIT is now presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date. Therefore, the results of operations presented for the three and nine months ended September 30, 2022 and 2021 are not directly comparable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended September 30, 2022 versus the three months ended September 30, 2021
The following table provides summary information about our results of operations for the three months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties and Ceasing of Equity Method of Accounting (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2022	2021
Rental income	$67,897	$68,538	$(641)	(1)%	$(2,450)	$1,809
Dividend income from real estate equity securities	7,598	—	7,598	100%	—	7,598
Other operating income	4,724	4,523	201	4%	—	201
Operating, maintenance and management	19,674	17,313	2,361	14%	(20)	2,381
Real estate taxes and insurance	13,069	14,992	(1,923)	(13)%	(9)	(1,914)
Asset management fees to affiliate	5,091	5,019	72	1%	(113)	185
General and administrative expenses	1,889	1,621	268	17%	n/a	n/a
Depreciation and amortization	29,905	28,298	1,607	6%	(837)	2,444
Interest expense	17,166	8,997	8,169	91%	(248)	8,417
Net (gain) loss on derivative instruments	(20,205)	661	(20,866)	(3,157)%	—	(20,866)
Unrealized loss on real estate equity securities	(29,138)	—	(29,138)	(100)%	—	(29,138)
Equity in income of an unconsolidated entity	—	1,595	(1,595)	(100)%	(1,595)	—
Other interest income	12	10	2	20%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 related to dispositions of properties after July 1, 2021 and ceasing of equity method of accounting related to our investment in the units of the SREIT for periods after November 9, 2021.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $68.5 million for the three months ended September 30, 2021 to $67.9 million for the three months ended September 30, 2022. The decrease in rental income was primarily due to the disposition of Domain Gateway in November 2021, partially offset by an increase in rental income due to lease commencements during the three months ended September 30, 2022 with respect to a property held throughout both periods. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions or recoveries as a result of the COVID-19 pandemic and to increase due to tenant reimbursements related to operating expenses as physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets – COVID-19 Pandemic and Portfolio Outlook.”
Dividend income from our real estate equity securities was $7.6 million for the three months ended September 30, 2022. On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT as of that date, we no longer had significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date and dividend income is recognized as it is declared based on eligible units as of the ex-dividend date. Prior to November 9, 2021, our investment in the SREIT was accounted for under the equity method of accounting.
Other operating income increased from $4.5 million for the three months ended September 30, 2021 to $4.7 million for the three months ended September 30, 2022, primarily due to an increase in parking revenues for properties held throughout both periods. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions or recoveries as a result of the COVID-19 pandemic.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance and management costs increased from $17.3 million for the three months ended September 30, 2021 to $19.7 million for the three months ended September 30, 2022. The increase in operating, maintenance and management costs was primarily due to an overall increase in operating costs, including utilities, janitorial and security costs, as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance decreased from $15.0 million for the three months ended September 30, 2021 to $13.1 million for the three months ended September 30, 2022, primarily due to a decrease in real estate taxes as a result of a property tax appeal for a real estate property held throughout both periods during the three months ended September 30, 2022. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own.
Asset management fees with respect to our real estate investments increased from $5.0 million for the three months ended September 30, 2021 to $5.1 million for the three months ended September 30, 2022, primarily due to capital improvements at properties held throughout both periods, offset by the disposition of Domain Gateway in November 2021. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of September 30, 2022, there were $9.2 million of accrued asset management fees, of which $8.5 million was deferred as of September 30, 2022. For a discussion of accrued and deferred asset management fees, see “– Liquidity and Capital Resources” above and Part II, Item 5 “Other Information – Renewal and Amendment of Advisory Agreement.”
General and administrative expenses increased from $1.6 million for the three months ended September 30, 2021 to $1.9 million for the three months ended September 30, 2022, primarily due to appraisal fees related to the update of our estimated value per share in September 2022. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees and audit costs. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased from $28.3 million for the three months ended September 30, 2021 to $29.9 million for the three months ended September 30, 2022, primarily due to an increase in capital improvements at a property held throughout both periods, offset by a decrease as a result of the disposition of Domain Gateway in November 2021. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense increased from $9.0 million for the three months ended September 30, 2021 to $17.2 million for the three months ended September 30, 2022. Included in interest expense was (i) $8.0 million and $16.2 million of interest expense payments for the three months ended September 30, 2021 and 2022, respectively, and (ii) the amortization of deferred financing costs of $1.0 million and $1.0 million for the three months ended September 30, 2021 and 2022, respectively. The increase in interest expense was due to additional borrowings to refinance a property held throughout both periods, draws on our revolving debt and higher one-month LIBOR, one-month Bloomberg Short-Term Bank Yield Index (“BSBY”) and one-month Secured Overnight Financing Rate (“Term SOFR”) during the three months ended September 30, 2022, and their impact on interest expense related to the portion of our unhedged variable rate debt. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and our level of future borrowings.
We recorded net loss on derivative instruments of $0.7 million and net gain on derivative instruments of $20.2 million for the three months ended September 30, 2021 and 2022, respectively. Included in net (gain) loss on derivative instruments was (i) unrealized gain on interest rate swaps of $3.9 million and $18.7 million for the three months ended September 30, 2021 and 2022, respectively, and (ii) realized gain on interest rate swaps of $1.7 million for the three months ended September 30, 2022, offset by (iii) $4.6 million and $0.2 million of realized loss on interest rate swaps for the three months ended September 30, 2021 and 2022, respectively. The increase in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the three months ended September 30, 2022. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
During the three months ended September 30, 2022, we recorded an unrealized loss on real estate equity securities of $29.1 million as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2022 versus the nine months ended September 30, 2021
The following table provides summary information about our results of operations for the nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties and Ceasing of Equity Method of Accounting (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2022	2021
Rental income	$204,939	$209,396	$(4,457)	(2)%	$(7,460)	$3,003
Dividend income from real estate equity securities	14,850	—	14,850	100%	—	14,850
Other operating income	13,468	12,254	1,214	10%	(94)	1,308
Operating, maintenance and management	54,506	49,378	5,128	10%	(236)	5,364
Real estate taxes and insurance	41,231	43,371	(2,140)	(5)%	(130)	(2,010)
Asset management fees to affiliate	14,952	14,858	94	1%	(374)	468
General and administrative expenses	5,689	5,223	466	9%	n/a	n/a
Depreciation and amortization	83,763	83,617	146	—%	(2,429)	2,575
Interest expense	36,992	25,675	11,317	44%	(596)	11,913
Net gain on derivative instruments	(49,143)	(303)	(48,840)	16,119%	—	(48,840)
Unrealized loss on real estate equity securities	(63,673)	—	(63,673)	(100)%	—	(63,673)
Write-off of prepaid offering costs	(2,728)	—	(2,728)	(100)%	n/a	n/a
Equity in income of an unconsolidated entity	—	4,945	(4,945)	(100)%	(4,945)	—
Gain on sale of real estate, net	—	20,459	(20,459)	(100)%	(20,459)	—
Other income	6	—	6	100%	n/a	n/a
Other interest income	29	41	(12)	(29)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 related to dispositions of properties after January 1, 2021 and ceasing of equity method of accounting related to our investment in the units of the SREIT for periods after November 9, 2021.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $209.4 million for the nine months ended September 30, 2021 to $204.9 million for the nine months ended September 30, 2022. The decrease in rental income was primarily due to the dispositions of real estate properties subsequent to January 1, 2021, partially offset by a net increase in rental income related to lease commencements subsequent to September 30, 2021 with respect to properties held throughout both periods. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and uncertainty and business disruptions or recoveries as a result of the COVID-19 pandemic and to increase due to tenant reimbursements related to operating expenses as physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets – COVID-19 Pandemic and Portfolio Outlook.”
Dividend income from our real estate equity securities was $14.9 million for the nine months ended September 30, 2022. On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT as of that date, we no longer had significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date and dividend income is recognized as it is declared based on eligible units as of the ex-dividend date. Prior to November 9, 2021, our investment in the SREIT was accounted for under the equity method of accounting.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other operating income increased from $12.3 million for the nine months ended September 30, 2021 to $13.5 million for the nine months ended September 30, 2022. The increase in other operating income was primarily due to an increase in parking revenues for properties held throughout both periods, offset by the disposition of Anchor Centre in January 2021. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties, and business disruptions or recoveries as a result of the COVID-19 pandemic.
Operating, maintenance and management costs increased from $49.4 million for the nine months ended September 30, 2021 to $54.5 million for the nine months ended September 30, 2022. The increase in operating, maintenance and management costs was primarily due to an overall increase in operating costs, including utilities, janitorial and security costs, as a result of general inflation, an increase in physical occupancy at properties held throughout both periods and higher legal fees and space planning costs related to leasing activities, offset by the dispositions of real estate properties subsequent to January 1, 2021. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance decreased from $43.4 million for the nine months ended September 30, 2021 to $41.2 million for the nine months ended September 30, 2022, primarily due to a decrease in real estate taxes as a result of a property tax appeal for a real estate property held throughout both periods during the nine months ended September 30, 2022. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own.
Asset management fees increased from $14.9 million for the nine months ended September 30, 2021 to $15.0 million for the nine months ended September 30, 2022, primarily due to capital improvements at properties held throughout both periods, offset by the dispositions of real estate properties subsequent to January 1, 2021. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of September 30, 2022, there were $9.2 million of accrued asset management fees, of which $8.5 million was deferred as of September 30, 2022. For a discussion of accrued and deferred asset management fees, see “– Liquidity  and Capital Resources” above and Part II, Item 5 “Other Information – Renewal and Amendment of Advisory Agreement.”
General and administrative expenses increased from $5.2 million for the nine months ended September 30, 2021 to $5.7 million for the nine months ended September 30, 2022, primarily due to professional fees incurred related to our conflicts committee’s and board of directors’ evaluation of various alternatives available to us. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees and audit costs. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased from $83.6 million for the nine months ended September 30, 2021 to $83.8 million for the nine months ended September 30, 2022, primarily due to an increase in capital improvements at a property held throughout both periods, offset by the disposition of Domain Gateway in November 2021. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense increased from $25.7 million for the nine months ended September 30, 2021 to $37.0 million for the nine months ended September 30, 2022. Included in interest expense was (i) $22.7 million and $34.1 million of interest expense payments for the nine months ended September 30, 2021 and 2022, respectively, and (ii) the amortization of deferred financing costs of $3.0 million and $2.9 million for the nine months ended September 30, 2021 and 2022, respectively. The increase in interest expense was due to additional borrowings to refinance a property held throughout both periods, draws on our revolving debt and higher one-month LIBOR, one-month BSBY and one-month Term SOFR during the nine months ended September 30, 2022, and its impact on interest expense related to the portion of our unhedged variable rate debt. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and our level of future borrowings.
Net gain on derivative instruments increased from $0.3 million for the nine months ended September 30, 2021 to $49.1 million for the nine months ended September 30, 2022. Included in net gain on derivative instruments was (i) unrealized gain on interest rate swaps of $13.7 million and $54.6 million for the nine months ended September 30, 2021 and 2022, respectively, (ii) realized gain on interest rate swaps of $1.7 million for the nine months ended September 30, 2022, offset by (iii) $13.4 million and $7.2 million of realized loss on interest rate swaps for the nine months ended September 30, 2021 and 2022, respectively. The increase in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the nine months ended September 30, 2022. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the nine months ended September 30, 2022, we recorded an unrealized loss on real estate equity securities of $63.7 million as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST.
During the nine months ended September 30, 2022, we recorded $2.7 million related to the write-off of prepaid offering costs. Given continued disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as potential changes in the demand for office properties resulting from the COVID-19 pandemic and uncertain economic conditions, our conflicts committee and our board of directors continue to evaluate various alternatives available to us. See “– Overview.” In order to avoid additional legal, accounting and other offering costs, we withdrew our registration statement on Form S-11 to register a public offering as an NAV REIT, which had been filed with the SEC, as at this time we do not intend to pursue a conversion to an “NAV REIT.”
During the nine months ended September 30, 2021, we recorded equity in income of an unconsolidated entity of $4.9 million related to our investment in the SREIT. As discussed above, effective November 9, 2021, based on our 18.5% ownership interest in the SREIT as of that date, we do not exercise significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, our investment in the units of the SREIT represents an investment in marketable securities and therefore is presented at fair value as of September 30, 2022, based on the closing price of the SREIT units on the SGX-ST on that date.
We recognized a gain on sale of real estate of $20.5 million related to the disposition of Anchor Centre during the nine months ended September 30, 2021. We did not dispose of any real estate during the nine months ended September 30, 2022.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(15,496)	$(2,235)	$(21,099)	$25,276
Depreciation of real estate assets	24,947	22,132	67,897	64,890
Amortization of lease-related costs	4,958	6,166	15,866	18,727
Unrealized loss on real estate equity securities	29,138	—	63,673	—
Gain on sale of real estate, net	—	—	—	(20,459)
Adjustment for investment in an unconsolidated entity (1)	—	3,804	—	12,833
FFO (2) (3)	43,547	29,867	126,337	101,267
Straight-line rent and amortization of above- and below-market leases, net	(2,945)	(1,202)	(8,280)	(5,918)
Unrealized gains on derivative instruments	(18,708)	(3,910)	(54,578)	(13,740)
Adjustment for investment in an unconsolidated entity (1)	—	(428)	—	(3,141)
MFFO (2) (3)	$21,894	$24,327	$63,479	$78,468
_____________________
(1) Reflects our noncontrolling interest share of adjustments to convert our net income (loss) to FFO and MFFO for our equity investment in an unconsolidated entity.
(2) FFO and MFFO exclude our share of the SREIT’s FFO and MFFO, respectively, for the period from January 1, 2022 through September 30, 2022. On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT as of that date, we no longer have significant influence over the operations, financial policies and decision making with respect to the SREIT and therefore, ceased accounting for our investment in the SREIT as an equity method investment on that date. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date. As a result, FFO and MFFO related to our investment in the SREIT will be recognized based on dividends declared. FFO and MFFO for the three and nine months ended September 30, 2022 include the aggregate dividends declared and received from the SREIT for the three and nine months ended September 30, 2022.
(3) FFO and MFFO for the nine months ended September 30, 2022 includes a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to us. Given continued disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as potential changes in the demand for office properties resulting from the COVID-19 pandemic and uncertain economic conditions, our conflicts committee and our board of directors continue to evaluate various alternatives available to us. See “– Overview.” In order to avoid additional legal, accounting and other offering costs, we withdrew our registration statement on Form S-11 to register a public offering as an NAV REIT, which had been filed with the SEC, as at this time we do not intend to pursue a conversion to an “NAV REIT.”
Our calculation of MFFO above includes amounts related to the operations of two office properties sold on January 19, 2021 and November 2, 2021, respectively. Please refer to the table below with respect to the proportion of MFFO related to the real estate properties sold during 2021 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
MFFO by component:
Assets held for investment	$21,894	$23,153	$63,479	$74,604
Real estate properties sold	—	1,174	—	3,864
MFFO	$21,894	$24,327	$63,479	$78,468

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first, second and third quarters of 2022 (in thousands, except per share amounts):

Period	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
			Cash	Reinvested	Total
First Quarter 2022	$22,795	$0.149	$16,721	$6,266	$22,987	$7,533
Second Quarter 2022	22,336	0.149	13,336	9,139	22,475	15,996
Third Quarter 2022	22,017	0.150	13,093	8,992	22,085	35,234
	$67,148	$0.448	$43,150	$24,397	$67,547	$58,763
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2022 through September 30, 2022, distributions were calculated at a rate of $0.04983333 per share.
(2) Distributions are generally paid on a monthly basis. Distributions for the monthly record date of a given month are generally paid on or about the first business day of the following month.
For the nine months ended September 30, 2022, we paid aggregate distributions of $67.5 million, including $43.1 million of distributions paid in cash and $24.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the nine months ended September 30, 2022 was $21.1 million. FFO for the nine months ended September 30, 2022 was $126.3 million and cash flow from operating activities was $58.8 million. See the reconciliation of FFO to net income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $45.5 million of cash flow from current operating activities, $17.3 million of cash flow from operating activities in excess of distributions paid during prior periods and $4.7 million of proceeds from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
Cash flows from operations are an important factor in our ability to sustain our distribution rate. We have experienced a reduction in our net cash flows from operations in recent periods primarily due to lease rollovers in our portfolio and decreased occupancy. Our management team and our board of directors will continue to monitor our results of operations and operating cash flows, and based on an analysis of our cash flows and projected cash flows may consider a reduction to our distribution rate in a future period.
Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the sales or repayment of real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “– Market Outlook – Real Estate and Real Estate Finance Markets,” “– Liquidity and Capital Resources,” and “– Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2022, each as filed with the SEC, as well as the risks identified in Part II, Item 1A herein. Those factors include: the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; the level of participation in our dividend reinvestment plan; and continued disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as potential changes in the demand for office properties resulting from the COVID-19 pandemic and uncertain economic conditions. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

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
Distributions Paid
On October 3, 2022, we paid distributions of $7.3 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on September 28, 2022. On November 1, 2022, we paid distributions of $7.4 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on October 21, 2022.
Distributions Authorized
On November 8, 2022, our board of directors authorized a November 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on November 21, 2022, which we expect to pay in December 2022 and a December 2022 distribution in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 20, 2022, which we expect to pay in January 2023.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Renewal and Amendment of Advisory Agreement
On November 8, 2022, we and our advisor entered into the Renewed Advisory Agreement, which amended certain provisions related to the payment of asset management fees, among other provisions. See Part II, Item 5 “Other Information – Renewal and Amendment of Advisory Agreement.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the future acquisition and origination of mortgage and other loans. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by utilizing a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2022, the fair value of our fixed rate debt was $118.8 million and the outstanding principal balance of our fixed rate debt was $123.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of September 30, 2022. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2022, we were exposed to market risks related to fluctuations in interest rates on $383.8 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. Based on interest rates as of September 30, 2022, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2023, interest expense on our variable rate debt would increase or decrease by $3.8 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of September 30, 2022 were 3.7% and 3.6%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of September 30, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2022 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We are exposed to financial market risk with respect to our investment in the SREIT (SGX-ST Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and Mr. Schreiber currently holds an indirect ownership interest in the external manager of the SREIT. An affiliate of our advisor serves as the U.S. asset manager to the SREIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of September 30, 2022, we held 215,841,899 units of the SREIT which represented 18.3% of the outstanding units of the SREIT as of that date. As of September 30, 2022, the aggregate value of our investment in the units of the SREIT was $116.6 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.540 per unit as of September 30, 2022, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. Based solely on the closing price per unit of the SREIT units as of September 30, 2022, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $11.7 million.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook – Real Estate and Real Estate Finance Markets” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, as well as the risks identified in Part II, Item 1A herein.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2022, each as filed with the SEC.
Inflation and increased interest rates may adversely affect our financial condition and results of operations.
Although inflation has not materially impacted our operations in the recent past, inflation is at a 40-year high and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Increased inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, we may implement measures to conserve cash or preserve liquidity. Such measures could include reducing or suspending the number of shares redeemed under our share redemption program and reducing or suspending distributions we make to our stockholders. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.
In addition, tenants and potential tenants of our properties may be adversely impacted by inflation and rising interest rates, which could negatively impact our tenants’ ability to pay rent and the demand for our properties. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing.

PART II. OTHER INFORMATION (CONTINUED)
Item 1. Risk Factors (continued)
Elevated market and economic volatility due to adverse economic and geopolitical conditions, such as the war in Ukraine, health crises or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability (such as the war in Ukraine), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and/or distributions as a result of one or more of the following, among other potential consequences:
•the financial condition of our tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
•potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuation of our investments;
•significant job losses may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;
•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt and increase our future interest expense;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, a dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and
•to the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

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
Except as described below for unsatisfied Ordinary Redemption requests for calendar year 2022, if we do not completely satisfy a redemption request on a redemption date because the program administrator did not receive the request in time, because of the limitations on redemptions set forth in our share redemption program or because of a suspension of our share redemption program, then we will treat the unsatisfied portion of the redemption request as a request for redemption at the next redemption date funds are available for redemption, unless the redemption request is withdrawn. Any stockholder can withdraw a redemption request by sending written notice to the program administrator, provided such notice is received at least five business days before the redemption date.
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
On November 1, 2021, our board of directors approved an estimated value per share of our common stock of $10.78 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. Effective for the November 2021 redemption date, which was November 30, 2021, and through September 28, 2022, the redemption price for all shares eligible for redemption was calculated based on the November 1, 2021 estimated value per share.
On September 28, 2022, our board of directors approved an estimated value per share of our common stock of $9.00 (unaudited) based on (i) appraisals of our 17 real estate properties as of July 31, 2022, the estimated value of our investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of September 20, 2022 and the estimated value of our other assets as of June 30, 2022 less (ii) the estimated value of our liabilities as of June 30, 2022, all divided by the number of shares outstanding as of June 30, 2022. Effective for the October 2022 redemption date, which was October 31, 2022, and until the estimated value per share is updated, the redemption price for all shares eligible for redemption will be calculated based on the September 28, 2022 estimated value per share.
We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2023. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC. We will also provide information about our estimated value per share on our website, www.kbsreitiii.com (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov).

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
During the nine months ended September 30, 2022, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and from debt financing. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	1,153,542	$10.37	(3)
February 2022	1,250,047	$10.39	(3)
March 2022	1,417,714	$10.38	(3)
April 2022	1,147,723	$10.37	(3)
May 2022	1,108,578	$10.39	(3)
June 2022	1,303,979	$10.38	(3)
July 2022	806,789	$10.44	(3)
August 2022	137,462	$10.78	(3)
September 2022	—	$—	(3)
Total	8,325,834
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
(3) As of August 1, 2022, we had exhausted the funds available under the share redemption program for Ordinary Redemptions for calendar year 2022. As of September 30, 2022, we had a total of $10.0 million of outstanding and unfulfilled Ordinary Redemption requests, representing 1,162,704 shares. As of November 1, 2022, we had approximately 93,000 shares available for Special Redemptions for the remainder of 2022. Ordinary Redemptions under the share redemption program are expected to resume for the January 31, 2023 redemption date. No Ordinary Redemption requests will be accepted or collected under the share redemption program until January 3, 2023, and all unsatisfied Ordinary Redemption requests for calendar year 2022 have been cancelled and must be resubmitted. For a stockholder’s shares to be eligible for redemption or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us at least five business days before the redemption date, or January 24, 2023 in the case of the January 2023 redemption cycle.
For the months of January 2022 through June 2022, we fulfilled all Ordinary Redemption and Special Redemption requests eligible for redemption under our share redemption program and received in good order. For the months of July and August 2022, we fulfilled all Special Redemption requests eligible for redemption under our share redemption program and received in good order. See note (3) above.
In addition to the redemptions under the share redemption program described above, during the nine months ended September 30, 2022, we repurchased an additional 3,904 shares of our common stock at an average price of $10.58 per share for an aggregate price of $41,000.

Item 3. Defaults Upon Senior Securities
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Renewal and Amendment of Advisory Agreement
On November 8, 2022, KBS Real Estate Investment Trust III, Inc. (the “Company”) and KBS Capital Advisors LLC (the “Advisor”) renewed the Advisory Agreement and amended certain provisions related to the payment of asset management fees (the “Renewed Advisory Agreement”), among other provisions.
Pursuant to the Renewed Advisory Agreement, for asset management services, the Company will pay the Advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to the Advisor). In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment (but excluding acquisition fees paid or payable to the Advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to the Advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to the Advisor), as of the time of calculation. The Company currently does not pay any asset management fees in connection with the Company’s investment in the equity securities of the SREIT.
However, pursuant to the Renewed Advisory Agreement and until the Bonus Retention Fund (defined below) is fully funded, commencing with asset management fees accruing from October 1, 2022, the Company will pay $1.15 million of the monthly asset management fee to the Advisor in cash and the Company will deposit the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Company will be deemed to have fully funded the Bonus Retention Fund once the Company has deposited $8.5 million in cash into such account, at which time the monthly asset management fee will be payable in full to the Advisor. Amounts deposited in the Bonus Retention Fund will not be due or paid by the Company to the Advisor unless the Company has received an invoice from the Advisor with a computation of the payments paid or to be paid by the Advisor to employees pursuant to the Advisor’s employee retention program for the applicable period. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Renewed Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Renewed Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. The Company has not made any payments to the Advisor from the Bonus Retention Fund as of November 9, 2022.

PART II. OTHER INFORMATION (CONTINUED)
Item 5 Other Information (continued)
Prior to entering the Renewed Advisory Agreement, the Advisory Agreement had provided that with respect to asset management fees accruing from March 1, 2014, the Advisor would defer, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s MFFO for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by the Company, excluding asset management fees, did not exceed the amount of distributions declared by the Company for record dates of that month. The Company remained obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeded the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus was deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeded the amount of the asset management fee payable for such month, any remaining MFFO Surplus was applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.
Pursuant to the Renewed Advisory Agreement, asset management fees accruing from October 1, 2022 will no longer be subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The Renewed Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.
Like the prior Advisory Agreement, the Renewed Advisory Agreement provides that notwithstanding the foregoing, any and all Deferred Asset Management Fees that are unpaid will become immediately due and payable at such time as the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8.0% per year cumulative, noncompounded return on such net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to receive Deferred Asset Management Fees.
In addition, the Renewed Advisory Agreement provides that any and all Deferred Asset Management Fees that are unpaid will also be immediately due and payable upon the earlier of:
(i)    a listing of the Company’s shares of common stock on a national securities exchange;
(ii)    the Company’s liquidation and dissolution;
(iii)    a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (y) the Company is not the surviving entity and (z) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; and
(v)    the sale or other disposition of all or substantially all of the Company’s assets.
The Renewed Advisory Agreement has a term expiring on September 27, 2023 but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Renewed Advisory Agreement may be terminated (i) upon 60 days written notice without cause or penalty by either the Company (acting through the Conflicts Committee) or the Advisor or (ii) immediately by the Company for cause or upon the bankruptcy of the Advisor. If the Renewed Advisory Agreement is terminated without cause, then the Advisor will be entitled to receive from the Company any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees, provided that upon such non-renewal or termination the Company does not retain an advisor in which the Advisor or its affiliates have a majority interest. Upon termination of the Renewed Advisory Agreement, all unpaid Deferred Asset Management Fees will automatically be forfeited by the Advisor, and if the Renewed Advisory Agreement is terminated for cause, any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees will also automatically be forfeited by the Advisor.
There were no other material changes in the Renewed Advisory Agreement from the Advisory Agreement that was previously in effect.

PART II. OTHER INFORMATION (CONTINUED)
Item 5 Other Information (continued)
Increase in Size of the Board of Directors; Election of Directors
On November 8, 2022, the Company’s Board of Directors increased the size of the Board from four to six members and elected two directors to fill the vacancies resulting from the increase in the size of the Board.
The Company’s Board of Directors appointed Marc DeLuca, 53, to serve as a director of the Company and as the new Chairman of the Board of Directors.
Since January 2022, Mr. DeLuca has been the Chief Executive Officer of KBS Capital Advisors LLC, the Company’s Advisor, and KBS Realty Advisors LLC (together, “KBS”), each nationally recognized real estate investment advisory firms. He has also served as the Regional President, Eastern Region, of KBS since November 2013. As CEO of KBS, Mr. DeLuca directs business activities and oversees all KBS operations including the acquisition and management of individual investments and portfolios of income-producing real estate assets. Mr. DeLuca is also responsible for all acquisitions, dispositions and asset management activities in the eastern United States, is a member of the Executive Committee and is chairman of the KBS Investment Committee that reviews and approves all new investments for the firm. In November 1999, Mr. DeLuca joined ING Clarion Partners, and from January 2009 to September 2013 he served as a managing director at ING Clarion Partners and was responsible for acquisitions and dispositions for the Mid-Atlantic region from Delaware to South Florida. Prior to that time, from May 1996 to November 1999, Mr. DeLuca worked at SFRE Management, where he directed all aspects of property management operations, including financial administration, marketing, leasing, disposition, and renovation, for a $1.4 billion portfolio. From January 1994 to April 1996, Mr. Deluca managed the operations of a multimillion-dollar commercial and residential real estate portfolio for American Property Services. Mr. DeLuca graduated from George Washington University with a Bachelor of Science degree in economics and public policy and earned a Master of Science degree in real estate from Johns Hopkins University.
The Company’s Board of Directors appointed Robert Milkovich, 63, to serve as an independent director of the Company and as a member of the audit committee and the conflicts committee of the Company’s Board of Directors.
Since January 2019, Mr. Milkovich has served as Chief Executive Officer and member of the board of directors of rand* construction corporation, a premier general contractor specializing in commercial tenant interiors. He is responsible for developing, leading and communicating rand*’s short and long-term strategies, creating and implementing the company’s vision, mission and culture, and overseeing all major operating businesses within rand*. Mr. Milkovich has over 30 years of commercial real estate and leadership experience in the greater Washington, D.C. area as well as elsewhere in the country. From November 2015 to October 2017, Mr. Milkovich was Chief Executive Officer, President, and Trustee of First Potomac Realty Trust (“First Potomac”), a then publicly traded REIT (NYSE:FPO) focusing on office properties, and he also served as First Potomac’s Chief Operating Officer from June 2014 to October 2017. Prior to joining First Potomac, he served, from 2012 to 2014, as President and Head of the Investment Committee of Spaulding & Slye Investments, a comprehensive real estate services and investment company that is a wholly owned subsidiary of JLL. He also served as Regional Director of Archon Group, L.P., an investment arm of the Merchant Banking Division of Goldman Sachs, which he joined in 2004, where he spearheaded the asset management of $2 billion for its Merchant Bank, Special Situations Group, and other parts of the firm, in addition to generating investment opportunities. Mr. Milkovich also previously served as Market Managing Director for CarrAmerica Realty Corporation, a then publicly traded office REIT headquartered in Washington, D.C., with primary responsibilities including overseeing asset management, development activities, portfolio investments and acquisition efforts. He currently serves as a Director and Investment Committee Vice Chair for the University System of Maryland Foundation. Mr. Milkovich also serves on the board of the Boomer Esiason Foundation, the Membership Committee of the Economic Club of Washington, D.C. and was a past president of The Real Estate Group in Washington, D.C. Mr. Milkovich graduated with a B.S. in Business Management from the University of Maryland.

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

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of November 8, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	July 2021 Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed July 16, 2021

99.2	March 2022 Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed March 18, 2022

99.3	April 2022 Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 14, 2022

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 9, 2022	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 9, 2022	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)