Form 10-K
period 2022-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2023-03-13
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On November 1, 2021, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.78 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to the Registrant’s net asset value to give effect to (i) the change in the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of November 1, 2021, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021. On September 28, 2022, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.00 based on (i) appraisals of the Registrant’s 17 real estate properties as of July 31, 2022, the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of September 20, 2022 and the estimated value of the Registrant's other assets as of June 30, 2022 less (ii) the estimated value of the Registrant’s liabilities as of June 30, 2022, all divided by the number of shares outstanding as of June 30, 2022. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of September 28, 2022, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 147,252,719 shares of common stock held by non-affiliates as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 8, 2023, there were 148,595,309 outstanding shares of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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

SUMMARY RISK FACTORS
The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations and cash flows and an investment in our common stock. This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all the risks that we face. For additional discussion of the risks summarized below and a discussion of other risks that we face, see “Risk Factors” in Part I, Item 1A of this Annual Report. You should interpret many of the risks identified in this summary and under “Risk Factors” as being heightened as a result of the continued disruptions in the financial markets impacting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings.
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, rapidly rising interest rates and significant inflation (or the perception that any of these events may continue) as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. Upcoming and recent tenant lease expirations amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the San Francisco Bay Area where we own several assets, have had direct and material impacts on our ability to access certain credit facilities. Additionally, due to disruptions in the financial markets, it is becoming increasingly difficult to refinance maturing debt obligations as lenders are hesitant to make new loans in the current market environment with so many uncertainties surrounding asset valuations, especially in the office real estate market. As a result, we may need to evaluate selling certain assets into a challenged real estate market, which would likely impact the ultimate sale price. While we have extension options on all debt obligations maturing in 2023, these extensions are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we may be required to reduce the loan commitment amount or make paydowns on certain loans, which would reduce our liquidity. Continued disruptions in the financial markets and economic uncertainty could adversely affect our ability to implement our business strategy and generate returns to stockholders and our ability to sustain our current distribution rate. Further, potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, adversely impacting our operations.
•We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to conduct our operations.
•All of our executive officers, our affiliated directors and other key professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. As a result, these individuals, our advisor and its affiliates face conflicts of interest, including conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

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
•We depend on tenants for the revenue generated by our real estate investments. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders. Since March 2020, we have granted rent relief to a number of tenants as a result of the pandemic, and these tenants or additional tenants may request rent relief in future periods, become unable to pay rent or early terminate or not renew existing leases.
•Our significant investment in the equity securities of Prime US REIT (the “SREIT”), a traded Singapore real estate investment trust, is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to the quantity of units held by us relative to the trading volume of the units. Due to the disruptions in the financial markets discussed herein, since March 2020, the trading price of the common units of the SREIT has experienced substantial volatility.
•Because investment opportunities that are suitable for us may also be suitable for other KBS programs or investors, our advisor and its affiliates face conflicts of interest relating to the purchase of investments.
•We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available, we may have to use a greater proportion of our cash flow from operations to meet cash requirements, which would reduce cash available for distributions and could further limit our ability to redeem shares under our share redemption program.
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
•Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Since 2019, due to the limitations on redemptions under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets impacting the U.S. office market, we have either exhausted the funds available for Ordinary Redemptions (defined below) under our share redemption program or implemented suspensions of Ordinary Redemptions under our share redemption program for all or a portion of the calendar year. Since 2019, we have redeemed 18,665,466 shares under our share redemption program, which is approximately 13% of our current outstanding shares. On January 17, 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program to preserve capital in the current market environment. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). We cannot predict future redemption demand with any certainty. If Ordinary Redemptions are resumed and future redemption requests exceed the redemption limitations under our share redemption program, the number of rejected redemption requests will increase over time.

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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2022, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of a Singapore real estate investment trust (the “SREIT”).
We commenced our initial public offering on October 26, 2010, the primary portion of which terminated in July 2015. KBS Capital Markets Group LLC served as dealer manager for the offering. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2022, we had also sold 44,254,383 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $455.1 million. Also as of December 31, 2022, we had redeemed or repurchased 73,295,267 shares sold in our initial public offering for $777.1 million.
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
Also in connection with the conflict committee’s and the board of directors’ assessment of alternatives available to us, our assessment of our capital raising prospects, market conditions, economic uncertainty and the other factors mentioned above, at this time we do not intend to pursue a conversion to an “NAV REIT.”
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

Real Estate Portfolio
We have acquired and manage a diverse portfolio of core real estate properties, which are generally lower risk, existing properties with at least 80% occupancy at acquisition. Our primary investment focus has been core office properties located throughout the United States, though we have and may in the future invest in other types of properties and real estate-related investments. Our core property focus in the U.S. office sector has reflected a more value-creating core strategy, which is also known as a core-plus strategy. In many cases, these properties have slightly higher (10% to 20%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics may provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space in these properties at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties have required or will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects.
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
Also, in connection with the Singapore Transaction (defined below), our board of directors and conflicts committee adopted the asset Allocation Process proposed by our advisor and KBS Realty Advisors. See Part I, Item 1A of this Annual Report, “Risk Factors— Our advisor and its affiliates face conflicts of interest relating to the acquisition of assets, the leasing of properties and the disposition of properties due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.”
We acquired our first real estate property on September 29, 2011. As of December 31, 2022, our portfolio of real estate properties was composed of 16 office properties and one mixed-use office/retail property. For more information on our real estate investments, including tenant information, see Part I, Item 2 “Properties.”

We also own an investment in the equity securities of the SREIT. On July 18, 2019, we sold 11 of our properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, a Singapore real estate investment trust that listed on the Singapore Exchange Securities Trading Limited (the “SGX-ST”) (SGX-ST Ticker: OXMU) on July 19, 2019, and on July 19, 2019, we, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $0.88 per unit representing a 33.3% ownership interest in the SREIT (together, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 units in the SREIT for $58.9 million, net of fees and costs, pursuant to a block trade, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of December 31, 2022, REIT Properties III held 215,841,899 units of the SREIT, which represented 18.2% of the outstanding units of the SREIT as of that date. As of December 31, 2022, the aggregate value of our investment in the units of the SREIT was $87.4 million, which was based solely on the closing price of the units on the SGX-ST of $0.405 per unit as of December 31, 2022 and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.
The following charts illustrate the geographic diversification of our real estate properties based on total leased square feet and total annualized base rent as of December 31, 2022:
Leased Square Feet
Annualized Base Rent (1)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 26% of our total annualized base rent as of December 31, 2022. The chart below illustrates the diversity of tenant industries in our real estate portfolio based on total annualized base rent as of December 31, 2022:
Annualized Base Rent (1)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 3% of total.
Financing Objectives
We financed our real estate acquisitions to date with a combination of the proceeds received from our now-terminated initial public offering and debt. We may use proceeds from borrowings to finance acquisitions of new real estate and real estate-related investments; to pay for property improvements, repairs and tenant build-outs to properties and for other capital expenditures; to refinance existing indebtedness; to pay distributions; to fund the redemption or repurchase of our shares; or to provide working capital. Our investment strategy is to utilize primarily secured debt to finance our investment portfolio, though from time to time we also use unsecured debt.
We expect to continue to borrow funds at fixed and variable rates. As of December 31, 2022, we had debt obligations in the aggregate principal amount of $1.7 billion, with a weighted-average remaining term of 0.9 years. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we may be required to reduce the loan commitment amount or make paydowns on certain loans, which would reduce our liquidity. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements. As of December 31, 2022, we had $1.3 billion of notes payable maturing during the 12 months ending December 31, 2023. We plan to exercise our extension options available under our loan agreements. As of December 31, 2022, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. As of December 31, 2022, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2022 were 3.7% and 4.4%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2022, where applicable.

The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2022 (in thousands):

2023	$1,252,185
2024	354,210
2025	65,000
2026	—
2027	—
Thereafter	—
$1,671,395

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2022, our borrowings and other liabilities were approximately 58% of the cost (before deducting depreciation and other noncash reserves) and 60% of the book value (before deducting depreciation) of our tangible assets, respectively.
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

Risks Related to an Investment in Our Common Stock
There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price and the estimated value per share. Stockholders may have to hold their shares an indefinite period of time.
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
Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Since 2019, due to the limitations on redemptions under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets impacting the U.S. office market, we have either exhausted the funds available for Ordinary Redemptions (defined below) under our share redemption program or implemented suspensions of Ordinary Redemptions under our share redemption program for all or a portion of the calendar year. Since 2019, we have redeemed 18,665,466 shares under our share redemption program, which is approximately 13% of our current outstanding shares. On January 17, 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program to preserve capital in the current market environment. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”).
Our board of directors may amend, suspend or terminate our share redemption program upon ten business days’ notice to stockholders, and consistent with SEC guidance and interpretations, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice. The restrictions of our share redemption program will limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to our estimated value per share. We describe the restrictions of our share redemption program in detail under Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Amended and Restated Share Redemption Program.” We cannot predict future redemption demand with any certainty. If Ordinary Redemptions are resumed and future redemption requests exceed the amount of funding available under our share redemption program, the number of rejected redemption requests will increase over time. See “– Risks Related to Our Corporate Structure – Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the share redemption program, they may not be able to recover an amount equal to the estimated value per share of our common stock.”
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

Elevated market volatility due to adverse economic and geopolitical conditions (such as the war in Ukraine), health crises (such as the continuing impact of the COVID-19 pandemic) or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics (such as the continuing impact of the COVID-19 pandemic), geopolitical instability (such as the war in Ukraine), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and/or distributions as a result of one or more of the following, among other potential consequences:
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
•potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuation of our investments;
•significant job losses may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;
•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt and increase our future interest expense;
•reduced values of our properties and reduced revenues from our properties may (i) limit our ability to dispose of assets at attractive prices, (ii) limit our ability to obtain debt financing secured by our properties, (iii) limit our ability to access revolving debt under our existing credit facilities; and (iv) may reduce the availability of unsecured loans;
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
Further, we have made a significant investment in the common units of the SREIT. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. As of March 13, 2023, the aggregate value of our investment in the units of the SREIT was $78.8 million, which was based solely on the closing price of the units on the SGX-ST of $0.365 per unit as of March 13, 2023, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.515 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
On January 17, 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program and reduce the distribution rate from that of prior periods. These actions were a direct result of the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings. The combination of the continued economic slowdown, rapidly rising interest rates, significant inflation, and a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate capital markets. During 2021 and 2022, the usage of many of our assets remained lower than pre-pandemic levels, and we cannot predict when, if and to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. Both upcoming and recent tenant lease expirations amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the San Francisco Bay Area where we own several large assets, have had direct and material impacts on our ability to access certain credit facilities which, in large part, provide liquidity to manage redemption requests. We have concluded that it is critical to preserve capital given the current state of the markets.

Additionally, due to disruptions in the financial markets, it is becoming increasingly difficult to refinance maturing debt obligations as lenders are hesitant to make new loans in the current market environment with so many uncertainties surrounding asset valuations, especially in the office real estate market. As a result, we may need to evaluate selling certain assets into a challenged real estate market, which would likely impact the ultimate sale price. While we have extension options on all debt obligations maturing in 2023, these extensions are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we may be required to reduce the loan commitment amount or make paydowns on certain loans, which would reduce our liquidity. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements.
Inflation and increased interest rates may adversely affect our financial condition and results of operations.
Although inflation has not materially impacted our operations in the recent past, inflation reached a 40-year high in 2022 and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Increased inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate greater than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, we may implement additional measures to conserve cash or preserve liquidity. See the discussion in the risk factor immediately above. Such additional measures could include further reducing or suspending distributions we make to our stockholders. In addition, due to rising interest rates, we may experience further restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.
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
As of March 1, 2023, a significant portion of our real estate properties was located in California, Illinois and Texas. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. In addition, the majority of our real estate properties consists of core office properties. Any adverse economic or real estate developments in these geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space could adversely affect our operating results and our ability to pay distributions to our stockholders.
A significant percentage of our assets is invested in Accenture Tower and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
As of December 31, 2022, Accenture Tower represented approximately 18% of our total assets and represented approximately 17% of our total annualized base rent. Further, as a result of this investment, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.

We may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
As of March 1, 2023, we owned 16 office properties, one mixed-used office/retail property and an investment in the equity securities of the SREIT. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of additional assets, the level and volatility of interest rates, the availability of short and long-term financing, conditions in the financial markets and general economic conditions.
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
For the year ended December 31, 2022, we paid aggregate distributions of $89.6 million, including $56.2 million of distributions paid in cash and $33.4 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $62.8 million (70%) of cash flow from current operating activities, $22.1 million (25%) of cash flow from operating activities in excess of distributions paid during prior periods and $4.7 million (5%) of proceeds from debt financing. For the year ended December 31, 2022, our cash flow from operating activities to distributions paid coverage ratio was 85% and our funds from operations to distributions paid coverage ratio was 159%. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Distributions” in this Annual Report.

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

Risks Related to Conflicts of Interest
Our advisor and its affiliates, including all of our executive officers, our affiliated directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.
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
•acquisitions of real estate investments, which entitle our advisor to acquisition or origination fees based on the cost of the investment and asset management fees based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us, which may influence our advisor to recommend riskier transactions to us and/or transactions that are not in our best interest and, in the case of acquisitions of investments from other KBS-sponsored programs, which might entitle our advisor or affiliates of our advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;
•borrowings to acquire real estate investments, which borrowings will increase the acquisition and origination fees and asset-management fees payable to our advisor;
•whether we engage affiliates of our advisor for other services, which affiliates may receive fees in connection with the services regardless of the quality of the services provided to us;
•whether we pursue a liquidity event such as a listing of our shares of common stock on a national securities exchange, a sale of the company or a liquidation of our assets, which (i) may make it more likely for us to become self-managed or internalize our management, (ii) could positively or negatively affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade or the consideration received by our stockholders, and/or (iii) would affect the advisory fees received by our advisor; and
•whether and when we seek to sell the company or its assets, which could entitle our advisor to a subordinated incentive fee and terminate the asset management fee.

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
We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Charles J. Schreiber, Jr., Marc DeLuca, Jeffrey K. Waldvogel and Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors, and KBS Capital Advisors may serve as the advisor to future KBS-sponsored programs and KBS-advised investors. Further, our officers and one of our affiliated directors are also officers and/or the affiliated director of other public KBS-sponsored programs. Messrs. Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT II and KBS Growth & Income REIT. Messrs. Schreiber, DeLuca and Waldvogel and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors and the U.S. asset manager for the SREIT.
As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Schreiber, DeLuca and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT II, KBS Growth & Income REIT, KBS Capital Advisors, KBS Realty Advisors, other KBS-sponsored programs and/or other KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment in us, may decline.
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
Four of our directors are also directors of KBS REIT II and one of our affiliated directors is also an affiliated director of KBS Growth & Income REIT. The loyalties of our directors serving on the boards of directors of KBS REIT II and KBS Growth & Income REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored and advised programs, such as the following:
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
Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the share redemption program, they may not be able to recover an amount equal to the estimated value per share of our common stock.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to the estimated value per share of our common stock.
Since 2019, due to the limitations on redemptions under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets impacting the U.S. office market, we have either exhausted the funds available for Ordinary Redemptions under our share redemption program or implemented suspensions of Ordinary Redemptions under our share redemption program for all or a portion of the calendar year. On January 17, 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program to preserve capital in the current market environment. We will continue to evaluate the markets and our overall liquidity profile as we determine when to potentially remove the suspension on Ordinary Redemptions, though we can give no assurance in this regard.
Moreover, the share redemption program contains several general limitations on our ability to redeem shares under the program. If we resume Ordinary Redemptions in 2023, our share redemption program provides that, during any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that once we have received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds shall be reserved exclusively for Special Redemptions. Notwithstanding anything contained in our share redemption program to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders. Further, during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. Additionally, unless the shares are being redeemed in connection with a Special Redemption, we may not redeem shares unless the stockholder has held the shares for one year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.
We cannot predict future redemption demand with any certainty. If Ordinary Redemptions are resumed and future redemption requests exceed the amount of funding available under our share redemption program, the number of rejected redemption requests will increase over time.

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
We currently expect to announce an updated estimated value per share no later than December 2023.
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
On September 28, 2022, our board of directors approved an estimated value per share of our common stock of $9.00 (unaudited) based on (i) appraisals of our 17 real estate properties as of July 31, 2022 (the “Appraised Properties”), the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of September 20, 2022 and the estimated value of our other assets as of June 30, 2022 less (ii) the estimated value of our liabilities as of June 30, 2022, all divided by the number of shares outstanding as of June 30, 2022. We did not make any other adjustments to the estimated value per share from the date of the valuations above, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
We engaged Kroll, LLC (formerly Duff & Phelps, LLC) (“Kroll”), an independent third-party real estate valuation firm, to provide (i) appraisals of the Appraised Properties, (ii) an estimated value for our investment in units of the SREIT and (iii) a calculation of the range in estimated value per share of our common stock as of September 28, 2022. Kroll based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) its estimated value for our investment in units of the SREIT and (iii) valuations performed by our advisor of our cash, other assets, notes payable and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2022.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of September 28, 2022, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We generally have incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share also does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to September 28, 2022. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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

The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. Continued economic uncertainty and disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuations of our investments. Moreover, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment. These risks are not priced into the September 28, 2022 estimated value per share. As such, the estimated value per share does not take into account developments in our portfolio since September 28, 2022. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize an independent valuation firm to update the estimated value per share no later than December 2023.
The actual value of shares that we repurchase under our share redemption program may be less than what we pay.
Under our current share redemption program, shares may be repurchased at varying prices depending on whether the redemptions are in connection with a Special Redemption. Pursuant to our share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date, which is currently $9.00 per share, and Ordinary Redemptions are made at a price per share equal to 96% of our most recent estimated value per share as of the applicable redemption date, which is currently $8.64. Although these redemption prices are based on our current estimated value per share, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $9.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be less than what we pay and the repurchase may be dilutive to our remaining stockholders.

The current offering price of shares under our dividend reinvestment plan is equal to 95% of the September 28, 2022 estimated value per share approved by our board of directors. The offering price does not take into account developments in our portfolio or the markets since September 28, 2022, including the continued economic uncertainty and disruptions in the financial markets as a result of the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, all of which may negatively impact our operations and the value of our real estate and real estate-related investments. As a result, a reinvestment of dividends in our common stock bears increased risk.
Pursuant to our dividend reinvestment plan, participants in the dividend reinvestment plan acquire shares of our common stock under the plan at a price equal to 95% of the estimated value per share of our common stock. As such, participants currently acquire shares of our common stock under the plan at a price equal to $8.55 per share, which is 95% of our September 28, 2022 estimated value per share. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since September 28, 2022. Continued economic uncertainty and disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuations of our investments. Moreover, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment. Further, our significant investment in the common units of the SREIT, a traded Singapore real estate investment trust, is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to the quantity of units held by us relative to the trading volume of the units. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. These risks are not priced into our most recent estimated value per share, and given the uncertainty, no assurances can be given that the purchase price of shares of our common stock reflect the underlying value of our assets. As a result, a reinvestment of distributions in our common stock bears increased risk.
If funds are not available from our dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
We depend on the proceeds from our dividend reinvestment plan offering for general corporate purposes including, but not limited to: the redemption of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; the acquisition or origination of real estate investments; and the repayment of debt. We cannot predict with any certainty how much, if any, dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could further limit our ability to redeem shares under our share redemption program.
See also the discussion above under “Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the share redemption program, they may not be able to recover an amount equal to the estimated value per share of our common stock.”

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
These risks are heightened as a result of the disruptions in the financial markets discussed above. See “—Risks Related to an Investment in Our Common Stock—Elevated market volatility due to adverse economic and geopolitical conditions (such as the war in Ukraine), health crises (such as the continuing impact of the COVID-19 pandemic) or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.” and “—Risks Related to an Investment in Our Common Stock—Inflation and increased interest rates may adversely affect our financial condition and results of operations.”

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
These risks are heightened as a result of the disruptions in the financial markets discussed above. See “—Risks Related to an Investment in Our Common Stock—Elevated market volatility due to adverse economic and geopolitical conditions (such as the war in Ukraine), health crises (such as the continuing impact of the COVID-19 pandemic) or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.” and “—Risks Related to an Investment in Our Common Stock—Inflation and increased interest rates may adversely affect our financial condition and results of operations.”
If our acquisitions do not perform as expected, cash distributions to our stockholders may decline.
As of March 1, 2023, our real estate portfolio held for investment was composed of 16 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.3 million rentable square feet and was collectively 80% occupied. We also own an investment in the equity securities of the SREIT, a Singapore real estate investment trust listed on the SGX-ST. We made these investments based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected, we may have less cash flow from operating activities available to fund distributions and stockholder returns may be reduced.
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
We have made a significant investment in the common equity of the SREIT and may make equity investments in funds or corporate entities with a primary focus on the commercial real estate and real estate finance industries or with significant exposure to real estate, such as REITs. We may purchase the common or preferred stock of these entities or purchase or write options with respect to their stock. We may also invest in debt securities and preferred equity securities issued by funds or corporate entities with a primary focus on the commercial real estate and real estate finance industries or with significant exposure to real estate. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate investments. See above “—General Risks Related to Investments in Real Estate.” Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations, and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

Our significant investment in the SREIT is subject to the risks inherent in investing in traded securities. As of March 13, 2023, based solely on the closing trading price of the units of the SREIT on the SGX-ST of $0.365 per unit on such date and without taking into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading in the units, we owned approximately $78.8 million of units in the SREIT, representing an approximate 18.2% interest in the units of the SREIT. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and Mr. Schreiber holds an indirect ownership interest in the external manager of the SREIT. An affiliate of our advisor serves as the U.S. asset manager to the SREIT. The inability to dispose of our investment in the SREIT at the time and on the terms we want could materially adversely affect the investment results.

Risks Associated with Debt Financing
The risks in this section should be read together with the risks discussed above under “—Risks Related to an Investment in Our Common Stock—Elevated market volatility due to adverse economic and geopolitical conditions (such as the war in Ukraine), health crises (such as the continuing impact of the COVID-19 pandemic) or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.” and “—Risks Related to an Investment in Our Common Stock— Inflation and increased interest rates may adversely affect our financial condition and results of operations.”
We obtain lines of credit, mortgage indebtedness and other borrowings and have given guarantees, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and long-term financing secured by our properties and other assets and other borrowings. We have acquired our real estate properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions, to fund redemptions under our share redemption program and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
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
Additionally, due to disruptions in the financial markets, it is becoming increasingly difficult to refinance maturing debt obligations as lenders are hesitant to make new loans in the current market environment with so many uncertainties surrounding asset valuations, especially in the office real estate market. As a result, we may need to evaluate selling certain assets into a challenged real estate market, which would likely impact the ultimate sale price. While we have extension options on all debt obligations maturing in 2023, these extensions are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we may be required to reduce the loan commitment amount or make paydowns on certain loans, which would reduce our liquidity. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements.
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
As of December 31, 2022, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. As of December 31, 2022, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. We expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs to the extent such debt is not effectively hedged, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.
Certain of our debt historically has borne interest at an interest rate determined based on a US Dollar London Interbank Offered Rate (“LIBOR”). On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt. We may convert some of our LIBOR-based debt into debt based on the Secured Overnight Financing Rate (“SOFR”), which is the interest rate recommended by the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants convened by the Federal Reserve Board and the New York Federal Reserve to help ensure a successful transition from LIBOR to a more robust reference rate. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market and is a rate published by the Federal Reserve Bank of New York. On July 29, 2021, ARRC formally recommended CME Group’s forward-looking Term SOFR as a benchmark rate for use in transition away from LIBOR. Term SOFR is a forward-looking rate based on SOFR futures. We have converted and may in the future convert some of our LIBOR-based debt into debt based on Term SOFR. In order to convert LIBOR debt into SOFR or Term SOFR, based on ARRC recommendations and market practice, we generally are required by our lenders to pay a spread adjustment to LIBOR. This spread adjustment may have an impact of an increase or decrease to our current borrowing costs based on LIBOR. Where we maintain hedge positions, we may be able to offset some of the impact by converting hedge positions.
In addition, differences between LIBOR replacement methodology in our debt instruments and hedges could result in differences in conversion between our debt instruments and corresponding hedges. Mismatches could occur resulting from conversion at different times, into different benchmark replacement rates, or into the same benchmark replacement rates calculated at different times or using different methods of calculation. In addition, in 2021 we entered into certain loans benchmarked to the Bloomberg Short-Term Bank Yield Index (“BSBY”) and, in certain cases, entered into hedges benchmarked to LIBOR. Accordingly, there is a mismatch between the benchmark interest rate under those loans and the floating rate under our hedges. That mismatch is expected to continue assuming the floating rate referenced in those hedges converts in accordance with their terms to replacement benchmark rate (which is expected to be SOFR) under the ISDA conversion methodology.
The transition from LIBOR to an alternative reference rate could result in higher all-in interest costs and could hinder our ability to maintain effective hedges, which could impact our financial performance.
We may be unable to convert all of our debt instruments to SOFR or Term SOFR prior to June 30, 2023. If we are unable to effect such conversions, our lenders may force conversions to a SOFR-based rate under any applicable LIBOR transition legislation or to a SOFR-based rate or another interest rate under the terms of our debt agreements. These forced conversions could result in higher all-in interest costs and could hinder our ability to maintain effective hedges, which could impact our financial performance.

We have broad authority to incur debt and high debt levels could limit the amount of cash we have available to distribute to our stockholders and decrease the value of our stockholders’ investment in us.
We expect our debt financing and other liabilities to be between 45% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our aggregate borrowings to 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed our charter limit only if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2022, our borrowings and other liabilities were approximately 58% of the cost (before deducting depreciation and other noncash reserves) and 60% of the book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.
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
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2011. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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
We may make taxable distributions that are payable in cash and common stock. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). This threshold has been temporarily reduced in the past, and may be reduced in the future, by IRS guidance. Taxable stockholders receiving stock will be required to include in income, as a dividend, the full value of such stock, to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA. The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. We will continue to analyze and monitor the application of the IRA to our business; however, the effect of these changes on the value of our assets, shares of our common stock or market conditions generally, is uncertain.

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
With respect to the annual valuation requirements described above, we will provide an estimated value per share for our common stock annually to those fiduciaries (including IRA trustees and custodians) who request it. We can make no claim whether such estimated value per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or a fiduciary acting for an IRA is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or a fiduciary acting for an IRA may be subject to damages, penalties or other sanctions. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” of this Annual Report on Form 10-K.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2022, our real estate portfolio was composed of 16 office properties and one mixed-use office/retail property encompassing 7.3 million rentable square feet in the aggregate that were collectively 82% occupied with a weighted-average remaining lease term of 5.6 years. The following table provides summary information regarding the properties owned by us as of December 31, 2022:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Town Center Plano, TX	03/27/2012	Office	522,043	$135,867	$10,110	$27.82	4.4	4.0%	69.6%
McEwen Building Franklin, TN	04/30/2012	Office	175,262	38,596	5,072	33.18	5.6	1.2%	87.2%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	210,938	34,914	5,775	28.96	6.0	1.1%	94.5%
60 South Sixth (4) Minneapolis, MN	01/31/2013	Office	710,332	172,062	6,066	17.44	7.8	5.4%	49.0%
Preston Commons Dallas, TX	06/19/2013	Office	427,799	142,988	11,047	27.66	4.3	4.7%	93.3%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	91,751	7,791	27.93	3.7	2.9%	88.9%
201 Spear Street San Francisco, CA	12/03/2013	Office	254,598	153,384	16,030	73.99	3.7	5.2%	85.1%
Accenture Tower Chicago, IL	12/16/2013	Office	1,457,724	547,850	35,544	27.99	7.8	18.0%	87.1%
Ten Almaden San Jose, CA	12/05/2014	Office	309,255	129,483	12,931	52.08	2.4	4.1%	80.3%
Towers at Emeryville Emeryville, CA	12/23/2014	Office	593,484	221,712	22,546	52.68	3.0	7.3%	72.1%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	211,054	154,855	11,641	55.70	9.2	5.0%	99.0%
Park Place Village Leawood, KS	06/18/2015	Office/Retail	484,980	83,181	13,557	30.19	6.4	3.2%	92.6%
201 17th Street Atlanta, GA	06/23/2015	Office	355,870	102,560	9,920	31.23	7.2	3.2%	89.3%
515 Congress Austin, TX	08/31/2015	Office	267,956	134,216	9,472	37.45	4.0	4.6%	94.4%
The Almaden San Jose, CA	09/23/2015	Office	416,126	194,934	19,428	52.00	4.1	6.7%	89.8%
3001 Washington Boulevard Arlington, VA	11/06/2015	Office	94,836	60,947	5,189	54.72	6.7	2.1%	100.0%
Carillon Charlotte, NC	01/15/2016	Office	488,277	169,052	11,090	29.98	3.6	5.8%	75.8%
			7,294,143	$2,568,352	$213,209	$35.70	5.6		81.9%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(4) This property was formerly known as RBC Plaza and was re-named 60 South Sixth in connection with the re-branding strategy for this property.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2022:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	33	$5,620	2.6%	251,205	4.2%
2023	91	28,330	13.3%	742,111	12.4%
2024	93	22,824	10.7%	668,538	11.2%
2025	85	20,407	9.6%	551,430	9.2%
2026	61	22,369	10.5%	610,312	10.2%
2027	88	24,048	11.3%	739,036	12.4%
2028	50	14,115	6.6%	391,258	6.6%
2029	23	15,642	7.3%	371,225	6.2%
2030	21	20,361	9.6%	511,054	8.6%
2031	9	2,909	1.4%	97,162	1.6%
2032	18	12,185	5.7%	340,267	5.7%
Thereafter	11	24,399	11.4%	697,904	11.7%
Total	583	$213,209	100.0%	5,971,502	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2022, our portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	114	$39,354	18.5%
Real Estate	54	21,822	10.2%
		$61,176	28.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2022, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 8, 2023, we had 148.6 million shares of common stock outstanding held by a total of approximately 30,101 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $9.00 per share as of December 31, 2022. This estimated value per share is based on our board of directors’ approval on September 28, 2022 of an estimated value per share of our common stock of $9.00 based on (i) appraisals of our 17 real estate properties as of July 31, 2022 (the “Appraised Properties”), the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of September 20, 2022 and the estimated value of our other assets as of June 30, 2022 less (ii) the estimated value of our liabilities as of June 30, 2022, all divided by the number of shares outstanding as of June 30, 2022. From the date of the valuations above through September 28, 2022, there were no material changes to the net values of our assets and liabilities that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Kroll, LLC (formerly Duff & Phelps, LLC) (“Kroll”), an independent third party real estate valuation firm, to provide (i) appraisals of the Appraised Properties, (ii) an estimated value for our investment in units of the SREIT (described below) and (iii) a calculation of the range in estimated value per share of our common stock as of September 28, 2022. Kroll based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) its estimated value for our investment in units of the SREIT and (iii) valuations performed by our advisor of our cash, other assets, notes payable and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2022. The appraisal reports Kroll prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
The conflicts committee reviewed Kroll’s valuation report, which included an appraised value for each of the Appraised Properties, an estimated value of our investment in units of the SREIT and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor and reviewed by Kroll. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $8.15 to $9.89, with an approximate mid-range value of $9.00 per share, as determined by Kroll and recommended by our advisor, which approximate mid-range value was based on Kroll’s appraisals of the Appraised Properties, Kroll’s valuation of our investment in units of the SREIT and valuations performed by our advisor of our cash, other assets, notes payable and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $9.00 as the estimated value per share of our common stock, which estimated value per share is based on those factors discussed in (i) above. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.00 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of September 28, 2022 as well as the calculation of our prior estimated value per share as of November 1, 2021. Kroll was not responsible for the determination of the estimated value per share as of September 28, 2022 or November 1, 2021, respectively.

	September 28, 2022 Estimated Value per Share	November 1, 2021 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$18.94	$19.74	$(0.80)
Investment in SREIT units (3)	0.79	1.45	(0.66)
Cash, restricted cash and cash equivalents	0.26	0.25	0.01
Other assets	0.24	0.10	0.14
Notes payable (4)	(10.80)	(10.17)	(0.63)
Other liabilities	(0.43)	(0.59)	0.16
Estimated value per share	$9.00	$10.78	$(1.78)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$9.00	$10.78	$(1.78)
_____________________
(1) The November 1, 2021 estimated value per share was based upon a calculation of the range in estimated value per share of our common stock as of November 1, 2021 by Kroll and the recommendation of our advisor. Kroll based this range in estimated value per share upon (i) its appraisals of 17 of our consolidated real estate properties owned as of September 30, 2021, (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021, (iii) its estimated value for our investment in units of the SREIT and (iv) valuations performed by our advisor of our cash, other assets, notes payable and other liabilities. For more information relating to the November 1, 2021 estimated value per share and the assumptions and methodologies used by Kroll and our advisor, see Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the SEC on March 31, 2022.
(2) The estimated value of our 17 real estate properties as of July 31, 2022 was $2.8 billion. The decrease in the estimated value of real estate properties per share was primarily due to the disposition of an office property and an overall decrease in the value of the Appraised Properties.
(3) The decrease in estimated value of our investment in SREIT units per share is due to our sale of 73,720,000 units on November 9, 2021 as well as a decrease in the closing price of the units of the SREIT on the Singapore Exchange Securities Trading Limited (“SGX-ST”) as of September 20, 2022.
(4) The increase in the estimated value of notes payable per share is primarily due to an overall decrease in our outstanding shares of common stock as a result of shares redeemed since September 30, 2021 pursuant to our share redemption program.
The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $10.78 to $9.00. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, the disposition of an office property on November 2, 2021, the sale of 73,720,000 units of the SREIT on November 9, 2021, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
November 1, 2021 estimated value per share	$10.78
Changes to estimated value per share
Investments
Real estate	(1.19)
Investment in SREIT units	(0.35)
Capital expenditures on real estate	(0.61)
Total change related to investments	(2.15)
Distributions declared in excess of modified operating cash flows (1)	(0.02)
Notes payable	0.07
Interest rate swap liability	0.31
Other changes, net	0.01
Total change in estimated value per share	$(1.78)
September 28, 2022 estimated value per share	$9.00
_____________________
(1) Modified operating cash flow reflects modified funds from operations (“MFFO”) adjusted to deduct capitalized interest expense, capitalized real estate taxes and insurance and add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of September 28, 2022, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share also does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to September 28, 2022. See “—Limitations of the Estimated Value per Share” below.
As of September 28, 2022, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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
Independent Valuation Firm
Kroll(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties, to provide an estimated value of our investment in units of the SREIT and to provide a calculation of the range in estimated value per share of our common stock as of September 28, 2022. Kroll is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Kroll was based on the scope of work and not on the appraised values of the Appraised Properties or the estimated value of our investment in units of the SREIT.
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
In performing its analyses, Kroll made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Kroll assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Kroll’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect Kroll’s analyses and conclusions. Kroll’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.
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
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Kroll’s appraisal reports. All of Kroll’s appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
As of July 31, 2022, we owned 17 real estate properties (consisting of 16 office properties and one mixed-use office/retail property, which together are the Appraised Properties). Kroll appraised each of the Appraised Properties as of July 31, 2022 using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on a discounted cash flow analyses for the final appraisal of each of the Appraised Properties. Kroll calculated the discounted cash flow value of each of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
The Appraised Properties were acquired for a total purchase price of $2.1 billion, including $30.4 million of acquisition fees and acquisition expenses, and as of July 31, 2022, we had invested $679.9 million in capital expenses and tenant improvements in these properties. Based on the appraisal methodologies described above, the total appraised value of the Appraised Properties as of July 31, 2022 was $2.8 billion which, when compared to the total purchase price plus subsequent capital improvements through July 31, 2022 of $2.8 billion, results in an overall decrease in the estimated value of these properties of approximately 1.3%.

The following table summarizes the key assumptions that Kroll used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.25% to 8.75%	6.68%
Discount rate	7.00% to 9.50%	7.64%
Net operating income compounded annual growth rate (1)	(0.86)% to 31.60%	6.94%
_____________________
(1) The net operating income compounded annual growth rates (the “CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the valuation period of the property) net of expenses over the valuation period for each of the properties. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties and can be significantly impacted by current occupancy at the properties. For appraised properties over 90% occupied, the CAGR range is (0.86)% to 5.10% with a weighted average CAGR of 2.83%.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.49	$(0.48)	$0.63	$(0.61)
Discount rate	0.37	(0.39)	0.56	(0.57)

Finally, a 1% increase in the appraised value of the Appraised Properties would result in a $0.19 increase in our estimated value per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.18 to our estimated value per share, assuming all other factors remain unchanged.
Investment in the SREIT
As of June 30, 2022, we owned 215,841,899 units of the SREIT (SGX-ST Ticker: OXMU), a Singapore real estate investment trust listed on the SGX-ST, which represented 18.4% of the outstanding units of the SREIT at that time.
We engaged Kroll to value our investment in units of the SREIT as of September 20, 2022 based on the SGX-ST trading price of the units of the SREIT as of closing on September 20, 2022 less a discount to account for holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units (“blockage”). Kroll estimated the percentage discount for the holding period risk applicable to our holdings as the quotient of the value of a hypothetical series of at-the-money put options relative to the freely traded market value of our holdings (i.e., the average of the high and low trading prices of the units times the number of units held by us), where each such put option corresponds to one of the expected future sales of such units in the public market over a period of time in which we could reasonably sell such units if desired, given the constraints imposed by blockage. Ultimately, the discount for the holding period risk may be attributable to blockage, which constrains the rate at which the holder can sell the subject units into a public market without upsetting the market’s equilibrium. Kroll’s analysis of the discount for the holding period risk applicable to our holdings had three elements: (i) analysis of trading volume in the SREIT’s units and the shares of other listed REITs in order to estimate the quantity of units that might be saleable by us in the public market; (ii) an estimate of the expected future price volatility of the SREIT’s units, which is the key variable in the valuation of the hypothetical series of put options; and (iii) application of the Black-Scholes model in the valuation of the series of put options. Based on its analysis, the estimated value of the units of the SREIT held by us as of September 20, 2022 was $116.5 million. The 215,841,899 units of the SREIT owned by us as of September 20, 2022 were acquired at an aggregate purchase price of $189.9 million.

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

Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2022, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
As of June 30, 2022, the GAAP fair value and the carrying value of our notes payable were $1.6 billion and $1.6 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 5.4%. Our notes payable had a weighted-average remaining term of 1.3 years as of June 30, 2022.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.03)	$0.04	$(0.03)	$0.04

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
Limitations of the Estimated Value per Share
As mentioned above, we provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The estimated value per share set forth above first appeared on the September 30, 2022 customer account statements that were mailed in October 2022. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.

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
Further, the estimated value per share is based on (i) appraisals of the Appraised Properties as of July 31, 2022, the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of September 20, 2022 and the estimated value of our other assets as of June 30, 2022 less (ii) the estimated value of our liabilities as of June 30, 2022, all divided by the number of shares outstanding as of June 30, 2022. From the date of the valuations above through the date of this filing, there have been no material changes to the net values of our assets and liabilities that impacted the overall estimated value per share, and we did not make any other adjustments to the estimated value per share from the date of the valuations above, including any adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs related to our dividend reinvestment plan offering; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets, the real estate and finance markets and due to other factors. Continued economic uncertainty and disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuations of our investments. Moreover, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment.
Our estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of September 28, 2022, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share does not take into consideration acquisition-related costs and financing costs related to any future acquisitions subsequent to September 28, 2022. We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2023.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$10.78		November 1, 2021	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2021, filed March 31, 2022
$10.77		May 13, 2021	Current Report on Form 8-K, filed with the SEC on May 14, 2021
$10.74		December 7, 2020	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2020, filed March 12, 2021
$11.65	(1)	December 4, 2019	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2019, filed March 6, 2020
$12.02		December 3, 2018	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2018, filed March 14, 2019
$11.73		December 6, 2017	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2017, filed March 8, 2018
$10.63		December 9, 2016	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2016, filed March 13, 2017
$10.04		December 8, 2015	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2015, filed March 14, 2016
$9.42	(2)	December 9, 2014	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2014, filed March 9, 2015
$9.29	(2)	May 5, 2014	Supplement no. 3 to our prospectus dated April 25, 2014 (Registration No. 333-164703), filed May 6, 2014
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
During 2022 and 2021, we declared distributions based on a monthly record date for each month during the period commencing January 2021 through December 2022. We paid distributions for all record dates of a given month on or about the first business day of the following month; however, we accelerated the payment of the June 2021 distributions due to the timing of a self-tender offer. Distributions declared during 2022 and 2021, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2022
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$22,795	$22,336	$22,017	$22,087	$89,235
Total Per Share Distribution (1) (2)	$0.149	$0.149	$0.150	$0.150	$0.598
	2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$27,640	$27,755	$23,863	$23,361	$102,619
Total Per Share Distribution (1) (2)	$0.149	$0.149	$0.150	$0.150	$0.598
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day that was a monthly record date for distributions during the period presented.
(2) For each monthly record date for distributions during the period from January 1, 2021 through December 31, 2022, distributions were calculated at a rate of $0.04983333 per share.
The tax composition of our distributions declared for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021
Ordinary Income	3%	20%
Capital Gain	—%	77%
Return of Capital	97%	3%
Total	100%	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”

2023 Distributions
Our board of directors has declared the following distributions for the period from January 2023 through April 2023:

Period	Record Date	Distributions Declared Per Share (1)
January 2023	January 20, 2023	$0.03833333
February 2023	February 20, 2023	$0.03833333
March 2023	March 20, 2023	$0.03833333
April 2023	April 20, 2023	$0.03833333
_____________________
(1) Distributions are generally paid on a monthly basis. Distributions for the monthly record date of a given month are generally paid on or about the first business day of the following month.
In January 2023, we reduced the distribution rate from that of prior periods due to the continued impact of the economic slowdown on our cash flows, which is primarily the result of rising interest rates and tenant lease expirations as discussed herein. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Stockholders may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Amended and Restated Share Redemption Program
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. The restrictions of our share redemption program will limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover an amount equal to our estimated value per share. Further, on January 17, 2023, our board of directors determined to suspend Ordinary Redemptions (defined below) under our share redemption program to preserve capital in the current market environment. We will continue to evaluate the markets and our overall liquidity profile as we determine when to potentially remove the suspension on Ordinary Redemptions, though we can give no assurance in this regard. During the suspension of Ordinary Redemptions, all Ordinary Redemption requests that have been received were canceled, and no Ordinary Redemption requests will be accepted or collected. However, any redemptions sought in connection with and meeting the requirements for Special Redemptions (defined below) will still be eligible for redemption and will continue to be processed in accordance with the current share redemption program.
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
◦Upon effectiveness of the April 2022 Amended Share Redemption Program, for calendar year 2022, we could redeem up to 5% of the weighted-average number of shares outstanding during the 2021 calendar year, provided that once we had received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the 2022 calendar year, would result in the number of remaining shares available for redemption in the 2022 calendar year being 500,000 or less, the last 500,000 shares available for redemption were reserved exclusively for redemptions sought in connection with a Special Redemption.
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
Except for unsatisfied Ordinary Redemption requests for calendar year 2022 and except during the current suspension of Ordinary Redemptions under the share redemption program, if we do not completely satisfy a redemption request on a redemption date because the program administrator did not receive the request in time, because of the limitations on redemptions set forth in our share redemption program or because of a suspension of our share redemption program, then we will treat the unsatisfied portion of the redemption request as a request for redemption at the next redemption date funds are available for redemption, unless the redemption request is withdrawn. Any stockholder can withdraw a redemption request by sending written notice to the program administrator, provided such notice is received at least five business days before the redemption date.
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
On November 1, 2021, our board of directors approved an estimated value per share of our common stock of $10.78 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2021, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of October 22, 2021 and (ii) the contractual sales price less estimated disposition costs and fees of one property that was under contract to sell as of November 1, 2021. Effective for the November 2021 redemption date, which was November 30, 2021, and through September 28, 2022, the redemption price for all shares eligible for redemption was calculated based on the November 1, 2021 estimated value per share.
On September 28, 2022, our board of directors approved an estimated value per share of our common stock of $9.00 (unaudited) based on (i) appraisals of our 17 real estate properties as of July 31, 2022, the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of September 20, 2022 and the estimated value of our other assets as of June 30, 2022 less (ii) the estimated value of our liabilities as of June 30, 2022, all divided by the number of shares outstanding as of June 30, 2022. Effective for the October 2022 redemption date, which was October 31, 2022, and until the estimated value per share is updated, the redemption price for all shares eligible for redemption will be calculated based on the September 28, 2022 estimated value per share.
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

During the year ended December 31, 2022, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and from debt financing. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	1,153,542	$10.37	(3)
February 2022	1,250,047	$10.39	(3)
March 2022	1,417,714	$10.38	(3)
April 2022	1,147,723	$10.37	(3)
May 2022	1,108,578	$10.39	(3)
June 2022	1,303,979	$10.38	(3)
July 2022	806,789	$10.44	(3)
August 2022	137,462	$10.78	(3)
September 2022	—	$—	(3)
October 2022	197,449	$9.00	(3)
November 2022	93,257	$9.00	(3)
December 2022	—	$—	(3)
Total	8,616,540
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
(3) As of August 1, 2022, we had exhausted the funds available under the share redemption program for Ordinary Redemptions for calendar year 2022. As of November 30, 2022, we had exhausted all funds available under the share redemption program for Special Redemptions for calendar year 2022. As of December 31, 2022, we had a total of $0.7 million of outstanding and unfulfilled Special Redemption requests, representing 79,063 shares, recorded as redeemable common stock payable on the accompanying consolidated balance sheets.
For the months of January 2022 through June 2022, we fulfilled all Ordinary Redemption and Special Redemption requests eligible for redemption under our share redemption program and received in good order. For the months of July, August and October 2022, we fulfilled all Special Redemption requests eligible for redemption under our share redemption program and received in good order. See note (3) above.
In addition to the redemptions under the share redemption program described above, during the year ended December 31, 2022, we repurchased an additional 3,904 shares of our common stock at an average price of $10.58 per share for an aggregate price of $41,000.
As discussed above, in January 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program to preserve capital in the current market environment. However, any redemptions sought in connection with and meeting the requirements for Special Redemptions are still eligible for redemption and will continue to be processed in accordance with the share redemption program, subject to the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2022, or $33.4 million, including the reserve for Special Redemptions. As of March 1, 2023, we had $31.2 million available for redemptions for the remainder of 2023 under the share redemption program, including the reserve for Special Redemptions.

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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2022, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
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
Also in connection with the conflict committee’s and the board of directors’ assessment of alternatives available to us, our assessment of our capital raising prospects, market conditions, economic uncertainty and the other factors mentioned above, at this time we do not intend to pursue a conversion to an “NAV REIT.”

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
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, rapidly rising interest rates and significant inflation (or the perception that any of these events may continue) as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. During 2021 and 2022, the usage of many of our assets remained lower than pre-pandemic levels, and we cannot predict when, if and to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. Further, potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, adversely impacting our operations. Both upcoming and recent tenant lease expirations amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the San Francisco Bay Area where we own several assets, have had direct and material impacts on our ability to access certain credit facilities (see “—Liquidity and Capital Resources” below), which, in large part, provide liquidity to manage redemption requests.

During the year ended December 31, 2020, we recognized an impairment charge of $19.9 million for an office/retail property due to the continued deterioration of retail demand at the property which was further impacted by the COVID-19 pandemic.
We have also made a significant investment in the common units of the SREIT. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. As of March 13, 2023, the aggregate value of our investment in the units of the SREIT was $78.8 million, which was based solely on the closing price of the units on the SGX-ST of $0.365 per unit as of March 13, 2023, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.515 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
We have concluded that it is critical to preserve capital given the current state of the markets. On January 17, 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program and reduce the distribution rate from that of prior periods. These actions were a direct result of the factors discussed above.
Continued disruptions in the financial markets and economic uncertainty could adversely affect our ability to implement our business strategy and generate returns to stockholders and our ability to sustain our current distribution rate. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. However, we believe that our cash flow from operations, cash on hand, current availability under our loan facilities, proceeds from our dividend reinvestment plan, current and anticipated financing activities and anticipated asset sales are sufficient to meet our liquidity needs for the foreseeable future.

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
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. Due to uncertainties in the U.S. office real estate market, most notably in the greater San Francisco Bay Area where we own certain assets, we anticipate that our future cash flows from operations may be impacted due to lease rollover and reduced demand for office space.
Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of December 31, 2022, we held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date.
As of December 31, 2022, we had mortgage debt obligations in the aggregate principal amount of $1.7 billion, with a weighted-average remaining term of 0.9 years. As of December 31, 2022, we had $1.3 billion of notes payable maturing during the 12 months ending December 31, 2023. As of December 31, 2022, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. As of December 31, 2022, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements.
The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we may be required to reduce the loan commitment amount or make paydowns on certain loans, which would reduce our liquidity. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements.

We paid cash distributions to our stockholders during the year ended December 31, 2022 using cash flow from operations from current and prior periods and proceeds from debt financing. Cash flows from operations are an important factor in our ability to sustain our current distribution rate. We have experienced a reduction in our net cash flows from operations in recent periods primarily due to lease expirations in our portfolio and a resulting decrease in occupancy. In January 2023, our board of directors reduced our distribution rate from prior periods due to the continued impact of the economic slowdown on our cash flows. See Part I, Item 1A, “Risk Factors,” Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Information,” “—Market Outlook—Real Estate and Real Estate Finance Markets” above and “—Distributions” below. Our management team and our board of directors will continue to monitor our results of operations and operating cash flows, and based on an analysis of our cash flows and projected cash flows may consider a further reduction to our distribution rate in a future period.
We believe that our cash flow from operations, cash on hand, current availability under our loan facilities, proceeds from our dividend reinvestment plan, current and anticipated financing activities and anticipated asset sales are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2022 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the year ended December 31, 2022 and 2021, net cash provided by operating activities was $76.0 million and $100.8 million, respectively. Net cash provided by operating activities was lower during the year ended December 31, 2022 primarily as a result of an increase in interest costs in 2022, a decrease in dividends received from our investment in the SREIT in 2022 due to our sale of 73,720,000 units in the SREIT in November 2021, the timing of payments of lease commissions and the disposition of Domain Gateway in November 2021.
Cash Flows from Investing Activities
Net cash used in investing activities was $121.6 million for the year ended December 31, 2022 due to improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $53.0 million and primarily consisted of the following:
•$197.9 million of net cash provided by debt financing as a result of proceeds from notes payable of $282.1 million, partially offset by principal payments on notes payable of $83.0 million and payments of deferred financing costs of $1.2 million;
•$89.2 million of cash used for redemptions and repurchases of common stock;
•$56.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $33.4 million; and
•$0.6 million provided by interest rate swap settlements for off-market swap instruments.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2022, our borrowings and other liabilities were approximately 58% of the cost (before deducting depreciation and other noncash reserves) and 60% of the book value (before deducting depreciation) of our tangible assets, respectively.

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
Notwithstanding the foregoing on November 8, 2022, we and our advisor renewed the advisory agreement and amended certain provisions related to the payment of asset management fees (the “Renewed Advisory Agreement”), among other provisions. Pursuant to the Renewed Advisory Agreement and until the Bonus Retention Fund (defined below) is fully funded, commencing with asset management fees accruing from October 1, 2022, we pay $1.15 million of the monthly asset management fee to our advisor in cash and we deposit the remainder of the monthly asset management fee into an interest bearing account in our name, which amounts will be paid to our advisor from such account solely as reimbursement for payments made by our advisor pursuant to our advisor’s employee retention program (such account, the “Bonus Retention Fund”). We will be deemed to have fully funded the Bonus Retention Fund once we have deposited $8.5 million in cash into such account, at which time the monthly asset management fee will be payable in full to our advisor. Amounts deposited in the Bonus Retention Fund will not be due or paid by us to our advisor unless we have received an invoice from our advisor with a computation of the payments paid or to be paid by our advisor to employees pursuant to our advisor’s employee retention program for the applicable period. Our advisor has acknowledged and agreed that payments by our advisor to employees under our advisor’s employee retention program that are reimbursed by us from the Bonus Retention Fund will be conditioned on (a) our liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of us in which (i) we are not the surviving entity and (ii) our advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of our assets; (d) the non-renewal or termination of the Renewed Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Renewed Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of our executive officers, Mr. Waldvogel and Ms. Yamane, and one of our directors, Mr. DeLuca, participate in and have been allocated awards under our advisor’s employee retention program, which awards would only be paid as set forth above.
Prior to entering the Renewed Advisory Agreement, the advisory agreement had provided that with respect to asset management fees accruing from March 1, 2014, our advisor would defer, without interest, our obligation to pay asset management fees for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Institute of Portfolio Alternatives (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, did not exceed the amount of distributions declared by us for record dates of that month. We remained obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeded the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus was deferred under the advisory agreement. If the MFFO Surplus for any month exceeded the amount of the asset management fee payable for such month, any remaining MFFO Surplus was applied to pay any asset management fee amounts previously deferred in accordance with the advisory agreement.

Pursuant to the Renewed Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The Renewed Advisory Agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.
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
In addition, the Renewed Advisory Agreement provides that any and all Deferred Asset Management Fees that are unpaid will also be immediately due and payable upon the earlier of:
(i)     a listing of our shares of common stock on a national securities exchange;
(ii)    our liquidation and dissolution;
(iii)    a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of us in which (y) we are not the surviving entity and (z) our advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; and
(iv)    the sale or other disposition of all or substantially all of our assets.
The Renewed Advisory Agreement may be terminated (i) upon 60 days written notice without cause or penalty by either us (acting through the conflicts committee) or our advisor or (ii) immediately by us for cause or upon the bankruptcy of our advisor. If the Renewed Advisory Agreement is terminated without cause, then our advisor will be entitled to receive from us any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees, provided that upon such non-renewal or termination we do not retain an advisor in which our advisor or its affiliates have a majority interest. Upon termination of the Renewed Advisory Agreement, all unpaid Deferred Asset Management Fees will automatically be forfeited by our advisor, and if the Renewed Advisory Agreement is terminated for cause, any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees will also automatically be forfeited by our advisor.
As of December 31, 2022, we had accrued $10.2 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. As of December 31, 2022, we have deposited $1.7 million of restricted cash into the Bonus Retention Fund. We had not made any payments to our advisor from the Bonus Retention Fund as of December 31, 2022. For the year ended December 31, 2022, we and our advisor agreed to adjust MFFO for the purpose of the calculation above to add back the following non-operating expenses: a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to us.

Debt Obligations
The following is a summary of our debt obligations as of December 31, 2022 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	2023	2024-2025	2026-2027
Outstanding debt obligations (1)	$1,671,395	$1,252,185	$419,210	$—
Interest payments on outstanding debt obligations (2) (3)	89,178	77,390	11,788	—
Interest payments on interest rate swaps (4) (5)	—	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of December 31, 2022. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we may be required to reduce the loan commitment amount or make paydowns on certain loans, which would reduce our liquidity. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2022 (consisting of the contractual interest rate and using interest rate indices as of December 31, 2022, where applicable).
(3) We incurred interest expense related to notes payable of $56.4 million, excluding amortization of deferred financing costs totaling $3.9 million during the year ended December 31, 2022.
(4) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of December 31, 2022. In the case where the swapped floating rate (one-month LIBOR or one-month Term SOFR) at December 31, 2022 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(5) We incurred net realized losses related to interest rate swaps of $0.3 million, excluding unrealized gains on derivative instruments of $52.2 million, during the year ended December 31, 2022

Capital Expenditures Obligations
As of December 31, 2022, we have capital expenditure obligations of $69.3 million, the majority of which is expected to be spent in the next twelve months and of which $24.1 million has already been accrued and included in accounts payable and accrued liabilities on our consolidated balance sheet as of December 31, 2022. This amount includes unpaid contractual obligations for building improvements and unpaid portions of tenant improvement allowances which were granted pursuant to lease agreements executed as of December 31, 2022, including amounts that may be classified as lease incentives pursuant to GAAP. In certain cases, tenants may have discretion when to utilize their tenant allowances and may delay the start of projects or tenants control the construction of their projects and may not submit timely requests for reimbursement or there are general construction delays, all of which could extend the timing of payment for a portion of these capital expenditure obligations beyond twelve months.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 31, 2022 and which specific discussion is incorporated herein by reference.
As of December 31, 2022 and 2021, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. The following table provides summary information about our results of operations for the years ended December 31, 2022 and 2021 (dollar amounts in thousands):

Comparison of the year ended December 31, 2022 versus the year ended December 31, 2021

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties and Ceasing of Equity Method of Accounting (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2022	2021
Rental income	$275,026	$280,144	$(5,118)	(2)%	$(8,262)	$3,144
Dividend income from real estate equity securities	14,850	—	14,850	100%	—	14,850
Other operating income	18,141	16,617	1,524	9%	(92)	1,616
Operating, maintenance and management	74,783	68,806	5,977	9%	(242)	6,219
Real estate taxes and insurance	51,811	57,687	(5,876)	(10)%	(137)	(5,739)
Asset management fees to affiliate	20,102	19,832	270	1%	(412)	682
General and administrative expenses	8,115	6,116	1,999	33%	n/a	n/a
Depreciation and amortization	111,860	110,984	876	1%	(2,429)	3,305
Interest expense	60,259	34,564	25,695	74%	(681)	26,376
Net gain on derivative instruments	(51,932)	(5,263)	(46,669)	887%	—	(46,669)
Unrealized (loss) gain on real estate equity securities	(92,812)	16,765	(109,577)	(654)%	—	(109,577)
Write-off of prepaid offering costs	(2,728)	—	(2,728)	(100)%	n/a	n/a
Other interest income	63	52	11	21%	n/a	n/a
Equity in income of an unconsolidated entity	—	8,698	(8,698)	(100)%	(8,698)	—
Loss from extinguishment of debt	—	(214)	214	(100)%	214	—
Gain on sale of real estate, net	—	114,321	(114,321)	(100)%	(114,321)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2022 compared to the year ended December 31, 2021 related to dispositions of properties after January 1, 2021 and ceasing of equity method of accounting related to our investment in the units of the SREIT for periods after November 9, 2021.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2022 compared to the year ended December 31, 2021 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $280.1 million for the year ended December 31, 2021 to $275.0 million for the year ended December 31, 2022. The decrease in rental income was primarily due to the dispositions of real estate properties subsequent to January 1, 2021, partially offset by a net increase in rental income related to lease commencements subsequent to December 31, 2021 with respect to properties held throughout both periods. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets.”
Dividend income from our real estate equity securities was $14.9 million for the year ended December 31, 2022. On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT as of that date, we no longer had significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date and dividend income is recognized as it is declared based on eligible units as of the ex-dividend date. Prior to November 9, 2021, our investment in the SREIT was accounted for under the equity method of accounting.
Other operating income increased from $16.6 million during the year ended December 31, 2021 to $18.1 million for the year ended December 31, 2022. The increase in other operating income was primarily due to an increase in parking revenues for properties held throughout both periods, offset by the disposition of Anchor Centre in January 2021. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets.

Operating, maintenance and management costs increased from $68.8 million for the year ended December 31, 2021 to $74.8 million for the year ended December 31, 2022. The increase in operating, maintenance and management costs was primarily due to an overall increase in operating costs, including utilities, janitorial and security costs, as a result of general inflation, an increase in physical occupancy at properties held throughout both periods and higher legal fees and space planning costs related to leasing activities, offset by the dispositions of real estate properties subsequent to January 1, 2021. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office.
Real estate taxes and insurance decreased from $57.7 million for the year ended December 31, 2021 to $51.8 million for the year ended December 31, 2022, primarily due to a decrease in real estate taxes as a result of a property tax appeal for a real estate property held throughout both periods during the year ended December 31, 2022, property tax refunds received during the year ended December 31, 2022 and the dispositions of real estate properties subsequent to January 1, 2021. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own.
Asset management fees with respect to our real estate investments increased from $19.8 million for the year ended December 31, 2021 to $20.1 million for the year ended December 31, 2022, primarily due to capital improvements at properties held throughout both periods, offset by the dispositions of real estate properties subsequent to January 1, 2021. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of December 31, 2022, there were $10.2 million of accrued asset management fees, of which $8.5 million were Deferred Asset Management Fees. For a discussion of Deferred Asset Management Fees, see “— Liquidity and Capital Resources” herein.
General and administrative expenses increased from $6.1 million for the year ended December 31, 2021 to $8.1 million for the year ended December 31, 2022, primarily due to professional fees incurred related to our conflicts committee’s and board of directors’ evaluation of various alternatives available to us. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees, financial advisor consulting fees and audit costs. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased slightly from $111.0 million for the year ended December 31, 2021 to $111.9 million for the year ended December 31, 2022, primarily due to an increase in capital improvements at a property held throughout both periods, offset by the disposition of Domain Gateway in November 2021. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense increased from $34.6 million for the year ended December 31, 2021 to $60.3 million for the year ended December 31, 2022. Included in interest expense was (i) $30.6 million and $56.4 million of interest expense payments for the years ended December 31, 2021 and 2022, respectively, and (ii) the amortization of deferred financing costs of $4.0 million and $3.9 million for the years ended December 31, 2021 and 2022, respectively. The increase in interest expense was due to additional borrowings to refinance a property held throughout both periods, draws on our revolving debt and higher one-month LIBOR, one-month BSBY and one-month Term SOFR during the year ended December 31, 2022 and the related impact on interest expense related to the portion of our variable rate debt. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings.
Net gain on derivative instruments increased from $5.3 million for the year ended December 31, 2021 to $51.9 million for the year ended December 31, 2022. Included in net gain on derivative instruments was (i) unrealized gain on interest rate swaps of $23.3 million and $52.2 million for the years ended December 31, 2021 and 2022, respectively, (ii) realized gain on interest rate swaps of $6.9 million for the year ended December 31, 2022, offset by (iii) $18.0 million and $7.2 million of realized loss on interest rate swaps for the years ended December 31, 2021 and 2022, respectively. The increase in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the year ended December 31, 2022. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
During the year ended December 31, 2022, we recorded an unrealized loss on real estate equity securities of $92.8 million as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST. During the period from November 9, 2021 through December 31, 2021, we recorded an unrealized gain on real estate equity securities of $16.8 million based on the difference in the aggregate carrying value of our 215,841,899 units of the SREIT on November 9, 2021 and the aggregate fair value of these units as of December 31, 2021, based on the closing price of the SREIT units on the SGX-ST on that date.

During the year ended December 31, 2022, we recorded $2.7 million related to the write-off of prepaid offering costs. In connection with the conflict committee’s and the board of directors’ assessment of alternatives available to us, our assessment of our capital raising prospects, market conditions, economic uncertainty and the other factors mentioned above under “—Overview”, at this time we do not intend to pursue a conversion to an “NAV REIT.” In order to avoid additional legal, accounting and other offering costs, we withdrew our registration statement on Form S-11 to register a public offering as an NAV REIT, which had been filed with the SEC.
During the period from January 1, 2021 through November 8, 2021, we recorded equity in income of an unconsolidated entity of $8.7 million, related to our investment in the SREIT. Equity in income of an unconsolidated entity during the period from January 1, 2021 through November 8, 2021 included a gain of $3.1 million related to our sale of 73,720,000 units in the SREIT on November 9, 2021 and a gain of $1.1 million to reflect the net effect to our investment as a result of the net proceeds raised by the SREIT in a private offering in July 2021. As discussed above, effective November 9, 2021, based on our 18.5% ownership interest in the SREIT as of that date, we do not exercise significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, our investment in the units of the SREIT represents an investment in marketable securities and therefore is presented at fair value as of December 31, 2022, based on the closing price of the SREIT units on the SGX-ST on that date.
We recognized a gain on sale of real estate of $114.3 million during the year ended December 31, 2021 related to the dispositions of Anchor Centre in January 2021 and Domain Gateway in November 2021. We did not dispose of any real estate during the year ended December 31, 2022.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold during the years ended December 31, 2022, 2021 and 2020, and a real estate loan receivable paid off in full on December 11, 2020.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2022, 2021 and 2020, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2022	2021	2020
Net (loss) income attributable to common stockholders	$(62,458)	$143,657	$(18,497)
Depreciation of real estate assets	91,429	86,025	83,323
Amortization of lease-related costs	20,431	24,959	27,483
Impairment charges on real estate	—	—	19,896
Unrealized loss (gain) on real estate equity securities	92,812	(16,765)	—
Gain on sale of real estate, net	—	(114,321)	(49,457)
Adjustments for noncontrolling interests - consolidated entity (1)	—	—	6,144
Adjustment for investment in an unconsolidated entity (2)	—	12,046	16,040
FFO attributable to common stockholders (3) (4) (5)	142,214	135,601	84,932
Straight-line rent and amortization of above- and below-market leases, net	(12,176)	(5,304)	(7,371)
Amortization of discount and closing costs on real estate loan receivable	—	—	(2,415)
Loss from extinguishment of debt	—	214	199
Unrealized (gains) losses on derivative instruments	(52,189)	(23,283)	25,165
Adjustment for investment in an unconsolidated entity (2)	—	(3,321)	4,426
MFFO attributable to common stockholders (3) (4) (5)	$77,849	$103,907	$104,936
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holder’s share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO.
(2) Reflects our noncontrolling interest share of adjustments to convert our net income (loss) to FFO and MFFO for our equity investment in an unconsolidated entity.
(3) FFO and MFFO for the year ended December 31, 2021 include a one-time $2.5 million holdover payment from a tenant related to a six-month lease extension which was received in December 2021 and was recognized as rental income for GAAP purposes on a straight-line basis for a six-month period through May 2022.
(4) FFO and MFFO exclude our share of the SREIT’s FFO and MFFO, respectively, for the period from November 9, 2021 through December 31, 2021 and for the year ended December 31, 2022. On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT as of that date, we no longer have significant influence over the operations, financial policies and decision making with respect to the SREIT and therefore, ceased accounting for our investment in the SREIT as an equity method investment on that date. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date. As a result, FFO and MFFO related to our investment in the SREIT will be recognized based on dividends declared. FFO and MFFO for the year ended December 31, 2022 include the aggregate dividends declared and received from the SREIT for the year ended December 31, 2022.
(5) FFO and MFFO for the year ended December 31, 2022 include a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to us. In connection with the conflict committee’s and the board of directors’ assessment of alternatives available to us, our assessment of our capital raising prospects, market conditions, economic uncertainty and the other factors mentioned above under “—Overview”, at this time we do not intend to pursue a conversion to an “NAV REIT.” In order to avoid additional legal, accounting and other offering costs, we withdrew our registration statement on Form S-11 to register a public offering as an NAV REIT, which had been filed with the SEC.

Our calculation of MFFO above includes amounts related to the operations of two office properties sold on January 19, 2021 and November 2, 2021, respectively, the operations of the multifamily apartment complex held by the Hardware Village joint venture that was sold on May 7, 2020 and interest income from our real estate loan receivable paid off in full on December 11, 2020. Please refer to the table below with respect to the proportion of MFFO related to the real estate properties sold during the years ended December 31, 2021 and 2020, and the real estate loan receivable paid off (in thousands).

	For the Years Ended December 31,
	2022	2021	2020
MFFO by component:
Assets held for investment	$77,849	$99,320	$97,892
Real estate properties sold	—	4,587	4,340
Real estate loan receivable paid off	—	—	2,704
MFFO	$77,849	$103,907	$104,936

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows during 2022 (in thousands, except per share amounts):

	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (1) (2)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2022	$22,795	$0.149	$16,721	$6,266	$22,987	$7,533
Second Quarter 2022	22,336	0.149	13,336	9,139	22,475	15,996
Third Quarter 2022	22,017	0.150	13,093	8,992	22,085	35,234
Fourth Quarter 2022	22,087	0.150	13,055	8,994	22,049	17,202
	$89,235	$0.598	$56,205	$33,391	$89,596	$75,965
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2022 through December 31, 2022, distributions were calculated at a rate of $0.04983333 per share.
(2) Distributions are generally paid on a monthly basis. Distributions for the monthly record date of a given month are generally paid on or about the first business day of the following month.
For the year ended December 31, 2022, we paid aggregate distributions of $89.6 million, including $56.2 million of distributions paid in cash and $33.4 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the year ended December 31, 2022 was $62.5 million. FFO for the year ended December 31, 2022 was $142.2 million and cash flow from operating activities was $76.0 million. See the reconciliation of FFO to net income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $62.8 million of cash flow from current operating activities, $22.1 million of cash flow from operating activities in excess of distributions paid during prior periods and $4.7 million of proceeds from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
In January 2023, we reduced the distribution rate from that of prior periods due to the continued impact of the economic slowdown on our cash flows. See Part I, Item 1A, “Risk Factors,” Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Information,” and “—Market Outlook—Real Estate and Real Estate Finance Markets” above. Our management team and our board of directors will continue to monitor our results of operations and operating cash flows, and based on an analysis of our cash flows and projected cash flows may consider a further reduction to our distribution rate in a future period.

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

In accordance with ASU 2016-02, Leases (Topic 842) (“Topic 842”), tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on our statement of operations. In addition, we adopted the practical expedient available under Topic 842, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. We believe the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on our statement of operations.
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only to the extent cash has been received. These changes to our collectibility assessment are reflected as an adjustment to rental income. We make estimates of the collectability of the lease payments which requires significant judgment by management. We consider payment history, current credit status, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current market conditions that may impact the tenant’s ability to make payments in accordance with its lease agreements, including the impact of the continued disruptions in the financial markets on the tenant’s business, in making the determination.
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
Distributions Paid
On January 3, 2023, we paid distributions of $7.4 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 20, 2022. On February 1, 2023, we paid distributions of $5.7 million, which related to distributions in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on January 20, 2023. On March 1, 2023, we paid distributions of $5.7 million, which related to distributions in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on February 20, 2023.

Distributions Authorized
On March 10, 2023, our board of directors authorized a March 2023 distribution in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on March 20, 2023, which we expect to pay in April 2023, and an April 2023 distribution in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on April 20, 2023, which we expect to pay in May 2023.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Suspension of Ordinary Redemptions
On January 17, 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program. The suspension is a direct result of the ongoing challenges affecting the commercial real estate industry, especially as it pertains to commercial office buildings as discussed herein.
We will continue to evaluate the markets and our overall liquidity profile as we determine when to potentially remove the suspension on Ordinary Redemptions, though we can give no assurance in this regard.
All Ordinary Redemption requests that have been received were canceled. Further, no Ordinary Redemptions will be accepted or collected during the suspension of the share redemption program. However, any redemptions sought in connection with and meeting the requirements for Special Redemptions will still be eligible and will continue to be processed in accordance with the current share redemption program.
In addition, there are several other limitations on our ability to redeem shares under the share redemption program. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Amended and Restated Share Redemption Program.”

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
The table below summarizes the outstanding principal balance, interest rate or weighted-average contractual interest rates and fair value for our notes payable for each category; and the notional amounts, average pay rates, average receive rates and fair value of our derivative instruments, based on maturity dates as of December 31, 2022 (dollars in thousands):

	Maturity Date					Total Value or Notional Amount
	2023	2024	2025	2026	2027		Fair Value
Assets
Derivative Instruments
Interest rate swaps, notional amount	$519,190	$—	$300,000	$600,000	$—	$1,419,190	$40,216
Average pay rate (1)	1.3%	—%	1.2%	3.0%	—%	2.0%
Average receive rate (2)	4.4%	—%	4.4%	4.4%	—%	4.4%

Liabilities
Notes payable, principal outstanding
Fixed Rate	$123,000	$—	$—	$—	$—	$123,000	$118,746
Interest rate	3.7%	—%	—%	—%	—%	3.7%
Variable Rate	$1,127,363	$356,032	$65,000	$—	$—	$1,548,395	$1,535,300
Weighted-average contractual interest rate (3)	6.2%	5.8%	6.3%	—%	—%	6.1%

Derivative Instruments
Interest rate swaps, notional amount	$—	$—	$—	$200,000	$—	$200,000	$75
Average pay rate (1)	—%	—%	—%	3.8%	—%	3.8%
Average receive rate (2)	—%	—%	—%	4.4%	—%	4.4%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the 30-day LIBOR rate or 30-day Term SOFR rate as of December 31, 2022.
(3) The weighted-average contractual interest rate represents the actual interest rate in effect as of December 31, 2022, consisting of the contractual interest rate and using interest rate indices as of December 31, 2022, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2022, the fair value of our fixed rate debt was $118.7 million and the outstanding principal balance of our fixed rate debt was $123.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2022. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2022, we were exposed to market risks related to fluctuations in interest rates on $529.2 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.0 billion of our variable rate debt. Based on interest rates as of December 31, 2022, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2023, interest expense on our variable rate debt would increase or decrease by $5.3 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2022 were 3.7% and 4.4%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2022 where applicable.
We are exposed to financial market risk with respect to our investment in the SREIT (SGX-ST Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and Mr. Schreiber currently holds an indirect ownership interest in the external manager of the SREIT. An affiliate of our advisor serves as the U.S. asset manager to the SREIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of December 31, 2022, we held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. As of December 31, 2022, the aggregate value of our investment in the units of the SREIT was $87.4 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.405 per unit as of December 31, 2022, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. Based solely on the closing price per unit of the SREIT units as of December 31, 2022, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $8.7 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Accenture Tower Revolving Loan
On November 2, 2020, we, through an indirect wholly owned subsidiary (the “Accenture Tower Borrower”), entered into a three-year loan facility with U.S. Bank, National Association, as administrative agent, joint lead arranger and co-book runner; Bank of America, N.A., as syndication agent, joint lead arranger and co-book runner; and Deutsche Pfandbriefbank AG (together, with the National Bank of Kuwait S.A.K.P. Grand Cayman Branch (which was subsequently added as a lender), the “Accenture Tower Lenders”), for a committed amount of up to $375.0 million (the “Accenture Tower Revolving Loan”), of which $281.3 million is term debt and $93.7 million is revolving debt.
On March 8, 2023, the Accenture Tower Borrower entered into a modification with the Accenture Tower Lenders to convert the benchmark interest rate from LIBOR to Term SOFR. Effective March 1, 2023, the Accenture Tower Revolving Loan bears interest at one-month Term SOFR plus 235 basis points per annum, which increased the margin from 225 basis points to include a SOFR adjustment of 10 basis points per annum. All other material terms of the Accenture Tower Revolving Loan remain the same.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbsreitiii.com.
The other information required by this Item is incorporated by reference from our 2023 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-40 through F-41 of this report:
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

4.3
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of November 8, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2022

10.2
Amended and Restated Loan Agreement by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3
Assignment and Assumption by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Bank of America, N.A. and Capital One, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.4
Assignment and Assumption by and among KBSIII 60 Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Bank of America, N.A. and PNC Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.5
Assignment and Assumption by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Bank of America, N.A. and U.S. Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

Ex.	Description

10.6
Assignment and Assumption by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Regions Bank and Capital One, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.7
Assignment and Assumption by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Wells Fargo Bank, National Association and Capital One, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.8
Assignment and Assumption by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, Zions Bancorporation, N.A. (FKA ZB, N.A.) DBA California Bank & Trust and Capital One, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.9
Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII Legacy Town Center, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.10
Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII Preston Commons, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.11
Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII Sterling Plaza, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.12
Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII Ten Almaden, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.13
Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII Towers at Emeryville, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.14
Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between KBSIII 60 South Sixth Street, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.15
Amended and Restated Guaranty Agreement by and between KBS REIT Properties III, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.16
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Zions Bancorporation, N.A. (FKA ZB, N.A.) DBA California Bank & Trust, dated as of November 3, 2021, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.17
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Capital One, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

Ex.	Description

10.18
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Regions Bank, dated as of November 3, 2021, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.19
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and PNC Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.20
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.21
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and U.S. Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.22
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.23
Term Loan Agreement, by and among KBSIII Domain Gateway, LLC, KBSIII 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.24
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (515 Congress Project), by KBSIII 515 Congress, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.25
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Gateway Tech Project), by KBSIII 155 North 400 West, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.26
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (McEwen Project), by KBSIII 1550 West McEwen Drive, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.27
Recourse Carve-Out Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.28
Payment Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.29
First Modification and Additional Advance Agreement (Long Form), by and among KBSIII Domain Gateway, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, KBSIII 201 17th Street, LLC, U.S. Bank National Association and the Lenders party thereto, dated January 23, 2020, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

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

Ex.	Description

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

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	March 2022 Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed March 18, 2022

99.2	April 2022 Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 14, 2022

99.3	Consent of Kroll, LLC

Ex.	Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Real Estate Investment Trust III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
The Company’s real estate investments totaled $1.9 billion as of December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the Company monitors on an ongoing basis events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment are present, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and eventual disposition of the property. If the carrying value of the real estate is determined to not be recoverable, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
Auditing the Company’s process to evaluate real estate investments for impairment was especially challenging as a result of the high degree of judgment and subjectivity in determining whether indicators of impairment were present for certain properties, and in determining the future undiscounted cash flows and estimated fair values, where necessary, of properties where indicators of impairment were determined to be present. In particular, the undiscounted cash flows and fair value estimates were sensitive to significant assumptions including market rental rates and related leasing assumptions, capitalization rates and discount rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the Company’s real estate impairment assessment, our audit procedures included, among others, evaluating the significant judgments applied in determining whether indicators of impairment were present, obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments, evaluating the methodologies and testing the significant assumptions listed above used to estimate undiscounted cash flows and, where applicable, fair values for certain properties with identified higher impairment risk characteristics. We also held discussions with management about business plans for the assets and other judgments used in determining cash flow estimates for the assets, and compared information used in the impairment assessment to information included in materials presented to the Company’s Board of Directors. Further, we compared significant assumptions used by management as listed above to current industry and economic trends, observable market-specific data, and historical results of the properties. In certain instances, we involved our internal real estate valuation specialists to assist in performing these procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Irvine, California
March 13, 2023

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Real estate:
Land	$290,121	$290,121
Buildings and improvements	2,235,676	2,090,983
Tenant origination and absorption costs	42,555	60,162
Total real estate held for investment, cost	2,568,352	2,441,266
Less accumulated depreciation and amortization	(656,401)	(572,968)
Total real estate, net	1,911,951	1,868,298
Real estate equity securities	87,416	180,228
Total real estate and real estate-related investments, net	1,999,367	2,048,526
Cash and cash equivalents	47,767	44,404
Restricted cash	6,070	2,032
Rents and other receivables, net	93,100	88,534
Above-market leases, net	262	348
Due from affiliates	10	343
Prepaid expenses and other assets	112,411	70,014
Total assets	$2,258,987	$2,254,201
Liabilities and equity
Notes payable, net	$1,667,288	$1,465,398
Accounts payable and accrued liabilities	56,071	58,323
Due to affiliate	10,365	8,126
Distributions payable	7,374	7,735
Below-market leases, net	1,911	3,277
Other liabilities	60,918	48,780
Redeemable common stock payable	711	—
Total liabilities	1,804,638	1,591,639
Commitments and contingencies (Note 11)
Redeemable common stock	32,681	42,369
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 147,964,954 and 153,150,766 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,480	1,532
Additional paid-in capital	1,275,833	1,322,613
Cumulative distributions in excess of net income	(855,645)	(703,952)
Total stockholders’ equity	421,668	620,193
Total liabilities and equity	$2,258,987	$2,254,201

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Rental income	$275,026	$280,144	$282,527
Dividend income from real estate equity securities	14,850	—	—
Interest income from real estate loan receivable	—	—	5,666
Other operating income	18,141	16,617	18,725
Total revenues	308,017	296,761	306,918
Expenses:
Operating, maintenance and management	74,783	68,806	71,470
Real estate taxes and insurance	51,811	57,687	57,234
Asset management fees to affiliate	20,102	19,832	20,990
General and administrative expenses	8,115	6,116	6,600
Depreciation and amortization	111,860	110,984	110,806
Interest expense	60,259	34,564	42,027
Net (gain) loss on derivative instruments	(51,932)	(5,263)	39,112
Impairment charges on real estate	—	—	19,896
Total expenses	274,998	292,726	368,135
Other income (loss):
Unrealized (loss) gain on real estate equity securities	(92,812)	16,765	—
Write-off of prepaid offering costs	(2,728)	—	—
Other interest income	63	52	72
Equity in income (loss) of an unconsolidated entity	—	8,698	(465)
Loss from extinguishment of debt	—	(214)	(199)
Gain on sale of real estate, net	—	114,321	49,457
Total other (loss) income, net	(95,477)	139,622	48,865
Net (loss) income	(62,458)	143,657	(12,352)
Net income attributable to noncontrolling interest	—	—	(6,145)
Net (loss) income attributable to common stockholders	$(62,458)	$143,657	$(18,497)
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.42)	$0.83	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	149,164,231	172,330,821	182,806,753

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2019	180,970,743	$1,810	$1,600,416	$(617,171)	$985,055	$255	$985,310
Net (loss) income	—	—	—	(18,497)	(18,497)	6,145	(12,352)
Issuance of common stock	4,220,684	42	46,680	—	46,722	—	46,722
Transfers from redeemable common stock	—	—	4,981	—	4,981	—	4,981
Redemptions of common stock	(942,351)	(10)	(10,867)	—	(10,877)	—	(10,877)
Distributions declared	—	—	—	(109,322)	(109,322)	—	(109,322)
Other offering costs	—	—	(26)	—	(26)	—	(26)
Distribution to noncontrolling interest	—	—	—	—	—	(6,400)	(6,400)
Balance, December 31, 2020	184,249,076	$1,842	$1,641,184	$(744,990)	$898,036	$—	$898,036
Net income	—	—	—	143,657	143,657	—	143,657
Issuance of common stock	4,145,065	41	42,328	—	42,369	—	42,369
Transfers from redeemable common stock	—	—	4,354	—	4,354	—	4,354
Redemptions of common stock	(35,243,375)	(351)	(365,236)	—	(365,587)	—	(365,587)
Distributions declared	—	—	—	(102,619)	(102,619)	—	(102,619)
Other offering costs	—	—	(17)	—	(17)	—	(17)
Balance, December 31, 2021	153,150,766	$1,532	$1,322,613	$(703,952)	$620,193	$—	$620,193
Net loss	—	—	—	(62,458)	(62,458)	—	(62,458)
Issuance of common stock	3,434,632	34	33,357	—	33,391	—	33,391
Transfers from redeemable common stock	—	—	8,977	—	8,977	—	8,977
Redemptions of common stock	(8,620,444)	(86)	(89,097)	—	(89,183)	—	(89,183)
Distributions declared	—	—	—	(89,235)	(89,235)	—	(89,235)
Other offering costs	—	—	(17)	—	(17)	—	(17)
Balance, December 31, 2022	147,964,954	$1,480	$1,275,833	$(855,645)	$421,668	$—	$421,668

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(62,458)	$143,657	$(12,352)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	111,860	110,984	110,806
Impairment charges on real estate	—	—	19,896
Noncash interest income on real estate loan receivable	—	—	(2,415)
Unrealized loss (gain) on real estate equity securities	92,812	(16,765)	—
Equity in (income) loss of unconsolidated entities	—	(8,698)	465
Distribution of operating cash flow from an unconsolidated entity	—	19,861	19,314
Deferred rents	(10,896)	(2,550)	(4,564)
Amortization of above- and below-market leases, net	(1,280)	(2,754)	(2,807)
Amortization of deferred financing costs	3,940	3,978	4,293
Unrealized (gains) losses on derivative instruments	(52,189)	(23,283)	25,165
Loss from extinguishment of debt	—	214	199
Gain on sale of real estate	—	(114,321)	(49,457)
Write-off of prepaid offering costs	2,728	—	—
Interest rate swap settlements for off-market swap instruments	(1,543)	3,031	476
Changes in operating assets and liabilities:
Rents and other receivables	3,044	(5,005)	(2,698)
Due from affiliates	333	(343)	—
Prepaid expenses and other assets	(16,395)	(14,361)	(9,015)
Accounts payable and accrued liabilities	(2,598)	4,141	(6,696)
Due to affiliates	2,239	(500)	1,873
Other liabilities	6,368	3,513	9,247
Net cash provided by operating activities	75,965	100,799	101,730
Cash Flows from Investing Activities:
Improvements to real estate	(121,568)	(70,131)	(87,630)
Proceeds from sale of real estate, net	—	237,683	25,091
Proceeds from payoff of real estate loan receivable	—	—	150,213
Proceeds from the sale of real estate equity securities	—	58,936	—
Payments for construction in progress	—	—	(3,277)
Origination costs on real estate loan receivable	—	—	(120)
Net cash (used in) provided by investing activities	(121,568)	226,488	84,277
Cash Flows from Financing Activities:
Proceeds from notes payable	282,118	806,090	421,760
Principal payments on notes payable	(83,013)	(730,545)	(491,391)
Payments of deferred financing costs	(1,155)	(2,704)	(6,339)
Interest rate swap settlements for off-market swap instruments	569	(3,017)	(231)
Payments to redeem common stock	(89,183)	(365,587)	(10,877)
Payments of prepaid other offering costs	(110)	(1,180)	(1,159)
Payments of other offering costs	(17)	(17)	(26)
Distribution to noncontrolling interest	—	—	(6,400)
Distributions paid to common stockholders	(56,205)	(61,702)	(62,805)
Net cash provided by (used in) financing activities	53,004	(358,662)	(157,468)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,401	(31,375)	28,539
Cash, cash equivalents and restricted cash, beginning of period	46,436	77,811	49,272
Cash, cash equivalents and restricted cash, end of period	$53,837	$46,436	$77,811
Supplemental Disclosure of Cash Flow Information:
Interest paid	$55,245	$45,586	$51,576
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$7,374	$7,735	$9,187
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$33,391	$42,369	$46,722
Redeemable common stock payable	$711	$—	$—
Accrued improvements to real estate	$19,324	$17,985	$18,589
Capital improvements paid by tenant	$—	$—	$16,283
Accrued prepaid other offering costs	$—	$19	$782
Financing of interest rate swap liability through off-market swap instruments	$—	$—	$8,156
Accrued interest rate swap settlements related to off-market swap instruments	$(974)	$259	$245
Real estate equity securities reclassed from investment in unconsolidated entity	$—	$163,463	$—

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2022, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of December 31, 2022, the Company owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of December 31, 2022, the Company had also sold 44,254,383 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $455.1 million. Also as of December 31, 2022, the Company had redeemed or repurchased 73,295,267 shares sold in the Offering for $777.1 million.
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
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.
During the year ended December 31, 2022, the Company presented gains and losses on derivative instruments separate from interest expense on the Company’s consolidated statement of operations. Accordingly, the Company’s gains and losses on derivative instruments were reclassified for all periods presented.
Comprehensive Income (Loss)
Comprehensive income (loss) for each of the years ended December 31, 2022, 2021 and 2020 was equal to net income (loss) for these respective periods.
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
In accordance with ASU 2016-02, Leases (Topic 842) (“Topic 842”), tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations.
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only to the extent cash has been received. These changes to the Company’s collectibility assessment are reflected as an adjustment to rental income.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, the Company recorded impairment losses of $19.9 million on its real estate and related intangible assets. See Note 3, “Real Estate — Impairment of Real Estate.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2022.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2022. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is composed of lender impound reserve accounts on the Company’s borrowings. In addition, restricted cash includes asset management fees restricted from payment to the Advisor pursuant to the Renewed Advisory Agreement and held in a separate account for purposes of the Bonus Retention Fund. See below under, “— Related Party Transactions — Asset Management Fee.”
Rents and Other Receivables
The Company makes a determination of whether the collectibility of the lease payments in its operating leases is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any outstanding rent receivables related to contractual lease payments and variable leases payments, would write-off any deferred rent receivable and would recognize rental income only to the extent cash has been received. The Company exercises judgment in assessing collectibility and considers payment history, current credit status, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current market conditions that may impact the tenant’s ability to make payments in accordance with its lease agreements, including the impact of the continued disruptions in the financial markets on the tenant’s business, in making the determination.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
On September 28, 2022, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.00 (unaudited) based on (i) appraisals of the Company’s 17 real estate properties as of July 31, 2022, the estimated value of the Company’s investment in units of the SREIT (SGX-ST Ticker: “OXMU”) as of September 20, 2022 and the estimated value of the Company’s other assets as of June 30, 2022 less (ii) the estimated value of the Company’s liabilities as of June 30, 2022, all divided by the number of shares outstanding as of June 30, 2022. The change in the dividend reinvestment plan purchase price was effective for the October 3, 2022 dividend reinvestment plan purchase date and is effective until the estimated value per share is updated. Commencing with the October 3, 2022 purchase date and until the estimated value per share is updated, the purchase price per share under the dividend reinvestment plan is $8.55.
No selling commissions or dealer manager fees will be paid on shares sold under the dividend reinvestment plan. The board of directors of the Company may amend or terminate the dividend reinvestment plan for any reason upon ten days’ notice to participants.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
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
In order to provide stockholders with additional liquidity that was in excess of that permitted under the Company’s share redemption program, on June 4, 2021, the Company commenced a self-tender offer (the “Self-Tender”) for up to 33,849,130 shares of common stock at a price of $10.34 per share, or approximately $350.0 million of shares. On July 12, 2021, the Company accepted for purchase 26,375,383 shares properly tendered and not properly withdrawn at a purchase price of $10.34 per share, or approximately $272.7 million of shares, excluding fees and expenses relating to the tender offer.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
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
◦Upon effectiveness of the April 2022 Amended Share Redemption Program, for calendar year 2022, the Company could redeem up to 5% of the weighted-average number of shares outstanding during the 2021 calendar year, provided that once the Company had received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the 2022 calendar year, would result in the number of remaining shares available for redemption in the 2022 calendar year being 500,000 or less, the last 500,000 shares available for redemption was reserved exclusively for redemptions sought in connection with a Special Redemption.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
From January 1, 2020 through June 30, 2021, Ordinary Redemptions were made at a price per share equal to 95% of the Company’s most recent estimated value per share as of the applicable redemption date. Upon effectiveness of the July 2021 Amended Share Redemption Program and commencing with the July 30, 2021 redemption date, Ordinary Redemptions are made at a price per share equal to 96% of the Company’s most recent estimated value per share as of the applicable redemption date.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares are considered redeemable at the option of the holder and, accordingly, the Company separately classifies an amount equal to the current maximum potential redemption obligation under the share redemption program as redeemable common stock on the consolidated balance sheet. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it reclassifies such obligations from temporary equity to a liability based upon their respective settlement values.
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
During the year ended December 31, 2022, the Company redeemed $89.2 million of common stock. As of August 1, 2022, the Company had exhausted the funds available under the share redemption program for Ordinary Redemptions for calendar year 2022. All unsatisfied Ordinary Redemption requests for calendar year 2022 were cancelled. Subsequent to December 31, 2022, the Company’s board of directors determined to suspend Ordinary Redemptions under the Company’s share redemption program. See Note 12, “Subsequent Events – Suspension of Ordinary Redemptions.” During the year ended December 31, 2022, the Company redeemed all Special Redemption requests received in good order and eligible for redemption through the December 2022 redemption date, except for Special Redemption requests for 79,063 shares or approximately $0.7 million. The Company recorded $0.7 million of redeemable common stock payable on the Company’s balance sheet as of December 31, 2022 related to these unfulfilled Special Redemption requests. As of December 31, 2022, the Company had $33.4 million available for redemptions in 2023 based on the share redemption program limitations as of December 31, 2022, including Special Redemptions.
Offering Costs
Direct and incremental costs related to the issuance of stock such as legal fees, printing costs and bankers’ or underwriters’ fees are accounted for as a reduction in the proceeds from the sale of the stock and accordingly, recorded as a reduction of equity in the Company’s consolidated statements of equity. Prior to the effective date of an equity offering, these costs are deferred and included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The deferred costs of a subsequently aborted offering are expensed. During the year ended December 31, 2022, the Company wrote-off $2.7 million of prepaid offering costs in connection with the withdrawal of the Company’s Registration Statement on Form S-11 to offer additional shares under a proposed offering, which were included as an expense in the Company’s consolidated statements of operations.
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
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. With respect to employee costs, and other than future payments pursuant to the Bonus Retention Fund (defined below), at this time, the Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. The Company currently does not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) and other than further payments pursuant to the Bonus Retention Fund, the Company does not reimburse the Advisor for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
Asset Management Fee
For asset management services, the Company pays the Advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid or payable to the Advisor). In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment (but excluding acquisition fees paid or payable to the Advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to the Advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid or payable to the Advisor), as of the time of calculation. The Company currently does not pay any asset management fees in connection with the Company’s investment in the equity securities of the SREIT.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Notwithstanding the foregoing on November 8, 2022, the Company and the Advisor renewed the Advisory Agreement and amended certain provisions related to the payment of asset management fees (the “Renewed Advisory Agreement”), among other provisions. Pursuant to the Renewed Advisory Agreement and until the Bonus Retention Fund (defined below) is fully funded, commencing with asset management fees accruing from October 1, 2022, the Company pays $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposits the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Company will be deemed to have fully funded the Bonus Retention Fund once the Company has deposited $8.5 million in cash into such account, at which time the monthly asset management fee will be payable in full to the Advisor. Amounts deposited in the Bonus Retention Fund will not be due or paid by the Company to the Advisor unless the Company has received an invoice from the Advisor with a computation of the payments paid or to be paid by the Advisor to employees pursuant to the Advisor’s employee retention program for the applicable period. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Renewed Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Renewed Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of December 31, 2022, the Company had deposited $1.7 million into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.
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
Pursuant to the Renewed Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The Renewed Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Consistent with the prior Advisory Agreement, the Renewed Advisory Agreement provides that notwithstanding the foregoing, any and all Deferred Asset Management Fees that are unpaid will become immediately due and payable at such time as the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) an 8.0% per year cumulative, noncompounded return on such net invested capital (the “Stockholders’ 8% Return”) and (ii) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program. The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to receive Deferred Asset Management Fees.
In addition, the Renewed Advisory Agreement provides that any and all Deferred Asset Management Fees that are unpaid will also be immediately due and payable upon the earlier of:
(i)    a listing of the Company’s shares of common stock on a national securities exchange;
(ii)    the Company’s liquidation and dissolution;
(iii)    a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (y) the Company is not the surviving entity and (z) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; and
(iv)    the sale or other disposition of all or substantially all of the Company’s assets.
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
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2022. As of December 31, 2022, the returns for calendar years 2018 through 2021 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2022, 2021 and 2020, respectively.
Distributions declared per common share were $0.598, $0.598 and $0.598 during the years ended December 31, 2022, 2021 and 2020, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the period commencing January 2020 through December 2022. For each monthly record date for distributions during the period from January 1, 2020 through December 31, 2022, distributions were calculated at a rate of $0.04983333 per share.
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
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Issued Accounting Standards Update
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”) to provide temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Modified contracts that meet the following criteria are eligible for relief from the modification accounting requirements under GAAP: (1) the contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform, (2) the modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform, and (3) any contemporaneous changes to other terms (i.e., those that do not directly replace or have the potential to replace the reference rate) that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. In addition, ASU No. 2020-04 provides various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, to extend the temporary accounting relief provided under ASU No. 2020-04 to December 31, 2024. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. An entity may elect to apply the amendments in ASU No. 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through December 31, 2022, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. Certain of the Company’s loan agreements, derivative instruments, and lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected not to designate its derivative instruments as a hedge.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
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
The Company has granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact to the Company’s consolidated balance sheets as of December 31, 2022 and 2021 or consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $3.8 million of rent deferrals for the period from March 2020 through March 2023 and granting $4.8 million in rental abatements.
As of December 31, 2022, the Company had $0.6 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic, of which $0.3 million was reserved for payments not probable of collection, which were included in rent and other receivables, net on the accompanying consolidated balance sheet. For the years ended December 31, 2022, 2021 and 2020, the Company recorded $2.1 million, $1.2 million and $1.5 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Tenants may request additional lease concessions, in the form of rent deferrals or abatements, for future periods, which may have an impact on the Company’s business, financial condition and results of operations, but the ultimate impact will largely depend on future developments, which remain uncertain and cannot be predicted with confidence, including among other developments, potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, and could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to the Company’s operations.

3. REAL ESTATE
As of December 31, 2022, the Company’s real estate portfolio was composed of 16 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.3 million rentable square feet. As of December 31, 2022, the Company’s real estate portfolio was collectively 82% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2022 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$135,867	$(46,506)	$89,361
McEwen Building	04/30/2012	Franklin	TN	Office	38,596	(10,469)	28,127
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	34,914	(10,423)	24,491
60 South Sixth (2)	01/31/2013	Minneapolis	MN	Office	172,062	(51,059)	121,003
Preston Commons	06/19/2013	Dallas	TX	Office	142,988	(36,576)	106,412
Sterling Plaza	06/19/2013	Dallas	TX	Office	91,751	(26,439)	65,312
201 Spear Street	12/03/2013	San Francisco	CA	Office	153,384	(36,246)	117,138
Accenture Tower	12/16/2013	Chicago	IL	Office	547,850	(141,298)	406,552
Ten Almaden	12/05/2014	San Jose	CA	Office	129,483	(35,776)	93,707
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	221,712	(56,836)	164,876
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,855	(40,820)	114,035
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	83,181	(9,844)	73,337
201 17th Street	06/23/2015	Atlanta	GA	Office	102,560	(29,875)	72,685
515 Congress	08/31/2015	Austin	TX	Office	134,216	(30,155)	104,061
The Almaden	09/23/2015	San Jose	CA	Office	194,934	(44,076)	150,858
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,947	(12,798)	48,149
Carillon	01/15/2016	Charlotte	NC	Office	169,052	(37,205)	131,847
					$2,568,352	$(656,401)	$1,911,951
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) This property was formerly known as RBC Plaza and was re-named 60 South Sixth in connection with the Company’s re-branding strategy for this property.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
3. REAL ESTATE (CONTINUED)
As of December 31, 2022, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$406,552	18.0%	$35,544	$27.99	87.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2022, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 16.4 years with a weighted-average remaining term of 5.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $9.3 million and $8.7 million as of December 31, 2022 and 2021, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized deferred rent from tenants of $10.9 million, $2.6 million and $4.6 million, respectively. As of December 31, 2022 and 2021, the cumulative deferred rent balance was $89.9 million and $85.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $17.3 million and $22.8 million of unamortized lease incentives as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2023	$197,341
2024	191,131
2025	173,728
2026	154,790
2027	128,181
Thereafter	494,677
$1,339,848

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
3. REAL ESTATE (CONTINUED)
As of December 31, 2022, the Company’s office and office/retail properties were leased to approximately 560 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	114	$39,354	18.5%
Real Estate	54	21,822	10.2%
		$61,176	28.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2022, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of December 31, 2022, the Company’s net investments in real estate in California, Illinois and Texas represented 23.3%, 18.0% and 16.2% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Impairment of Real Estate
The Company did not record any impairment charges on its real estate properties during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, the Company recorded impairment charges of $19.9 million to write down the carrying value of an office/retail property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued lack of demand for the property’s retail component resulting in longer than estimated lease-up periods and lower projected rental rates, mostly due to the impact of the COVID-19 pandemic. As a result, many retail tenants requested rent concessions as their businesses had been severely impacted.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
4. REAL ESTATE DISPOSITIONS
During the year ended December 31, 2021, the Company sold two office properties to purchasers unaffiliated with the Company or the Advisor. In November 2021, the Company completed the sale of one office property for $143.0 million, before third-party closing costs, closing credits and disposition fees payable to the Advisor, and in January 2021, the Company sold one office property for $103.5 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $114.3 million related to these dispositions. As of December 31, 2022, the Company did not have any real estate properties held for sale.
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
The results of operations for the properties sold during the years ended December 31, 2021 and 2020 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Company’s real estate properties that were sold during the years ended December 31, 2021 and 2020, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenues
Rental income	$—	$8,262	$14,169
Other operating income	—	92	1,168
Total revenues	$—	$8,354	$15,337
Expenses
Operating, maintenance, and management	$—	$242	$4,091
Real estate taxes and insurance	—	137	2,040
Asset management fees to affiliate	—	412	1,509
General and administrative expenses	—	15	163
Depreciation and amortization	—	2,429	6,104
Interest expense	—	681	2,463
Total expenses	$—	$3,916	$16,370

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW
MARKET LEASE LIABILITIES
As of December 31, 2022 and 2021, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Cost	$42,555	$60,162	$983	$1,112	$(8,384)	$(15,395)
Accumulated Amortization	(29,524)	(41,387)	(721)	(764)	6,473	12,118
Net Amount	$13,031	$18,775	$262	$348	$(1,911)	$(3,277)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Amortization	$(5,744)	$(8,175)	$(9,971)	$(86)	$(101)	$(117)	$1,366	$2,855	$2,924

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2022 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2023	$(3,892)	$(73)	$833
2024	(2,765)	(69)	534
2025	(2,311)	(68)	314
2026	(1,741)	(52)	198
2027	(1,033)	—	32
Thereafter	(1,289)	—	—
	$(13,031)	$(262)	$1,911
Weighted-Average Remaining Amortization Period	4.5 years	3.7 years	2.9 years

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
6. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of December 31, 2022, REIT Properties III held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT. As of December 31, 2022, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $87.4 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.405 per unit as of December 31, 2022.
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
On November 9, 2021, upon the Company’s sale of 73,720,000 units in the SREIT, the Company determined that based on its ownership interest of 18.5% of the outstanding units of the SREIT as of that date, it no longer had significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, effective November 9, 2021, the Company’s investment in the units of the SREIT represent an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date and dividend income is recognized as it is declared based on eligible units as of the ex-dividend date. During the period from November 9, 2021 through December 31, 2021, the Company recorded an unrealized gain on real estate equity securities of $16.8 million. During the year ended December 31, 2022, the Company recognized $14.9 million of dividend income from its investment in the SREIT and recorded an unrealized loss on real estate equity securities of $92.8 million.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
7. NOTES PAYABLE
As of December 31, 2022 and 2021, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of December 31, 2022 (1)	Effective Interest Rate as of December 31, 2022 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$123,000	$123,000	3.65%	3.65%	Interest Only	12/01/2023
201 Spear Street Mortgage Loan	125,000	125,000	One-month LIBOR + 1.45%	5.85%	Interest Only	01/05/2024
Carillon Mortgage Loan (4)	88,800	105,800	One-month LIBOR + 1.40%	5.79%	Interest Only	04/11/2024
Modified Portfolio Revolving Loan Facility (5)	249,145	196,595	One-month LIBOR + 1.50%	5.89%	Interest Only	03/01/2023
3001 & 3003 Washington Mortgage Loan (6)	142,232	143,245	One-month LIBOR + 1.45%	5.84%	Principal & Interest	06/01/2024
Accenture Tower Revolving Loan (7)	281,250	281,250	One-month LIBOR + 2.25%	6.64%	Interest Only	11/02/2023
Unsecured Credit Facility (8)	37,500	37,500	One-month LIBOR + 2.10%	6.49%	Interest Only	07/30/2023
Amended and Restated Portfolio Loan Facility (9)	559,468	459,900	One-month BSBY (10) + 1.80%	6.16%	Interest Only	11/03/2023
Park Place Village Mortgage Loan (11)	65,000	—	One-month Term SOFR + 1.95%	6.31%	Interest Only	08/31/2025
Total notes payable principal outstanding	$1,671,395	$1,472,290
Deferred financing costs, net	(4,107)	(6,892)
Total Notes Payable, net	$1,667,288	$1,465,398
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2022. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2022, consisting of the contractual interest rate and using interest rate indices as of December 31, 2022, where applicable. For information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2022; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
(3) As of December 31, 2022, The Almaden Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Almaden Mortgage Loan bears interest at a fixed rate of 3.65% for the initial term of the loan and a floating rate of 350 basis points over one-month LIBOR during the extension options, subject to a minimum interest rate of 3.65%.
(4) As of December 31, 2022, the borrowing capacity under the Carillon Mortgage Loan was $111.0 million, of which $88.8 million is term debt and $22.2 million is revolving debt. As of December 31, 2022, the outstanding balance under the loan consisted of $88.8 million of term debt. As of December 31, 2022, $22.2 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(5) As of December 31, 2022, the Modified Portfolio Revolving Loan Facility was secured by 515 Congress, the McEwen Building, Gateway Tech Center and 201 17th Street. As of December 31, 2022, the borrowing capacity under the Modified Portfolio Revolving Loan Facility was $249.2 million, of which $124.6 million is term debt and $124.6 million is revolving debt. As of December 31, 2022, the outstanding balance under the loan consisted of $124.6 million of term debt and $124.6 million of revolving debt. As of December 31, 2022, the Modified Portfolio Revolving Loan Facility had two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. Subsequent to December 31, 2022, the borrower under the Modified Portfolio Revolving Loan Facility entered into a modification agreement with the lender to convert the benchmark interest rate from LIBOR to Term SOFR. Effective March 1, 2023, the Modified Portfolio Revolving Loan Facility bears interest at Term SOFR plus 160 basis points per annum. In addition, the Company exercised one of the 12-month extension options, extending the maturity date of the Modified Portfolio Revolving Loan Facility to March 1, 2024.
(6) Subsequent to December 31, 2022, the borrower under the 3001 & 3003 Washington Mortgage Loan entered into an amendment agreement with the lender to convert the benchmark interest rate from LIBOR to Term SOFR. Effective March 1, 2023, the 3001 & 3003 Washington Mortgage Loan bears interest at one-month Term SOFR plus 155 basis points per annum.
(7) As of December 31, 2022, the outstanding balance under the Accenture Tower Revolving Loan consisted of $281.3 million of term debt and an additional $93.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of December 31, 2022, the Accenture Tower Revolving Loan has two 12-month extension options, subject to certain terms and conditions contained in the loan documents. Subsequent to December 31, 2022, the borrower under the Accenture Tower Revolving Loan entered into a modification agreement with the lender to convert the benchmark interest rate from LIBOR to Term SOFR. Effective March 1, 2023, the Accenture Tower Revolving Loan bears interest at one-month Term SOFR plus 235 basis points per annum.
(8) As of December 31, 2022, the borrowing capacity under the Unsecured Credit Facility was $75.0 million, of which $37.5 million is term debt and $37.5 million is revolving debt. As of December 31, 2022, the outstanding balance under the Unsecured Credit Facility consisted of $37.5 million of term debt and an additional $37.5 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Unsecured Credit Facility has one 12-month extension option, subject to certain terms and conditions contained in the loan documents.
(9) As of December 31, 2022, the Amended and Restated Portfolio Loan Facility was secured by 60 South Sixth, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. As of December 31, 2022, the borrowing capacity under the Amended and Restated Portfolio Loan Facility was $613.2 million, of which $459.9 million is term debt and $153.3 million is revolving debt. As of December 31, 2022, the outstanding balance under the loan consisted of $459.9 million of term debt and $99.6 million of revolving debt. As of December 31, 2022, an additional $53.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Amended and Restated Portfolio Loan Facility has one 12-month extension option, subject to certain terms and conditions as described in the loan documents.
(10) Bloomberg Short-Term Bank Yield Index (“BSBY”).
(11) See below, “– Recent Financing Transaction - Park Place Village Loan.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
7. NOTES PAYABLE (CONTINUED)
The maturity dates of certain notes payable may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than the Company’s current loan compliance tests. As a result, in order to qualify for certain loan extensions, the Company may be required to reduce the loan commitment amount or make paydowns on certain loans, which would reduce the Company’s liquidity. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on the Company’s ability to meet such tests and may further reduce the available liquidity under the Company’s loan agreements.
During the years ended December 31, 2022, 2021 and 2020, the Company’s interest expense related to notes payable was $60.3 million, $34.6 million and $42.0 million, respectively. Included in interest expense was the amortization of deferred financing costs of $3.9 million, $4.0 million and $4.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, $8.0 million and $4.0 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2022 (in thousands):

2023	$1,252,185
2024	354,210
2025	65,000
2026	—
2027	—
Thereafter	—
$1,671,395

The Company’s notes payable contain financial debt covenants. As of December 31, 2022, the Company was in compliance with these debt covenants.
Recent Financing Transaction
Park Place Village Mortgage Loan
On September 1, 2022, the Company, through an indirect wholly owned subsidiary, entered into a three-year loan agreement with a lender unaffiliated with the Company or the Advisor, for a committed amount of $65.0 million (the “Park Place Village Mortgage Loan”). The Park Place Village Mortgage Loan is secured by Park Place Village.
The Park Place Village Mortgage Loan matures on August 31, 2025, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents. The Park Place Village Mortgage Loan bears interest at the forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”) plus 195 basis points per annum. Monthly payments are interest only during the initial term and the first extension option, with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. During the second extension option, certain future monthly payments due under the Park Place Village Mortgage Loan also include amortizing principal payments. The Company has the right to repay the loan in part and in whole, without penalty or premium, at any time, subject to certain terms and conditions contained in the loan documents.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
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
As of December 31, 2022, the Company has entered into 20 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2022 and 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2022		December 31, 2021			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2022
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	20	$1,619,190	12	$1,420,390	One-month LIBOR/ Fixed at 0.70% - 1.67% One-month Term SOFR/ Fixed at 2.38% - 3.92%	2.2%	2.0
_____________________
(1) Includes eight forward interest rate swaps: (i) one forward interest rate swap in the amount of $100.0 million will become effective on February 1, 2023 and mature on July 1, 2026, (ii) four forward interest rate swaps in the total amount of $200.0 million will become effective on November 1, 2023 and mature on February 1, 2026, (iii) one forward interest rate swap in the amount of $100.0 million will become effective on November 1, 2023 and mature on May 1, 2026, (iv) one forward interest rate swap in the amount of $100.0 million will become effective on November 1, 2023 and mature on July 1, 2026 and (v) one forward interest rate swap in the amount of $100.0 million will become effective on November 1, 2023 and mature on November 1, 2026.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2022 and 2021 (dollars in thousands):

		December 31, 2022		December 31, 2021
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value (1)	18	$40,216	5	$757
Interest rate swaps	Other liabilities, at fair value (2)	2	$(75)	7	$(12,805)
_____________________
(1) Includes eight forward interest rate swaps. See footnote (1) to the table immediately above. As of December 31, 2022, prepaid expenses and other assets included a $8.7 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option. As of December 31, 2021, prepaid expenses and other assets included a $0.1 million asset related to the fair value of an off-market interest rate swap determined to be a hybrid financial instrument for which the Company elected to apply the fair value option.
(2) As of December 31, 2021, other liabilities included a $2.1 million liability related to the fair value of an off-market interest rate swap determined to be a hybrid financial instrument for which the Company elected to apply the fair value option.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
8. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$7,152	$18,020	$13,947
Realized gain recognized on interest rate swaps	(6,895)	—	—
Unrealized (gain) loss on interest rate swaps (1)	(52,189)	(23,283)	25,165
Net (gain) loss on derivative instruments	$(51,932)	$(5,263)	$39,112
_____________________
(1) For the years ended December 31, 2022 and 2021, unrealized (gain) loss on interest rate swaps included a $10.7 million and $5.8 million unrealized gain, respectively, related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option. For the year ended December 31, 2020, unrealized (gain) loss on interest rate swaps included a $7.8 million unrealized loss related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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
Real estate equity securities: At December 31, 2022, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
9. FAIR VALUE DISCLOSURES (CONTINUED)
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2022 and 2021, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,671,395	$1,667,288	$1,654,046	$1,472,290	$1,465,398	$1,469,580

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
As of December 31, 2022, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$87,416	$87,416	$—	$—
Asset derivatives - interest rate swaps (1)	40,216	—	40,216	—
Liability derivatives - interest rate swaps	(75)	—	(75)	—
_____________________
(1) Includes eight forward interest rate swaps. See Note 8, “Derivative Instruments.” Also includes a $8.7 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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
December 31, 2022
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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2022, 2021 and 2020, respectively, and any related amounts receivable and payable as of December 31, 2022 and 2021 (in thousands):

	Incurred Years Ended December 31,			Receivable as of December 31,		Payable as of December 31,
	2022	2021	2020	2022	2021	2022	2021
Expensed
Asset management fees (1)	$20,102	$19,832	$20,990	$—	$—	$10,191	$8,065
Reimbursement of operating expenses (2)	325	577	479	10	343	174	61
Disposition fees (3)	—	2,426	1,715	—	—	—	—
Capitalized
Acquisition fee on development project	—	—	34	—	—	—	—
	$20,427	$22,835	$23,218	$10	$343	$10,365	$8,126
_____________________
(1) See “Asset Management Fees” below and under Note 2, "Summary of Significant Accounting Policies— Related Party Transactions—Asset Management Fee."
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $163,000, $428,000 and $338,000 for the years ended December 31, 2022, 2021 and 2020, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2022, 2021 and 2020. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) and other than future payments pursuant to the Bonus Retention Fund (see Note 2, “Summary of Significant Accounting Policies— Related Party Transactions—Asset Management Fee”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. As of December 31, 2021, the Company was charged $0.8 million by certain vendors for services for which the Company believes it was either overcharged or which were never performed. Additionally, during the year ended December 31, 2022, the Company incurred $1.6 million of legal and accounting costs related to the investigation of this matter. The Advisor agreed to reimburse the Company for any amounts inappropriately charged to the Company for these vendor services, including legal and accounting costs incurred related to the investigation of this matter. As of December 31, 2021, the Company had recorded a receivable of $0.3 million related to the reimbursement of these overpayments and also recorded a credit against the liability for asset management fees that were deferred in prior periods of $0.5 million that would have been due by the Company to the Advisor in those periods as a result of the increase in the Company’s net income and MFFO for such periods, and corresponding decrease in expenses, related to the charges that the Company should not have incurred. As of December 31, 2022, the Advisor had reimbursed the Company $1.9 million in cash for amounts inappropriately charged to the Company and for legal and accounting costs related to the investigation of this matter and the Company recorded an additional receivable of $10,000 from the Advisor as of December 31, 2022 for this matter.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers. The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During each of the years ended December 31, 2022, 2021 and 2020, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
10. RELATED PARTY TRANSACTIONS (CONTINUED)
Asset Management Fees
As of December 31, 2022 and 2021, the Company had accrued $10.2 million and $8.1 million of asset management fees, respectively, of which $8.5 million and $6.4 million were Deferred Asset Management Fees as of December 31, 2022 and 2021, respectively. In addition, for the year ended December 31, 2022, the Company accrued $1.7 million of asset management fees that were restricted for payment pursuant to the Renewed Advisory Agreement related to the Bonus Retention Fund. For information regarding Deferred Asset Management Fees and the Bonus Retention Fund, see Note 2, “Summary of Significant Accounting Policies— Related Party Transactions—Asset Management Fee.” For the year ended December 31, 2022, the Company and the Advisor agreed to adjust MFFO for the purpose of the calculation above to add back the following non-operating expenses: a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to the Company.
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
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.3 million, $0.3 million and $0.3 million of revenue related to this lease, respectively.
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
During the years ended December 31, 2022, 2021 and 2020, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2022.

12. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 3, 2023, the Company paid distributions of $7.4 million, which related to distributions in the amount of $0.04983333 per share of common stock to stockholders of record as of the close of business on December 20, 2022. On February 1, 2023, the Company paid distributions of $5.7 million, which related to distributions in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on January 20, 2023. On March 1, 2023, the Company paid distributions of $5.7 million, which related to distributions in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on February 20, 2023.
Distributions Authorized
On March 10, 2023, the Company’s board of directors authorized a March 2023 distribution in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on March 20, 2023, which the Company expects to pay in April 2023, and an April 2023 distribution in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on April 20, 2023, which the Company expects to pay in May 2023.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Suspension of Ordinary Redemptions
On January 17, 2023, the Company’s board of directors determined to suspend Ordinary Redemptions under the Company’s share redemption program.
All Ordinary Redemption requests that have been received were canceled. Further, no Ordinary Redemptions will be accepted or collected during the suspension of the share redemption program. However, any redemptions sought in connection with and meeting the requirements for Special Redemptions will still be eligible and will continue to be processed in accordance with the current share redemption program.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2022
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Town Center	Plano, TX	100%	(4)	$7,428	$108,547	$115,975	$19,892	$7,428	$128,439	$135,867	$(46,506)	2001/2002/2006	03/27/2012
McEwen Building	Franklin, TN	100%	(5)	5,600	34,704	40,304	(1,708)	5,600	32,996	38,596	(10,469)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(5)	5,617	20,051	25,668	9,246	5,617	29,297	34,914	(10,423)	1909	05/09/2012
60 South Sixth (6)	Minneapolis, MN	100%	(4)	16,951	109,191	126,142	45,920	16,951	155,111	172,062	(51,059)	1991	01/31/2013
Preston Commons	Dallas, TX	100%	(4)	17,188	96,330	113,518	29,470	17,188	125,800	142,988	(36,576)	1958/1986	06/19/2013
Sterling Plaza	Dallas, TX	100%	(4)	6,800	68,292	75,092	16,659	6,800	84,951	91,751	(26,439)	1984	06/19/2013
201 Spear Street	San Francisco, CA	100%	$125,000	40,279	85,941	126,220	27,164	40,279	113,105	153,384	(36,246)	1984	12/03/2013
Accenture Tower	Chicago, IL	100%	281,250	49,306	370,662	419,968	127,882	49,306	498,544	547,850	(141,298)	1987	12/16/2013
Ten Almaden	San Jose, CA	100%	(4)	7,000	110,292	117,292	12,191	7,000	122,483	129,483	(35,776)	1988	12/05/2014
Towers at Emeryville	Emeryville, CA	100%	(4)	35,774	147,167	182,941	38,771	35,774	185,938	221,712	(56,836)	1972/1975/1985	12/23/2014
3003 Washington Boulevard	Arlington, VA	100%	(7)	18,800	129,820	148,620	6,235	18,800	136,055	154,855	(40,820)	2014	12/30/2014
Park Place Village	Leawood, KS	100%	65,000	11,009	117,070	128,079	(44,898)	8,101	75,080	83,181	(9,844)	2007	06/18/2015
201 17th Street	Atlanta, GA	100%	(5)	5,277	86,859	92,136	10,424	5,277	97,283	102,560	(29,875)	2007	06/23/2015
515 Congress	Austin, TX	100%	(5)	8,000	106,261	114,261	19,955	8,000	126,216	134,216	(30,155)	1975	08/31/2015
The Almaden	San Jose, CA	100%	123,000	29,000	130,145	159,145	35,789	29,000	165,934	194,934	(44,076)	1980/1981	09/23/2015
3001 Washington Boulevard	Arlington, VA	100%	(7)	9,900	41,551	51,451	9,496	9,900	51,047	60,947	(12,798)	2015	11/06/2015
Carillon	Charlotte, NC	100%	88,800	19,100	126,979	146,079	22,973	19,100	149,952	169,052	(37,205)	1991	01/15/2016
		TOTAL		$293,029	$1,889,862	$2,182,891	$385,461	$290,121	$2,278,231	$2,568,352	$(656,401)
____________________
(1) Building and improvements includes tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of impairment charges, write-offs of fully depreciated/amortized assets and property damage.
(3) The aggregate cost of real estate for federal income tax purposes was $2.8 billion (unaudited) as of December 31, 2022.
(4) As of December 31, 2022, these properties served as the security for the Amended and Restated Portfolio Loan Facility, which had an outstanding principal balance of $559.5 million.
(5) As of December 31, 2022, these properties served as the security for the Modified Portfolio Revolving Loan Facility, which had an outstanding principal balance of $249.1 million.
(6) This property was formerly known as RBC Plaza and was re-named 60 South Sixth in connection with the Company’s re-branding strategy for this property.
(7) As of December 31, 2022, these properties served as the security for the 3001 & 3003 Washington Mortgage Loan, which had an outstanding principal balance of $142.2 million.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2022
(dollar amounts in thousands)

	2022	2021	2020
Real Estate:
Balance at the beginning of the year	$2,441,266	$2,554,572	$2,625,002
Improvements	144,693	69,527	96,191
Write off of fully depreciated and fully amortized assets	(17,607)	(15,502)	(18,832)
Impairments	—	—	(19,395)
Sale	—	(167,331)	(128,394)
Balance at the end of the year	$2,568,352	$2,441,266	$2,554,572
Accumulated depreciation and amortization:
Balance at the beginning of the year	$(572,968)	$(525,629)	$(449,381)
Depreciation and amortization expense	(101,040)	(100,036)	(100,162)
Write off of fully depreciated and fully amortized assets	17,607	15,502	18,832
Sale	—	37,195	5,082
Balance at the end of the year	$(656,401)	$(572,968)	$(525,629)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 13, 2023.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chief Executive Officer, President and Director (principal executive officer)	March 13, 2023
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 13, 2023
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 13, 2023
Stacie K. Yamane
/s/ MARC DELUCA	Chairman of the Board and Director	March 13, 2023
Marc DeLuca
/s/ JEFFREY A. DRITLEY	Director	March 13, 2023
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	March 13, 2023
Stuart A. Gabriel, Ph.D.
/s/ ROBERT MILKOVICH	Director	March 13, 2023
Robert Milkovich
/s/ RON D. STURZENEGGER	Director	March 13, 2023
Ron D. Sturzenegger