Form 10-Q
period 2023-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2023-05-12
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 8, 2023, there were 148,880,799 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Real estate:
Land	$280,764	$290,121
Buildings and improvements	2,203,326	2,235,676
Tenant origination and absorption costs	41,310	42,555
Total real estate held for investment, cost	2,525,400	2,568,352
Less accumulated depreciation and amortization	(643,403)	(656,401)
Total real estate, net	1,881,997	1,911,951
Real estate equity securities	69,069	87,416
Total real estate and real estate-related investments, net	1,951,066	1,999,367
Cash and cash equivalents	29,564	47,767
Restricted cash	7,726	6,070
Rents and other receivables, net	98,081	93,100
Above-market leases, net	243	262
Due from affiliate	2	10
Prepaid expenses and other assets	109,063	112,411
Total assets	$2,195,745	$2,258,987
Liabilities and equity
Notes payable, net	$1,682,352	$1,667,288
Accounts payable and accrued liabilities	51,301	56,071
Due to affiliate	11,984	10,365
Distributions payable	5,696	7,374
Below-market leases, net	1,692	1,911
Other liabilities	66,635	60,918
Redeemable common stock payable	—	711
Total liabilities	1,819,660	1,804,638
Commitments and contingencies (Note 10)
Redeemable common stock	37,919	32,681
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,510,996 and 147,964,954 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,485	1,480
Additional paid-in capital	1,275,818	1,275,833
Cumulative distributions in excess of net income	(939,137)	(855,645)
Total stockholders’ equity	338,166	421,668
Total liabilities and equity	$2,195,745	$2,258,987

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental income	$69,297	$68,855
Dividend income from real estate equity securities	6,540	7,252
Other operating income	4,352	4,193
Total revenues	80,189	80,300
Expenses:
Operating, maintenance and management	17,651	17,376
Real estate taxes and insurance	14,719	14,048
Asset management fees to affiliate	5,089	4,876
General and administrative expenses	1,591	1,786
Depreciation and amortization	28,497	27,220
Interest expense	26,730	8,656
Net loss (gain) on derivative instruments	7,038	(21,469)
Impairment charges on real estate	26,988	—
Total expenses	128,303	52,493
Other (loss) income:
Unrealized loss on real estate equity securities	(18,347)	(17,267)
Other interest income	42	14
Total other loss, net	(18,305)	(17,253)
Net (loss) income	$(66,419)	$10,554
Net (loss) income per common share, basic and diluted	$(0.45)	$0.07
Weighted-average number of common shares outstanding, basic and diluted	148,445,004	152,418,162

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2023 and 2022 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2022	147,964,954	$1,480	$1,275,833	$(855,645)	$421,668
Net loss	—	—	—	(66,419)	(66,419)
Issuance of common stock	871,027	8	7,440	—	7,448
Transfers to redeemable common stock	—	—	(4,527)	—	(4,527)
Redemptions of common stock	(324,985)	(3)	(2,922)	—	(2,925)
Distributions declared	—	—	—	(17,073)	(17,073)
Other offering costs	—	—	(6)	—	(6)
Balance, March 31, 2023	148,510,996	$1,485	$1,275,818	$(939,137)	$338,166

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2021	153,150,766	$1,532	$1,322,613	$(703,952)	$620,193
Net income	—	—	—	10,554	10,554
Issuance of common stock	612,052	5	6,261	—	6,266
Transfers from redeemable common stock	—	—	33,397	—	33,397
Redemptions of common stock	(3,821,303)	(38)	(39,627)	—	(39,665)
Distributions declared	—	—	—	(22,795)	(22,795)
Balance, March 31, 2022	149,941,515	$1,499	$1,322,644	$(716,193)	$607,950

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(66,419)	$10,554
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,497	27,220
Impairment charges on real estate	26,988	—
Unrealized loss on real estate equity securities	18,347	17,267
Deferred rents	(4,234)	(1,987)
Amortization of above- and below-market leases, net	(200)	(417)
Amortization of deferred financing costs	1,039	958
Unrealized loss (gain) on derivative instruments	13,674	(25,788)
Interest rate swap settlements for off-market swap instruments	(1,636)	717
Changes in operating assets and liabilities:
Rents and other receivables	(1,915)	(146)
Due from affiliate	8	(1,083)
Prepaid expenses and other assets	(9,688)	(11,913)
Accounts payable and accrued liabilities	(4,216)	(5,465)
Due to affiliate	1,619	(1,793)
Other liabilities	3,328	(591)
Net cash provided by operating activities	5,192	7,533
Cash Flows from Investing Activities:
Improvements to real estate	(23,010)	(13,755)
Purchase of interest rate cap	(25)	—
Net cash used in investing activities	(23,035)	(13,755)
Cash Flows from Financing Activities:
Proceeds from notes payable	15,000	62,818
Principal payments on notes payable	(445)	—
Payments of deferred financing costs	(530)	(1)
Interest rate swap settlements for off-market swap instruments	1,505	(749)
Payments to redeem common stock	(2,925)	(39,665)
Payments of prepaid other offering costs	—	(89)
Payments of other offering costs	(6)	—
Distributions paid to common stockholders	(11,303)	(16,721)
Net cash provided by financing activities	1,296	5,593
Net decrease in cash, cash equivalents and restricted cash	(16,547)	(629)
Cash, cash equivalents and restricted cash, beginning of period	53,837	46,436
Cash, cash equivalents and restricted cash, end of period	$37,290	$45,807
Supplemental Disclosure of Cash Flow Information:
Interest paid	$19,867	$11,181
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$5,696	$7,543
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$7,448	$6,266
Accrued prepaid other offering costs	$—	$262
Accrued improvements to real estate	$18,770	$36,601
Accrued interest rate swap settlements related to off-market swap instruments	$(846)	$227

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2023, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of March 31, 2023, the Company owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of March 31, 2023, the Company had also sold 45,125,410 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $462.5 million. Also as of March 31, 2023, the Company had redeemed or repurchased 73,620,252 shares sold in the Offering for $780.0 million.
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
March 31, 2023
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2023 and 2022, respectively.
Distributions declared per common share were $0.115 and $0.149 in the aggregate for the three months ended March 31, 2023 and 2022, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2022 through March 2022 and January 2023 through March 2023. For each monthly record date for distributions during the period from January 1, 2022 through March 31, 2022, distributions were calculated at a rate of $0.04983333 per share. For each monthly record date for distributions during the period from January 1, 2023 through March 31, 2023, distributions were calculated at a rate of $0.03833333 per share.
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
March 31, 2023
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
For eligible contract modifications that were modified from LIBOR to SOFR, the Company adopted the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected not to designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
3. REAL ESTATE
As of March 31, 2023, the Company’s real estate portfolio was composed of 16 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.3 million rentable square feet. As of March 31, 2023, the Company’s real estate portfolio was collectively 79.8% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2023 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$137,414	$(48,077)	$89,337
McEwen Building	04/30/2012	Franklin	TN	Office	39,026	(10,794)	28,232
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	35,580	(10,864)	24,716
60 South Sixth	01/31/2013	Minneapolis	MN	Office	178,935	(52,454)	126,481
Preston Commons	06/19/2013	Dallas	TX	Office	143,422	(38,059)	105,363
Sterling Plaza	06/19/2013	Dallas	TX	Office	92,709	(27,448)	65,261
201 Spear Street	12/03/2013	San Francisco	CA	Office	89,185	—	89,185
Accenture Tower	12/16/2013	Chicago	IL	Office	553,664	(146,837)	406,827
Ten Almaden	12/05/2014	San Jose	CA	Office	129,642	(37,011)	92,631
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	222,388	(59,080)	163,308
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,878	(42,116)	112,762
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	84,482	(10,698)	73,784
201 17th Street	06/23/2015	Atlanta	GA	Office	102,096	(30,415)	71,681
515 Congress	08/31/2015	Austin	TX	Office	134,439	(31,587)	102,852
The Almaden	09/23/2015	San Jose	CA	Office	195,102	(46,006)	149,096
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,959	(13,279)	47,680
Carillon	01/15/2016	Charlotte	NC	Office	171,479	(38,678)	132,801
					$2,525,400	$(643,403)	$1,881,997
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of March 31, 2023, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$406,827	18.5%	$36,223	$28.16	88.2%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
3. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2023, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 16.2 years with a weighted-average remaining term of 5.8 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $9.6 million and $9.3 million as of March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023 and 2022, the Company recognized deferred rent from tenants of $4.2 million and $2.0 million, respectively. As of March 31, 2023 and December 31, 2022, the cumulative deferred rent balance was $93.9 million and $89.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $17.6 million and $17.3 million of unamortized lease incentives as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2023 through December 31, 2023	$149,983
2024	195,549
2025	178,489
2026	160,549
2027	134,131
Thereafter	526,540
$1,345,241

As of March 31, 2023, the Company’s office and office/retail properties were leased to approximately 560 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	110	$38,035	18.4%
Real Estate	55	21,393	10.3%
		$59,428	28.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
3. REAL ESTATE (CONTINUED)
As of March 31, 2023, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2023, the Company’s net investments in real estate in California, Illinois and Texas represented 22.5%, 18.5% and 16.5% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Impairment of Real Estate
During the three months ended March 31, 2023, the Company recorded non-cash impairment charges of $27.0 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco and declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of March 31, 2023, 201 Spear Street was 65.1% occupied. The Company is projecting longer lease-up periods for the vacant space, and increased tenant turnover for currently occupied space, as demand for office space in San Francisco has significantly declined as a result of the continued work-from-home arrangements, which increased due to the COVID-19 pandemic, and due to the economic slowdown and the current rising interest rate environment. The Company did not record any non-cash impairment charges during the three months ended March 31, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of March 31, 2023 and December 31, 2022, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Cost	$41,310	$42,555	$904	$983	$(8,160)	$(8,384)
Accumulated Amortization	(29,316)	(29,524)	(661)	(721)	6,468	6,473
Net Amount	$11,994	$13,031	$243	$262	$(1,692)	$(1,911)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Amortization	$(1,037)	$(1,780)	$(19)	$(24)	$219	$441

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
5. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of March 31, 2023, REIT Properties III held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT. As of March 31, 2023, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $69.1 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.320 per unit as of March 31, 2023.
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
During the three months ended March 31, 2023 and 2022, the Company recognized $6.5 million and $7.3 million of dividend income from its investment in the SREIT, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded an unrealized loss on real estate equity securities of $18.3 million and $17.3 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
6. NOTES PAYABLE
As of March 31, 2023 and December 31, 2022, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2023	Book Value as of December 31, 2022	Contractual Interest Rate as of March 31, 2023 (1)	Effective Interest Rate as of March 31, 2023 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$123,000	$123,000	3.65%	3.65%	Interest Only	12/01/2023
201 Spear Street Mortgage Loan	125,000	125,000	One-month Term SOFR + 1.45%	6.25%	Interest Only	01/05/2024
Carillon Mortgage Loan (4)	88,800	88,800	One-month LIBOR +1.40%	6.26%	Interest Only	04/11/2024
Modified Portfolio Revolving Loan Facility (5)	249,145	249,145	One-month Term SOFR + 1.60%	6.40%	Interest Only	03/01/2024
3001 & 3003 Washington Mortgage Loan	141,786	142,232	One-month Term SOFR + 0.10% + 1.45%	6.35%	Principal & Interest	06/01/2024
Accenture Tower Revolving Loan (6)	281,250	281,250	One-month Term SOFR + 2.35%	7.15%	Interest Only	11/02/2023
Unsecured Credit Facility (7)	37,500	37,500	One-month LIBOR + 2.10%	6.96%	Interest Only	07/30/2023
Amended and Restated Portfolio Loan Facility (8)	574,468	559,468	One-month BSBY (9) +1.80%	6.71%	Interest Only	11/03/2023
Park Place Village Mortgage Loan (10)	65,000	65,000	One-month Term SOFR + 1.95%	6.75%	Interest Only	08/31/2025
Total notes payable principal outstanding	$1,685,949	$1,671,395
Deferred financing costs, net	(3,597)	(4,107)
Total Notes Payable, net	$1,682,352	$1,667,288
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2023. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2023, consisting of the contractual interest rate and using interest rate indices as of March 31, 2023, where applicable. For information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2023; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
(3) As of March 31, 2023, The Almaden Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Almaden Mortgage Loan bears interest at a fixed rate of 3.65% for the initial term of the loan and a floating rate of 350 basis points over one-month LIBOR during the extension options, subject to a minimum interest rate of 3.65%. Pursuant to the loan documents, the Almaden Mortgage Loan includes provisions for a LIBOR successor rate in the event LIBOR is unascertainable or ceases to be available.
(4) As of March 31, 2023, the borrowing capacity under the Carillon Mortgage Loan was $111.0 million, of which $88.8 million is term debt and $22.2 million is revolving debt. As of March 31, 2023, the outstanding balance under the loan consisted of $88.8 million of term debt. As of March 31, 2023, $22.2 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents. Subsequent to March 31, 2023, the borrower under the Carillon Mortgage Loan entered into a modification agreement with the lender to convert the benchmark interest rate from LIBOR to Term SOFR. Effective May 1, 2023, the Carillon Mortgage Loan bears interest at one-month Term SOFR plus 150 basis points per annum.
(5) As of March 31, 2023, the Modified Portfolio Revolving Loan Facility was secured by 515 Congress, the McEwen Building, Gateway Tech Center and 201 17th Street. As of March 31, 2023, the borrowing capacity under the Modified Portfolio Revolving Loan Facility was $249.2 million, of which $124.6 million is term debt and $124.6 million is revolving debt. As of March 31, 2023, the outstanding balance under the loan consisted of $124.6 million of term debt and $124.6 million of revolving debt. As of March 31, 2023, the Modified Portfolio Revolving Loan Facility has one 12-month extension option, subject to certain terms, conditions and fees as described in the loan documents.
(6) As of March 31, 2023, the outstanding balance under the Accenture Tower Revolving Loan consisted of $281.3 million of term debt and an additional $93.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of March 31, 2023, the Accenture Tower Revolving Loan has two 12-month extension options, subject to certain terms and conditions contained in the loan documents.
(7) As of March 31, 2023, the borrowing capacity under the Unsecured Credit Facility was $75.0 million, of which $37.5 million is term debt and $37.5 million is revolving debt. As of March 31, 2023, the outstanding balance under the Unsecured Credit Facility consisted of $37.5 million of term debt and an additional $37.5 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Unsecured Credit Facility has one 12-month extension option, subject to certain terms and conditions contained in the loan documents. Subsequent to March 31, 2023, the borrower under the Unsecured Credit Facility entered into a modification agreement with the lender to convert the benchmark interest rate from LIBOR to Term SOFR. Effective April 1, 2023, the Unsecured Credit Facility bears interest at one-month Term SOFR plus 220 basis points per annum.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
6. NOTES PAYABLE (CONTINUED)
(8) As of March 31, 2023, the Amended and Restated Portfolio Loan Facility was secured by 60 South Sixth, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. As of March 31, 2023, the borrowing capacity under the Amended and Restated Portfolio Loan Facility was $613.2 million, of which $459.9 million is term debt and $153.3 million is revolving debt. As of March 31, 2023, the outstanding balance under the loan consisted of $459.9 million of term debt and $114.6 million of revolving debt. As of March 31, 2023, an additional $38.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Amended and Restated Portfolio Loan Facility has one 12-month extension option, subject to certain terms and conditions as described in the loan documents.
(9) Bloomberg Short-Term Bank Yield Index (“BSBY”).
(10) As of March 31, 2023, the Park Place Village Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. Monthly payments are interest only during the initial term and the first extension option. During the second extension option, certain future monthly payments due under the Park Place Village Mortgage Loan also include amortizing principal payments.
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
During the three months ended March 31, 2023 and 2022, the Company’s interest expense related to notes payable was $26.7 million and $8.7 million, respectively, which excludes the impact of interest rate swaps and caps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 7, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $1.0 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, $8.9 million and $8.0 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2023 (in thousands):

April 1, 2023 through December 31, 2023	$1,017,594
2024	603,355
2025	65,000
2026	—
2027	—
Thereafter	—
$1,685,949

The Company’s notes payable contain financial debt covenants. As of March 31, 2023, the Company was in compliance with these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
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
As of March 31, 2023, the Company has entered into 20 interest rate swaps and one interest rate cap, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and interest rate cap as of March 31, 2023 and December 31, 2022. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2023		December 31, 2022			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2023
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	20	$1,696,250	20	$1,619,190	One-month LIBOR/ Fixed at 0.70% - 1.40% One-month Term SOFR/ Fixed at 2.38% - 3.92%	2.4%	2.1
Interest rate cap	1	$125,000	—	$—	One-month Term SOFR at 6.49%	6.5%	0.8
_____________________
(1) Includes nine forward interest rate swaps: (i) one forward interest rate swap in the amount of $100.0 million will become effective on August 1, 2023 and mature on August 1, 2026,(ii) four forward interest rate swaps in the total amount of $200.0 million will become effective on November 1, 2023 and mature on February 1, 2026, (iii) one forward interest rate swap in the amount of $100.0 million will become effective on November 1, 2023 and mature on May 1, 2026, (iv) one forward interest rate swap in the amount of $100.0 million will become effective on November 1, 2023 and mature on July 1, 2026, (v) one forward interest rate swap in the amount of $100.0 million will become effective on November 1, 2023 and mature on November 1, 2026 and (vi) one forward interest rate swap in the amount of $100.0 million will become effective on December 1, 2023 and mature on November 1, 2026.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
7. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 (dollars in thousands):

		March 31, 2023		December 31, 2022
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value (1)	14	$29,889	18	$40,216
Interest rate swaps	Other liabilities, at fair value	6	$(3,398)	2	$(75)
Interest rate cap	Prepaid expenses and other assets, at fair value	1	$1	—	$—
_____________________
(1) Includes nine forward interest rate swaps. See footnote (1) to the table immediately above. As of March 31, 2023 and December 31, 2022, prepaid expenses and other assets included a $6.1 million and $8.7 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option, respectively.
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$—	$4,319
Realized gain recognized on interest rate swaps	(6,636)	—
Unrealized loss (gain) on interest rate swaps (1)	13,650	(25,788)
Unrealized loss on interest rate cap	24	—
Net loss (gain) on derivative instruments	$7,038	$(21,469)
_____________________
(1) For the three months ended March 31, 2023 and 2022, unrealized loss (gain) on interest rate swaps included a $2.5 million unrealized loss and $6.7 million unrealized gain, respectively, related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
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
Real estate equity securities: At March 31, 2023, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
March 31, 2023
(unaudited)
8. FAIR VALUE DISCLOSURES (CONTINUED)
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2023 and December 31, 2022, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2023			December 31, 2022
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,685,949	$1,682,352	$1,639,517	$1,671,395	$1,667,288	$1,654,046

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
As of March 31, 2023, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$69,069	$69,069	$—	$—
Asset derivatives - interest rate swaps (1)	$29,889	$—	$29,889	$—
Asset derivatives - interest rate caps	$1	$—	$1	$—
Liability derivatives - interest rate swaps	$(3,398)	$—	$(3,398)	$—
_____________________
(1) Includes nine forward interest rate swaps. See Note 7, “Derivative Instruments.” Also includes a $6.1 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
8. FAIR VALUE DISCLOSURES (CONTINUED)
During the three months ended March 31, 2023, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$95,564	$—	$—	$95,564
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the three months ended March 31, 2023, as of the date that the fair value measurement was made, which was March 31, 2023.
At March 31, 2023, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property included a discount rate of 9.50% and a terminal cap rate of 7.50%. See Note 3, “Real Estate – Impairment of Real Estate” for further discussion of the impaired real estate property.

9. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”) (liquidated May 2023) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
As of January 1, 2022, the Company, together with KBS REIT II, KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2022, the Company renewed its participation in the program, and the program is effective through June 30, 2023. At renewal on June 30, 2022, due to its liquidation, KBS REIT II elected to cease participation in the program and obtained separate insurance coverage.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2023 and 2022, respectively, and any related amounts receivable and payable as of March 31, 2023 and December 31, 2022 (in thousands):

	Incurred		Receivable as of		Payable as of
	Three Months Ended March 31,		March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022	2023	2022
Expensed
Asset management fees (1)	$5,089	$4,876	$—	$—	$11,831	$10,191
Reimbursement of operating expenses (2)	79	132	2	10	153	174
	$5,168	$5,008	$2	$10	$11,984	$10,365
_____________________
(1) See “Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $25,000 and $46,000 for the three months ended March 31, 2023 and 2022, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2023 and 2022, respectively. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) and other than future payments pursuant to the Bonus Retention Fund (see below, “--Asset Management Fees”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. As of December 31, 2021, the Company was charged $0.8 million by certain vendors for services for which the Company believes it was either overcharged or which were never performed. Additionally, during the year ended December 31, 2022, the Company incurred $1.6 million of legal and accounting costs related to the investigation of this matter. The Advisor agreed to reimburse the Company for any amounts inappropriately charged to the Company for these vendor services, including legal and accounting costs incurred related to the investigation of this matter. As of December 31, 2021, the Company had recorded a receivable of $0.3 million related to the reimbursement of these overpayments and also recorded a credit against the liability for asset management fees that were deferred in prior periods of $0.5 million that would have been due by the Company to the Advisor in those periods as a result of the increase in the Company’s net income and MFFO for such periods, and corresponding decrease in expenses, related to the charges that the Company should not have incurred. As of December 31, 2022, the Advisor had reimbursed the Company $1.9 million in cash for amounts inappropriately charged to the Company and for legal and accounting costs related to the investigation of this matter and the Company recorded an additional receivable of $2,000 and $10,000 from the Advisor as of March 31, 2023 and December 31, 2022, respectively, for this matter.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three months ended March 31, 2023 and 2022, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
Asset Management Fees
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
Notwithstanding the foregoing on November 8, 2022, the Company and the Advisor renewed the Advisory Agreement and amended certain provisions related to the payment of asset management fees (the “Renewed Advisory Agreement”), among other provisions. Pursuant to the Renewed Advisory Agreement, commencing with asset management fees accruing from October 1, 2022, the Company pays $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposits the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Company will be deemed to have fully funded the Bonus Retention Fund once the Company has deposited $8.5 million in cash into such account, at which time the monthly asset management fee will be payable in full to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Renewed Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Renewed Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of March 31, 2023, the Company has deposited $3.3 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
Prior to entering the Renewed Advisory Agreement, the Advisory Agreement had provided that with respect to asset management fees accruing from March 1, 2014, the Advisor would defer, without interest, the Company’s obligation to pay asset management fees for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Institute for Portfolio Alternatives (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, did not exceed the amount of distributions declared by the Company for record dates of that month. The Company remained obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeded the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus was deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeded the amount of the asset management fee payable for such month, any remaining MFFO Surplus was applied to pay any asset management fee amounts previously deferred in accordance with the Advisory Agreement.
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
As of March 31, 2023 and December 31, 2022, the Company had accrued $11.8 million and $10.2 million of asset management fees, respectively, of which $8.5 million were Deferred Asset Management Fees as of March 31, 2023 and December 31, 2022, and $3.3 million and $1.7 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of March 31, 2023 and December 31, 2022, respectively.
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
March 31, 2023
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
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
During the three months ended March 31, 2023 and 2022, the Company recognized $83,000 and $83,000 of revenue related to this lease, respectively.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.
Portfolio Sale
On July 18, 2019, the Company sold the Singapore Portfolio to the SREIT, which is affiliated with Charles J. Schreiber, Jr., a director and executive officer of the Company. See Note 5, “Real Estate Equity Securities” for information related to the Company’s investment in the SREIT. The SREIT is externally managed by an entity (the “Manager”) in which Charles J. Schreiber, Jr. currently holds an indirect ownership interest. Mr. Schreiber is also a former director of the Manager. The SREIT pays the Manager an annual base fee of 10% of annual distributable income and an annual performance fee of 25% of the increase in distributions per unit of the SREIT from the preceding year. For acquisitions other than the Singapore Portfolio, the SREIT pays the Manager an acquisition fee of 1% of the acquisition price. The SREIT will also pay the Manager a divestment fee of 0.5% of the sale price of any real estate sold and a development management fee of 3% of the total project costs incurred for development projects. A portion of the fees paid to the Manager are paid to KBS Realty Advisors LLC, an entity controlled by Mr. Schreiber, for sub-advisory services. The Schreiber Trust, a trust whose beneficiaries are Charles J. Schreiber, Jr. and his family members, and the Linda Bren 2017 Trust also acquired units in the SREIT. The Schreiber Trust agreed it will not sell any portion of its units in the SREIT unless it has received the consent of the Company’s conflicts committee. The Linda Bren 2017 Trust has agreed it will not sell $5.0 million of its investment in the SREIT unless it has received the consent of the Company’s conflicts committee.
During the three months ended March 31, 2023 and 2022, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2023.

11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 3, 2023, the Company paid distributions of $5.7 million, which related to distributions in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on March 20, 2023. On May 1, 2023, the Company paid distributions of $5.7 million, which related to distributions in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on April 20, 2023.
Distributions Authorized
On May 10, 2023, the Company’s board of directors authorized a May 2023 distribution in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on May 19, 2023, which the Company expects to pay in June 2023 and a June 2023 distribution in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on June 20, 2023, which the Company expects to pay in July 2023.
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, rapidly rising interest rates and significant inflation (or the perception that any of these events may continue) as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. Upcoming and recent tenant lease expirations amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the San Francisco Bay Area where we own several assets, have had direct and material impacts on our ability to access certain credit facilities. Additionally, due to disruptions in the financial markets, it is becoming increasingly difficult to refinance maturing debt obligations as lenders are hesitant to make new loans in the current market environment with so many uncertainties surrounding asset valuations, especially in the office real estate market. While we have extension options on all debt obligations maturing in 2023, these extensions are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we may be required to reduce the loan commitment amount or make paydowns on certain loans. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements. Due to this potential reduction in loan commitment and ongoing capital expenditure needs in our real estate portfolio, we may need to evaluate selling certain assets into a challenged real estate market in an effort to manage our liquidity needs, which would likely impact the ultimate sale price. Continued disruptions in the financial markets and economic uncertainty could adversely affect our ability to implement our business strategy and generate returns to stockholders and our ability to sustain our current distribution rate. Further, potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, adversely impacting our operations.
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
•Our significant investment in the equity securities of Prime US REIT (the “SREIT”), a traded Singapore real estate investment trust, is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to the quantity of units held by us relative to the trading volume of the units. Due to the disruptions in the financial markets, since March 2020, the trading price of the common units of the SREIT has experienced substantial volatility.
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
•Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Since 2019, due to the limitations on redemptions under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets impacting the U.S. office market, we have either exhausted the funds available for Ordinary Redemptions (defined below) under our share redemption program or implemented suspensions of Ordinary Redemptions under our share redemption program for all or a portion of the calendar year. Since 2019, we have redeemed 18,896,332 shares under our share redemption program, which is approximately 13% of our current outstanding shares. On January 17, 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program to preserve capital in the current market environment. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). We cannot predict future redemption demand with any certainty. If Ordinary Redemptions are resumed and future redemption requests exceed the redemption limitations under our share redemption program, the number of rejected redemption requests will increase over time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”), and the risks identified in Part II, Item 1A herein.

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
We have invested in a diverse portfolio of real estate investments. As of March 31, 2023, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of March 31, 2023, we had also sold 45,125,410 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $462.5 million. Also as of March 31, 2023, we had redeemed or repurchased 73,620,252 shares for $780.0 million.
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
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Increases in the cost of financing due to higher interest rates will prevent us from refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not fixed through interest rate swap agreements or limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. The current rising interest rate environment has had a downward impact on real estate values, and the lack of financing available in the current environment, especially for commercial office buildings, has significantly impacted the amount of transaction activity in the commercial real estate market and made valuing such assets increasingly difficult. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure in this challenging environment.
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, rapidly rising interest rates and significant inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets (most notably the greater San Francisco Bay Area) remains lower than pre-pandemic levels, and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels. Further, potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, adversely impacting our operations. Both upcoming and recent tenant lease expirations amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the San Francisco Bay Area where we own several assets, have had direct and material impacts on our ability to access certain credit facilities (see “—Liquidity and Capital Resources” below), which, in large part, provide liquidity to manage redemption requests and capital expenditures needed to manage our real estate assets.
We have concluded that it is critical to preserve capital given the current state of the markets. On January 17, 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program and reduce the distribution rate from that of prior periods. These actions were a direct result of the factors discussed above.
During the three months ended March 31, 2023, we recorded non-cash impairment charges of $27.0 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco and declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of March 31, 2023, 201 Spear Street was 65.1% occupied. We are projecting longer lease-up periods for the vacant space, and increased tenant turnover for currently occupied space, as a result of the factors discussed above.
We have also made a significant investment in the common units of the SREIT. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. As of May 11, 2023, the aggregate value of our investment in the units of the SREIT was $44.2 million, which was based solely on the closing price of the units on the SGX-ST of $0.205 per unit as of May 11, 2023, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.675 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
Continued disruptions in the financial markets and economic uncertainty could adversely affect our ability to implement our business strategy and generate returns to stockholders and our ability to sustain our current distribution rate. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. However, we believe that our cash flow from operations, cash on hand, current availability under our loan facilities, proceeds from our dividend reinvestment plan, current and anticipated financing activities and anticipated asset sales will be sufficient to meet our liquidity needs for the foreseeable future.

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
Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of March 31, 2023, we held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date.
As of March 31, 2023, we had mortgage debt obligations in the aggregate principal amount of $1.7 billion, with a weighted-average remaining term of 0.8 years. As of March 31, 2023, we had $1.4 billion of notes payable maturing during the 12 months ending March 31, 2024, all of which have extension options beyond the next 12 months, subject to conditions specified in the loan agreements. As of March 31, 2023, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. As of March 31, 2023, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements.
The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we may be required to reduce the loan commitment amount or make paydowns on certain loans. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements. Due to this potential reduction in loan commitment and ongoing capital expenditure needs in our real estate portfolio, we may need to evaluate selling certain assets into a challenged real estate market in an effort to manage our liquidity needs, which would likely impact the ultimate sale price.
We paid cash distributions to our stockholders during the three months ended March 31, 2023 using cash flow from operations from current and prior periods and proceeds from debt financing. Cash flows from operations are an important factor in our ability to sustain our current distribution rate. We have experienced a reduction in our net cash flows from operations in recent periods primarily due to lease expirations in our portfolio and a resulting decrease in occupancy. In January 2023, our board of directors reduced our distribution rate from prior periods due to the continued impact of the economic slowdown on our cash flows. Our management team and our board of directors will continue to monitor our results of operations and operating cash flows, and based on an analysis of our cash flows and projected cash flows, as well as other liquidity needs in the portfolio, may consider a further reduction to our distribution rate in a future period. See “—Distributions” below.
We believe that our cash flow from operations, cash on hand, current availability under our loan facilities, proceeds from our dividend reinvestment plan, current and anticipated financing activities and anticipated asset sales will be sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2023 did not exceed the charter-imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Operating Activities
During the three months ended March 31, 2023 and 2022, net cash provided by operating activities was $5.2 million and $7.5 million, respectively. Net cash provided by operating activities was lower during the three months ended March 31, 2023 primarily as a result of higher interest expense and a decrease in dividend income received from the SREIT, offset by the timing of payments of property tax and receipts of prepaid rent.
Cash Flows from Investing Activities
Net cash used in investing activities was $23.0 million for the three months ended March 31, 2023 due to improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2023, net cash used in financing activities was $1.3 million and primarily consisted of the following:
•$14.1 million of net cash provided by debt financing as a result of proceeds from notes payable of $15.0 million, partially offset by principal payments on notes payable of $0.4 million and payments of deferred financing costs of $0.5 million;
•$11.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $7.4 million;
•$2.9 million of cash used for redemptions and repurchases of common stock; and
•$1.5 million provided by interest rate swap settlements for off-market swap instruments.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of March 31, 2023, our borrowings and other liabilities were approximately 58% of the cost (before deducting depreciation and other noncash reserves) and 60% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Notwithstanding the foregoing on November 8, 2022, we and our advisor renewed the advisory agreement and amended certain provisions related to the payment of asset management fees (the “Renewed Advisory Agreement”), among other provisions. Pursuant to the Renewed Advisory Agreement, commencing with asset management fees accruing from October 1, 2022, we pay $1.15 million of the monthly asset management fee to our advisor in cash and we deposit the remainder of the monthly asset management fee into an interest bearing account in our name, which amounts will be paid to our advisor from such account solely as reimbursement for payments made by our advisor pursuant to our advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of our advisor. We will be deemed to have fully funded the Bonus Retention Fund once we have deposited $8.5 million in cash into such account, at which time the monthly asset management fee will be payable in full to our advisor. Our advisor has acknowledged and agreed that payments by our advisor to employees under our advisor’s employee retention program that are reimbursed by us from the Bonus Retention Fund will be conditioned on (a) our liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of us in which (i) we are not the surviving entity and (ii) our advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of our assets; (d) the non-renewal or termination of the Renewed Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Renewed Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of our executive officers, Mr. Waldvogel and Ms. Yamane, and one of our directors, Mr. DeLuca, participate in and have been allocated awards under our advisor’s employee retention program, which awards would only be paid as set forth above.
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
As of March 31, 2023, we had accrued $11.8 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Included in accrued asset management fees as of March 31, 2023 is $3.3 million of restricted cash deposited into the Bonus Retention Fund. We had not made any payments to our advisor from the Bonus Retention Fund as of March 31, 2023.
Debt Obligations
The following is a summary of our debt obligations as of March 31, 2023 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Outstanding debt obligations (1)	$1,685,949	$1,017,594	$668,355	$—	$—
Interest payments on outstanding debt obligations (2) (3)	86,173	70,816	15,357	—	—
Interest payments on interest rate swaps (4) (5)	—	—	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of March 31, 2023. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we may be required to reduce the loan commitment amount or make paydowns on certain loans, which would reduce our liquidity. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2023 (consisting of the contractual interest rate and using interest rate indices as of March 31, 2023, where applicable).
(3) We incurred interest expense related to notes payable of $25.7 million, excluding amortization of deferred financing costs totaling $1.0 million during the three months ended March 31, 2023.
(4) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of March 31, 2023. In the case where the swapped floating rate (one-month LIBOR or one-month Term SOFR) at March 31, 2023 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(5) We incurred net realized gains related to interest rate swaps of $6.6 million, excluding unrealized losses on derivative instruments of $13.7 million, during the three months ended March 31, 2023.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of March 31, 2023 and 2022, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. The following table provides summary information about our results of operations for the three months ended March 31, 2023 and 2022 (dollar amounts in thousands):

Comparison of the three months ended March 31, 2023 versus the three months ended March 31, 2022

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2023	2022
Rental income	$69,297	$68,855	$442	1%
Dividend income from real estate equity securities	6,540	7,252	(712)	(10)%
Other operating income	4,352	4,193	159	4%
Operating, maintenance and management	17,651	17,376	275	2%
Real estate taxes and insurance	14,719	14,048	671	5%
Asset management fees to affiliate	5,089	4,876	213	4%
General and administrative expenses	1,591	1,786	(195)	(11)%
Depreciation and amortization	28,497	27,220	1,277	5%
Interest expense	26,730	8,656	18,074	209%
Net loss (gain) on derivative instruments	7,038	(21,469)	28,507	(133)%
Impairment charges on real estate	26,988	—	26,988	100%
Unrealized loss on real estate equity securities	(18,347)	(17,267)	(1,080)	6%
Other interest income	42	14	28	200%

Rental income from our real estate properties increased from $68.9 million for the three months ended March 31, 2022 to $69.3 million for the three months ended March 31, 2023, primarily related to lease commencements subsequent to March 31, 2022. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets.”
Dividend income from our real estate equity securities decreased from $7.3 million for the three months ended March 31, 2022 to $6.5 million for the three months ended March 31, 2023 due to a decrease in the dividend rate per unit declared by the SREIT.
Other operating income increased from $4.2 million for the three months ended March 31, 2022 to $4.4 million for the three months ended March 31, 2023. The increase in other operating income was primarily due to an increase in parking revenues as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets.
Operating, maintenance and management costs increased from $17.4 million for the three months ended March 31, 2022 to $17.7 million for the three months ended March 31, 2023. The increase in operating, maintenance and management costs was primarily due to an overall increase in repairs and maintenance costs and operating costs, including janitorial and security costs, as a result of general inflation and an increase in physical occupancy. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office.
Real estate taxes and insurance increased from $14.0 million for the three months ended March 31, 2022 to $14.7 million for the three months ended March 31, 2023, primarily due to an increase in property taxes due to a higher assessed property value for Accenture Tower. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Asset management fees increased from $4.9 million for the three months ended March 31, 2022 to $5.1 million for the three months ended March 31, 2023, primarily due to capital improvements at our real estate properties. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of March 31, 2023, there were $11.8 million of accrued asset management fees, of which $8.5 million were Deferred Asset Management Fees. For a discussion of Deferred Asset Management Fees, see “— Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $1.8 million for the three months ended March 31, 2022 to $1.6 million for the three months ended March 31, 2023, primarily due to professional fees incurred related to our conflicts committee’s and board of directors’ evaluation of various alternatives available to us during the three months ended March 31, 2022. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees, financial advisor consulting fees for 2022 and audit costs. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased from $27.2 million for the three months ended March 31, 2022 to $28.5 million for the three months ended March 31, 2023, primarily due to an increase in capital improvements as a result of lease expansion at a property and acceleration of depreciation and amortization for early lease terminations. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense increased from $8.7 million for the three months ended March 31, 2022 to $26.7 million for the three months ended March 31, 2023. Included in interest expense was (i) $7.7 million and $25.7 million of interest expense payments for the three months ended March 31, 2022 and 2023, respectively, and (ii) the amortization of deferred financing costs of $1.0 million and $1.0 million for the three months ended March 31, 2022 and 2023, respectively. The increase in interest expense was due to draws on our revolving debt and higher one-month LIBOR, one-month BSBY and one-month Term SOFR during the three months ended March 31, 2023 and the related impact on interest expense related to the portion of our variable rate debt. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings.
We recognized net loss on derivative instruments of $7.0 million for the three months ended March 31, 2023. Included in net loss on derivative instruments was unrealized loss on interest rate swaps of $13.7 million and fair value loss on interest rate cap of $24,000 for the three months ended March 31, 2023, offset by realized gain on interest rate swaps of $6.6 million for the three months ended March 31, 2023 We recognized net gain on derivative instruments of $21.5 million for the three months ended March 31, 2022. Included in net gain on derivative instruments was unrealized gain on interest rate swaps of $25.8 million for the three months ended March 31, 2022, offset by $4.3 million of realized loss on interest rate swaps for the three months ended March 31, 2022. The increase in net loss on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the three months ended March 31, 2023. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
During the three months ended March 31, 2023, we recorded non-cash impairment charges of $27.0 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco and declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of March 31, 2023, 201 Spear Street was 65.1% occupied. We are projecting longer lease-up periods for the vacant space, and increased tenant turnover for currently occupied space, as demand for office space in San Francisco has significantly declined as a result of the continued work-from-home arrangements, which increased due to the COVID-19 pandemic, and due to the economic slowdown and the current rising interest rate environment. We did not record any non-cash impairment charges during the three months ended March 31, 2022.
During the three months ended March 31, 2023 and 2022, we recorded unrealized losses on real estate equity securities of $18.3 million and $17.3 million, respectively, as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, and unrealized losses (gains) on derivative instruments are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
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
•Amortization of above- and below-market leases. Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue. Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate; and
•Unrealized loss (gain) on derivative instruments. These adjustments include unrealized losses (gains) from mark-to-market adjustments on interest rate swaps and the interest rate cap. The change in fair value of interest rate swaps and the interest rate cap not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense. We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2023 and 2022, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2023	2022
Net (loss) income	$(66,419)	$10,554
Depreciation of real estate assets	24,047	21,334
Amortization of lease-related costs	4,450	5,886
Impairment charges on real estate	26,988	—
Unrealized loss on real estate equity securities	18,347	17,267
FFO	7,413	55,041
Straight-line rent and amortization of above- and below-market leases, net	(4,434)	(2,404)
Unrealized loss (gain) on derivative instruments	13,674	(25,788)
MFFO	$16,653	$26,849

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first quarter of 2023 (in thousands, except per share amounts):

Period	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
			Cash	Reinvested	Total
First Quarter 2023	$17,073	$0.115	$11,303	$7,448	$18,751	$5,192
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2023 through March 31, 2023, distributions were calculated at a rate of $0.03833333 per share.
(2) Distributions are generally paid on a monthly basis. Distributions for the monthly record date of a given month are generally paid on or about the first business day of the following month.
For the three months ended March 31, 2023, we paid aggregate distributions of $18.8 million, including $11.3 million of distributions paid in cash and $7.5 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the three months ended March 31, 2023 was $66.4 million. FFO for the three months ended March 31, 2023 was $7.4 million and cash flow from operating activities was $5.2 million. See the reconciliation of FFO to net income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $5.2 million of cash flow from current operating activities, $8.3 million of cash flow from operating activities in excess of distributions paid during prior periods and $5.3 million of proceeds from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
In January 2023, we reduced the distribution rate from that of prior periods due to the continued impact of the economic slowdown on our cash flows. See “– Market Outlook – Real Estate and Real Estate Finance Markets” and “– Liquidity and Capital Resources” herein and Part I, Item 1A, “Risk Factors” and Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Information” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. Our management team and our board of directors will continue to monitor our results of operations and operating cash flows, and based on an analysis of our cash flows and projected cash flows, as well as other liquidity needs in the portfolio, may consider a further reduction to our distribution rate in a future period.
Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the sales or repayment of real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; the level of participation in our dividend reinvestment plan; and continued disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as potential changes in the demand for office properties resulting from the COVID-19 pandemic and uncertain economic conditions. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. There have been no significant changes to our policies during 2023.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 3, 2023, we paid distributions of $5.7 million, which related to distributions in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on March 20, 2023. On May 1, 2023, we paid distributions of $5.7 million, which related to distributions in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on April 20, 2023.
Distributions Authorized
On May 10, 2023, our board of directors authorized a May 2023 distribution in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on May 19, 2023, which we expect to pay in June 2023 and a June 2023 distribution in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on June 20, 2023, which we expect to pay in July 2023.
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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2023, the fair value of our fixed rate debt was $119.7 million and the outstanding principal balance of our fixed rate debt was $123.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2023. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2023, we were exposed to market risks related to fluctuations in interest rates on $566.7 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.0 billion of our variable rate debt. We also had an interest rate cap for a notional amount of $125.0 million. Based on interest rates as of March 31, 2023, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2024, interest expense on our variable rate debt would increase or decrease by $5.7 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of March 31, 2023 were 3.7% and 4.9%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of March 31, 2023 (consisting of the contractual interest rate and the effect of interest rate swaps and the interest rate cap, if applicable), using interest rate indices as of March 31, 2023 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We are exposed to financial market risk with respect to our investment in the SREIT (SGX-ST Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and Mr. Schreiber currently holds an indirect ownership interest in the external manager of the SREIT. An affiliate of our advisor serves as the U.S. asset manager to the SREIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of March 31, 2023, we held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. As of March 31, 2023, the aggregate value of our investment in the units of the SREIT was $69.1 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.320 per unit as of March 31, 2023, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. Based solely on the closing price per unit of the SREIT units as of March 31, 2023, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $6.9 million.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook – Real Estate and Real Estate Finance Markets” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, as well as the risks identified in Part II, Item 1A herein.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC.
Adverse developments affecting the financial services industry may adversely affect our business, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (now a division of First Citizens Bank) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and which has been followed by the collapse of Signature Bank, Silvergate Capital Corp. and First Republic Bank. Although we do not have direct exposure to these financial institutions, if a depository institution in which we deposit funds is adversely impacted from conditions in the financial or credit markets or otherwise, it could impact access to our cash or cash equivalents and could adversely impact our financial condition. Our cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2023. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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
Except during the current suspension of Ordinary Redemption under the share redemption program, if we do not completely satisfy a redemption request on a redemption date because the program administrator did not receive the request in time, because of the limitations on redemptions set forth in our share redemption program or because of a suspension of our share redemption program, then we will treat the unsatisfied portion of the redemption request as a request for redemption at the next redemption date funds are available for redemption, unless the redemption request is withdrawn. Any stockholder can withdraw a redemption request by sending written notice to the program administrator, provided such notice is received at least five business days before the redemption date.
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
During the three months ended March 31, 2023, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and from debt financing. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2023	118,125	$9.00	(3)
February 2023	122,546	$9.00	(3)
March 2023	83,897	$9.00	(3)
Total	324,568
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
(3) As discussed above, in January 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program to preserve capital in the current market environment. However, any redemptions sought in connection with and meeting the requirements for Special Redemptions are still eligible for redemption and will continue to be processed in accordance with the share redemption program, subject to the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2022, or $33.4 million, including the reserve for Special Redemptions. As of May 1, 2023, we had $29.1 million available for redemptions for the remainder of 2023 under the share redemption program, including the reserve for Special Redemptions.
For the months of January 2023 through March 2023, we fulfilled all Special Redemption requests eligible for redemption under our share redemption program and received in good order. See note (3) above.
In addition to the redemptions under the share redemption program described above, during the three months ended March 31, 2023, we repurchased an additional 417 shares of our common stock at an average price of $9.00 per share for an aggregate price of $3,753.

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

10.1	First Modification Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of March 8, 2023

10.2
Second Modification Agreement by and among KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, and KBSIII 201 17th Stree, LLC, U.S. Bank National Association, and Lenders dated as of February 28, 2023

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	April 2022 Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 14, 2022

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 11, 2023	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 11, 2023	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)