Form 10-Q
period 2023-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2023-08-11
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 7, 2023, there were 149,042,452 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Real estate:
Land	$274,315	$290,121
Buildings and improvements	2,209,820	2,235,676
Tenant origination and absorption costs	39,799	42,555
Total real estate held for investment, cost	2,523,934	2,568,352
Less accumulated depreciation and amortization	(666,570)	(656,401)
Total real estate, net	1,857,364	1,911,951
Real estate equity securities	45,327	87,416
Total real estate and real estate-related investments, net	1,902,691	1,999,367
Cash and cash equivalents	24,016	47,767
Restricted cash	9,502	6,070
Rents and other receivables, net	94,635	93,100
Above-market leases, net	225	262
Due from affiliate	—	10
Prepaid expenses and other assets	123,593	112,411
Total assets	$2,154,662	$2,258,987
Liabilities and equity
Notes payable, net	$1,710,161	$1,667,288
Accounts payable and accrued liabilities	41,966	56,071
Due to affiliate	13,806	10,365
Distributions payable	5,712	7,374
Below-market leases, net	1,464	1,911
Other liabilities	63,810	60,918
Redeemable common stock payable	—	711
Total liabilities	1,836,919	1,804,638
Commitments and contingencies (Note 10)
Redeemable common stock	40,756	32,681
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,864,885 and 147,964,954 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,489	1,480
Additional paid-in capital	1,275,814	1,275,833
Cumulative distributions in excess of net income	(1,000,316)	(855,645)
Total stockholders’ equity	276,987	421,668
Total liabilities and equity	$2,154,662	$2,258,987

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental income	$62,073	$68,187	$131,370	$137,042
Dividend income from real estate equity securities	—	—	6,540	7,252
Other operating income	4,757	4,551	9,109	8,744
Total revenues	66,830	72,738	147,019	153,038
Expenses:
Operating, maintenance and management	18,288	17,456	35,939	34,832
Real estate taxes and insurance	12,733	14,114	27,452	28,162
Asset management fees to affiliate	5,185	4,985	10,274	9,861
General and administrative expenses	1,545	2,014	3,136	3,800
Depreciation and amortization	28,612	26,638	57,109	53,858
Interest expense	29,348	11,170	56,078	19,826
Net gain on derivative instruments	(26,968)	(7,469)	(19,930)	(28,938)
Impairment charges on real estate	18,471	—	45,459	—
Total expenses	87,214	68,908	215,517	121,401
Other (loss) income:
Unrealized loss on real estate equity securities	(23,742)	(17,268)	(42,089)	(34,535)
Write-off of prepaid offering costs	—	(2,728)	—	(2,728)
Other interest income	68	9	110	23
Total other loss, net	(23,674)	(19,987)	(41,979)	(37,240)
Net loss	$(44,058)	$(16,157)	$(110,477)	$(5,603)
Net loss per common share, basic and diluted	$(0.30)	$(0.11)	$(0.74)	$(0.04)
Weighted-average number of common shares outstanding, basic and diluted	148,867,178	149,331,890	148,657,257	150,866,501

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2023 and 2022 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2023	148,510,996	$1,485	$1,275,818	$(939,137)	$338,166
Net loss	—	—	—	(44,058)	(44,058)
Issuance of common stock	773,838	8	6,609	—	6,617
Transfers to redeemable common stock	—	—	(2,837)	—	(2,837)
Redemptions of common stock	(419,949)	(4)	(3,776)	—	(3,780)
Distributions declared	—	—	—	(17,121)	(17,121)
Balance, June 30, 2023	148,864,885	$1,489	$1,275,814	$(1,000,316)	$276,987

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2022	149,941,515	$1,499	$1,322,644	$(716,193)	$607,950
Net loss	—	—	—	(16,157)	(16,157)
Issuance of common stock	892,341	10	9,129	—	9,139
Transfers to redeemable common stock	—	—	(19,429)	—	(19,429)
Redemptions of common stock	(3,560,280)	(36)	(36,920)	—	(36,956)
Distributions declared	—	—	—	(22,336)	(22,336)
Other offering costs	—	—	(1)	—	(1)
Balance, June 30, 2022	147,273,576	$1,473	$1,275,423	$(754,686)	$522,210

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2023 and 2022 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2022	147,964,954	$1,480	$1,275,833	$(855,645)	$421,668
Net loss	—	—	—	(110,477)	(110,477)
Issuance of common stock	1,644,865	16	14,049	—	14,065
Transfers to redeemable common stock	—	—	(7,364)	—	(7,364)
Redemptions of common stock	(744,934)	(7)	(6,698)	—	(6,705)
Distributions declared	—	—	—	(34,194)	(34,194)
Other offering costs	—	—	(6)	—	(6)
Balance, June 30, 2023	148,864,885	$1,489	$1,275,814	$(1,000,316)	$276,987

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2021	153,150,766	$1,532	$1,322,613	$(703,952)	$620,193
Net loss	—	—	—	(5,603)	(5,603)
Issuance of common stock	1,504,393	15	15,390	—	15,405
Transfers from redeemable common stock	—	—	13,968	—	13,968
Redemptions of common stock	(7,381,583)	(74)	(76,547)	—	(76,621)
Distributions declared	—	—	—	(45,131)	(45,131)
Other offering costs	—	—	(1)	—	(1)
Balance, June 30, 2022	147,273,576	$1,473	$1,275,423	$(754,686)	$522,210

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(110,477)	$(5,603)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,109	53,858
Impairment charges on real estate	45,459	—
Unrealized loss on real estate equity securities	42,089	34,535
Deferred rents	(2,275)	(4,548)
Amortization of above- and below-market leases, net	(410)	(787)
Amortization of deferred financing costs	2,069	1,912
Unrealized gain on derivative instruments	(5,619)	(35,870)
Write-off of prepaid offering costs	—	2,728
Interest rate swap settlements for off-market swap instruments	(5,096)	1,008
Changes in operating assets and liabilities:
Rents and other receivables	(1,606)	4,949
Due from affiliate	10	260
Prepaid expenses and other assets	(11,295)	(8,801)
Accounts payable and accrued liabilities	(6,765)	(15,139)
Due to affiliate	3,441	(3,156)
Other liabilities	5,068	(1,817)
Net cash provided by operating activities	11,702	23,529
Cash Flows from Investing Activities:
Improvements to real estate	(49,171)	(54,445)
Purchase of interest rate cap	(25)	—
Net cash used in investing activities	(49,196)	(54,445)
Cash Flows from Financing Activities:
Proceeds from notes payable	42,220	148,218
Principal payments on notes payable	(897)	(17,143)
Payments of deferred financing costs	(519)	(33)
Interest rate swap settlements for off-market swap instruments	4,873	(1,234)
Payments to redeem common stock	(6,705)	(76,621)
Payments of prepaid other offering costs	—	(110)
Payments of other offering costs	(6)	(1)
Distributions paid to common stockholders	(21,791)	(30,057)
Net cash provided by financing activities	17,175	23,019
Net decrease in cash, cash equivalents and restricted cash	(20,319)	(7,897)
Cash, cash equivalents and restricted cash, beginning of period	53,837	46,436
Cash, cash equivalents and restricted cash, end of period	$33,518	$38,539
Supplemental Disclosure of Cash Flow Information:
Interest paid	$43,727	$23,352
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$5,712	$7,404
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$14,065	$15,405
Accrued prepaid other offering costs	$—	$3
Accrued improvements to real estate	$11,984	$23,185
Accrued interest rate swap settlements related to off-market swap instruments	$(938)	$32

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2023, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of June 30, 2023, the Company owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of June 30, 2023, the Company had also sold 45,899,248 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $469.1 million. Also as of June 30, 2023, the Company had redeemed or repurchased 74,040,201 shares sold in the Offering for $783.8 million.
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
June 30, 2023
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years, with short-term extension options available upon the Company meeting certain debt covenants. Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the Company’s liquidity needs in order to satisfy upcoming debt obligations and the Company’s ability to satisfy debt covenant requirements. Through the normal course of operations, the Company has $1.6 billion of notes payable maturing over the 12-month period commencing July 1, 2023, which raises substantial doubt as to the Company’s ability to continue as a going concern considering the current commercial real estate lending environment. Of the amounts coming due within this 12-month period, approximately $1.5 billion has available extension options beyond the next 12 months, subject to terms and conditions specified in the respective loan documents, including loan-to-value, debt service coverage or other requirements. In order to satisfy these debt obligations as they mature, management and the board of directors will evaluate the Company’s options and may seek to utilize the extension options available in the respective loan agreements, may have to make partial loan paydowns to meet extension test requirements, will likely seek to refinance or restructure certain debt instruments, may be required to sell real estate assets or equity securities to make loan paydowns to meet extension tests and may defer noncontractual expenditures or cease distributions and redemptions. Additionally, the Company anticipates it may relinquish ownership of one or more secured properties to the mortgage lender. Historically, the Company has successfully refinanced its debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not yet relinquished ownership of a secured property to a lender; however, the Company may utilize such option if necessary. Based upon these plans, management believes the Company will have sufficient liquidity to satisfy the Company’s debt obligations as they come due and to continue as a going concern. However, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented within one year from the date the financial statements are issued, as certain elements of management’s plans are outside the control of the Company, including its ability to sell assets or successfully refinance or restructure certain of its debt instruments. See Note 6, “Notes Payable” for further information regarding the Company’s notes payable.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2023 and 2022, respectively.
Distributions declared per common share were $0.115 and $0.230 in the aggregate for the three and six months ended June 30, 2023, respectively. Distributions declared per common share were $0.149 and $0.298 in the aggregate for the three and six months ended June 30, 2022, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2022 through June 2022 and January 2023 through June 2023. For each monthly record date for distributions during the period from January 1, 2022 through June 30, 2022, distributions were calculated at a rate of $0.04983333 per share. For each monthly record date for distributions during the period from January 1, 2023 through June 30, 2023, distributions were calculated at a rate of $0.03833333 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
3. REAL ESTATE
As of June 30, 2023, the Company’s real estate portfolio was composed of 16 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.3 million rentable square feet. As of June 30, 2023, the Company’s real estate portfolio was collectively 82.5% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2023 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$139,690	$(49,513)	$90,177
McEwen Building	04/30/2012	Franklin	TN	Office	39,752	(11,121)	28,631
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	35,875	(11,320)	24,555
60 South Sixth	01/31/2013	Minneapolis	MN	Office	182,683	(53,983)	128,700
Preston Commons	06/19/2013	Dallas	TX	Office	143,931	(39,569)	104,362
Sterling Plaza	06/19/2013	Dallas	TX	Office	93,547	(28,492)	65,055
201 Spear Street	12/03/2013	San Francisco	CA	Office	70,093	—	70,093
Accenture Tower	12/16/2013	Chicago	IL	Office	555,320	(151,686)	403,634
Ten Almaden	12/05/2014	San Jose	CA	Office	130,218	(38,212)	92,006
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	222,806	(61,337)	161,469
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,902	(43,413)	111,489
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	85,553	(11,690)	73,863
201 17th Street	06/23/2015	Atlanta	GA	Office	104,529	(31,453)	73,076
515 Congress	08/31/2015	Austin	TX	Office	135,158	(32,865)	102,293
The Almaden	09/23/2015	San Jose	CA	Office	195,166	(47,899)	147,267
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,971	(13,760)	47,211
Carillon	01/15/2016	Charlotte	NC	Office	173,740	(40,257)	133,483
					$2,523,934	$(666,570)	$1,857,364
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of June 30, 2023, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$403,634	18.7%	$35,958	$27.37	90.1%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
3. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2023, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 16.0 years with a weighted-average remaining term of 5.7 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $10.1 million and $9.3 million as of June 30, 2023 and December 31, 2022, respectively.
During the six months ended June 30, 2023 and 2022, the Company recognized deferred rent from tenants of $2.3 million and $4.5 million, respectively. As of June 30, 2023 and December 31, 2022, the cumulative deferred rent balance was $91.2 million and $89.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $17.3 million and $17.3 million of unamortized lease incentives as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2023 through December 31, 2023	$100,974
2024	197,727
2025	181,807
2026	164,383
2027	138,582
Thereafter	549,364
$1,332,837

As of June 30, 2023, the Company’s office and office/retail properties were leased to approximately 540 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	110	$37,921	18.1%
Legal Services	55	23,937	11.4%
		$61,858	29.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
3. REAL ESTATE (CONTINUED)
As of June 30, 2023, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of June 30, 2023, the Company’s net investments in real estate in California, Illinois and Texas represented 21.9%, 18.7% and 16.8% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to pay distributions to stockholders.
Impairment of Real Estate
During the three and six months ended June 30, 2023, the Company recorded non-cash impairment charges of $18.5 million and $45.5 million, respectively, to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of June 30, 2023, 201 Spear Street was 67.6% occupied. The Company is projecting longer lease-up periods for the vacant space, and increased tenant turnover for currently occupied space, as demand for office space in San Francisco has significantly declined as a result of the continued work-from-home arrangements, which increased due to the COVID-19 pandemic, and due to the economic slowdown and the current rising interest rate environment. The Company did not record any non-cash impairment charges during the three and six months ended June 30, 2022, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of June 30, 2023 and December 31, 2022, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Cost	$39,799	$42,555	$904	$983	$(7,983)	$(8,384)
Accumulated Amortization	(28,817)	(29,524)	(679)	(721)	6,519	6,473
Net Amount	$10,982	$13,031	$225	$262	$(1,464)	$(1,911)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Amortization	$(1,012)	$(1,458)	$(18)	$(21)	$228	$391

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Amortization	$(2,049)	$(3,238)	$(37)	$(45)	$447	$832

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
5. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of June 30, 2023, REIT Properties III held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT. As of June 30, 2023, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $45.3 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.210 per unit as of June 30, 2023.
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
During the six months ended June 30, 2023 and 2022, the Company recognized $6.5 million and $7.3 million of dividend income from its investment in the SREIT, respectively. During the three and six months ended June 30, 2023, the Company recorded an unrealized loss on real estate equity securities of $23.7 million and $42.1 million, respectively. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss on real estate equity securities of $17.3 million and $34.5 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
6. NOTES PAYABLE
As of June 30, 2023 and December 31, 2022, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2023	Book Value as of December 31, 2022	Contractual Interest Rate as of June 30, 2023 (1)	Effective Interest Rate as of June 30, 2023 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$123,000	$123,000	3.65%	3.65%	Interest Only	12/01/2023
201 Spear Street Mortgage Loan	125,000	125,000	One-month Term SOFR + 1.45%	6.59%	Interest Only	01/05/2024
Carillon Mortgage Loan (4)	88,800	88,800	One-month Term SOFR +1.50%	6.64%	Interest Only	04/11/2024
Modified Portfolio Revolving Loan Facility (5)	249,145	249,145	One-month Term SOFR + 1.60%	6.74%	Interest Only	03/01/2024
3001 & 3003 Washington Mortgage Loan	141,335	142,232	One-month Term SOFR + 0.10% + 1.45%	6.69%	Principal & Interest	06/01/2024
Accenture Tower Revolving Loan (6)	281,250	281,250	One-month Term SOFR + 2.35%	7.49%	Interest Only	11/02/2023
Unsecured Credit Facility (7)	37,500	37,500	One-month Term SOFR + 2.20%	7.34%	Interest Only	07/30/2023
Amended and Restated Portfolio Loan Facility (8)	601,688	559,468	One-month BSBY (9) +1.80%	6.98%	Interest Only	11/03/2023
Park Place Village Mortgage Loan (10)	65,000	65,000	One-month Term SOFR + 1.95%	7.09%	Interest Only	08/31/2025
Total notes payable principal outstanding	$1,712,718	$1,671,395
Deferred financing costs, net	(2,557)	(4,107)
Total Notes Payable, net	$1,710,161	$1,667,288
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2023. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2023, consisting of the contractual interest rate and using interest rate indices as of June 30, 2023, where applicable. For information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2023; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
(3) As of June 30, 2023, The Almaden Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. The Almaden Mortgage Loan bears interest at a fixed rate of 3.65% for the initial term of the loan and a floating rate of 350 basis points over one-month LIBOR during the extension options, subject to a minimum interest rate of 3.65%. Pursuant to the loan documents, the Almaden Mortgage Loan includes provisions for a LIBOR successor rate in the event LIBOR is unascertainable or ceases to be available.
(4) As of June 30, 2023, the borrowing capacity under the Carillon Mortgage Loan was $111.0 million, of which $88.8 million is term debt and $22.2 million is revolving debt. As of June 30, 2023, the outstanding balance under the loan consisted of $88.8 million of term debt. As of June 30, 2023, $22.2 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents. As of June 30, 2023, the Carillon Mortgage Loan has one 24-month extension option, subject to certain terms and conditions contained in the loan documents.
(5) As of June 30, 2023, the Modified Portfolio Revolving Loan Facility was secured by 515 Congress, the McEwen Building, Gateway Tech Center and 201 17th Street. As of June 30, 2023, the borrowing capacity under the Modified Portfolio Revolving Loan Facility was $249.2 million, of which $124.6 million is term debt and $124.6 million is revolving debt. As of June 30, 2023, the outstanding balance under the loan consisted of $124.6 million of term debt and $124.6 million of revolving debt. As of June 30, 2023, the Modified Portfolio Revolving Loan Facility has one 12-month extension option, subject to certain terms, conditions and fees as described in the loan documents.
(6) As of June 30, 2023, the outstanding balance under the Accenture Tower Revolving Loan consisted of $281.3 million of term debt and an additional $93.7 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of June 30, 2023, the Accenture Tower Revolving Loan has two 12-month extension options, subject to certain terms and conditions contained in the loan documents.
(7) As of June 30, 2023, the borrowing capacity under the Unsecured Credit Facility was $75.0 million, of which $37.5 million is term debt and $37.5 million is revolving debt. As of June 30, 2023, the outstanding balance under the Unsecured Credit Facility consisted of $37.5 million of term debt and an additional $37.5 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of June 30, 2023, the Unsecured Credit Facility had one 12-month extension option, subject to certain terms and conditions contained in the loan documents. Subsequent to June 30, 2023, the Company exercised its extension option and extended the maturity date of the Unsecured Credit Facility to July 30, 2024.
(8) As of June 30, 2023, the Amended and Restated Portfolio Loan Facility was secured by 60 South Sixth, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center. As of June 30, 2023, the borrowing capacity under the Amended and Restated Portfolio Loan Facility was $613.2 million, of which $459.9 million is term debt and $153.3 million is revolving debt. As of June 30, 2023, the outstanding balance under the loan consisted of $459.9 million of term debt and $141.8 million of revolving debt. As of June 30, 2023, an additional $11.5 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Amended and Restated Portfolio Loan Facility has one 12-month extension option, subject to certain terms and conditions as described in the loan documents.
(9) Bloomberg Short-Term Bank Yield Index (“BSBY”).
(10) As of June 30, 2023, the Park Place Village Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. Monthly payments are interest only during the initial term and the first extension option. During the second extension option, certain future monthly payments due under the Park Place Village Mortgage Loan also include amortizing principal payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
6. NOTES PAYABLE (CONTINUED)
The maturity dates of certain notes payable may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than the Company’s current loan compliance tests. As a result, in order to qualify for certain loan extensions, the Company will likely be required to reduce the loan commitment by a substantial amount and/or make paydowns on certain loans, which would reduce the Company’s liquidity. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on the Company’s ability to meet such tests and may further reduce the available liquidity under the Company’s loan agreements. See also, Note 2, “Summary of Significant Accounting Policies — Liquidity.”
During the three and six months ended June 30, 2023, the Company’s interest expense related to notes payable was $29.3 million and $56.1 million, respectively, and during the three and six months ended June 30, 2022, the Company’s interest expense related to notes payable was $11.2 million and $19.8 million, respectively, which excludes the impact of interest rate swaps and caps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 7, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $1.0 million and $2.1 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, $9.4 million and $8.0 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2023 (in thousands):

July 1, 2023 through December 31, 2023	$1,044,363
2024	603,355
2025	65,000
2026	—
2027	—
Thereafter	—
$1,712,718

The Company’s notes payable contain financial debt covenants. As of June 30, 2023, the Company was in compliance with these debt covenants.

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
June 30, 2023
(unaudited)
7. DERIVATIVE INSTRUMENTS (CONTINUED)
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
As of June 30, 2023, the Company has entered into 20 interest rate swaps and one interest rate cap, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and interest rate cap as of June 30, 2023 and December 31, 2022. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2023		December 31, 2022			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2023
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	20	$1,696,250	20	$1,619,190	One-month LIBOR/ Fixed at 0.70% - 1.40% One-month Term SOFR/ Fixed at 2.38% - 3.92%	2.4%	2.0
Interest rate cap	1	$125,000	—	$—	One-month Term SOFR at 6.49%	6.5%	0.5
_____________________
(1) Includes nine forward interest rate swaps: (i) one forward interest rate swap in the amount of $100.0 million will become effective on August 1, 2023 and mature on August 1, 2026, (ii) four forward interest rate swaps in the total amount of $200.0 million will become effective on November 1, 2023 and mature on February 1, 2026, (iii) one forward interest rate swap in the amount of $100.0 million will become effective on November 1, 2023 and mature on May 1, 2026, (iv) one forward interest rate swap in the amount of $100.0 million will become effective on November 1, 2023 and mature on July 1, 2026, (v) one forward interest rate swap in the amount of $100.0 million will become effective on November 1, 2023 and mature on November 1, 2026 and (vi) one forward interest rate swap in the amount of $100.0 million will become effective on December 1, 2023 and mature on November 1, 2026.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2023 and December 31, 2022 (dollars in thousands):

		June 30, 2023		December 31, 2022
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value (1)	20	$45,785	18	$40,216
Interest rate swaps	Other liabilities, at fair value	—	$—	2	$(75)
Interest rate cap	Prepaid expenses and other assets, at fair value	1	$—	—	$—
_____________________
(1) Includes nine forward interest rate swaps. See footnote (1) to the table immediately above. As of June 30, 2023 and December 31, 2022, prepaid expenses and other assets included a $4.0 million and $8.7 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
7. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$—	$2,649	$—	$6,968
Realized gain recognized on interest rate swaps	(7,675)	(36)	(14,311)	(36)
Unrealized gain on interest rate swaps (1)	(19,293)	(10,082)	(5,643)	(35,870)
Unrealized loss on interest rate cap	—	—	24	—
Net gain on derivative instruments	$(26,968)	$(7,469)	$(19,930)	$(28,938)
_____________________
(1) For the three and six months ended June 30, 2023, unrealized gain on interest rate swaps included a $2.1 million and $4.6 million unrealized loss, respectively, and for the three and six months ended June 30, 2022, unrealized gain on interest rate swaps included a $2.7 million and $9.4 million unrealized gain, respectively, in each case related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
8. FAIR VALUE DISCLOSURES (CONTINUED)
Real estate equity securities: At June 30, 2023, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2023 and December 31, 2022, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2023			December 31, 2022
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,712,718	$1,710,161	$1,647,380	$1,671,395	$1,667,288	$1,654,046

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
8. FAIR VALUE DISCLOSURES (CONTINUED)
As of June 30, 2023, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$45,327	$45,327	$—	$—
Asset derivatives - interest rate swaps (1)	$45,785	$—	$45,785	$—
Asset derivatives - interest rate caps	$—	$—	$—	$—
_____________________
(1) Includes nine forward interest rate swaps. See Note 7, “Derivative Instruments.” Also includes a $4.0 million asset related to the fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.
During the six months ended June 30, 2023, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$71,918	$—	$—	$71,918
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the six months ended June 30, 2023, as of the date that the fair value measurement was made, which was June 30, 2023.
At June 30, 2023, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property included a discount rate of 9.75% and a terminal cap rate of 7.75%. See Note 3, “Real Estate – Impairment of Real Estate” for further discussion of the impaired real estate property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
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
As of January 1, 2022, the Company, together with KBS REIT II, KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2023, the Company renewed its participation in the program, and the program is effective through June 30, 2024. At renewal on June 30, 2022, due to its liquidation, KBS REIT II elected to cease participation in the program and obtained separate insurance coverage. At renewal on June 30, 2023, due to its liquidation, KBS Growth & Income REIT elected to cease participation in the program and obtained separate insurance coverage.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2023 and 2022, respectively, and any related amounts receivable and payable as of June 30, 2023 and December 31, 2022 (in thousands):

	Incurred		Incurred		Receivable as of		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Expensed
Asset management fees (1)	$5,185	$4,985	$10,274	$9,861	$—	$—	$13,565	$10,191
Reimbursement of operating expenses (2)	115	60	194	192	—	10	241	174
	$5,300	$5,045	$10,468	$10,053	$—	$10	$13,806	$10,365
_____________________
(1) See “Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $31,000 and $56,000 for the three and six months ended June 30, 2023, respectively, and $56,000 and $102,000 for the three and six months ended June 30, 2022, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2023 and 2022, respectively. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) and other than future payments pursuant to the Bonus Retention Fund (see below, “–Asset Management Fees”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. As of December 31, 2021, the Company was charged $0.8 million by certain vendors for services for which the Company believes it was either overcharged or which were never performed. Additionally, during the year ended December 31, 2022, the Company incurred $1.6 million of legal and accounting costs related to the investigation of this matter. The Advisor agreed to reimburse the Company for any amounts inappropriately charged to the Company for these vendor services, including legal and accounting costs incurred related to the investigation of this matter. As of December 31, 2021, the Company had recorded a receivable of $0.3 million related to the reimbursement of these overpayments and also recorded a credit against the liability for asset management fees that were deferred in prior periods of $0.5 million that would have been due by the Company to the Advisor in those periods as a result of the increase in the Company’s net income and MFFO for such periods, and corresponding decrease in expenses, related to the charges that the Company should not have incurred. As of June 30, 2023, the Advisor had reimbursed the Company $1.9 million in cash for amounts inappropriately charged to the Company and for legal and accounting costs related to the investigation of this matter.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the six months ended June 30, 2023 and 2022, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
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
Notwithstanding the foregoing on November 8, 2022, the Company and the Advisor renewed the Advisory Agreement and amended certain provisions related to the payment of asset management fees (the “Renewed Advisory Agreement”), among other provisions. Pursuant to the Renewed Advisory Agreement, commencing with asset management fees accruing from October 1, 2022, the Company pays $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposits the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Company will be deemed to have fully funded the Bonus Retention Fund once the Company has deposited $8.5 million in cash into such account, at which time the monthly asset management fee will be payable in full to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Renewed Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Renewed Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of June 30, 2023, the Company has deposited $5.1 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
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
As of June 30, 2023 and December 31, 2022, the Company had accrued $13.6 million and $10.2 million of asset management fees, respectively, of which $8.5 million were Deferred Asset Management Fees as of June 30, 2023 and December 31, 2022, and $5.1 million and $1.7 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of June 30, 2023 and December 31, 2022, respectively.
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
June 30, 2023
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
During the three and six months ended June 30, 2023, the Company recognized $82,000 and $165,000 of revenue related to this lease, respectively. During the three and six months ended June 30, 2022, the Company recognized $82,000 and $165,000 of revenue related to this lease, respectively.
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
During the six months ended June 30, 2023 and 2022, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2023.

11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 3, 2023, the Company paid distributions of $5.7 million, which related to distributions in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on June 20, 2023.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, rising interest rates and significant inflation (or the perception that any of these events may continue) as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. There can be no assurance as to when the markets will stabilize. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the San Francisco Bay Area where we own several assets, have had direct and material impacts on our ability to access certain credit facilities and on our ongoing cash flow. Additionally, due to disruptions in the financial markets, it is becoming increasingly difficult to refinance maturing debt obligations as lenders are hesitant to make new loans in the current market environment with so many uncertainties surrounding asset valuations, especially in the office real estate market. We have a significant number of loan maturities in the next 12 months (including the two largest loans in the portfolio), which raises substantial doubt as to our ability to continue as a going concern considering the current commercial real estate lending environment. All but one of the loans has additional extension options; however, these extensions are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we will likely be required to reduce the loan commitment by a substantial amount and/or make paydowns on certain loans. Continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements. Due to this potential reduction in loan commitment and ongoing capital expenditure needs in our real estate portfolio, we will likely enter into loan modification or refinance discussions with our lenders, may need to evaluate selling equity securities and/or may be required to sell certain assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. We also may defer noncontractual expenditures or cease distributions and redemptions. Additionally, we anticipate we may relinquish ownership of one or more secured properties to the mortgage lender. Continued disruptions in the financial markets and economic uncertainty could adversely affect our ability to implement our business strategy and generate returns to stockholders. Further, potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, adversely impacting our operations.
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
•We cannot guarantee that we will pay distributions. Due to the illiquidity of the current debt and capital markets, we will be adjusting the timing and amount of stockholder distributions going forward in order to be able to retain funds for future leasing needs in the portfolio. We will move to quarterly assessments of distributions, and by the last month of each calendar quarter we will make a decision on the distribution amount (if any) to be paid. In the near term it is likely that we will not pay any stockholder distributions (other than those required to meet REIT qualification tests) in an effort to further preserve and enhance the REIT’s liquidity until there is improvement in the debt and capital markets. We have and may in the future fund distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. We have no limits on the amounts we may pay from such sources.
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
•We depend on tenants for the revenue generated by our real estate investments. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent, lower rental rates and/or potential changes in customer behavior, such as continued work from home arrangements, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.
•Our significant investment in the equity securities of Prime US REIT (the “SREIT”), a traded Singapore real estate investment trust, is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to the quantity of units held by us relative to the trading volume of the units. Due to the disruptions in the financial markets, since March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. The SREIT also has a significant amount of debt maturing in 2024, which adds additional uncertainty around the value of the units.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Since 2019, due to the limitations on redemptions under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets impacting the U.S. office market, we have either exhausted the funds available for Ordinary Redemptions (defined below) under our share redemption program or implemented suspensions of Ordinary Redemptions under our share redemption program for all or a portion of the calendar year. Since 2019, we have redeemed 19,247,252 shares under our share redemption program, which is approximately 13% of our current outstanding shares. On January 17, 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program to preserve capital in the current market environment. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). We cannot predict future redemption demand with any certainty. If Ordinary Redemptions are resumed and future redemption requests exceed the redemption limitations under our share redemption program, the number of rejected redemption requests will increase over time.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, each as filed with the Securities and Exchange Commission (the “SEC”), and the risks identified in Part II, Item 1A herein.

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
We have invested in a diverse portfolio of real estate investments. As of June 30, 2023, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of June 30, 2023, we had also sold 45,899,248 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $469.1 million. Also as of June 30, 2023, we had redeemed or repurchased 74,040,201 shares for $783.8 million.
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
Section 5.11 of our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by September 30, 2020, unless a majority of the conflicts committee of our board of directors, composed solely of all of our independent directors, determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee considered the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office properties, the challenging interest rate environment and lack of activity in the debt markets, the limited availability in the debt markets for commercial real estate transactions, and the lack of transaction volume in the U.S. office market, and on August 10, 2023, our conflicts committee unanimously determined to postpone approval of our liquidation. Section 5.11 of our charter requires that the conflicts committee revisit the issue of liquidation at least annually.

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
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, rising interest rates and significant inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets (most notably the greater San Francisco Bay Area) remains lower than pre-pandemic levels, and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels. Further, potential changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, adversely impacting our operations. Both upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the San Francisco Bay Area where we own several assets, have had direct and material impacts on our ability to access certain credit facilities and on our ongoing cash flow, which, in large part, provide liquidity to manage redemption requests and capital expenditures needed to manage our real estate assets. Additionally, due to disruptions in the financial markets, it is becoming increasingly difficult to refinance maturing debt obligations as lenders are hesitant to make new loans in the current market environment with so many uncertainties surrounding asset valuations, especially in the office real estate market. Extension options on certain of our existing debt obligations are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we will likely be required to reduce the loan commitment by a substantial amount and/or make paydowns on certain loans. Due to this potential reduction in loan commitment and ongoing capital expenditure needs in our real estate portfolio, we will likely enter into loan modification or refinance discussions with our lenders, may need to evaluate selling equity securities and/or may be required to sell certain assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. We also may defer noncontractual expenditures. Additionally, we anticipate we may relinquish ownership of one or more secured properties to the mortgage lender. See the discussion below under “—Liquidity and Capital Resources.”
We have concluded that it is critical to preserve capital given the current state of the markets. On January 17, 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program and reduced the distribution rate from that of prior periods. Commencing in July 2023, we will be adjusting the timing and amount of stockholder distributions in order to be able to retain funds for future leasing needs in the portfolio. We will move to quarterly assessments of distributions, and by the last month of each calendar quarter we will make a decision on the distribution amount (if any) to be paid. In the near term it is likely that we will not pay any stockholder distributions (other than those required to meet REIT qualification tests) in an effort to further preserve and enhance the REIT’s liquidity until there is improvement in the debt and capital markets. These actions were a direct result of the factors discussed above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the six months ended June 30, 2023, we recorded non-cash impairment charges of $45.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As a result, 201 Spear Street is currently valued at substantially less than the outstanding mortgage debt of $125.0 million, which debt has an initial loan maturity of January 5, 2024. We are currently engaged in discussions with our lender in order to explore all options for this asset, but given the substantial difference between the mortgage debt and the fair value of the asset and the very uncertain path and timing of a recovery in the San Francisco market, we may determine that it is not in our stockholders’ best interest to make significant paydowns on the loan and invest additional funds into this asset in an effort to refinance and extend the loan. As a result, we anticipate that there is a high likelihood that we may ultimately relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. As of June 30, 2023, 201 Spear Street was 67.6% occupied. We are projecting longer lease-up periods for the vacant space, and increased tenant turnover for currently occupied space, as a result of the factors discussed above.
We have also made a significant investment in the common units of the SREIT. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. The SREIT also has a significant amount of debt maturing in 2024, which adds additional uncertainty around the value of the units. As of August 11, 2023, the aggregate value of our investment in the units of the SREIT was $41.4 million, which was based solely on the closing price of the units on the SGX-ST of $0.192 per unit as of August 11, 2023, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.688 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
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
•Proceeds from the sale of our real estate properties and real estate-related investments; and
•Proceeds from common stock issued under our dividend reinvestment plan (to the extent distribution payments to stockholders are made).
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
Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of June 30, 2023, we held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of June 30, 2023, we had mortgage debt obligations in the aggregate principal amount of $1.7 billion, with a weighted-average remaining term of 0.5 years. As of June 30, 2023, we had $1.6 billion of notes payable maturing during the 12 months ending June 30, 2024, which raises substantial doubt as to our ability to continue as a going concern considering the current commercial real estate lending environment. Of the amount of debt coming due, approximately $1.5 billion has extension options beyond the next 12 months, subject to conditions specified in the loan agreements. As of June 30, 2023, our debt obligations consisted of $123.0 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. As of June 30, 2023, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements.
As discussed above, the maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests, including the leverage ratio required, debt service coverage and other requirements. The most stringent compliance test for our loan extensions will likely be the leverage ratio required, which will generally be based on updated lender commissioned appraisals. Given the uncertainty in the current real estate market and variability in appraisers’ views on fair values of office properties in the current market, these updated appraisals could have a significant impact on our availability under our loans. As a result, in order to qualify for certain loan extensions, we will likely be required to reduce the loan commitment by a substantial amount and/or make paydowns on certain loans. Continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements. Due to this potential reduction in loan commitment and ongoing capital expenditure needs in our real estate portfolio, we will likely enter into loan modification or refinance discussions with our lenders, may need to evaluate selling equity securities and/or may be required to sell certain assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. While we anticipate to have available funds on certain loans to make these loan paydowns where required, depending on the size of the required paydown (beyond just a loss of commitment), we may need to rely on asset sale proceeds or the completion of refinance discussions with certain lenders in order to be able meet any loan paydown requirements. We also may defer noncontractual expenditures. Additionally, we anticipate we may relinquish ownership of one or more secured properties to the mortgage lender. Based upon these plans, management believes we will have sufficient liquidity to satisfy our debt obligations as they come due and to continue as a going concern. However, there can be no assurances as to the certainty or timing of management’s plans, as certain elements of management’s plans are outside our control, including our ability to sell assets or successfully refinance or restructure certain of our debt instruments.
During the six months ended June 30, 2023, we recorded non-cash impairment charges of $45.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As a result, 201 Spear Street is currently valued at less than the outstanding mortgage debt of $125.0 million, which debt has an initial loan maturity of January 5, 2024. We are currently engaged in discussions with our lender in order to explore all options for this asset, but given the substantial difference between the mortgage debt and the fair value of the asset and the very uncertain path and timing of a recovery in the San Francisco market, we may determine that it is not in our stockholders’ best interest to make significant paydowns on the loan and invest additional funds into this asset in an effort to refinance and extend the loan. As a result, we anticipate that there is a high likelihood that we may ultimately relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. As of June 30, 2023, 201 Spear Street was 67.6% occupied. We are projecting longer lease-up periods for the vacant space, and increased tenant turnover for currently occupied space, as a result of the factors discussed above.
We paid cash distributions to our stockholders during the six months ended June 30, 2023 using cash flow from operations from current and prior periods and proceeds from debt financing. We have experienced a reduction in our net cash flows from operations in recent periods primarily due to lease expirations in our portfolio and a resulting decrease in occupancy. In January 2023, our board of directors reduced our distribution rate from prior periods due to the continued impact of the economic slowdown on our cash flows. Further, commencing in July 2023, the timing and amount of stockholder distributions will be adjusted in order to be able to retain funds for future leasing needs in the portfolio. We will move to quarterly assessments of distributions, and by the last month of each calendar quarter we will make a decision on the distribution amount (if any) to be paid. In the near term, it is likely that we will not pay any stockholder distributions (other than those required to meet REIT qualification tests) in an effort to further preserve and enhance the REIT’s liquidity until there is improvement in the debt and capital markets. See “—Distributions” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2023 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the six months ended June 30, 2023 and 2022, net cash provided by operating activities was $11.7 million and $23.5 million, respectively. Net cash provided by operating activities was lower during the six months ended June 30, 2023 primarily as a result of higher interest expense and a decrease in dividend income received from the SREIT, offset by the timing of receipts of prepaid rent.
Cash Flows from Investing Activities
Net cash used in investing activities was $49.2 million for the six months ended June 30, 2023 due to improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $17.2 million and primarily consisted of the following:
•$40.8 million of net cash provided by debt financing as a result of proceeds from notes payable of $42.2 million, partially offset by principal payments on notes payable of $0.9 million and payments of deferred financing costs of $0.5 million;
•$21.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $14.1 million;
•$6.7 million of cash used for redemptions and repurchases of common stock; and
•$4.9 million provided by interest rate swap settlements for off-market swap instruments.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of June 30, 2023, our borrowings and other liabilities were approximately 59% of the cost (before deducting depreciation and other noncash reserves) and 61% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
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
As of June 30, 2023, we had accrued $13.6 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Included in accrued asset management fees as of June 30, 2023 is $5.1 million of restricted cash deposited into the Bonus Retention Fund. We had not made any payments to our advisor from the Bonus Retention Fund as of June 30, 2023.
Debt Obligations
The following is a summary of our debt obligations as of June 30, 2023 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Outstanding debt obligations (1)	$1,712,718	$1,044,363	$668,355	$—	$—
Interest payments on outstanding debt obligations (2) (3)	62,618	46,455	16,163	—	—
Interest payments on interest rate swaps (4) (5)	—	—	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of June 30, 2023. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. As a result, in order to qualify for certain loan extensions, we will likely be required to reduce the loan commitment by a substantial amount and/or make paydowns on certain loans, which would reduce our liquidity. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2023 (consisting of the contractual interest rate and using interest rate indices as of June 30, 2023, where applicable).
(3) We incurred interest expense related to notes payable of $54.0 million, excluding amortization of deferred financing costs totaling $2.1 million during the six months ended June 30, 2023.
(4) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of June 30, 2023. In the case where the swapped floating rate (one-month LIBOR or one-month Term SOFR) at June 30, 2023 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(5) We incurred net realized gains related to interest rate swaps of $14.3 million, excluding unrealized gains on derivative instruments of $5.6 million, during the six months ended June 30, 2023.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of June 30, 2023 and 2022, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. The following table provides summary information about our results of operations for the three and six months ended June 30, 2023 and 2022 (dollar amounts in thousands):

Comparison of the three months ended June 30, 2023 versus the three months ended June 30, 2022
The following table provides summary information about our results of operations for the three months ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2023	2022
Rental income	$62,073	$68,187	$(6,114)	(9)%
Other operating income	4,757	4,551	206	5%
Operating, maintenance and management	18,288	17,456	832	5%
Real estate taxes and insurance	12,733	14,114	(1,381)	(10)%
Asset management fees to affiliate	5,185	4,985	200	4%
General and administrative expenses	1,545	2,014	(469)	(23)%
Depreciation and amortization	28,612	26,638	1,974	7%
Interest expense	29,348	11,170	18,178	163%
Net gain on derivative instruments	(26,968)	(7,469)	(19,499)	261%
Impairment charges on real estate	18,471	—	18,471	100%
Unrealized loss on real estate equity securities	(23,742)	(17,268)	(6,474)	37%
Write-off of prepaid offering costs	—	(2,728)	2,728	(100)%
Other interest income	68	9	59	656%

Rental income from our real estate properties decreased from $68.2 million for the three months ended June 30, 2022 to $62.1 million for the three months ended June 30, 2023, primarily due to the reserve for straight-line rent for a lease at 201 Spear Street. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets.”
Other operating income increased from $4.6 million for the three months ended June 30, 2022 to $4.8 million for the three months ended June 30, 2023. The increase in other operating income was primarily due to an increase in parking revenues as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets.
Operating, maintenance and management costs increased from $17.5 million for the three months ended June 30, 2022 to $18.3 million for the three months ended June 30, 2023. The increase in operating, maintenance and management costs was primarily due to an overall increase in repairs and maintenance costs and operating costs, including janitorial and security costs, as a result of general inflation and an increase in physical occupancy. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office.
Real estate taxes and insurance decreased from $14.1 million for the three months ended June 30, 2022 to $12.7 million for the three months ended June 30, 2023, primarily due to a reduction in the property tax estimate as a result of the lower assessed property value related to Accenture Tower. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Asset management fees with respect to our real estate investments increased from $5.0 million for the three months ended June 30, 2022 to $5.2 million for the three months ended June 30, 2023, primarily due to capital improvements at our real estate properties. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of June 30, 2023, there were $13.6 million of accrued asset management fees, of which $8.5 million were Deferred Asset Management Fees and $5.1 million was restricted cash deposited into the Bonus Retention Fund. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “– Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $2.0 million for the three months ended June 30, 2022 to $1.5 million for the three months ended June 30, 2023, primarily due to professional fees incurred related to our conflicts committee’s and board of directors’ evaluation of various alternatives available to us during the three months ended June 30, 2022 and a decrease in board of director fees. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees, financial advisor consulting fees and audit costs. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased from $26.6 million for the three months ended June 30, 2022 to $28.6 million for the three months ended June 30, 2023, primarily due to an increase in capital improvements as a result of lease expansion at a property and acceleration of depreciation and amortization for early lease terminations. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense increased from $11.2 million for the three months ended June 30, 2022 to $29.3 million for the three months ended June 30, 2023. Included in interest expense was (i) $10.3 million and $28.3 million of interest expense payments for the three months ended June 30, 2022 and 2023, respectively, and (ii) the amortization of deferred financing costs of $0.9 million and $1.0 million for the three months ended June 30, 2022 and 2023, respectively. The increase in interest expense was due to higher one-month LIBOR, one-month Bloomberg Short-Term Bank Yield Index (“BSBY”) and one-month Secured Overnight Financing Rate (“Term SOFR”) during the three months ended June 30, 2023 and the related impact on interest expense related to the portion of our variable rate debt and draws on our revolving debt. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings.
We recorded net gain on derivative instruments of $27.0 million and $7.5 million for the three months ended June 30, 2023 and 2022, respectively. Included in net gain on derivative instruments was (i) unrealized gain on interest rate swaps of $19.3 million and $10.1 million for the three months ended June 30, 2023 and 2022, respectively, and (ii) realized gain on interest rate swaps of $7.7 million for the three months ended June 30, 2023, and $2.6 million of realized loss on interest rate swaps for the three months ended June 30, 2022. The increase in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the three months ended June 30, 2023. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
During the three months ended June 30, 2023, we recorded non-cash impairment charges of $18.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of June 30, 2023, 201 Spear Street was 67.6% occupied. We are projecting longer lease-up periods for the vacant space, and increased tenant turnover for currently occupied space, as demand for office space in San Francisco has significantly declined as a result of the continued work-from-home arrangements, which increased due to the COVID-19 pandemic, and due to the economic slowdown and the current rising interest rate environment. We did not record any non-cash impairment charges during the three months ended June 30, 2022.
During the three months ended June 30, 2023 and 2022, we recorded an unrealized loss on real estate equity securities of $23.7 million and $17.3 million as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the six months ended June 30, 2023 versus the six months ended June 30, 2022

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2023	2022
Rental income	$131,370	$137,042	$(5,672)	(4)%
Dividend income from real estate equity securities	6,540	7,252	(712)	(10)%
Other operating income	9,109	8,744	365	4%
Operating, maintenance and management	35,939	34,832	1,107	3%
Real estate taxes and insurance	27,452	28,162	(710)	(3)%
Asset management fees to affiliate	10,274	9,861	413	4%
General and administrative expenses	3,136	3,800	(664)	(17)%
Depreciation and amortization	57,109	53,858	3,251	6%
Interest expense	56,078	19,826	36,252	183%
Net gain on derivative instruments	(19,930)	(28,938)	9,008	(31)%
Impairment charges on real estate	45,459	—	45,459	100%
Unrealized loss on real estate equity securities	(42,089)	(34,535)	(7,554)	22%
Write-off of prepaid offering costs	—	(2,728)	2,728	(100)%
Other interest income	110	23	87	378%

Rental income from our real estate properties decreased from $137.0 million for the six months ended June 30, 2022 to $131.4 million for the six months ended June 30, 2023, primarily due to the reserve for straight-line rent for a lease at 201 Spear Street. We expect rental income to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “Market Outlook – Real Estate and Real Estate Finance Markets.”
Dividend income from our real estate equity securities decreased from $7.3 million for the six months ended June 30, 2022 to $6.5 million for the six months ended June 30, 2023 due to a decrease in the dividend rate per unit declared by the SREIT.
Other operating income increased from $8.7 million for the six months ended June 30, 2022 to $9.1 million for the six months ended June 30, 2023. The increase in other operating income was primarily due to an increase in parking revenues as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets.
Operating, maintenance and management costs increased from $34.8 million for the six months ended June 30, 2022 to $35.9 million for the six months ended June 30, 2023. The increase in operating, maintenance and management costs was primarily due to an overall increase in repairs and maintenance costs and operating costs, including janitorial and security costs, as a result of general inflation and an increase in physical occupancy. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office.
Real estate taxes and insurance decreased from $28.2 million for the six months ended June 30, 2022 to $27.5 million for the six months ended June 30, 2023, primarily due to a reduction in the property tax estimate as a result of the lower assessed property value related to Accenture Tower. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments for properties that we continue to own.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Asset management fees increased from $9.9 million for the six months ended June 30, 2022 to $10.3 million for the six months ended June 30, 2023, primarily due to capital improvements at our real estate properties. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of June 30, 2023, there were $13.6 million of accrued asset management fees, of which $8.5 million were Deferred Asset Management Fees and $5.1 million was restricted cash deposited into the Bonus Retention Fund. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “— Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $3.8 million for the six months ended June 30, 2022 to $3.1 million for the six months ended June 30, 2023, primarily due to professional fees incurred related to our conflicts committee’s and board of directors’ evaluation of various alternatives available to us during the six months ended June 30, 2022. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees, financial advisor consulting fees and audit costs. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased from $53.9 million for the six months ended June 30, 2022 to $57.1 million for the six months ended June 30, 2023, primarily due to an increase in capital improvements as a result of lease expansion at a property and acceleration of depreciation and amortization for early lease terminations. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense increased from $19.8 million for the six months ended June 30, 2022 to $56.1 million for the six months ended June 30, 2023. Included in interest expense was (i) $17.9 million and $54.0 million of interest expense payments for the six months ended June 30, 2022 and 2023, respectively, and (ii) the amortization of deferred financing costs of $1.9 million and $2.1 million for the six months ended June 30, 2022 and 2023, respectively. The increase in interest expense was due to higher one-month LIBOR, one-month BSBY and one-month Term SOFR during the six months ended June 30, 2023 and the related impact on interest expense related to the portion of our variable rate debt and draws on our revolving debt. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings.
We recognized net gain on derivative instruments of $19.9 million for the six months ended June 30, 2023. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $14.3 million, (ii) unrealized gain on interest rate swaps of $5.6 million, and (iii) fair value loss on interest rate cap of $24,000 for the six months ended June 30, 2023. We recognized net gain on derivative instruments of $28.9 million for the six months ended June 30, 2022. Included in net gain on derivative instruments was unrealized gain on interest rate swaps of $35.9 million for the six months ended June 30, 2022, offset by $7.0 million of realized loss on interest rate swaps for the six months ended June 30, 2022. The decrease in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the six months ended June 30, 2023. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
During the six months ended June 30, 2023, we recorded non-cash impairment charges of $45.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value. See discussion above under “— Comparison of the three months ended June 30, 2023 versus the three months ended June 30, 2022.”
During the six months ended June 30, 2023 and 2022, we recorded unrealized losses on real estate equity securities of $42.1 million and $34.5 million, respectively, as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST.
During the six months ended June 30, 2022, we recorded $2.7 million related to the write-off of prepaid offering costs. See discussion above under “— Comparison of the three months ended June 30, 2023 versus the three months ended June 30, 2022.”

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2023 and 2022, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(44,058)	$(16,157)	$(110,477)	$(5,603)
Depreciation of real estate assets	23,996	21,616	48,043	42,950
Amortization of lease-related costs	4,616	5,022	9,066	10,908
Impairment charges on real estate	18,471	—	45,459	—
Unrealized loss on real estate equity securities	23,742	17,268	42,089	34,535
FFO	26,767	27,749	34,180	82,790
Straight-line rent and amortization of above- and below-market leases, net	1,749	(2,931)	(2,685)	(5,335)
Unrealized gain on derivative instruments	(19,293)	(10,082)	(5,619)	(35,870)
MFFO	$9,223	$14,736	$25,876	$41,585

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows for the first and second quarters of 2023 (in thousands, except per share amounts):

Period	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
			Cash	Reinvested	Total
First Quarter 2023	$17,073	$0.115	$11,303	$7,448	$18,751	$5,192
Second Quarter 2023	17,121	0.115	10,488	6,617	17,105	6,510
	$34,194	$0.230	$21,791	$14,065	$35,856	$11,702
_____________________
(1) Assumes share was issued and outstanding on each monthly record date for distributions during the period presented. For each monthly record date for distributions during the period from January 1, 2023 through June 30, 2023, distributions were calculated at a rate of $0.03833333 per share.
(2) Distributions are generally paid on a monthly basis. Distributions for the monthly record date of a given month are generally paid on or about the first business day of the following month.
For the six months ended June 30, 2023, we paid aggregate distributions of $35.9 million, including $21.8 million of distributions paid in cash and $14.1 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the six months ended June 30, 2023 was $110.5 million. FFO for the six months ended June 30, 2023 was $34.2 million and cash flow from operating activities was $11.7 million. See the reconciliation of FFO to net income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $11.7 million of cash flow from current operating activities, $8.3 million of cash flow from operating activities in excess of distributions paid during prior periods and $15.9 million of proceeds from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
In January 2023, we reduced the distribution rate from that of prior periods due to the continued impact of the economic slowdown on our cash flows. Commencing in July 2023, we will be adjusting the timing and amount of stockholder distributions in order to be able to retain funds for future leasing needs in the portfolio. We will move to quarterly assessments of distributions, and by the last month of each calendar quarter we will make a decision on the distribution amount (if any) to be paid. In the near term, it is likely that we will not pay any stockholder distributions (other than those required to meet REIT qualification tests) in an effort to further preserve and enhance the REIT’s liquidity until there is improvement in the debt and capital markets. See “– Market Outlook – Real Estate and Real Estate Finance Markets”, “– Liquidity and Capital Resources” and Part II, Item 1A, “Risk Factors” herein and Part I, Item 1A, “Risk Factors” and Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Information” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC.
Over the long-term, we generally expect our distributions will be paid from cash flow from operating activities from current periods or prior periods (except with respect to distributions related to sales of our assets and distributions related to the sales or repayment of real estate-related investments). From time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, the overall return to our stockholders may be reduced. Further, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including the future operating performance of our real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; the level of participation in our dividend reinvestment plan; and continued disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as potential changes in the demand for office properties resulting from the COVID-19 pandemic and uncertain economic conditions. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may further decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.

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
Distributions Paid
On July 3, 2023, we paid distributions of $5.7 million, which related to distributions in the amount of $0.03833333 per share of common stock to stockholders of record as of the close of business on June 20, 2023.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2023, the fair value of our fixed rate debt was $120.8 million and the outstanding principal balance of our fixed rate debt was $123.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2023. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2023, we were exposed to market risks related to fluctuations in interest rates on $593.5 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.0 billion of our variable rate debt. We also had an interest rate cap for a notional amount of $125.0 million. Based on interest rates as of June 30, 2023, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2024, interest expense on our variable rate debt would increase or decrease by $5.9 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of June 30, 2023 were 3.7% and 5.0%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of June 30, 2023 (consisting of the contractual interest rate and the effect of interest rate swaps and the interest rate cap, if applicable), using interest rate indices as of June 30, 2023 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We are exposed to financial market risk with respect to our investment in the SREIT (SGX-ST Ticker: OXMU). Financial market risk is the risk that we will incur economic losses due to adverse changes in our investment’s security price. Our exposure to changes in security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from our carrying value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and Mr. Schreiber currently holds an indirect ownership interest in the external manager of the SREIT. An affiliate of our advisor serves as the U.S. asset manager to the SREIT. We do not currently engage in derivative or other hedging transactions to manage our investment’s security price risk. As of June 30, 2023, we held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. As of June 30, 2023, the aggregate value of our investment in the units of the SREIT was $45.3 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.210 per unit as of June 30, 2023, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. Due to the disruptions in the financial markets, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. The SREIT also has a significant amount of debt maturing in 2024, which adds additional uncertainty around the value of the units. Based solely on the closing price per unit of the SREIT units as of June 30, 2023, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $4.5 million.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook – Real Estate and Real Estate Finance Markets” and Part II, Item 1A, “Risk Factors” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, as well as the risks identified in Part II, Item 1A herein.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below,please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, each as filed with the SEC.
We have substantial indebtedness. If we are unable to repay, refinance or extend maturing loans, the lenders may declare events of default and seek to foreclose on the underlying collateral. There is no assurance that we will be able to satisfy, extend or refinance the maturing loans, and even if we do, we may still be adversely affected if substantial principal paydowns are required.
As of June 30, 2023, we had mortgage debt obligations in the aggregate principal amount of $1.7 billion, with a weighted-average remaining term of 0.5 years. As of June 30, 2023, we had $1.6 billion of notes payable maturing during the 12 months ending June 30, 2024, which raises substantial doubt as to our ability to continue as a going concern considering the current commercial real estate lending environment. Of the amount of debt coming due, approximately $1.5 billion has extension options beyond the next 12 months. However, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests, including the leverage ratio required, debt service coverage and other requirements. The most stringent compliance test for our loan extensions will likely be the leverage ratio required, which will generally be based on updated lender commissioned appraisals. Given the uncertainty in the current real estate market and variability in appraisers’ views on fair values of office properties in the current market, these updated appraisals could have a significant impact on our availability under our loans. As a result, in order to qualify for certain loan extensions, we will likely be required to reduce the loan commitment by a substantial amount and/or make paydowns on certain loans. Continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet such tests and may further reduce our available liquidity under our loan agreements. Due to this potential reduction in loan commitment and ongoing capital expenditure needs in our real estate portfolio, we will likely enter into loan modification or refinance discussions with our lenders, may need to evaluate selling equity securities and/or may be required to sell certain assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. While we anticipate to have available funds on certain loans to make these loan paydowns where required, depending on the size of the required paydown (beyond just a loss of commitment), we may need to rely on asset sale proceeds or the completion of refinance discussions with certain lenders in order to be able meet any loan paydown requirements. We also may defer noncontractual expenditures or cease distributions and redemptions. Additionally, we anticipate we may relinquish ownership of one or more secured properties to the mortgage lender. There can be no assurances as to the certainty or timing of management’s plans, as certain elements of management’s plans are outside our control, including our ability to sell assets or successfully refinance or restructure certain of our debt instruments. Funding substantial principal repayments would significantly impact our capital resources, which could have a material adverse effect on our ability to meet our future liquidity needs. If we are unable to repay, refinance or extend maturing mortgage loans, the lenders may declare events of default and will have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the loans, which would negatively affect our results of operations, financial condition, cash flows, and asset valuations.
In addition, during the six months ended June 30, 2023, we recorded non-cash impairment charges of $45.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections. As a result, 201 Spear Street is currently valued at less than the outstanding mortgage debt of $125.0 million, which debt has an initial loan maturity of January 5, 2024. We are currently engaged in discussions with our lender in order to explore all options for this asset, but given the substantial difference between the mortgage debt and the fair value of the asset and the very uncertain path and timing of a recovery in the San Francisco market, we may determine that it is not in our stockholders best interest to make significant paydowns on the loan and invest additional funds into this asset in an effort to refinance and extend the loan. As a result, we anticipate that there is a high likelihood that we may ultimately relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
During the six months ended June 30, 2023, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and from debt financing. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2023	118,125	$9.00	(3)
February 2023	122,546	$9.00	(3)
March 2023	83,897	$9.00	(3)
April 2023	146,969	$9.00	(3)
May 2023	137,868	$9.00	(3)
June 2023	135,112	$9.00	(3)
Total	744,517
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
(3) As discussed above, in January 2023, our board of directors determined to suspend Ordinary Redemptions under our share redemption program to preserve capital in the current market environment. However, any redemptions sought in connection with and meeting the requirements for Special Redemptions are still eligible for redemption and will continue to be processed in accordance with the share redemption program, subject to the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2022, or $33.4 million, including the reserve for Special Redemptions. As of August 1, 2023, we had $26.0 million available for redemptions for the remainder of 2023 under the share redemption program, including the reserve for Special Redemptions.
For the months of January 2023 through June 2023, we fulfilled all Special Redemption requests eligible for redemption under our share redemption program and received in good order. See note (3) above.
In addition to the redemptions under the share redemption program described above, during the six months ended June 30, 2023, we repurchased an additional 417 shares of our common stock at an average price of $9.00 per share for an aggregate price of $3,753.

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 11, 2023	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Date:	August 11, 2023	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)