Form 10-K
period 2023-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2024-03-19
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On September 28, 2022, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.00 based on (i) appraisals of the Registrant’s 17 real estate properties as of July 31, 2022, the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of September 20, 2022 and the estimated value of the Registrant's other assets as of June 30, 2022 less (ii) the estimated value of the Registrant’s liabilities as of June 30, 2022, all divided by the number of shares outstanding as of June 30, 2022. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of September 28, 2022, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022. On December 12, 2023, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.60 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2023, with the exception of adjustments to the Registrant’s net asset value to give effect to (i) the change in the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of November 15, 2023 and (ii) the estimated sale price based on offers received for one property that was being marketed for sale. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 12, 2023, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 148,844,028 shares of common stock held by non-affiliates as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 15, 2024, there were 148,517,218 outstanding shares of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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

SUMMARY RISK FACTORS
The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations and cash flows and our ability to continue as a going concern. This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all the risks that we face. For additional discussion of the risks summarized below and a discussion of other risks that we face, see “Risk Factors” in Part I, Item 1A of this Annual Report. You should interpret many of the risks identified in this summary and under “Risk Factors” as being heightened as a result of the continued disruptions in the financial markets impacting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings.
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, high interest rates and persistent inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels in those markets. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and on our ongoing cash flow.
•As of March 18, 2024, we have $1.2 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, in addition to raising capital through new equity or debt, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. We also may defer noncontractual expenditures. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.

•On February 6, 2024, we entered into a loan modification and extension agreement with the lenders under the Amended and Restated Portfolio Facility, the outstanding principal balance of which is approximately $601.3 million. Among other requirements, the extension agreement requires that we raise not less than $100.0 million in new equity, debt or a combination of both on or prior to July 15, 2024 and the failure to do so constitutes an immediate default under the facility. There can be no assurances as to our ability to raise such funds on a timely basis, if at all.
•Continued disruptions in the financial markets and economic uncertainty could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior, such as continued work-from-home arrangements, could materially and negatively impact the future demand for office space, further adversely impacting our operations.
•We are unable to predict when or if we will be in a position to pay distributions to our stockholders. Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to pay any dividends or distributions on our common stock during the term of the loan agreement, which matures on March 1, 2026. We have not declared any distributions since June 2023. If and when we pay distributions, we may fund distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. We have no limits on the amounts we may pay from such sources.
•Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to redeem any shares of our common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, we terminated our share redemption program on March 15, 2024. During certain periods since 2019, due to the limitations under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets, we have either exhausted the funds available for Ordinary Redemptions (defined below) under our share redemption program or implemented suspensions of Ordinary Redemptions for all or a portion of the calendar year. On January 17, 2023, our board of directors suspended Ordinary Redemptions to preserve capital in the current market environment. On December 12, 2023, our board of directors suspended all redemptions, including Special Redemptions. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”).
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
•All of our executive officers, our affiliated directors and other key professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or its affiliates. These individuals, our advisor and its affiliates face conflicts of interest, including conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other programs and investors and conflicts in allocating time among us and other programs and investors. These conflicts could result in action or inaction that is not in the best interests of our stakeholders.
•Our advisor and its affiliates currently receive fees in connection with transactions involving the management and disposition of our investments. Asset management fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first enjoying agreed-upon investment returns, the investment return thresholds may be reduced subject to approval by our conflicts committee and our charter limitations. These payments increase the risk of loss to our stakeholders.
•We may incur debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would impact our net revenues and could cause our financial condition to suffer.

•We depend on tenants for the revenue generated by our real estate investments. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent, lower rental rates and/or potential changes in customer behavior, such as continued work from home arrangements, making it more difficult for us to meet our debt service obligations and causing our operations to suffer.
•Our significant investment in the equity securities of Prime US REIT (the “SREIT”), a traded Singapore real estate investment trust, is subject to the risks associated with real estate investments as well as the risks inherent in investing in traded securities, including, in this instance, risks related to the quantity of units held by us relative to the trading volume of the units. Due to the disruptions in the financial markets, the trading price of the common units of the SREIT has experienced substantial volatility and has been significantly impacted by the market sentiment for stock with significant investment in U.S. office buildings. The SREIT also has a significant amount of debt maturing in 2024, which creates additional uncertainty around the value of the units.

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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2023, we owned 16 office properties (of which one property was held for non-sale disposition), one mixed-use office/retail property and an investment in the equity securities of a Singapore real estate investment trust (the “SREIT”). On December 29, 2023, we entered a deed-in-lieu of foreclosure transaction with the 201 Spear Street mortgage lender. On January 9, 2024, the mortgage lender transferred title to the 201 Spear Street property to a third-party buyer of the mortgage loan. Additionally, on February 21, 2024, we sold the McEwen Building to a third-party buyer.
We commenced our initial public offering on October 26, 2010, the primary portion of which terminated in July 2015. KBS Capital Markets Group LLC served as dealer manager for the offering. We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. As of December 31, 2023, we had also sold 46,154,757 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $471.3 million. Also as of December 31, 2023, we had redeemed or repurchased 74,644,349 shares sold in our initial public offering for $789.2 million. On March 15, 2024, we terminated our dividend reinvestment plan and our share redemption program. See below “– Going Concern Considerations.”
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
As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of real estate investments. KBS Capital Advisors provides asset-management, disposition, marketing, investor-relations and other administrative services on our behalf. Our advisor owns 20,857 shares of our common stock. We have no paid employees.
Going Concern Considerations
The accompanying consolidated financial statements and notes in this Annual Report have been prepared assuming we will continue as a going concern. The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, high interest rates and persistent inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels, and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels in those markets. Both upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and on our ongoing cash flow, which, in large part, provide liquidity for capital expenditures needed to manage our real estate assets.

Due to disruptions in the financial markets, it is difficult to refinance maturing debt obligations as lenders are hesitant to make new loans in the current market environment with so many uncertainties surrounding asset valuations, especially in the office real estate market. As of March 18, 2024, we have $1.2 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
On February 12, 2024, after running an interview process with several investment banks, we engaged Moelis & Company LLC, a global investment bank with expertise in real estate, capital raising and restructuring, to assist us in developing, evaluating and pursuing a comprehensive plan to maximize the value of our assets in a manner that would be beneficial to all of our stakeholders.
We are proactively and productively engaged in discussions with our lenders for the modification and extension of our maturing debt obligations, including the Amended and Restated Portfolio Loan Facility with an outstanding principal balance of $601.3 million as of March 18, 2024. On February 6, 2024, we entered a six-month extension and modification agreement for this facility. Among other requirements, the extension agreement requires that we raise not less than $100.0 million in new equity, debt or a combination of both on or prior to July 15, 2024 and the failure to do so constitutes an immediate default under the facility. The extension agreement also provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered by U.S. Bank, National Association following a default under the following loans (a) our unsecured credit facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of KBS REIT Properties III LLC, our indirect wholly owned subsidiary, where the demand made or amount guaranteed is greater than $5.0 million.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, in addition to raising capital through new equity or debt, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. We also may defer noncontractual expenditures.
There can be no assurances as to the certainty or timing of management’s plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to successfully refinance, restructure or extend certain of our debt instruments, our ability to raise new equity or debt and our ability to sell assets. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.
Continued disruptions in the financial markets and economic uncertainty could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, further adversely impacting our operations.
Objectives and Strategies
Our primary objective is to maximize the long-term value of our company for all of our stakeholders. To that end, our current goals and objectives are to refinance, restructure or extend our maturing debt obligations, efficiently manage our real estate portfolio through the economic downturn in order to maximize the long-term portfolio value and not sell assets at distressed prices, and monitor the office market and properties in the portfolio for beneficial sale opportunities in order to maximize value and further enhance liquidity.

Real Estate Portfolio
We have acquired and manage a diverse portfolio of core real estate properties. Our primary investment focus was core office properties located throughout the United States, though we have invested in other types of properties and real estate-related investments.
When making an acquisition, we emphasized the performance and risk characteristics of that investment, how that investment would fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compared to the returns and risks of available investment alternatives.
We generally hold fee title to or a long-term leasehold estate in the properties we have acquired. We have also made investments through joint ventures.
Our advisor develops a well-defined exit strategy for each investment we make and periodically performs a hold-sell analysis on each asset. These periodic analyses focus on the remaining available value enhancement opportunities for the asset, the demand for the asset in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the asset, whether via an individual sale or as part of a portfolio sale or merger, would maximize value for our stakeholders. Economic and market conditions may influence us to hold our assets for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stakeholders.
We acquired our first real estate property on September 29, 2011. As of December 31, 2023, our portfolio of real estate properties was composed of 16 office properties (of which one property was held for non-sale disposition) and one mixed-use office/retail property. On December 29, 2023, we entered a deed-in-lieu of foreclosure transaction with the 201 Spear Street mortgage lender. On January 9, 2024, the mortgage lender transferred title to the 201 Spear Street property to a third-party buyer of the mortgage loan. Additionally, on February 21, 2024, we sold the McEwen Building to a third-party buyer. For more information on our real estate investments, including tenant information, see Part I, Item 2 “Properties.”
We also own an investment in the equity securities of the SREIT. On July 18, 2019, we sold 11 of our properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, a Singapore real estate investment trust that listed on the Singapore Exchange Securities Trading Limited (the “SGX-ST”) (SGX-ST Ticker: OXMU) on July 19, 2019, and on July 19, 2019, we, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $0.88 per unit representing a 33.3% ownership interest in the SREIT (together, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 units in the SREIT for $58.9 million, net of fees and costs, pursuant to a block trade, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of December 31, 2023, REIT Properties III held 215,841,899 units of the SREIT, which represented 18.2% of the outstanding units of the SREIT as of that date. As of December 31, 2023, the aggregate value of our investment in the units of the SREIT was $51.8 million, which was based solely on the closing price of the units on the SGX-ST of $0.240 per unit as of December 31, 2023 and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.

The following charts illustrate the geographic diversification of our real estate properties (excluding a real estate property that was held for non-sale disposition) based on total leased square feet and total annualized base rent as of December 31, 2023:
Leased Square Feet

Annualized Base Rent (1)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio (excluding a real estate property that was held for non-sale disposition) represented approximately 25% of our total annualized base rent as of December 31, 2023. The chart below illustrates the diversity of tenant industries in our real estate portfolio (excluding a real estate property that was held for non-sale disposition) based on total annualized base rent as of December 31, 2023:
Annualized Base Rent (1)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 3% of total.
Financing Objectives
We financed our real estate acquisitions to date with a combination of the proceeds received from our now-terminated initial public offering and debt. We may use proceeds from borrowings to maintain liquidity and to fund property improvements, repairs and tenant build-outs to properties, for other capital needs; to refinance existing indebtedness; and to provide working capital. We have also funded distributions to stockholders and redemptions of common stock with borrowings. Our investment strategy is to utilize primarily secured debt to finance our investment portfolio, though from time to time we also use unsecured debt.
As of December 31, 2023, we had debt obligations in the aggregate principal amount of $1.7 billion, with a weighted-average remaining term of 0.5 years. As of December 31, 2023, we had $1.6 billion of notes payable maturing during the 12 months ending December 31, 2024. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of issuance of these financial statements. See above, “– Going Concern Considerations.” As of December 31, 2023, our debt obligations consisted of $119.9 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. As of December 31, 2023, the interest rates on $1.3 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2023 were 7.5% and 5.6%, respectively. Excluding the 201 Spear Street Mortgage Loan (see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Deed-in-Lieu of Foreclosure of 201 Spear Street”), the weighted-average effective interest rate of our variable rate debt as of December 31, 2023 was 5.2%. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2023 (consisting of the contractual interest rate and the effect of interest rate swaps and the interest rate cap, if applicable), using interest rate indices as of December 31, 2023, where applicable.

The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2023 (in thousands):

2024 (1)	$1,553,743
2025	65,000
2026	119,870
2027	—
2028	—
Thereafter	—
$1,738,613
_____________________
(1) Subsequent to December 31, 2023, in connection with the disposition of the McEwen Building, the borrowers under the Modified Portfolio Revolving Loan Facility entered into a loan modification with the lenders and extended the maturity date from March 1, 2024 to March 1, 2026. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Modified Portfolio Revolving Loan Facility.”
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2023, our borrowings and other liabilities were approximately 59% of the cost (before deducting depreciation and other noncash reserves) and 61% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value and our leverage may exceed 75% of the fair value of our tangible assets.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the disposition of investments; management of the daily operations and leasing of our portfolio; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.
Competitive Market Factors
The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for disposition opportunities, for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In addition, the COVID-19 pandemic caused many tenants to re-evaluate their space needs, resulting in a significant increase in sublease space available in the office market from tenants wanting to unload un-needed space. We face competition from these tenants, who may be more willing to offer significant discounts to prospective subtenants. As a result, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations may be adversely affected.
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
This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows and financial conditions.

There is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our net income and adversely impact our results of operations. All of our real estate properties are subject to Phase I environmental assessments prior to the time they are acquired.
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
Human Capital
We have no paid employees. The employees of our advisor or its affiliates provide management, disposition, advisory and certain administrative services for us.
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

Risks Associated with Debt Financing and Going Concern Considerations
The risks in this section should be read together with the risks discussed under “—Risks Related to an Investment in Our Common Stock—Elevated market volatility due to adverse economic and geopolitical conditions (including as a result of the ongoing hostilities between Russia and Ukraine and between Israel and Hamas), health crises (such as the COVID-19 pandemic) or dislocations in the credit markets, has had and may continue to have a material adverse effect on our results of operations and financial condition,” and “—Risks Related to an Investment in Our Common Stock—Persistent inflation and high interest rates may adversely affect our financial condition and results of operations.”
We have substantial indebtedness maturing over the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. If we are unable to refinance, restructure or extend maturing loans, the lenders may declare events of default and seek to foreclose on the underlying collateral. There is no assurance that we will be able to refinance, restructure or extend the maturing loans, and even if we do, we may still be adversely affected if substantial principal paydowns, reductions in the committed amount and restrictive covenants are required.
As of March 18, 2024, we had $1.2 billion of notes payable maturing during the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements included in this Annual Report. See “—There is no assurance that we will be able to satisfy our obligations and covenants contained in our loan and swap agreements, including obligations in the modification and extension agreement of the Amended and Restated Portfolio Loan Facility that we recently entered into, which may result in us seeking an in-court restructuring of our liabilities and early termination of our interest rate hedges.”
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, in addition to raising capital through new equity or debt, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. We also may defer noncontractual expenditures.
There can be no assurances as to the certainty or timing of management’s plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to successfully refinance, restructure or extend certain of our debt instruments, our ability to raise new equity or debt and our ability to sell assets. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. Additionally, in the event of such restructuring activities, holders of our common stock will likely suffer a loss of their investment. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.
Moreover, funding substantial principal repayments would significantly impact our capital resources, which could have a material adverse effect on our ability to meet our future liquidity needs. Continued high interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on our ability to meet loan compliance tests and may further reduce our available liquidity under our loan agreements. If we are unable to meet loan compliance tests and/or refinance, restructure or extend maturing mortgage loans, the lenders may declare events of default and will have the right to sell or dispose of the collateral and/or enforce and collect the collateral securing the loans, which would negatively affect our results of operations, financial condition, cash flows, asset valuations and ability to continue as a going concern.

There is no assurance that we will be able to satisfy our obligations and covenants contained in our loan and swap agreements, including obligations in the modification and extension agreement of the Amended and Restated Portfolio Loan Facility that we recently entered into, which may result in us seeking an in-court restructuring of our liabilities and early termination of our interest rate hedges.
On February 6, 2024, we entered into a loan modification and extension agreement with the agent and the lenders under the Amended and Restated Portfolio Loan Facility, which extended the maturity date to August 6, 2024. Among other requirements, the extension agreement requires that we raise not less than $100.0 million in new equity, debt or a combination of both on or prior to July 15, 2024 and the failure to do so constitutes an immediate default under the Amended and Restated Portfolio Loan Facility. There can be no assurances that we will be successful in raising the $100.0 million on a timely basis, if at all. The extension agreement also provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered by U.S. Bank, National Association following a default under the following loans (a) our unsecured credit facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of KBS REIT Properties III LLC, our indirect wholly owned subsidiary, where the demand made or amount guaranteed is greater than $5.0 million. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we default under the Amended and Restated Portfolio Loan Facility or other credit facilities or if we are unable to successfully refinance or restructure certain of our other debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan which would constitute an event of default under other indebtedness of our subsidiaries. Additionally, in the event of such restructuring activities, holders of our common stock will likely suffer a loss of their investment.
In connection with our interest rate hedging activities, in 2022 we entered into three interest rate swaps with Bank of America, N.A. (“Bank of America”) in an aggregate notional amount of $250.0 million with scheduled termination dates occurring in 2026. On February 6, 2024, Bank of America agreed to waive its rights to terminate these swaps based on our failure to meet certain financial tests set forth in our swap agreement with Bank of America. Bank of America’s waiver is time limited to August 6, 2024, which is aligned with the extended maturity date under the loan modification and extension agreement. If Bank of America does not extend its waiver on or before August 6, 2024, Bank of America may have the right on or after that date to designate an early termination date in respect of these interest rate swaps and determine a net amount payable by one of the parties using standard ISDA close-out methodology.
We have interest rate swaps outstanding with several bank counterparties in addition to Bank of America. The filing of a Chapter 11 case or an event of default under our debt facilities that triggers an acceleration of our debt could result in an event of default under our swap agreement with Bank of America and/or our swap agreements with other bank counterparties. If such an event of default is continuing, the swap counterparty would have the right to designate an early termination date in respect of all outstanding interest rate swaps and determine a net amount payable by one of the parties using standard ISDA close-out methodology. Prior to any such early termination, subject to applicable insolvency law, the swap counterparty would have the right to suspend payments to us under all outstanding interest rate swaps for as long as such event of default is continuing.
If we are required to seek an in-court restructuring of our liabilities under chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), we may be unable to negotiate support of our lenders to implement a prepackaged or otherwise consensual proceeding under Chapter 11, which would likely significantly delay the time in which we operate under bankruptcy court protection. Operating under bankruptcy court protection for a long period of time may harm our business.
Our operations and our ability to develop and execute our business plans, as well as our continuation as a going concern, may be subject to the risks and uncertainties associated with a bankruptcy proceeding. If we commence Chapter 11 proceedings without the support of the lenders under outstanding indebtedness, such proceedings could continue for a long period of time, which would limit the flexibility of management to run our business and require us to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. Negative events associated with Chapter 11 proceedings could adversely affect our relationships with business partners, counterparties and other third parties, which in turn could adversely affect our operations and financial condition. Additionally, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business, which could limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that may occur during any such proceedings that may be inconsistent with our plans or that may impact the ultimate recovery for stakeholders, including creditors and stockholders.

Lenders have required us to enter into restrictive covenants relating to our operations and may do so in the future, which could decrease our operating flexibility and cause our results of operations and financial condition to suffer.
Lenders have imposed, and may in the future impose, restrictions on us that affect our distribution and operating policies and our ability to incur additional senior debt. Due to certain restrictions and covenants on distributions and redemptions included in one of our loan agreements, we do not expect to pay any dividends or distributions or redeem any shares of our common stock during the term of the loan agreement, which matures on March 1, 2026.
In addition, three of our debt facilities (representing $0.9 billion of our borrowings and 10 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts.
Loan agreements we have entered into also contain financial and other affirmative and negative covenants, including provisions that limit our ability to further mortgage a property, that require that we comply with various coverage ratios, that prohibit us from discontinuing insurance coverage or that prohibit us from replacing our advisor.
These or other limitations decrease our operating flexibility and could cause our results of operations and financial condition to suffer.
We obtain lines of credit, mortgage indebtedness and other borrowings and have given guarantees, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and long-term financing secured by our properties and other assets and other borrowings. We have acquired our real estate properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to fund property improvements, repairs and tenant build-outs to properties, for other capital needs, to refinance existing indebtedness and to provide working capital. We have also funded distributions to stockholders and redemptions of common stock with borrowings. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
If we mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then we will need to fund such payments from other sources. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment in us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity.
In addition, the loan documents for indebtedness may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such indebtedness may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities.
Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. Credit facilities may be secured by our properties or unsecured. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our stockholders could lose all or part of their investment in us.

High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could cause our operations and financial condition to suffer.
When we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to finance or refinance or may only be able to partly finance or refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce our cash flows, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long-term through a variety of means, including credit facilities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing funds available for operations and causing our financial condition to suffer.
Increases in interest rates could increase the amount of our interest and/or hedge payments and/or mitigate the effectiveness of our interest rate hedges.
As of December 31, 2023, our debt obligations consisted of $119.9 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. As of December 31, 2023, the interest rates on $1.3 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. We expect that we will incur additional indebtedness in the future. Interest we pay reduces our net cash flow. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs to the extent such debt is not effectively hedged, which reduces our cash flows and may cause our operations to suffer. In addition, if we need to repay existing debt during periods of high interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates and high interest rates may cause our operations and financial condition to suffer.
We have broad authority to incur debt and high debt levels could cause our operations to suffer and decrease the value of our stockholders’ investment in us.
We expect our debt financing and other liabilities to be between 45% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our aggregate borrowings to 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed our charter limit only if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2023, our borrowings and other liabilities were approximately 59% of the cost (before deducting depreciation and other noncash reserves) and 61% of the book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. This leverage limitation is based on cost and not fair value and our leverage may exceed 75% of the fair value of our tangible assets. These factors could cause our operations to suffer and could result in a decline in the value of our stockholders’ investment in us.

In certain cases, financings for our properties may be recourse to us or certain of our subsidiaries.
Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property and other assets pledged as collateral for the loan, and not the other assets of the borrower or to any parent of the borrower, in the event of a loan default. However, certain of our facilities require, and future facilities may require, that we or one of our subsidiaries provide a guaranty on behalf of the borrower entity that owns one of our properties, and in such cases we or our subsidiary will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by the borrower entity. In addition, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that the financing arrangements with respect to our investments generally will require “bad boy” guarantees from certain of our subsidiaries that are the parent to the borrower entity. In the event that such a guarantee is called, our assets could be adversely affected.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect our financial condition.
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
Any hedging activity we engage in may adversely affect our earnings. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

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

Risks Related to an Investment in Our Common Stock
The risks in this section should be read together with the risks discussed above under “—Risks Associated with Debt Financing and Going Concern Considerations.”
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

Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to redeem any shares of our common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, we terminated our share redemption program on March 15, 2024. Since 2019, due to the limitations under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets, we have either exhausted the funds available for Ordinary Redemptions (defined below) under our share redemption program or implemented suspensions of Ordinary Redemptions for all or a portion of the calendar year. On January 17, 2023, our board of directors suspended Ordinary Redemptions to preserve capital in the current market environment. On December 12, 2023, our board of directors suspended all redemptions, including Special Redemptions. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). There are no guarantees with respect to future redemptions.
Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price or the estimated value per share. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. Investors should be prepared to hold our shares for an indefinite period of time because of the illiquid nature of our shares.
We face significant competition for tenants and in the disposition of real estate, which may limit our ability to achieve our business objectives and may cause our financial condition and results of operations to suffer.
The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for disposition opportunities, for prospective tenants and to retain our current tenants, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant.
We depend upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The U.S. commercial real estate industry has created increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we have offered and may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. Further, as a result of their greater resources, the entities referenced above may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants, which could put additional pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In addition, the COVID-19 pandemic caused many tenants to re-evaluate their space needs, resulting in a significant increase in sublease space available in the office market from tenants wanting to unload un-needed space. We face competition from these tenants, who may be more willing to offer significant discounts to prospective subtenants. Our investors must rely entirely on the management abilities of our advisor, the property managers our advisor selects and the oversight of our board of directors. In the event we are unable to find new tenants and keep existing tenants, or if we are forced to offer significant inducements to such tenants, we may not be able to meet our business objectives and our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations may be adversely affected.
We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of some of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties. This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows and financial condition.
There is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Elevated market volatility due to adverse economic and geopolitical conditions (including as a result of the ongoing hostilities between Russia and Ukraine and between Israel and Hamas), health crises (such as the COVID-19 pandemic) or dislocations in the credit markets, has had and may continue to have a material adverse effect on our results of operations and financial condition.
Our business has been and may continue to be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, persistent inflation and high interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics (such as the COVID-19 pandemic), geopolitical instability (including as a result of the ongoing hostilities between Russia and Ukraine and between Israel and Hamas), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, have and may continue to adversely affect our results of operations and financial condition, as a result of one or more of the following, among other potential consequences:
•revenues from our properties could further decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to meet our debt service obligations on debt financing;
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
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, high interest rates and persistent inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels in those markets. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and on our ongoing cash flow.
As of March 18, 2024, we have $1.2 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. See the discussion under “—Risks Associated with Debt Financing and Going Concern Considerations.” Additionally, due to certain restrictions and covenants on distributions and redemptions included in one of our loan agreements, we do not expect to pay any dividends or distributions or redeem any shares of our common stock during the term of the loan agreement, which matures on March 1, 2026.

Further, we have made a significant investment in the common units of the SREIT. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. The SREIT also has a significant amount of debt maturing in 2024, which creates additional uncertainty around the value of the units. As of March 18, 2024, the aggregate value of our investment in the units of the SREIT was $26.3 million, which was based solely on the closing price of the units on the SGX-ST of $0.122 per unit as of March 18, 2024, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.758 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
Continued disruptions in the financial markets and economic uncertainty could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior, such as continued work-from-home arrangements, could materially and negatively impact the future demand for office space, further adversely impacting our operations.
Persistent inflation and high interest rates may adversely affect our financial condition and results of operations.
Although inflation has not materially impacted our operations in the recent past, inflation reached a 40-year high in 2022 and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. Persistent inflation and high interest rates have had and could continue to have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate greater than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by persistent inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, we may implement additional measures to conserve cash or preserve liquidity. See the discussion in the risk factor immediately above. In addition, due to high interest rates, we may experience further restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt.
In addition, tenants and potential tenants of our properties may be adversely impacted by persistent inflation and high interest rates, which could negatively impact our tenants’ ability to pay rent and the demand for our properties. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing.
Adverse developments affecting the financial services industry may adversely affect our business, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If a depository institution in which we deposit funds is adversely impacted from conditions in the financial or credit markets or otherwise, it could impact access to our cash or cash equivalents and could adversely impact our financial condition. Our cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2023. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

Because of the concentration of a significant portion of our assets in three geographic areas and in core office properties, any adverse economic, real estate or business conditions in these geographic areas or in the U.S. office market could affect our operating results.
As of March 1, 2024, a significant portion of our real estate properties was located in California, Illinois and Texas. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. In addition, the majority of our real estate properties consists of core office properties. Any adverse economic or real estate developments in these geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space could adversely affect our operating results.
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels in those markets. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and on our ongoing cash flow.
A significant percentage of our assets is invested in Accenture Tower and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
As of December 31, 2023, Accenture Tower represented approximately 19% of our total assets and represented approximately 18% of our total annualized base rent. Further, as a result of this investment, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results.
Because we depend upon our advisor and its affiliates to manage and dispose of our real estate investments and to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could cause our operations to suffer.
We depend on our advisor to manage and dispose of our real estate investments and to conduct our operations. Our advisor depends upon the fees and other compensation that it receives from us and any future KBS-sponsored programs that it advises to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.
We are unable to predict when or if we will be in a position to pay distributions to our stockholders.
Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to pay any dividends or distributions on our common stock during the term of the loan agreement, which matures on March 1, 2026. We have not declared any distributions since June 2023. We are unable to predict when or if we will be in a position to pay distributions to our stockholders.
If and when we pay distributions, we may fund distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds.
For the year ended December 31, 2023, we paid aggregate distributions of $41.6 million, including $25.3 million of distributions paid in cash and $16.3 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $17.4 million (42%) of cash flow from current operating activities, $8.3 million (20%) of cash flow from operating activities in excess of distributions paid during prior periods and $15.9 million (38%) of proceeds from debt financing. For the year ended December 31, 2023, our cash flow from operating activities to distributions paid coverage ratio was 100% and our funds from operations to distributions paid coverage ratio was 93%. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Distributions” in this Annual Report.

The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our management and disposition strategies, which could cause our financial condition and results of operations to suffer.
Our success depends to a significant degree upon the contributions of Messrs. DeLuca, Schreiber and Waldvogel and the team of real estate and debt finance professions at our advisor. Neither we nor our advisor or its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our management and disposition strategies could be delayed or hindered, which could cause our financial condition and results of operations to suffer.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that none of our independent directors shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available to us.
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

Risks Related to Conflicts of Interest
Our advisor and its affiliates, including all of our executive officers, our affiliated directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long-term best interests of our stakeholders.
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
•equity offerings and borrowings by us, which may entitle our advisor to additional advisory fees;
•sales of real estate investments, which under our advisory fee structure entitle our advisor to disposition fees and possible subordinated incentive fees;
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

Our advisor and its affiliates face conflicts of interest relating to the leasing of properties and the disposition of properties due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stakeholders.
We rely on our sponsor, KBS Holdings LLC, and other key real estate and debt finance professionals at our advisor, including Messrs. DeLuca, Schreiber and Waldvogel to supervise property management and leasing of properties and to sell our properties. KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) is also advised by KBS Capital Advisors. Messrs. DeLuca, Schreiber and Waldvogel and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors LLC (“KBS Realty Advisors”) and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. In addition, KBS Realty Advisors serves as the U.S. asset manager for the SREIT, a Singapore real estate investment trust. As such, KBS-sponsored programs and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors.
In connection with the Singapore Transaction (defined herein), our advisor and KBS Realty Advisors proposed that our conflicts committee and board of directors adopt an asset allocation policy (the “Allocation Process”) among us, KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”) (liquidated May 2023) and KBS Growth & Income REIT (collectively, the “Core Strategy REITs”) and the SREIT. The board of directors and conflicts committee adopted the Allocation Process as proposed. The Allocation Process provides that, in order to mitigate potential conflicts of interest that may arise among the Core REITs and the SREIT, upon the listing of the SREIT (which occurred on July 19, 2019), potential asset acquisitions that meet all of the following criteria would be offered first to the SREIT:
i.Class A office building;
ii.Purchase price of at least $125.0 million;
iii.Average occupancy of at least 90% for the first two years based on contractual in-place leases; and
iv.Stabilized property investment yield that is generally supportive of the distributions per unit of the SREIT.
To the extent the SREIT does not have the funds to acquire the asset or to the extent the external manager of the SREIT decides to forego the acquisition opportunity, such asset may then be offered to the Core Strategy REITs at the discretion of KBS Capital Advisors. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the company for us to make any significant investment unless our advisor has recommended the investment to us. We do not expect to make new acquisitions of real estate in the future.
We and other KBS-sponsored programs and KBS-advised investors rely on these real estate professionals to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
In addition, we and other KBS-sponsored programs and KBS-advised investors rely on our sponsor and other key real estate professionals at our advisor to sell our properties. These KBS-sponsored programs and KBS-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could adversely impact our financial condition and results of operations.
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

Our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and financial condition to suffer.
We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Charles J. Schreiber, Jr., Marc DeLuca, Jeffrey K. Waldvogel and Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS Growth & Income REIT is also advised by KBS Capital Advisors, and KBS Capital Advisors may serve as the advisor to future KBS-sponsored programs and KBS-advised investors. Further, our officers and one of our affiliated directors are also officers and/or the affiliated director of KBS Growth & Income REIT. Messrs. Schreiber, DeLuca and Waldvogel and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors and the U.S. asset manager for the SREIT.
As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Schreiber, DeLuca and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS Growth & Income REIT, KBS Capital Advisors, KBS Realty Advisors, other KBS-sponsored programs and/or other KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, our financial condition and results of operations may suffer.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS Growth & Income REIT and other KBS-sponsored programs. In addition, KBS Realty Advisors serves as the U.S. asset manager for the SREIT. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stakeholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Mr. Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to maintain or increase the value of our assets and our financial condition and results of operations may suffer.

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
We are unable to predict when or if we will be in a position to redeem shares of our common stock.
Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to redeem any shares of our common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, we terminated our share redemption program on March 15, 2024. Further, since 2019, due to the limitations under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets, we have either exhausted the funds available for Ordinary Redemptions (defined below) under our share redemption program or implemented suspensions of Ordinary Redemptions for all or a portion of the calendar year. On January 17, 2023, our board of directors suspended Ordinary Redemptions to preserve capital in the current market environment. On December 12, 2023, our board of directors suspended all redemptions, including Special Redemptions. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). There are no guarantees with respect to future redemptions.
Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price or the estimated value per share. Investors should be prepared to hold our shares for an indefinite period of time because of the illiquid nature of our shares.
During their operating stages, other KBS-sponsored REITs have amended their share redemption programs to limit redemptions to Special Redemptions or place restrictive limitations on the amount of funds available for redemptions. As a result, these programs were or are not able to honor all redemption requests and stockholders in these programs were or are unable to have their shares redeemed when requested. In some instances, Ordinary Redemptions were or have been suspended for several years. When implementing these amendments, stockholders did not always have a final opportunity to submit redemptions prior to the effectiveness of the amendment to the program.
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

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have decreased the value of our portfolio.
On December 12, 2023, our board of directors approved an estimated value per share of our common stock of $5.60 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2023, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of November 15, 2023 and (ii) the estimated sale price based on offers received for one property that was being marketed for sale. We did not make any other adjustments to the December 12, 2023 estimated value per share from the date of the valuations above, including any adjustments relating to the following, among others: (i) net operating income earned; and (ii) the redemption of shares. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
We engaged Kroll, LLC (“Kroll”), an independent third-party real estate valuation firm, to provide (i) appraisals for 15 of our consolidated real estate properties owned as of September 30, 2023 (the “Appraised Properties”), (ii) an estimated value for our investment in units of the SREIT and (iii) a calculation of the range in estimated value per share of our common stock as of December 12, 2023. Kroll based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) the estimated sale price based on offers received for one property that was being marketed for sale, (iii) its estimated value for our investment in units of the SREIT, (iv) a valuation performed our advisor of an office property located in San Francisco, California (“201 Spear Street”) owned by us as of September 30, 2023, and (v) valuations performed by our advisor of our cash, other assets, notes payable and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2023.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 12, 2023, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We generally have incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share also does not take into consideration any financing and refinancing costs subsequent to December 12, 2023. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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

The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, high interest rates and persistent inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels in those markets. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and on our ongoing cash flow. As of March 18, 2024, we have $1.2 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, in addition to raising capital through new equity or debt, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. We also may defer noncontractual expenditures. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern. Continued disruptions in the financial markets and economic uncertainty could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior, such as continued work-from-home arrangements, could materially and negatively impact the future demand for office space, further adversely impacting our operations. These risks are not priced into the December 12, 2023 estimated value per share. As such, the estimated value per share does not take into account developments in our portfolio since December 12, 2023. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize an independent valuation firm to update the estimated value per share no later than December 2024.
Our stockholders’ interest in us will be diluted if we issue additional equity interests, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (i) sell additional shares in our dividend reinvestment plan or in future primary offerings; (ii) issue equity interests in private offerings; (iii) issue equity interests to our advisor, or its successors or assigns, in payment of fee obligations; or (iv) otherwise issue additional shares of our capital stock, units of our Operating Partnership or equity in our other subsidiaries. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in our assets would be diluted. In addition, depending upon the terms and pricing of any additional issuance of equity interests, the use of the proceeds and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to our advisor and its affiliates reduces cash available for our operations.
Our advisor and its affiliates perform services for us in connection with the management and leasing of our real estate properties and the disposition of our investments. We pay them substantial fees for these services, which reduces cash available for our operations. Compensation to be paid to our advisor may be increased with the approval of our conflicts committee and subject to the limitations in our charter.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment-return thresholds may be reduced with the approval of our conflicts committee and subject to the limitations in our charter.
If we are unable to obtain funding for future capital needs, our financial condition and results of operations may suffer.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases, we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would cause our financial condition and results of operations to suffer.
These risks are heightened as a result of the risks discussed above. See “—Risks Associated with Debt Financing and Going Concern Considerations,” “—Risks Related to an Investment in Our Common Stock—Elevated market volatility due to adverse economic and geopolitical conditions (including as a result of the ongoing hostilities between Russia and Ukraine and between Israel and Hamas), health crises (such as the COVID-19 pandemic) or dislocations in the credit markets, has had and may continue to have a material adverse effect on our results of operations and financial condition,” and “—Risks Related to an Investment in Our Common Stock—Persistent inflation and high interest rates may adversely affect our financial condition and results of operations.”
Although we are not currently afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
If we are required to register as an investment company under the Investment Company Act, our financial condition and results of operations would suffer.
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

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our financial condition and results of operations.

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
•adverse local conditions, such as oversupply or reduction in demand for office properties and changes in real estate zoning laws that may reduce the desirability of real estate in an area;
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
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations and financial condition.
These risks are heightened as a result of the risks discussed above. See “—Risks Associated with Debt Financing and Going Concern Considerations,” “—Risks Related to an Investment in Our Common Stock—Elevated market volatility due to adverse economic and geopolitical conditions (including as a result of the ongoing hostilities between Russia and Ukraine and between Israel and Hamas), health crises (such as the COVID-19 pandemic) or dislocations in the credit markets, has had and may continue to have a material adverse effect on our results of operations and financial condition,” and “—Risks Related to an Investment in Our Common Stock—Persistent inflation and high interest rates may adversely affect our financial condition and results of operations.”
If our acquisitions do not perform as expected, our financial condition and results of operations would suffer.
As of March 1, 2024, our real estate portfolio held for investment was composed of 14 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 6.9 million rentable square feet and was collectively 83% occupied. We also own an investment in the equity securities of the SREIT, a Singapore real estate investment trust listed on the SGX-ST. We made these investments based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected, we may have less cash flow from operating activities and our financial condition and results of operations would suffer.
Properties that have significant vacancies could result in lower revenues for us and be difficult to sell, which could diminish the return on these properties, impact our ability to access certain credit facilities and meet our outstanding debt obligations and cause our operations to suffer.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property.

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
These events could diminish the return on properties with significant vacancies, reduce our revenues, impact our ability to access certain credit facilities and meet our outstanding debt obligations and cause our operations to suffer.
We have entered into long-term leases with tenants at certain of our office properties and in the future we may enter into long-term leases when renewing or releasing space, which may not result in fair market rental rates over time.
We may enter into long-term leases with tenants of certain of our properties, or include renewal options that specify a maximum rate increase. These leases would provide for rent to increase over time; however, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that, even after contractual rent increases, the rent under our long-term leases is less than then-current market rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our revenues and financial condition could suffer.
We may be adversely affected by trends in the office real estate market, including work from home trends.
Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing remain prevalent following the COVID-19 pandemic. Changes in tenant space utilization, including from the continuation of work from home and flexible work arrangement policies, may continue to cause office tenants to reassess their long-term physical space needs. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations. These events could have an adverse effect on our financial condition and results of operations.
Further, as office tenants reevaluate their physical space needs and focus on attracting and retaining talent, many tenants have become more selective and are focused on leasing space in high-quality, modern and well-amenitized buildings near transit hubs. These factors have resulted in increased competition among landlords to attract tenants and significant landlord capital expenditures for a building to maintain Class A status.
To date, slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, has had direct and material impacts to property appraisal values used by our lenders and have impacted our ongoing cash flow and our ability to access certain credit facilities.
We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue generated by our real estate investments is partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and cause our financial condition to suffer.
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
Our inability to sell a property at the time and on the terms we want could cause our results of operations and financial condition to suffer.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and cause our financial condition to suffer.
These risks are heightened as a result of the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office properties, the challenging interest rate environment, the limited availability in the debt markets for commercial real estate transactions and the lack of transaction volume in the U.S. office market.
If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce net cash available from the disposition.
When we decide to sell properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which would reduce net cash available from the disposition. Even in the absence of a purchaser default, the net proceeds from the sale will be delayed until the promissory note or other property we may accept upon a sale is actually paid, sold, refinanced or otherwise disposed.
Construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.
We engage contractors for capital improvements to our properties. Such capital improvements will be subject to the uncertainties associated with the construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly-constructed projects.
Actions of our joint venture partners could reduce the returns on joint venture investments.
We may enter into joint ventures to own properties and other assets. Such joint ventures may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
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
Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Costs imposed pursuant to laws and governmental regulations may reduce our net income and adversely impact our results of operations.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our net income and adversely impact our results of operations.
The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property or of paying personal injury or other damage claims could reduce our net income and adversely impact our results of operations.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our net income and adversely impact our results of operations.
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
Costs associated with complying with the Americans with Disabilities Act may reduce our net income and adversely impact our results of operations.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and adversely impact our results of operations.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flow from operations and adversely impact our results of operations.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our financing and refinancing options as mortgage lenders sometimes require that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment in us. In addition, other than any working capital reserve or other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings.
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

Risks Related to Real Estate-Related Investments
Our investment in common equity securities is subject to specific risks relating to the issuer of the securities and may involve greater risk of loss than secured debt financings.
We have made a significant investment in the common equity of the SREIT. Our investment in the common equity securities of the SREIT involves special risks relating to the issuer of the securities, including the financial condition and business outlook of the issuer. As a REIT, the SREIT is subject to the inherent risks associated with real estate investments. See above “—General Risks Related to Investments in Real Estate.” Furthermore, our investment in common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investment is unsecured and is subordinated to other obligations of the issuer. As a result, our investment in the common equity of the SREIT is subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations, and (v) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of the securities and the ability of the SREIT to make distribution payments to us.

Our significant investment in the SREIT is subject to the risks inherent in investing in traded securities. As of March 18, 2024, based solely on the closing trading price of the units of the SREIT on the SGX-ST of $0.122 per unit on such date and without taking into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading in the units, we owned approximately $26.3 million of units in the SREIT, representing an approximate 18.2% interest in the units of the SREIT. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and Mr. Schreiber holds an indirect ownership interest in the external manager of the SREIT. An affiliate of our advisor serves as the U.S. asset manager to the SREIT. The inability to dispose of our investment in the SREIT at the time and on the terms we want could materially adversely affect the investment results.

Federal Income Tax Risks
Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce our net cash flows and our net earnings.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2011. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, despite being able to do so in the past, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, the refinancing or restructuring of our debt, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease our net cash flows and our net earnings. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
Our stockholders may have current tax liability on distributions they elected to reinvest in our common stock.
If our stockholders participated in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares were purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local or other tax liabilities that reduce our cash flow.
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
REIT distribution requirements could adversely affect our ability to execute our business plan including the refinancing or restructuring of our debt.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to pay distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits. In addition, as we explore options to refinance or restructure our debt, lenders may scrutinize our REIT distribution requirements. Therefore, compliance with the REIT distribution requirements may hinder our ability to refinance or restructure our debt.
To maintain our REIT status, we may be forced to forego otherwise attractive business opportunities, which may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.
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
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service (“Internal Revenue Service” or “IRS”) were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would adversely impact our financial condition and results of operations. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and adversely impact our financial condition and results of operations.
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
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce our income.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we believe we have qualified and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. For example, as we explore refinancing or restructuring options of our debt instruments including potential protection of the bankruptcy court, we may determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our operations and on the value of our common stock.
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
Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary may be limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by or payments made to a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities follow the U.S. federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, this will reduce our income.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. Proposed Treasury Regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury Regulations relating to the determination of whether we will be a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies, or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign-owned domestic corporations”) and by treating qualified foreign pension funds as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective for transactions occurring on or after the date they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations, as currently drafted, would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning on or after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign-owned domestic corporations are inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. No assurance can be given, however, that we are or will be a domestically-controlled REIT.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
As an externally managed company, our day-to-day operations are managed by our advisor and our executive officers under the oversight of our board of directors. As such, we rely on our advisor’s cybersecurity program, as discussed herein, for assessing, identifying, and managing material risks to our business from cybersecurity threats.
Our cybersecurity program, as implemented by our advisor and overseen by our board of directors, is fully integrated into our overall risk management system, and included as part of our information technology security incident response plan. The cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”). These processes include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers.

Our advisor conducts annual cybersecurity training to ensure all employees are aware of cybersecurity risks and conducts monthly phishing e-mail simulations. Annually, our advisor engages a third party to conduct penetration testing to assess our cybersecurity measures and to review our information security control environment and operating effectiveness. Our advisor also uses a third-party platform to monitor our information security continually. The results of such assessments and reviews are reported to the board of directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments. In addition, our advisor evaluates key third-party service providers before granting the service provider access to its information systems and has a process in place to ensure that future access is appropriate. For any software platforms that are hosted by third parties, our advisor requires the vendor to maintain a System and Organization Controls (“SOC”) 1 or SOC 2 report. Our advisor maintains third-party cyber insurance and upon identification of a significant cyber incident, our advisor would notify its cyber insurance carrier and engage a third-party cyber forensic analysis vendor to assist in investigating and remediating the incident.
As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional information, see “Item 1A. Risk Factors – We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.”
Governance
Our board of directors is responsible for understanding the primary risks to our business, including risks from cybersecurity threats. The board of directors is responsible for reviewing our advisor’s cybersecurity policies with management and evaluating the adequacy of the program, compliance and controls with management.
Our advisor’s Information Technology Director reports at least annually to our board of directors and to our audit committee as appropriate. These presentations include developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by our peers and third parties. Our board of directors also receives prompt and timely information regarding any cybersecurity incidents that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. These reports come from a member of our advisor’s Executive Committee, comprised of our advisor’s key executives and certain department leaders.
Our advisor has formed a Cyber Governance Committee (“CGC”), comprised of our advisor’s Chief Compliance Officer, Senior Vice President of Human Resources and Information Technology Director, to oversee cyber governance and to assess and manage, along with our advisor’s Chief Executive Officer (also our Chairman of the Board of Directors) and our advisor’s Chief Financial Officer (also our Chief Financial Officer) material risks, if any, from cybersecurity threats. The CGC meets quarterly to review incident summary reports, new threats, risks, industry and regulatory changes. Our advisor’s Chief Executive Officer and Chief Financial Officer and the CGC are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in our incident response plan and related processes. In addition, our incident response plan and related processes provide for incident escalation procedures for any cybersecurity incidents that meets pre-established reporting thresholds.
Our advisor’s Information Technology Director and Executive Committee are responsible for our incident response plan and related processes designed to assess and manage material risks, if any, from cybersecurity threats. Our advisor’s Information Technology Director also coordinates with consultants, auditors and other third parties to assess and manage material risks, if any, from cybersecurity threats.
Our advisor’s Information Technology Director has 15 years of prior management experience in digital technologies. He has nine years of experience in creating and implementing procedures for managing Payment Card Industries Security Standards (PCI), SOX Cybersecurity measures to include ransomware, email phishing, and data breaches, and bringing into effective action the five pillars of the NIST Cybersecurity Framework.

ITEM 2. PROPERTIES
As of December 31, 2023, our real estate portfolio was composed of 16 office properties (including one property held for non-sale disposition) and one mixed-use office/retail property encompassing 7.3 million rentable square feet in the aggregate that were collectively 83% occupied with a weighted-average remaining lease term of 5.6 years. The following table provides summary information regarding the properties owned by us as of December 31, 2023:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Town Center Plano, TX	03/27/2012	Office	522,043	$141,420	$10,226	$29.40	4.7	4.2%	66.6%
McEwen Building (4) Franklin, TN	04/30/2012	Office	175,262	40,187	5,463	33.58	4.6	1.3%	92.8%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	210,938	36,527	6,508	30.85	5.1	1.1%	100.0%
60 South Sixth Minneapolis, MN	01/31/2013	Office	710,332	185,359	9,959	19.15	7.5	6.0%	73.2%
Preston Commons Dallas, TX	06/19/2013	Office	427,799	145,122	11,321	28.20	4.3	4.8%	93.8%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	95,175	7,650	28.10	3.8	3.0%	86.8%
201 Spear Street (5) San Francisco, CA	12/03/2013	Office	254,598	70,571	11,120	67.74	4.3	3.2%	64.5%
Accenture Tower Chicago, IL	12/16/2013	Office	1,457,724	572,272	38,012	27.63	7.4	19.1%	94.4%
Ten Almaden San Jose, CA	12/05/2014	Office	309,255	131,462	9,086	53.40	2.7	4.2%	55.0%
Towers at Emeryville Emeryville, CA	12/23/2014	Office	593,484	223,213	19,094	51.62	3.5	7.4%	62.3%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	211,054	154,953	12,795	61.22	8.7	5.1%	99.0%
Park Place Village Leawood, KS	06/18/2015	Office/Retail	484,980	87,083	13,463	28.92	5.6	3.4%	96.0%
201 17th Street Atlanta, GA	06/23/2015	Office	355,870	105,231	9,771	31.17	6.5	3.3%	88.1%
515 Congress Austin, TX	08/31/2015	Office	267,956	136,248	9,438	37.42	3.8	4.7%	94.1%
The Almaden San Jose, CA	09/23/2015	Office	416,126	193,101	17,817	50.55	3.6	6.7%	84.7%
3001 Washington Boulevard Arlington, VA	11/06/2015	Office	94,836	60,977	5,189	54.71	5.7	2.2%	100.0%
Carillon Charlotte, NC	01/15/2016	Office	488,277	174,078	12,327	33.57	5.1	6.2%	75.2%
			7,294,143	$2,552,979	$209,239	$34.59	5.6		82.9%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(4) Subsequent to December 31, 2023, we completed the sale of the McEwen Building to a purchaser unaffiliated with us or our advisor. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Disposition of the McEwen Building.”
(5) This property was held for non-sale disposition as of December 31, 2023. On November 14, 2023, the borrower under the 201 Spear Street Mortgage Loan (the “Spear Street Borrower”) defaulted on such loan as a result of failure to pay in full the entire November 2023 monthly interest payment. On December 29, 2023, the Spear Street Borrower and the lender of the 201 Spear Street Mortgage Loan (the “Spear Street Lender”) entered a deed-in-lieu of foreclosure transaction (the “Deed-in-Lieu Transaction”). Subsequent to December 31, 2023, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Deed-in-Lieu of Foreclosure of 201 Spear Street.”

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio, excluding a real estate property that was held for non-sale disposition, by square footage and by annualized base rent as of December 31, 2023:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	9	$3,915	2.0%	264,813	4.5%
2024	93	19,319	9.7%	570,413	9.7%
2025	85	20,921	10.6%	583,294	9.9%
2026	73	22,684	11.4%	630,496	10.7%
2027	90	24,538	12.4%	755,361	12.8%
2028	68	15,756	7.9%	442,681	7.5%
2029	33	17,936	9.1%	441,265	7.5%
2030	37	20,511	10.4%	592,372	10.1%
2031	15	4,931	2.5%	168,293	2.9%
2032	18	11,783	5.9%	351,612	6.0%
2033	10	5,481	2.8%	179,072	15.4%
Thereafter	17	30,344	15.3%	905,791	3.0%
Total	548	$198,119	100.0%	5,885,463	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2023, our portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent), excluding a real estate property held for non-sale disposition, were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	108	$37,035	18.7%
Legal Services	52	24,260	12.2%
		$61,295	30.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2023, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 15, 2024, we had 148.5 million shares of common stock outstanding held by a total of approximately 29,395 stockholders. The number of stockholders is based on the records of SS&C Global Investor & Distribution Solutions, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $5.60 per share as of December 31, 2023. This estimated value per share is based on our board of directors’ approval on December 12, 2023 of an estimated value per share of our common stock of $5.60 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2023, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of November 15, 2023 and (ii) the estimated sale price based on offers received for one property that was being marketed for sale. Other than these adjustments, there were no material changes between September 30, 2023 and December 12, 2023 to the net values of our assets and liabilities that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Kroll, LLC (“Kroll”), an independent third party real estate valuation firm, to provide (i) appraisals for 15 of our consolidated real estate properties owned as of September 30, 2023 (the “Appraised Properties”), (ii) an estimated value for our investment in units of the SREIT (described below) and (iii) a calculation of the range in estimated value per share of our common stock as of December 12, 2023. Kroll based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) the estimated sale price based on offers received for one property that was being marketed for sale, (iii) its estimated value for our investment in units of the SREIT, (iv) a valuation performed by our advisor of an office property located in San Francisco, California (“201 Spear Street”) owned by us as of September 30, 2023, and (v) valuations performed by our advisor with respect to our cash, other assets, notes payable and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2023. The appraisal reports Kroll prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.

The conflicts committee reviewed Kroll’s valuation report, which included an appraised value for each of the Appraised Properties, the estimated sale price based on offers received for one property that was being marketed for sale, an estimated value of our investment in units of the SREIT and a summary of the estimated value of 201 Spear Street and each of our other assets and our liabilities as determined by our advisor and reviewed by Kroll. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $5.00 to $6.24, with an approximate mid-range value of $5.60 per share, as determined by Kroll and recommended by our advisor, which approximate mid-range value was based on Kroll’s appraisals of the Appraised Properties, the estimated sale price based on offers received for one property that was being marketed for sale, Kroll’s valuation of our investment in units of the SREIT and valuations performed by our advisor of 201 Spear Street as well as our cash, other assets, notes payable and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $5.60 as the estimated value per share of our common stock, which estimated value per share is based on those factors discussed in (i) above. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $5.60 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of our estimated value per share as of December 12, 2023 as well as the calculation of our prior estimated value per share as of September 28, 2022. Kroll was not responsible for the determination of the estimated value per share as of December 12, 2023 or September 28, 2022, respectively.

	December 12, 2023 Estimated Value per Share	September 28, 2022 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$16.41	$18.94	$(2.53)
Investment in SREIT units (3)	0.18	0.79	(0.61)
Cash, restricted cash and cash equivalents	0.30	0.26	0.04
Other assets	0.41	0.24	0.17
Notes payable (4)	(11.15)	(10.80)	(0.35)
Other liabilities	(0.55)	(0.43)	(0.12)
Estimated value per share	$5.60	$9.00	$(3.40)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$5.60	$9.00	$(3.40)
_____________________
(1) The September 28, 2022 estimated value per share was based upon a calculation of the range in estimated value per share of our common stock as of September 28, 2022 by Kroll and the recommendation of our advisor. Kroll based this range in estimated value per share upon (i) its appraisals of 17 of our consolidated real estate properties as of July 31, 2022, (ii) its estimated value for our investment in units of the SREIT as of September 20, 2022 and (iii) valuations performed by our advisor of our cash, other assets, notes payable and other liabilities as of June 30, 2022. For more information relating to the September 28, 2022 estimated value per share and the assumptions and methodologies used by Kroll and our advisor, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023.
(2) The estimated value of the Appraised Properties, the property being marketed for sale and 201 Spear Street was $2.4 billion. The decrease in the estimated value of real estate properties per share was primarily due to an overall decrease in the value of the Appraised Properties and also due to the decrease in estimated value of 201 Spear Street as we projected longer lease-up periods for the vacant space, and increased tenant turnover for currently occupied space, as demand for office space in San Francisco has significantly declined as a result of the continued work-from-home arrangements, which increased due to the COVID-19 pandemic, and due to the economic slowdown and the current rising interest rate environment.
(3) The decrease in estimated value of our investment in SREIT units per share is due to a decrease in the closing price of the units of the SREIT on the Singapore Exchange Securities Trading Limited (“SGX-ST”) as of November 15, 2023.
(4) The increase in the estimated value of notes payable per share is primarily due to additional borrowings on our existing credit facilities, offset by a decrease in the estimated value of notes payable per share related to the 201 Spear Street Mortgage Loan which was written down by $51.0 million to approximate the value of the underlying real estate property, after giving consideration to other assets and liabilities.

The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $9.00 to $5.60. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
September 28, 2022 estimated value per share	$9.00
Changes to estimated value per share
Investments
Real estate	(2.33)
Investment in SREIT units	(0.61)
Capital expenditures on real estate	(0.93)
Total change related to investments	(3.87)
Modified operating cash flows in excess of distributions declared (1)	0.01
Notes payable	0.30
Interest rate swaps	0.17
Other changes, net	(0.01)
Total change in estimated value per share	$(3.40)
December 12, 2023 estimated value per share	$5.60
_____________________
(1) Modified operating cash flows reflect modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 12, 2023, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share also does not take into consideration any financing and refinancing costs subsequent to December 12, 2023. See “—Limitations of the Estimated Value per Share” below.
As of December 12, 2023, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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

Independent Valuation Firm
Kroll(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties, to provide an estimated value of our investment in units of the SREIT and to provide a calculation of the range in estimated value per share of our common stock as of December 12, 2023. Kroll is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Kroll was based on the scope of work and not on the appraised values of the Appraised Properties or the estimated value of our investment in units of the SREIT.
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
In performing its analyses, Kroll made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Kroll assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Kroll’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect Kroll’s analyses and conclusions. Kroll’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values. See “—Limitations of the Estimated Value per Share” below.

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
Real Estate Valuation
As of September 30, 2023, we owned 17 real estate properties (consisting of 16 office properties and one mixed-use office/retail property). Kroll appraised each of our real estate properties, with the exception of (i) the McEwen Building, an office property that was being marketed for sale and was valued at its estimated sale price based on offers received, and (ii) 201 Spear Street, which valuation was based on the current indicators of market value as well as an internal analysis performed by our advisor (discussed below). Kroll appraised each of the Appraised Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on a discounted cash flow analyses for the final appraisal of each of the Appraised Properties. Kroll calculated the discounted cash flow value of each of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
Our 17 real estate properties were acquired for a total purchase price of $2.1 billion, including $30.4 million of acquisition fees and acquisition expenses, and as of September 30, 2023, we had invested $815.5 million in capital expenses and tenant improvements in these properties. The total appraised value of the Appraised Properties as of September 30, 2023 was $2.3 billion. Based on the appraisal and valuation methodologies described above, the estimated value of our 17 real estate properties, including the estimated values for the McEwen Building and 201 Spear Street, used in the December 12, 2023 estimated value per share was $2.4 billion which, when compared to the total purchase price plus subsequent capital improvements through September 30, 2023 of $3.0 billion, results in an overall decrease in the estimated value of these properties of approximately 17.5%.
The following table summarizes the key assumptions that Kroll used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.75% to 9.25%	7.50%
Discount rate	8.00% to 10.00%	8.75%
Net operating income compounded annual growth rate (1)	(0.44)% to 18.43%	5.24%
_____________________
(1) The net operating income compounded annual growth rates (the “CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the valuation period of the property) net of expenses over the valuation period for each of the properties. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties and can be significantly impacted by current occupancy at the properties. For appraised properties over 90% occupied, the CAGR range is (0.44)% to 4.89% with a weighted average CAGR of 3.01%.

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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.34	$(0.32)	$0.48	$(0.44)
Discount rate	0.30	(0.30)	0.52	(0.49)

Finally, a 1% increase in the appraised value of the Appraised Properties would result in a $0.16 increase in our estimated value per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.15 to our estimated value per share, assuming all other factors remain unchanged.
With regard to 201 Spear Street, the valuation was based on the current indicators of market value as well as an internal analysis performed by our advisor. The ultimate determination of value of the property was below the outstanding loan balance, and as a result, the value of 201 Spear Street offset by the estimated fair value of the loan and inclusive of other assets and liabilities, effectively net to zero for purposes of inclusion in our estimated value per share.
Investment in the SREIT
As of September 30, 2023, we owned 215,841,899 units of the SREIT (SGX-ST Ticker: OXMU), a Singapore real estate investment trust listed on the SGX-ST, which represented 18.2% of the outstanding units of the SREIT at that time.
We engaged Kroll to value our investment in units of the SREIT as of November 15, 2023 based on the SGX-ST trading price of the units of the SREIT as of closing on November 15, 2023 less a discount to account for holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units (“blockage”). Kroll estimated the percentage discount for the holding period risk applicable to our holdings as the quotient of the value of a hypothetical series of at-the-money put options relative to the freely traded market value of our holdings (i.e., the average of the high and low trading prices of the units times the number of units held by us), where each such put option corresponds to one of the expected future sales of such units in the public market over a period of time in which we could reasonably sell such units if desired, given the constraints imposed by blockage. Ultimately, the discount for the holding period risk may be attributable to blockage, which constrains the rate at which the holder can sell the subject units into a public market without upsetting the market’s equilibrium. Kroll’s analysis of the discount for the holding period risk applicable to our holdings had three elements: (i) analysis of trading volume in the SREIT’s units and the shares of other listed REITs in order to estimate the quantity of units that might be saleable by us in the public market; (ii) an estimate of the expected future price volatility of the SREIT’s units, which is the key variable in the valuation of the hypothetical series of put options; and (iii) application of the Black-Scholes model in the valuation of the series of put options. Based on its analysis, the estimated value of the units of the SREIT held by us as of November 15, 2023 was $26.4 million. The 215,841,899 units of the SREIT owned by us as of November 15, 2023 were acquired at an aggregate purchase price of $189.9 million.
While we believe that Kroll’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the estimated value of the units of the SREIT held by us and thus, our estimated value per share. If the volatility rate Kroll used to value these units was adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged, there would be no material impact to our estimated value per share.
Notes Payable
With the exception of the 201 Spear Street Mortgage Loan (discussed below), the estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2023, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. With regard to the 201 Spear Street Mortgage Loan, the carrying value of the debt exceeds the estimated fair value of the underlying real estate property. To estimate the fair value of the 201 Spear Street Mortgage Loan, we wrote down the value of the debt to approximate the fair value of the real estate property, after giving consideration to other assets and liabilities.

As of September 30, 2023, the GAAP fair value and the carrying value of our notes payable were $1.7 billion and $1.7 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 8.5%. Our notes payable had a weighted-average remaining term of 0.2 years as of September 30, 2023.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$—	$0.01	$(0.01)	$0.02

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
Limitations of the Estimated Value per Share
As mentioned above, we provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The estimated value per share set forth above first appeared on the December 31, 2023 customer account statements that were mailed in January 2024. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2023, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of November 15, 2023 and (ii) the estimated sale price based on offers received for one property that was being marketed for sale. Other than these adjustments, there were no material changes between September 30, 2023 and December 12, 2023 to the net values of our assets and liabilities that impacted the overall estimated value per share, and we did not make any other adjustments to the estimated value per share from the date of the valuations above, including any adjustments relating to the following, among others: (i) net operating income earned; and (ii) the redemption of shares. However, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment. The valuation of our investment in the SREIT is also subject to increased uncertainty. Due to the disruptions in the financial markets, the trading price of the common units of the SREIT has experienced substantial volatility. The SREIT also has a significant amount of debt maturing in 2024, which adds additional uncertainty around the value of the units.
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, high interest rates and persistent inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels in those markets. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and on our ongoing cash flow. As of March 18, 2024, we have $1.2 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, in addition to raising capital through new equity or debt, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. We also may defer noncontractual expenditures. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern. Continued disruptions in the financial markets and economic uncertainty could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior, such as continued work-from-home arrangements, could materially and negatively impact the future demand for office space, further adversely impacting our operations. These risks are not priced into the December 12, 2023 estimated value per share.
Our estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 12, 2023, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share does not take into consideration any financing and refinancing costs subsequent to December 12, 2023. We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2024.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$9.00		September 28, 2022	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2022, filed March 13, 2023
$10.78		November 1, 2021	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2021, filed March 31, 2022
$10.77		May 13, 2021	Current Report on Form 8-K, filed with the SEC on May 14, 2021
$10.74		December 7, 2020	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2020, filed March 12, 2021
$11.65	(1)	December 4, 2019	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2019, filed March 6, 2020
$12.02		December 3, 2018	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2018, filed March 14, 2019
$11.73		December 6, 2017	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2017, filed March 8, 2018
$10.63		December 9, 2016	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2016, filed March 13, 2017
$10.04		December 8, 2015	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2015, filed March 14, 2016
$9.42	(2)	December 9, 2014	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2014, filed March 9, 2015
$9.29	(2)	May 5, 2014	Supplement no. 3 to our prospectus dated April 25, 2014 (Registration No. 333-164703), filed May 6, 2014
_____________________
(1) Excluding the special dividend, our estimated value per share of common stock would have been $12.45.
(2) Determined solely to be used as a component in calculating the offering prices in our now-terminated primary initial public offering.
Distribution Information
Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to pay any dividends or distributions on our common stock during the term of the loan agreement, which matures on March 1, 2026. We have not declared any distributions since June 2023. We are unable to predict when or if we will be in a position to pay distributions to our stockholders. See Part I, Item 1A, “Risk Factors—Risks Associated with Debt Financing and Going Concern Considerations.”
If and when we pay distributions, we may fund distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds.
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

During 2023 and 2022, we declared distributions based on a monthly record date for each month during the period commencing January 2022 through December 2022 and January 2023 through June 2023, respectively. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2023 and 2022, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2023
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$17,073	$17,121	$—	$—	$34,194
Total Per Share Distribution (1) (2)	$0.115	$0.115	$—	$—	$0.230
	2022
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$22,795	$22,336	$22,017	$22,087	$89,235
Total Per Share Distribution (1) (2)	$0.149	$0.149	$0.150	$0.150	$0.598
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
The tax composition of our distributions declared for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Ordinary Income	—%	3%
Capital Gain	—%	—%
Return of Capital	100%	97%
Total	100%	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Amended and Restated Share Redemption Program
Due to certain restrictions and covenants included in one of our credit facilities, we do not expect to redeem any shares of our common stock during the term of the loan agreement, which has a maturity date of March 1, 2026. As a result, on March 15, 2024, our board of directors terminated our share redemption program.
On January 17, 2023, our board of directors suspended Ordinary Redemptions (defined below) under our share redemption program to preserve capital needed for the underlying real estate properties due to the current market environment. On December 12, 2023, the Company’s board of directors suspended all redemptions, including Special Redemptions (defined below), under the Company’s share redemption program. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”).
During the year ended 2023, all shares redeemed under the share redemption program qualified as Special Redemptions. For the months of January 2023 through November 2023, we fulfilled all Special Redemption requests eligible for redemption under our share redemption program and received in good order.
There were several limitations on our ability to redeem shares under our share redemption program.
Pursuant to our share redemption program, redemptions made in connection with Special Redemptions were made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date, which was $9.00 per share for redemptions for the months of January 2023 through November 2023.

During the year ended December 31, 2023, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and from debt financing. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2023	118,125	$9.00	(2)
February 2023	122,546	$9.00	(2)
March 2023	83,897	$9.00	(2)
April 2023	146,969	$9.00	(2)
May 2023	137,868	$9.00	(2)
June 2023	135,112	$9.00	(2)
July 2023	77,940	$9.00	(2)
August 2023	153,579	$9.00	(2)
September 2023	135,948	$9.00	(2)
October 2023	105,435	$9.00	(2)
November 2023	131,246	$9.00	(2)
December 2023	—	$—	(2)
Total	1,348,665
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
(2) See discussion above. On March 15, 2024, our board of directors terminated our share redemption program.
In addition to the redemptions under the share redemption program described above, during the year ended December 31, 2023, we repurchased an additional 417 shares of our common stock at an average price of $9.00 per share for an aggregate price of $3,753.

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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2023, we owned 16 office properties (of which one property was held for non-sale disposition), one mixed-use office/retail property and an investment in the equity securities of the SREIT. On December 29, 2023, we entered a deed-in-lieu of foreclosure transaction with the 201 Spear Street mortgage lender. On January 9, 2024, the mortgage lender transferred title to the 201 Spear Street property to a third-party buyer of the mortgage loan. Additionally, on February 21, 2024, we sold the McEwen Building to a third-party buyer.

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
Going Concern Considerations
The accompanying consolidated financial statements and notes in this Annual Report have been prepared assuming we will continue as a going concern. The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, high interest rates and persistent inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels, and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels in those markets. Both upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and on our ongoing cash flow, which, in large part, provide liquidity for capital expenditures needed to manage our real estate assets.
Due to disruptions in the financial markets, it is difficult to refinance maturing debt obligations as lenders are hesitant to make new loans in the current market environment with so many uncertainties surrounding asset valuations, especially in the office real estate market. As of March 18, 2024, we have $1.2 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
On February 12, 2024, after running an interview process with several investment banks, we engaged Moelis & Company LLC, a global investment bank with expertise in real estate, capital raising and restructuring, to assist us in developing, evaluating and pursuing a comprehensive plan to maximize the value of our assets in a manner that would be beneficial to all of our stakeholders.
We are proactively and productively engaged in discussions with our lenders for the modification and extension of our maturing debt obligations, including the Amended and Restated Portfolio Loan Facility with an outstanding principal balance of $601.3 million as of March 18, 2024. On February 6, 2024, we entered a six-month extension and modification agreement for this facility. Among other requirements, the extension agreement requires that we raise not less than $100.0 million in new equity, debt or a combination of both on or prior to July 15, 2024 and the failure to do so constitutes an immediate default under the facility. The extension agreement also provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered by U.S. Bank, National Association following a default under the following loans (a) our unsecured credit facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of KBS REIT Properties III LLC, our indirect wholly owned subsidiary, where the demand made or amount guaranteed is greater than $5.0 million.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, in addition to raising capital through new equity or debt, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. We also may defer noncontractual expenditures.

There can be no assurances as to the certainty or timing of management’s plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to successfully refinance, restructure or extend certain of our debt instruments, our ability to raise new equity or debt and our ability to sell assets. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.
Continued disruptions in the financial markets and economic uncertainty could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, further adversely impacting our operations.

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Declines in rental rates, slower or potentially negative net absorption of leased space, increased rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties have decreased and could continue to decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), increased rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Increases in the cost of financing due to higher interest rates and higher market interest rate spreads has prevented us from refinancing debt obligations at terms as favorable as the terms of existing indebtedness and we expect this to continue with upcoming loan maturities. Further, increases in interest rates increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not fixed through interest rate swap agreements or limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. The current challenging interest rate environment, and lack of financing available in the current environment, has had a downward impact on real estate values, especially for commercial office buildings, and has significantly impacted the amount of transaction activity in the commercial real estate market and made valuing such assets increasingly difficult. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure in this challenging environment.

Liquidity and Capital Resources
As described above under “—Going Concern Considerations,” our management determined that substantial doubt exists about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. Our principal demands for funds during the short and long-term are and will be for payments (including maturity payments) under debt obligations and operating expenses, capital expenditures and general and administrative expenses. As discussed below, due to certain restrictions and covenants on distributions and redemptions included in one of our loan agreements, we do not expect to pay any dividends or distributions or redeem any shares of our common stock during the term of the loan agreement, which matures on March 1, 2026. Our primary sources of capital for meeting our cash requirements are as follows:
•Cash flow generated by our real estate and real estate-related investments;
•Debt financings (including any amounts currently available under existing loan facilities); and
•Proceeds from the sale of our real estate properties and real estate-related investments.

Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. Due to uncertainties in the U.S. office real estate market, most notably in the greater San Francisco Bay Area where we own certain assets, our cash flows have been and we anticipate that our future cash flows from operations may be impacted due to lease rollover and reduced demand for office space.
We have also made a significant investment in the common units of the SREIT. Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of December 31, 2023, we held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. The SREIT also has a significant amount of debt maturing in 2024, which creates additional uncertainty around the value of the units. As of March 18, 2024, the aggregate value of our investment in the units of the SREIT was $26.3 million, which was based solely on the closing price of the units on the SGX-ST of $0.122 per unit as of March 18, 2024, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.758 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
As of December 31, 2023, we had mortgage debt obligations in the aggregate principal amount of $1.7 billion, with a weighted-average remaining term of 0.5 years. As of December 31, 2023, we had $1.6 billion of notes payable maturing during the 12 months ending December 31, 2024. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of issuance of these financial statements. As of December 31, 2023, our debt obligations consisted of $119.9 million of fixed rate notes payable and $1.6 billion of variable rate notes payable. As of December 31, 2023, the interest rates on $1.3 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements.
We are proactively and productively engaged in discussions with our lenders for the modification and extension of our maturing debt obligations, including the Amended and Restated Portfolio Loan Facility with an outstanding principal balance of $601.3 million as of March 18, 2024. On February 6, 2024, we entered a six-month extension and modification agreement for this facility. Among other requirements, the extension agreement requires that we raise not less than $100.0 million in new equity, debt or a combination of both on or prior to July 15, 2024 and the failure to do so constitutes an immediate default under the facility. The extension agreement also provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered by U.S. Bank, National Association following a default under the following loans (a) our unsecured credit facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of KBS REIT Properties III LLC, our indirect wholly owned subsidiary, where the demand made or amount guaranteed is greater than $5.0 million.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, in addition to raising capital through new equity or debt, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. We also may defer noncontractual expenditures.
There can be no assurances as to the certainty or timing of management’s plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to successfully refinance, restructure or extend certain of our debt instruments, our ability to raise new equity or debt and our ability to sell assets. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.

In addition, three of our debt facilities (representing $0.9 billion of our borrowings and 10 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts. However, such cash management accounts decrease our operating flexibility.
As a result of the current interest rate environment, the recent extensions and refinancings of certain of our loans have reduced our available liquidity and we anticipate that future loan refinancings may further impact our liquidity position due to potential required loan paydowns at extension and increased interest rate spreads. Additionally, we have entered into various interest rate swap agreements that are currently below market and as those swaps expire, our interest expense will increase and further impact our liquidity position and ongoing cash flows.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2023, our borrowings and other liabilities were approximately 59% of the cost (before deducting depreciation and other noncash reserves) and 61% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
During the year ended December 31, 2023, we recorded non-cash impairment charges of $45.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As a result, 201 Spear Street was valued at substantially less than the outstanding mortgage debt of $125.0 million, which debt had an initial loan maturity of January 5, 2024. On November 14, 2023, the Spear Street Borrower defaulted on the 201 Spear Street Mortgage Loan as a result of failure to pay in full the entire November 2023 monthly interest payment. On December 29, 2023, the Spear Street Borrower and the Spear Street Lender entered the Deed-in-Lieu Transaction. On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. See “–Subsequent Events – Deed-in-Lieu of Foreclosure of 201 Spear Street.”
In January 2023, our board of directors reduced our distribution rate from prior periods due to the continued impact of the economic slowdown on our cash flows. We have not declared any distributions since June 2023. Cash distributions to our stockholders related to distributions declared from January 2023 to June 2023 were funded with cash flow from operations from current and prior periods and proceeds from debt financing. We have experienced a reduction in our net cash flows from operations in recent periods primarily due to higher interest expense. We are unable to predict when or if we will be in a position to pay distributions to our stockholders. Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to pay any dividends or distributions on our common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, on March 15, 2024, we terminated our dividend reinvestment plan. See Part I, Item 1A, “Risk Factors,” Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Information,” “—Going Concern Considerations,” “—Market Outlook—Real Estate and Real Estate Finance Markets” above and “—Distributions” below.
Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to redeem any shares of our common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, we terminated our share redemption program on March 15, 2024. On January 17, 2023, our board of directors suspended Ordinary Redemptions to preserve capital in the current market environment. On December 12, 2023, our board of directors suspended all redemptions, including Special Redemptions.

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2023 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the year ended December 31, 2023 and 2022, net cash provided by operating activities was $41.6 million and $76.0 million, respectively. Net cash provided by operating activities was lower during the year ended December 31, 2023 primarily as a result of higher interest expense and a decrease in dividend income received from the SREIT, offset by lower asset management fees paid to our advisor during the year ended December 31, 2023 as a result of an increase in asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as discussed below.
Cash Flows from Investing Activities
Net cash used in investing activities was $81.2 million for the year ended December 31, 2023 due to improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $36.7 million and primarily consisted of the following:
•$64.3 million of net cash provided by debt financing as a result of proceeds from notes payable of $77.2 million, partially offset by principal payments on notes payable of $10.0 million and payments of deferred financing costs of $2.9 million;
•$25.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $16.2 million;
•$12.1 million of cash used for redemptions and repurchases of common stock; and
•$9.9 million provided by interest rate swap settlements for off-market swap instruments.
We also expect to use our capital resources to make certain payments to our advisor. We currently make payments to our advisor in connection with the management of our investments and costs incurred by our advisor in providing services to us. We also pay fees to our advisor in connection with the disposition of investments. We reimburse our advisor and dealer manager for certain stockholder services. In addition, our advisor is entitled to an incentive fee upon achieving certain performance goals.
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

Notwithstanding the foregoing, on November 8, 2022, we and our advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, we paid $1.15 million of the monthly asset management fee to our advisor in cash and we deposited the remainder of the monthly asset management fee into an interest bearing account in our name, which amounts will be paid to our advisor from such account solely as reimbursement for payments made by our advisor pursuant to our advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of our advisor. The Bonus Retention Fund was fully funded in December 2023, when we had deposited $8.5 million in cash into such account. Following such time the monthly asset management fee became fully payable in cash to our advisor. Our advisor has acknowledged and agreed that payments by our advisor to employees under our advisor’s employee retention program that are reimbursed by us from the Bonus Retention Fund will be conditioned on (a) our liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of us in which (i) we are not the surviving entity and (ii) our advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of our assets; (d) the non-renewal or termination of the advisory agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the advisory agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of our executive officers, Mr. Waldvogel and Ms. Yamane, and one of our directors, Mr. DeLuca, participate in and have been allocated awards under our advisor’s employee retention program, which awards would only be paid as set forth above.
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
Pursuant to the current advisory agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The advisory agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred. We have not made any payments to our advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to December 31, 2023.
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
The advisory agreement may be terminated (i) upon 60 days written notice without cause or penalty by either us (acting through the conflicts committee) or our advisor or (ii) immediately by us for cause or upon the bankruptcy of our advisor. If the advisory agreement is terminated without cause, then our advisor will be entitled to receive from us any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees, provided that upon such non-renewal or termination we do not retain an advisor in which our advisor or its affiliates have a majority interest. Upon termination of the advisory agreement, all unpaid Deferred Asset Management Fees will automatically be forfeited by our advisor, and if the advisory agreement is terminated for cause, any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees will also automatically be forfeited by our advisor.
As of December 31, 2023, we had accrued $17.0 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Also, included in accrued asset management fees as of December 31, 2023 is $8.5 million of restricted cash deposited into the Bonus Retention Fund. We had not made any payments to our advisor from the Bonus Retention Fund as of December 31, 2023. For the year ended December 31, 2022, we and our advisor agreed to adjust MFFO for the purpose of the calculation above to add back the following non-operating expenses: a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to us.

Debt Obligations
The following is a summary of our debt obligations as of December 31, 2023 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	2024	2025-2026	2027-2028
Outstanding debt obligations (1)	$1,738,613	$1,553,743	$184,870	$—
Interest payments on outstanding debt obligations (2) (3)	61,201	48,328	12,873	—
Interest payments on interest rate swaps (4) (5)	—	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of December 31, 2023. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. See the above discussion under “—Liquidity and Capital Resources” as well as “—Going Concern Considerations” and “—Subsequent Events.” Amounts include the 201 Spear Street Mortgage Loan with an outstanding principal balance of $125.0 million as of December 31, 2023. See note (3) below.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2023 (consisting of the contractual interest rate and using interest rate indices as of December 31, 2023, where applicable). We incurred interest expense related to notes payable of $116.3 million, excluding amortization of deferred financing costs totaling $4.2 million, during the year ended December 31, 2023. Subsequent to December 31, 2023, we have continued to have discussions with our lenders regarding potential modifications to certain debt obligations, including the Amended and Restated Portfolio Loan Facility and Accenture Tower Revolving Loan. In addition, in connection with the disposition of the McEwen Building on February 21, 2024, the maturity date of the Modified Portfolio Revolving Loan Facility was extended to March 1, 2026. See “ – Subsequent Events – Modified Portfolio Revolving Loan Facility.” Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, we expect lenders to demand higher interest rate spreads compared to the existing terms in our current loan agreements as was the case with the modification of the Modified Portfolio Revolving Loan Facility executed subsequent to December 31, 2023.
(3) Projected interest payments do not include interest related to the 201 Spear Street Mortgage Loan. The Spear Street Borrower defaulted on the 201 Spear Street Mortgage Loan as a result of failure to pay in full the entire November 2023 monthly interest payment, resulting in an event of default on the loan on November 14, 2023. Subsequent to December 31, 2023, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. See “– Subsequent Events – Deed-in-Lieu of Foreclosure of 201 Spear Street.”
(4) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of December 31, 2023. In the case where the swapped floating rate (Fallback SOFR or one-month Term SOFR) at December 31, 2023 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(5) We incurred net realized gains related to interest rate swaps of $31.4 million, excluding unrealized losses on derivative instruments of $16.4 million, during the year ended December 31, 2023.
For additional information regarding our debt obligations and loan maturities, see “—Going Concern Considerations,” “—Market Outlook—Real Estate and Real Estate Finance Markets,” “—Liquidity and Capital Resources” and “—Subsequent Events.”

Capital Expenditures Obligations
As of December 31, 2023, we have capital expenditure obligations of $39.8 million, the majority of which is expected to be spent in the next twelve months and of which $17.1 million has already been accrued and included in accounts payable and accrued liabilities on our consolidated balance sheet as of December 31, 2023. This amount includes unpaid contractual obligations for building improvements and unpaid portions of tenant improvement allowances which were granted pursuant to lease agreements executed as of December 31, 2023, including amounts that may be classified as lease incentives pursuant to GAAP. In certain cases, tenants may have discretion when to utilize their tenant allowances and may delay the start of projects or tenants control the construction of their projects and may not submit timely requests for reimbursement or there are general construction delays, all of which could extend the timing of payment for a portion of these capital expenditure obligations beyond twelve months. The capital expenditure obligations will be funded from cash on hand, draws on current loan facilities with additional availability, future property cash flows and possibly additional cash received by us through capital raising efforts. See “—Going Concern Considerations.”

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 13, 2023 and which specific discussion is incorporated herein by reference.
As of December 31, 2023 and 2022, we owned 16 office properties (of which one property was held for non-sale disposition as of December 31, 2023), one mixed-use office/retail property and an investment in the equity securities of the SREIT. The following table provides summary information about our results of operations for the years ended December 31, 2023 and 2022 (dollar amounts in thousands):
Comparison of the year ended December 31, 2023 versus the year ended December 31, 2022

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2023	2022
Rental income	$270,158	$275,026	$(4,868)	(2)%
Dividend income from real estate equity securities	11,850	14,850	(3,000)	(20)%
Other operating income	18,669	18,141	528	3%
Operating, maintenance and management	75,914	74,783	1,131	2%
Real estate taxes and insurance	52,789	51,811	978	2%
Asset management fees to affiliate	20,839	20,102	737	4%
General and administrative expenses	7,297	8,115	(818)	(10)%
Depreciation and amortization	115,235	111,860	3,375	3%
Interest expense	120,475	60,259	60,216	100%
Net gain on derivative instruments	(14,907)	(51,932)	37,025	(71)%
Impairment charges on real estate	45,459	—	45,459	100%
Unrealized loss on real estate equity securities	(35,614)	(92,812)	57,198	(62)%
Write-off of prepaid offering costs	—	(2,728)	2,728	(100)%
Other interest income	505	63	442	702%

Rental income from our real estate properties decreased from $275.0 million for the year ended December 31, 2022 to $270.2 million for the year ended December 31, 2023, primarily due to the reserve for straight-line rent for a lease at 201 Spear Street. We expect rental income to decrease in future periods to the extent we dispose of properties, to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Dividend income from our real estate equity securities decreased from $14.9 million for the year ended December 31, 2022 to $11.9 million for the year ended December 31, 2023 due to a decrease in the dividend rate per unit declared by the SREIT. We expect dividend income for our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.
Other operating income increased from $18.1 million during the year ended December 31, 2022 to $18.7 million for the year ended December 31, 2023. The increase in other operating income was primarily due to an increase in parking revenues as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets and to decrease to the extent we dispose of properties.

Operating, maintenance and management costs increased from $74.8 million for the year ended December 31, 2022 to $75.9 million for the year ended December 31, 2023. The increase in operating, maintenance and management costs was primarily due to an overall increase in repairs and maintenance costs and operating costs, including janitorial and security costs, as a result of general inflation and an increase in physical occupancy. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance increased from $51.8 million for the year ended December 31, 2022 to $52.8 million for the year ended December 31, 2023, primarily due to a lower 2022 real estate tax for a real estate property as a result of a property tax appeal during the year ended December 31, 2022. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and to vary based on future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees increased from $20.1 million for the year ended December 31, 2022 to $20.8 million for the year ended December 31, 2023, primarily due to capital improvements at our real estate properties. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of December 31, 2023, there were $17.0 million of accrued asset management fees, of which $8.5 million were Deferred Asset Management Fees and $8.5 million was restricted cash deposited into the Bonus Retention Fund. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “— Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $8.1 million for the year ended December 31, 2022 to $7.3 million for the year ended December 31, 2023, primarily due to professional fees incurred related to our conflicts committee’s and board of directors’ evaluation of various alternatives available to us during the year ended December 31, 2022. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees, financial advisor consulting fees and audit costs. We expect general and administrative expenses to increase in the future due to higher portfolio legal fees and consulting fees we expect to incur in 2024.
Depreciation and amortization increased from $111.9 million for the year ended December 31, 2022 to $115.2 million for the year ended December 31, 2023, primarily due to an increase in capital improvements as a result of lease expansion at a property and acceleration of depreciation and amortization for early lease terminations. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense increased from $60.3 million for the year ended December 31, 2022 to $120.5 million for the year ended December 31, 2023. Included in interest expense was (i) $56.4 million and $116.3 million of interest expense payments for the years ended December 31, 2022 and 2023, respectively, and (ii) the amortization of deferred financing costs of $3.9 million and $4.2 million for the years ended December 31, 2022 and 2023, respectively. The increase in interest expense was primarily due to higher one-month LIBOR, one-month BSBY and one-month Term SOFR during the year ended December 31, 2023 and the related impact on interest expense related to the portion of our variable rate debt and draws on our revolving debt. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings and to increase if interest rate spreads are higher when we refinance our existing loans.
We recognized net gain on derivative instruments of $14.9 million for the year ended December 31, 2023. Included in net gain on derivative instruments was (i) $31.4 million of realized gain on interest rate swaps, offset by (ii) unrealized loss on interest rate swaps of $16.4 million and (iii) fair value loss on interest rate cap of $25,000 for the year ended December 31, 2023. We recognized net gain on derivative instruments of $51.9 million for the year ended December 31, 2022. Included in net gain on derivative instruments was (i) unrealized gain on interest rate swaps of $52.2 million and (ii) realized gain on interest rate swaps of $6.9 million, offset by (iii) $7.2 million of realized loss on interest rate swaps for the year ended December 31, 2022. The decrease in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the year ended December 31, 2023. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.

During the year ended December 31, 2023, we recorded non-cash impairment charges of $45.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows to be lower than the net carrying value of the property. On November 14, 2023, the Spear Street Borrower defaulted on the 201 Spear Street Mortgage Loan as a result of failure to pay in full the entire November 2023 monthly interest payment. On December 29, 2023, the Spear Street Borrower and the Spear Street Lender entered the Deed-in-Lieu Transaction. Subsequent to December 31, 2023, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. See “– Subsequent Events – Deed-in-Lieu of Foreclosure of 201 Spear Street.” We did not record any non-cash impairment charges during the year ended December 31, 2022.
During the year ended December 31, 2023 and 2022, we recorded unrealized losses on real estate equity securities of $35.6 million and $92.8 million, respectively, as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST.
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses MFFO as an indicator of our ongoing performance. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes other non-operating items included in FFO. MFFO excludes non-cash items such as straight-line rental revenue. Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance. MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs. MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures. See also “—Going Concern Considerations,” “—Market Outlook—Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance as neither FFO nor MFFO reflects adjustments for the operations of properties sold or under contract to sale during the periods presented. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to one property which was held for non-sale disposition as of December 31, 2023 and properties sold during the year ended December 31, 2021.
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
•Unrealized losses (gains) on derivative instruments. These adjustments include unrealized losses (gains) from mark-to-market adjustments on interest rate swaps and the interest rate cap. The change in fair value of interest rate swaps and the interest rate cap not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense. We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements and interest rate cap; and
•Loss from extinguishment of debt. A loss from extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income attributable to common stockholders	$(157,533)	$(62,458)	$143,657
Depreciation of real estate assets	97,331	91,429	86,025
Amortization of lease-related costs	17,904	20,431	24,959
Impairment charges on real estate	45,459	—	—
Unrealized loss (gain) on real estate equity securities	35,614	92,812	(16,765)
Gain on sale of real estate, net	—	—	(114,321)
Adjustment for investment in unconsolidated entity (1)	—	—	12,046
FFO attributable to common stockholders (2) (3) (4)	38,775	142,214	135,601
Straight-line rent and amortization of above- and below-market leases, net	(8,404)	(12,176)	(5,304)
Loss from extinguishment of debt	—	—	214
Unrealized losses (gains) on derivative instruments	16,451	(52,189)	(23,283)
Adjustment for investment in unconsolidated entity (1)	—	—	(3,321)
MFFO attributable to common stockholders (2) (3) (4)	$46,822	$77,849	$103,907
_____________________
(1) Reflects our noncontrolling interest share of adjustments to convert our net income (loss) to FFO and MFFO for our equity investment in an unconsolidated entity.
(2) FFO and MFFO for the year ended December 31, 2021 include a one-time $2.5 million holdover payment from a tenant related to a six-month lease extension which was received in December 2021 and was recognized as rental income for GAAP purposes on a straight-line basis for a six-month period through May 2022.
(3) FFO and MFFO exclude our share of the SREIT’s FFO and MFFO, respectively, for the period from November 9, 2021 through December 31, 2021 and for the years ended December 31, 2022 and 2023. On November 9, 2021, upon our sale of 73,720,000 units in the SREIT, we determined that based on our ownership interest of 18.5% of the outstanding units of the SREIT as of that date, we no longer have significant influence over the operations, financial policies and decision making with respect to the SREIT and therefore, ceased accounting for our investment in the SREIT as an equity method investment on that date. Accordingly, effective November 9, 2021, our investment in the units of the SREIT represents an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date. As a result, FFO and MFFO related to our investment in the SREIT will be recognized based on dividends declared. FFO and MFFO for the years ended December 31, 2022 and 2023 include the aggregate dividends declared and received from the SREIT for the years ended December 31, 2022 and 2023, respectively.
(4) FFO and MFFO for the year ended December 31, 2022 include a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to us. In connection with the conflict committee’s and the board of directors’ assessment of alternatives available to us, our assessment of our capital raising prospects, market conditions, economic uncertainty and the other factors mentioned above under “—Overview”, at this time we do not intend to pursue a conversion to an “NAV REIT.” In order to avoid additional legal, accounting and other offering costs, we withdrew our registration statement on Form S-11 to register a public offering as an NAV REIT, which had been filed with the SEC.
Our calculation of MFFO above includes amounts related to the operations of one property which was held for non-sale disposition as of December 31, 2023 and two office properties sold on January 19, 2021 and November 2, 2021, respectively. Please refer to the table below with respect to the proportion of MFFO related to one property which was held for non-sale disposition as of December 31, 2023 and the real estate properties sold during the year ended December 31, 2021 (in thousands).

	For the Years Ended December 31,
	2023	2022	2021
MFFO by component:
Assets held for investment	$51,313	$68,500	$89,285
Real estate property held for non-sale disposition	(4,491)	9,349	10,035
Real estate properties sold	—	—	4,587
MFFO	$46,822	$77,849	$103,907

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions
Distributions declared, distributions paid and cash flow from operating activities were as follows during 2023 (in thousands, except per share amounts):

	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid (2)			Cash Flow from Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2023	$17,073	$0.115	$11,303	$7,448	$18,751	$5,192
Second Quarter 2023	17,121	0.115	10,488	6,617	17,105	6,510
Third Quarter 2023	—	—	3,528	2,184	5,712	25,490
Fourth Quarter 2023	—	—	—	—	—	4,442
	$34,194	$0.230	$25,319	$16,249	$41,568	$41,634
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
For the year ended December 31, 2023, we paid aggregate distributions of $41.6 million, including $25.3 million of distributions paid in cash and $16.3 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the year ended December 31, 2023 was $157.5 million. FFO for the year ended December 31, 2023 was $38.8 million and cash flow from operating activities was $41.6 million. See the reconciliation of FFO to net income above. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $17.4 million of cash flow from current operating activities, $8.3 million of cash flow from operating activities in excess of distributions paid during prior periods and $15.9 million of proceeds from debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.
In January 2023, we reduced the distribution rate from that of prior periods due to the continued impact of the economic slowdown on our cash flows. We have not declared any distributions since June 2023. We are unable to predict when or if we will be in a position to pay distributions to our stockholders. Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to pay any dividends or distributions on our common stock during the term of the loan agreement, which matures on March 1, 2026. If and when we pay distributions, we may fund distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds. We have no limits on the amounts we may pay from such sources. See Part I, Item 1A, “Risk Factors,” Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Information,” and above under “—Going Concern Considerations,” “—Market Outlook—Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”

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

Real Estate Acquisition Valuation
We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business. For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition. To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
Real Estate Held for Non-Sale Disposition
We consider real estate assets that do not meet the criteria for held for sale but are expected to be disposed of other than by sale as real estate held for non-sale disposition. The assets and liabilities related to real estate held for non-sale disposition are included in our consolidated balance sheets and the results of operations are presented as part of continuing operations in our consolidated statements of operations for all periods presented. Operating results of properties that will be disposed of other than by sale will be included in continuing operations on our consolidated statements of operations until the ultimate disposition of real estate.
Real Estate Equity Securities
Real estate equity securities are carried at fair value based on quoted market prices for the security. Unrealized gains and losses on real estate equity securities are recognized in earnings.
Derivative Instruments
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. We record these derivative instruments at fair value on the accompanying consolidated balance sheets. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and presented in the accompanying consolidated statements of operations.
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

Fair Value Election of Hybrid Financial Instruments with Embedded Derivatives
When we enter into interest rate swaps which include off-market terms, we determine if these contracts are hybrid financial instruments with embedded derivatives requiring bifurcation between the host contract and the derivative instrument. We elected to initially and subsequently measure these hybrid financial instruments in their entirety at fair value with concurrent documentation of this election. Changes in the fair value of the hybrid financial instrument under this fair value election are recorded in earnings and are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. The cash flows for these off-market swap instruments which contain an other-than-insignificant financing element at inception are included in cash flows provided by or used in financing activities on the accompanying consolidated statements of cash flows.
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
Deed-in-Lieu of Foreclosure of 201 Spear Street
On November 14, 2023, the Spear Street Borrower defaulted on the 201 Spear Street Mortgage Loan as a result of failure to pay in full the entire November 2023 monthly interest payment, resulting in an event of default on the loan on November 14, 2023.
On December 29, 2023, the Spear Street Borrower and the Spear Street Lender entered the Deed-in-Lieu Transaction. Pursuant to the Deed-in-Lieu Transaction, the Spear Street Lender has the right to transfer title to the 201 Spear Street property to itself or its designee for up to a six-month period ending June 15, 2024. On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan.
Amended and Restated Portfolio Loan Facility
On February 6, 2024, we, through certain of our indirect wholly owned subsidiaries (the “Amended and Restated Portfolio Loan Facility Borrowers”), entered into a fourth loan modification and extension agreement with the Agent and the Portfolio Loan Lenders (the “Fourth Extension Agreement”). Pursuant to the Fourth Extension Agreement, the Agent and Portfolio Loan Lenders agreed to extend the maturity of the Amended and Restated Portfolio Loan Facility to August 6, 2024.
Under the Fourth Extension Agreement, the Agent and the Portfolio Loan Lenders waived the requirement for the properties securing the loan (the “Portfolio Loan Properties”) to satisfy the minimum required ongoing debt service coverage ratio as of the December 31, 2023, March 31, 2024 and June 30, 2024 test dates and waived the requirement for KBS REIT Properties III LLC (“REIT Properties III”) as guarantor to satisfy a net worth covenant for the period between February 6, 2024 and August 6, 2024.
The Fourth Extension Agreement also includes, among other requirements, a requirement for us to raise not less than $100,000,000 in new equity, debt or a combination of both on or prior to July 15, 2024.
The Fourth Extension Agreement provides that 100% of excess cash flow from the Portfolio Loan Properties continues to be deposited monthly into a cash collateral account (the “Cash Sweep Collateral Account”). Funds may not be withdrawn from the Cash Sweep Collateral Account without the prior written consent of the Agent, and upon certain events, the Agent has the right to withdraw funds from the Cash Sweep Collateral Account.
The Fourth Extension Agreement provides that, subject to the requirements contained therein, the Amended and Restated Portfolio Loan Facility Borrowers will be permitted to withdraw funds from the Cash Sweep Collateral Account to pay or reimburse the Amended and Restated Portfolio Loan Facility Borrowers for approved tenant improvements, leasing commissions and capital improvements and for operating shortfalls related to the Portfolio Loan Properties to the extent they occur in any month.

Additionally, the Fourth Extension Agreement provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default under the following loans is delivered by U.S. Bank, National Association under (a) our unsecured credit facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of REIT Properties III where the demand made or amount guaranteed is greater than $5.0 million.
The Amended and Restated Portfolio Loan Facility Borrowers also agreed to pay the Portfolio Loan Lenders a non-refundable fee in the amount of $0.9 million, to deposit $5.0 million into the Cash Sweep Collateral Account (which will generally be used to fund capital expenditures and operating cash flow needs of the Portfolio Loan Properties), and to pay the Portfolio Loan Lenders an exit fee in the amount of $1.0 million, which is due on the earliest to occur of the maturity date, the repayment of the loan in full and the occurrence of a default under the loan.
Disposition of the McEwen Building
On April 30, 2012, we, through an indirect wholly owned subsidiary, acquired an office building containing 175,262 rentable square feet located on approximately 10.7 acres of land in Franklin, Tennessee (the “McEwen Building”). On February 21, 2024, we completed the sale of the McEwen Building to a purchaser unaffiliated with us or our advisor, for $48.8 million, before third-party closing costs of approximately $1.1 million and excluding disposition fees payable to our advisor.
Modified Portfolio Revolving Loan Facility
On October 17, 2018, certain of our indirect wholly owned subsidiaries (the “Modified Portfolio Revolving Loan Borrowers”) entered into a loan facility (as subsequently modified and amended, the “Modified Portfolio Revolving Loan Facility”) with U.S. Bank National Association, as administrative agent (the “Modified Portfolio Revolving Loan Agent”). The current lenders under the Modified Portfolio Revolving Loan Facility are U.S. Bank National Association, Regions Bank, Citizens Bank, City National Bank and Associated Bank, National Association (the “Modified Portfolio Revolving Loan Lenders”).
On February 21, 2024, in connection with the disposition of the McEwen Building and pursuant to the Third Modification Agreement (defined below), the Modified Portfolio Revolving Loan Borrowers paid the Modified Portfolio Revolving Loan Agent the net sales proceeds from the sale of the McEwen Building (“Required McEwen Payment”) of $46.2 million, which amount was applied to reduce the outstanding principal amount of the Modified Portfolio Revolving Loan Facility to $203.0 million, and the McEwen Building was released as security for the Modified Portfolio Revolving Loan Facility. Notwithstanding the Required McEwen Payment, the Third Modification Agreement allows us to draw back a portion of the loan payment through the holdbacks described below, providing additional liquidity to us to fund capital needs in the portfolio. Following the release of the McEwen Building, the Modified Portfolio Revolving Loan Facility is secured by 515 Congress, Gateway Tech Center and 201 17th Street (the “Modified Portfolio Revolving Loan Properties”).
On February 9, 2024, we, through the Modified Portfolio Revolving Loan Borrowers, entered into an additional advance and third modification agreement (the “Third Modification Agreement”) with the Modified Portfolio Revolving Loan Agent and the Modified Portfolio Revolving Loan Lenders. In connection with the Required McEwen Payment and the release of the McEwen Building, the Third Modification Agreement provides that the following terms apply to the Modified Portfolio Revolving Loan Facility:
(i)    the maturity date is extended to March 1, 2026,
(ii)     the interest rate resets to one-month Term SOFR plus 300 basis points and the loan requires quarterly payments of principal in the amount of $880,900,
(iii)    the revolving portion of the facility is converted into non-revolving debt, the accordion option is eliminated (whereby the Modified Portfolio Revolving Loan Borrowers previously had the ability to request that the commitment be increased subject to the Modified Portfolio Revolving Loan Lenders’ consent and certain additional conditions), and the revolving portion of the Modified Portfolio Revolving Loan Facility and the rights of the Modified Portfolio Revolving Loan Borrowers to reborrow debt under the loan once it has been paid is eliminated,
(iv)     holdbacks of a portion of the Modified Portfolio Revolving Loan Facility are established, which holdbacks may be disbursed subject to the satisfaction of certain terms and conditions, as described below,
(v)    we are restricted from paying dividends or distributions to our stockholders or redeeming shares of our stock without the Modified Portfolio Revolving Loan Agent’s prior written consent, except for any amounts that we are required to distribute to our stockholders to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and
(vi)    certain cash management sweeps are established, as described below.

As a result of the release of the McEwen Building, the Third Modification Agreement allows us to draw back a portion of the amount of the loan paydown from the McEwen Building sale proceeds through holdbacks on the Modified Portfolio Revolving Loan Facility, consisting of (i) a holdback for the payment of, or reimbursement of the Modified Portfolio Revolving Loan Borrowers’ payment of, tenant improvements, leasing commissions and capital expenditures related to the Modified Portfolio Revolving Loan Properties equal to $10.0 million and (ii) a holdback for the payment of, or reimbursement of REIT Properties III’s (the “Guarantor”), our indirect wholly owned subsidiary, and/or our subsidiaries’ payment of, tenant improvements, leasing commissions and capital expenditures for real property and related improvements owned directly or indirectly by the Guarantor in an amount equal to $6.2 million. Disbursements of the holdback amounts are subject to the conditions of the Third Modification Agreement. In the event of disbursements of the holdback amounts, such advances by the Modified Portfolio Revolving Loan Lenders will increase the aggregate principal commitment under the Modified Portfolio Revolving Loan Facility.
Also as a result of the release of the McEwen Building, the Third Modification Agreement provides that excess cash flow from the Modified Portfolio Revolving Loan Properties be deposited monthly into an interest-bearing account held by the Modified Portfolio Revolving Loan Agent for the benefit of the Modified Portfolio Revolving Loan Lenders (“Cash Management Account”). So long as no default exists under the Modified Portfolio Revolving Loan Facility and subject to the terms and conditions in the Third Modification Agreement, the Modified Portfolio Revolving Loan Borrowers may request disbursement from the Cash Management Account for the payment of debt service payments (including the quarterly principal payments) and other payments due under the loan, for tenant improvements, leasing commissions, capital expenditures and other operating shortfalls and for certain REIT-level expenses. The Modified Portfolio Revolving Loan Agent has the sole right to make withdrawals from the Cash Management Account.
In connection with the Third Modification Agreement, the Guarantor and the Modified Portfolio Revolving Loan Lenders also agreed to amendments to the Guarantor’s financial covenants (increasing the allowed leverage ratio and reducing the required earnings to fixed charges ratios). The Third Modification Agreement provides that disbursements of the holdback amounts and withdrawals from the Cash Management Account are subject to compliance with the above referenced amended Guarantor financial covenants and other covenants that require the Modified Portfolio Revolving Loan Properties to satisfy certain leverage and debt service coverage ratios and that the Modified Portfolio Revolving Loan Agent may demand a pay down of the outstanding principal balance of the loan to the extent of noncompliance with such covenants.
Termination of Share Redemption Program and Dividend Reinvestment Plan
Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to redeem any shares of our common stock or pay any dividends or distributions on our common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, on March 15, 2024, our board of directors approved the termination of both our share redemption program and our dividend reinvestment plan. Our share redemption program had been previously suspended for all redemptions, including Special Redemptions beginning in December 2023 and suspended for Ordinary Redemptions beginning in January 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund property improvements, repairs and tenant build-outs to properties, to pay for other capital needs, to refinance existing indebtedness and to provide working capital. We have also funded distributions to stockholders and redemptions of common stock with borrowings. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by utilizing a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for other capital needs and that the losses may exceed the amount we invested in the instruments.

The table below summarizes the outstanding principal balance, interest rate or weighted-average contractual interest rates and fair value for our notes payable for each category; and the notional amounts, average pay rates, average receive rates and fair value of our derivative instruments, based on maturity dates as of December 31, 2023 (dollars in thousands):

	Maturity Date					Total Value or Notional Amount
	2024	2025	2026	2027	2028		Fair Value
Assets
Derivative Instruments
Interest rate swaps, notional amount	$—	$300,000	$900,000	$—	$—	$1,200,000	$23,891
Average pay rate (1)	—%	1.2%	3.2%	—%	—%	2.7%
Average receive rate (2)	—%	5.4%	5.4%	—%	—%	5.4%
Interest rate cap, notional amount (3)	$125,000	$—	$—	$—	$—	$125,000	$—
Strike rate (4)	6.5%	—%	—%	—%	—%	6.5%

Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$—	$119,870	$—	$—	$119,870	$120,822
Interest rate	—%	—%	7.5%	—%	—%	7.5%
Variable Rate	$1,553,743	$65,000	$—	$—	$—	$1,618,743	$1,558,437
Weighted-average contractual interest rate (5)	7.7%	7.3%	—%	—%	—%	7.7%

Derivative Instruments
Interest rate swaps, notional amount	$—	$—	$100,000	$—	$—	$100,000	$175
Average pay rate (1)	—%	—%	3.9%	—%	—%	3.9%
Average receive rate (2)	—%	—%	5.4%	—%	—%	5.4%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the one-month Term SOFR rate as of December 31, 2023.
(3) The interest rate cap expired on January 4, 2024.
(4) The strike rate caps the one-month Term SOFR rate on the applicable notional amount.
(5) The weighted-average contractual interest rate represents the actual interest rate in effect as of December 31, 2023, consisting of the contractual interest rate and using interest rate indices as of December 31, 2023, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2023, the fair value of our fixed rate debt was $120.8 million and the outstanding principal balance of our fixed rate debt was $119.9 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2023. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2023, we were exposed to market risks related to fluctuations in interest rates on $318.7 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.3 billion of our variable rate debt. We also had an interest rate cap for a notional amount of $125.0 million that expired on January 4, 2024. Based on interest rates as of December 31, 2023, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2024, interest expense on our variable rate debt would increase or decrease by $3.2 million.

The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2023 were 7.5% and 5.6%, respectively. Excluding the 201 Spear Street Mortgage Loan, the weighted-average effective interest rate of our variable rate debt as of December 31, 2023 was 5.2%. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2023 (consisting of the contractual interest rate and the effect of interest rate swaps and the interest rate cap, if applicable), using interest rate indices as of December 31, 2023 where applicable.
Subsequent to December 31, 2023, we have continued to have discussions with our lenders regarding potential modifications to certain debt obligations, including the Amended and Restated Portfolio Loan Facility and Accenture Tower Revolving Loan. In addition, in connection with the disposition of the McEwen Building on February 21, 2024, the maturity date of the Modified Portfolio Revolving Loan Facility was extended to March 1, 2026. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Modified Portfolio Revolving Loan Facility.” Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, we expect lenders to demand higher interest rate spreads compared to the existing terms in our current loan agreements as was the case with the modification of the Modified Portfolio Revolving Loan Facility executed subsequent to December 31, 2023. We utilize interest rate swaps to manage interest rate risk, and in particular fluctuations in the variable rate, namely SOFR, but these interest rate swaps will not mitigate any risk related to higher interest rate spreads. As a result, we expect interest expense and our weighted-average effective interest rate to increase in the future as a result of recent extensions and as we continue to refinance our maturing debt. For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook – Real Estate and Real Estate Finance Markets.”
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
As of December 31, 2023, we held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. As of December 31, 2023, the aggregate value of our investment in the units of the SREIT was $51.8 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.240 per unit as of December 31, 2023, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. This is a decrease of $0.640 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019. Due to the disruptions in the financial markets, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. The SREIT also has a significant amount of debt maturing in 2024, which adds additional uncertainty around the value of the units. Based solely on the closing price per unit of the SREIT units as of December 31, 2023, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $5.2 million.

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbsreitiii.com.
The other information required by this Item is incorporated by reference from our 2024 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-44 through F-45 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

(b)Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2011

3.2	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 14, 2023

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

10.18
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Regions Bank, dated as of November 3, 2021, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.19
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and PNC Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.20
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.21
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and U.S. Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.22
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.23
Loan Modification and Extension Agreement, by and among KBSIII 60 South Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., executed as of November 8, 2023 and made effective as of November 3, 2023

10.24
Second Loan Modification and Extension Agreement, by and among KBSIII 60 South Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., made effective as of November 17, 2023

10.25
Third Loan Modification and Extension Agreement, by and among KBSIII 60 South Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., executed as of December 29, 2023 and made effective as of December 22, 2023

10.26
Term Loan Agreement, by and among KBSIII Domain Gateway, LLC, KBSIII 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.27
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (515 Congress Project), by KBSIII 515 Congress, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.28
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Gateway Tech Project), by KBSIII 155 North 400 West, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

Ex.	Description

10.29
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (McEwen Project), by KBSIII 1550 West McEwen Drive, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.30
Recourse Carve-Out Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.31
Payment Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.32
First Modification and Additional Advance Agreement (Long Form), by and among KBSIII Domain Gateway, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, KBSIII 201 17th Street, LLC, U.S. Bank National Association and the Lenders party thereto, dated January 23, 2020, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.33
Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing (201 17th Street Project), by and between KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.34
Junior Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (515 Congress Project), by and among KBSIII 515 Congress, LLC, James A Johnson and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.35
Assumption and Joinder Agreement, by and among KBSIII 201 17th Street, LLC, the other Borrowers thereto and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.36
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Associated Bank, National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.37
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and City National Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.38
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Regions Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.39
Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Citizens Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.40
Second Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.41
Second Modification Agreement by and among KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, and KBSIII 201 17th Street, LLC, U.S. Bank National Association, and Lenders dated as of February 28, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed May 12, 2023

Ex.	Description

10.42
Revolving and Term Loan Agreement, by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association and Bank of America, N.A., dated November 2, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.43
Construction Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.44
Subordination, Nondisturbance, and Attornment Agreement, by and between U.S. Bank National Association and Accenture LLP, dated November 2, 2020, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.45
Promissory Note, by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.46
Promissory Note, by and between KBSIII 500 West Madison, LLC and Bank of America, N.A., dated November 2, 2020, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.47
Promissory Note, by and between KBSIII 500 West Madison, LLC and Deutsche Pfandbriefbank AG, dated November 2, 2020, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.48
Payment Guaranty Agreement, by and among KBS REIT Properties III, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.49
Recourse Carve-Out Guaranty Agreement, by and among KBS REIT Properties III, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.50
Environmental Indemnification Agreement, by and among KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.51
Consent and Subordination of Management Agreements, by and among Transwestern Commercial Services Illinois, LLC, KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.52
Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated March 1, 2021, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

10.53
Promissory Note by and between KBSIII 500 West Madison, LLC and National Bank of Kuwait S.A.K.P. dated March 1, 2021, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

10.54
First Modification Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of March 8, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed May 12, 2023

10.55	Second Modification Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of November 2, 2023

10.56
Deed of Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, LLC, dated May 29, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

Ex.	Description

10.57
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has $1.2 billion of loan principal maturing within one year from the date of issuance of the consolidated financial statements, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Impairment evaluation of real estate investments
Description of the Matter
The Company’s real estate investments totaled $1.8 billion as of December 31, 2023. As discussed in Note 3 to the consolidated financial statements, the Company monitors on an ongoing basis events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment are present, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and eventual disposition of the property. If the carrying value of the real estate is determined to not be recoverable, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
Auditing the Company’s process to evaluate real estate investments for impairment was especially challenging as a result of the high degree of judgment and subjectivity in determining whether indicators of impairment were present for certain properties, and in determining the future cash flows and estimated fair values, where applicable, of properties where indicators of impairment were determined to be present. In particular, these estimates were sensitive to significant assumptions including market rental rates and related leasing assumptions, capitalization rates and discount rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the Company’s real estate impairment assessment, our audit procedures included, among others, evaluating the significant judgments applied in determining whether indicators of impairment were present, obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments, evaluating the methodologies used and testing the significant assumptions listed above used to estimate future cash flows and, where applicable, fair values for certain properties with identified higher impairment risk characteristics. We also held discussions with management about business plans for the assets and other judgments used in determining cash flow estimates for the assets, and compared information used in the impairment assessment to information included in materials presented to the Company’s Board of Directors. Further, we compared significant assumptions considered by management as listed above to current industry and economic trends, observable market-specific data, and historical results of the properties. In certain instances, we involved our internal real estate valuation specialists to assist in performing these procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Irvine, California
March 18, 2024

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Real estate:
Land	$274,315	$290,121
Buildings and improvements	2,244,090	2,235,676
Tenant origination and absorption costs	34,574	42,555
Total real estate held for investment, cost	2,552,979	2,568,352
Less accumulated depreciation and amortization	(713,501)	(656,401)
Total real estate, net	1,839,478	1,911,951
Real estate equity securities	51,802	87,416
Total real estate and real estate-related investments, net	1,891,280	1,999,367
Cash and cash equivalents	36,836	47,767
Restricted cash	14,086	6,070
Rents and other receivables, net	99,024	93,100
Above-market leases, net	189	262
Due from affiliates	—	10
Prepaid expenses and other assets	97,970	112,411
Total assets	$2,139,385	$2,258,987
Liabilities and equity
Notes payable, net	$1,735,896	$1,667,288
Accounts payable and accrued liabilities	49,646	56,071
Due to affiliate	17,408	10,365
Distributions payable	—	7,374
Below-market leases, net	1,069	1,911
Other liabilities	67,954	60,918
Redeemable common stock payable	—	711
Total liabilities	1,871,973	1,804,638
Commitments and contingencies (Note 12)
Redeemable common stock	—	32,681
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,516,246 and 147,964,954 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,485	1,480
Additional paid-in capital	1,313,299	1,275,833
Cumulative distributions in excess of net income	(1,047,372)	(855,645)
Total stockholders’ equity	267,412	421,668
Total liabilities and equity	$2,139,385	$2,258,987

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Rental income	$270,158	$275,026	$280,144
Dividend income from real estate equity securities	11,850	14,850	—
Other operating income	18,669	18,141	16,617
Total revenues	300,677	308,017	296,761
Expenses:
Operating, maintenance and management	75,914	74,783	68,806
Real estate taxes and insurance	52,789	51,811	57,687
Asset management fees to affiliate	20,839	20,102	19,832
General and administrative expenses	7,297	8,115	6,116
Depreciation and amortization	115,235	111,860	110,984
Interest expense	120,475	60,259	34,564
Net gain on derivative instruments	(14,907)	(51,932)	(5,263)
Impairment charges on real estate	45,459	—	—
Total expenses	423,101	274,998	292,726
Other income (loss):
Unrealized (loss) gain on real estate equity securities	(35,614)	(92,812)	16,765
Write-off of prepaid offering costs	—	(2,728)	—
Other interest income	505	63	52
Equity in income of unconsolidated entity	—	—	8,698
Loss from extinguishment of debt	—	—	(214)
Gain on sale of real estate, net	—	—	114,321
Total other (loss) income, net	(35,109)	(95,477)	139,622
Net (loss) income	$(157,533)	$(62,458)	$143,657
Net (loss) income per common share, basic and diluted	$(1.06)	$(0.42)	$0.83
Weighted-average number of common shares outstanding, basic and diluted	148,738,748	149,164,231	172,330,821

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2020	184,249,076	$1,842	$1,641,184	$(744,990)	$898,036
Net income	—	—	—	143,657	143,657
Issuance of common stock	4,145,065	41	42,328	—	42,369
Transfers from redeemable common stock	—	—	4,354	—	4,354
Redemptions of common stock	(35,243,375)	(351)	(365,236)	—	(365,587)
Distributions declared	—	—	—	(102,619)	(102,619)
Other offering costs	—	—	(17)	—	(17)
Balance, December 31, 2021	153,150,766	$1,532	$1,322,613	$(703,952)	$620,193
Net loss	—	—	—	(62,458)	(62,458)
Issuance of common stock	3,434,632	34	33,357	—	33,391
Transfers from redeemable common stock	—	—	8,977	—	8,977
Redemptions of common stock	(8,620,444)	(86)	(89,097)	—	(89,183)
Distributions declared	—	—	—	(89,235)	(89,235)
Other offering costs	—	—	(17)	—	(17)
Balance, December 31, 2022	147,964,954	$1,480	$1,275,833	$(855,645)	$421,668
Net loss	—	—	—	(157,533)	(157,533)
Issuance of common stock	1,900,374	19	16,230	—	16,249
Transfers from redeemable common stock	—	—	33,392	—	33,392
Redemptions of common stock	(1,349,082)	(14)	(12,128)	—	(12,142)
Distributions declared	—	—	—	(34,194)	(34,194)
Other offering costs	—	—	(28)	—	(28)
Balance, December 31, 2023	148,516,246	$1,485	$1,313,299	$(1,047,372)	$267,412

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(157,533)	$(62,458)	$143,657
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	115,235	111,860	110,984
Impairment charges on real estate	45,459	—	—
Unrealized loss (gain) on real estate equity securities	35,614	92,812	(16,765)
Equity in income of unconsolidated entity	—	—	(8,698)
Distribution of operating cash flow from unconsolidated entity	—	—	19,861
Deferred rents	(7,635)	(10,896)	(2,550)
Amortization of above- and below-market leases, net	(769)	(1,280)	(2,754)
Amortization of deferred financing costs	4,243	3,940	3,978
Unrealized losses (gains) on derivative instruments	16,451	(52,189)	(23,283)
Loss from extinguishment of debt	—	—	214
Gain on sale of real estate	—	—	(114,321)
Write-off of prepaid offering costs	—	2,728	—
Interest rate swap settlements for off-market swap instruments	(9,138)	(1,543)	3,031
Changes in operating assets and liabilities:
Rents and other receivables	(3,149)	3,044	(5,005)
Due from affiliates	10	333	(343)
Prepaid expenses and other assets	(14,441)	(16,395)	(14,361)
Accounts payable and accrued liabilities	(1,323)	(2,598)	4,141
Due to affiliates	7,043	2,239	(500)
Other liabilities	11,567	6,368	3,513
Net cash provided by operating activities	41,634	75,965	100,799
Cash Flows from Investing Activities:
Improvements to real estate	(81,219)	(121,568)	(70,131)
Proceeds from sale of real estate, net	—	—	237,683
Proceeds from the sale of real estate equity securities	—	—	58,936
Purchase of interest rate cap	(25)	—	—
Net cash (used in) provided by investing activities	(81,244)	(121,568)	226,488
Cash Flows from Financing Activities:
Proceeds from notes payable	77,170	282,118	806,090
Principal payments on notes payable	(9,952)	(83,013)	(730,545)
Payments of deferred financing costs	(2,887)	(1,155)	(2,704)
Interest rate swap settlements for off-market swap instruments	9,853	569	(3,017)
Payments to redeem common stock	(12,142)	(89,183)	(365,587)
Payments of prepaid other offering costs	—	(110)	(1,180)
Payments of other offering costs	(28)	(17)	(17)
Distributions paid to common stockholders	(25,319)	(56,205)	(61,702)
Net cash provided by (used in) financing activities	36,695	53,004	(358,662)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,915)	7,401	(31,375)
Cash, cash equivalents and restricted cash, beginning of period	53,837	46,436	77,811
Cash, cash equivalents and restricted cash, end of period	$50,922	$53,837	$46,436
Supplemental Disclosure of Cash Flow Information:
Interest paid	$93,657	$55,245	$45,586
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$—	$7,374	$7,735
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$16,249	$33,391	$42,369
Redeemable common stock payable	$—	$711	$—
Accrued improvements to real estate	$14,222	$19,324	$17,985
Accrued prepaid other offering costs	$—	$—	$19
Accrued interest rate swap settlements related to off-market swap instruments	$—	$(974)	$259
Real estate equity securities reclassed from investment in unconsolidated entity	$—	$—	$163,463

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2023, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of December 31, 2023, the Company owned 16 office properties (of which one property was held for non-sale disposition), one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. As of December 31, 2023, the Company had also sold 46,154,757 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $471.3 million. Also as of December 31, 2023, the Company had redeemed or repurchased 74,644,349 shares sold in the Offering for $789.2 million. On March 15, 2024, the Company terminated its dividend reinvestment plan and its share redemption program.
Additionally, on October 3, 2014, the Company issued 258,462 shares of common stock for $2.4 million in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
2. GOING CONCERN
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years, with short-term extension options available upon the Company meeting certain debt covenants. Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the Company’s liquidity needs in order to satisfy upcoming debt obligations and the Company’s ability to satisfy debt covenant requirements. Through the normal course of operations, the Company has $1.2 billion of notes payable maturing during the 12-month period from the issuance of these financial statements. Considering the current commercial real estate lending environment, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company anticipates it may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, in addition to raising capital through new equity or debt, the Company may consider selling assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. The Company also may defer noncontractual expenditures. However, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented within one year from the date the financial statements are issued, as certain elements of management’s plans are outside the control of the Company, including its ability to successfully refinance, restructure or extend certain of its debt instruments, raise capital or sell assets. As a result of the Company’s upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where the Company owns properties, reduction in the Company’s cash flows and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note 8, “Notes Payable” for further information regarding the Company’s notes payable.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Commencing with the year ended December 31, 2022, the Company presented gains and losses on derivative instruments separate from interest expense on the Company’s consolidated statement of operations. Accordingly, the Company’s gains and losses on derivative instruments were reclassified for all periods presented.
Comprehensive Income (Loss)
Comprehensive income (loss) for each of the years ended December 31, 2023, 2022 and 2021 was equal to net income (loss) for these respective periods.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

Real Estate Acquisition Valuation
The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business. For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition. To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets during the years ended December 31, 2022 and 2021. During the year ended December 31, 2023, the Company recorded impairment losses of $45.5 million on its real estate and related intangible assets. See Note 4, “Real Estate — Impairment of Real Estate.”
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Real Estate Held for Non-Sale Disposition
The Company considers real estate assets that do not meet the criteria for held for sale but are expected to be disposed of other than by sale as real estate held for non-sale disposition. The assets and liabilities related to real estate held for non-sale disposition are included in the Company’s consolidated balance sheets and the results of operations are presented as part of continuing operations in the Company’s consolidated statements of operations for all periods presented. Operating results of properties that will be disposed of other than by sale will be included in continuing operations on the Company’s consolidated statements of operations until the ultimate disposition of real estate.
Real Estate Equity Securities
Real estate equity securities are carried at fair value based on quoted market prices for the security. Unrealized gains and losses on real estate equity securities are recognized in earnings.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2023.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2023. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is composed of lender impound reserve accounts on the Company’s borrowings. In addition, restricted cash includes asset management fees restricted from payment to the Advisor pursuant to the Advisory Agreement and held in a separate account for purposes of the Bonus Retention Fund. See below under, “— Related Party Transactions — Asset Management Fee.”
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
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and presented in the accompanying consolidated statements of operations.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value Election of Hybrid Financial Instruments with Embedded Derivatives
When the Company enters into interest rate swaps which include off-market terms, the Company determines if these contracts are hybrid financial instruments with embedded derivatives requiring bifurcation between the host contract and the derivative instrument. The Company elected to initially and subsequently measure these hybrid financial instruments in their entirety at fair value with concurrent documentation of this election. Changes in the fair value of the hybrid financial instrument under this fair value election are recorded in earnings and are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. The cash flows for these off-market swap instruments which contain an other-than-insignificant financing element at inception are included in cash flows provided by or used in financing activities on the accompanying consolidated statements of cash flows.
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
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Dividend Reinvestment Plan
The Company had a dividend reinvestment plan pursuant to which common stockholders could elect to have all or a portion of their dividends and other distributions, exclusive of dividends and other distributions that the Company’s board of directors designated as ineligible for reinvestment through the dividend reinvestment plan, reinvested in additional shares of the Company’s common stock in lieu of receiving cash distributions. Participants in the dividend reinvestment plan acquired shares of the Company’s common stock at a price equal to 95% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen by the Company’s board of directors for that purpose. On March 15, 2024, the Company’s board of directors approved the termination of the Company’s dividend reinvestment plan.
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
Commencing with the October 3, 2022 purchase date and until the estimated value per share was updated, the purchase price per share under the dividend reinvestment plan was $8.55.
Commencing December 14, 2023 and until the dividend reinvestment plan was terminated, the purchase price per share under the dividend reinvestment plan was $5.32.
No selling commissions or dealer manager fees were paid on shares sold under the dividend reinvestment plan.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Redeemable Common Stock
Due to certain restrictions and covenants included in one of the Company’s loan agreements, the Company does not expect to redeem any shares of its stock during the term of the loan agreement, which matures on March 1, 2026. See Note 13, “Subsequent Events – Modified Portfolio Revolving Loan Facility.” As a result, the Company terminated its share redemption plan on March 15, 2024. Prior to termination, the Company’s share redemption program enabled stockholders to sell their shares to the Company in limited circumstances. When active, the restrictions of the Company’s share redemption program limited its stockholders’ ability to sell their shares should they require liquidity and limited the stockholders’ ability to recover an amount equal to the Company’s estimated value per share. The following is a description of the Company’s share redemption program from January 1, 2021 through June 30, 2021 and the amendments to the program made by (i) the July 2021 amended and restated share redemption program (the “July 2021 Amended Share Redemption Program”), which became effective as of the July 30, 2021 redemption date, (ii) the March 2022 amended and restated share redemption program (the “March 2022 Amended Share Redemption Program”), which became effective as of the March 31, 2022 redemption date, and (iii) the April 2022 amended and restated share redemption program (the “April 2022 Amended Share Redemption Program”), which became effective as of the April 29, 2022 redemption date.
In December 2019, the Company’s board of directors determined to temporarily suspend Ordinary Redemptions under the share redemption program, and Ordinary Redemptions remained suspended through June 30, 2021. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). Upon suspension, all Ordinary Redemption requests that had been received were cancelled and no Ordinary Redemption requests were accepted or collected during the suspension of the share redemption program. Further, on June 3, 2021, the Company announced that, in connection with the approval of the Self-Tender (defined below), the Company’s board of directors approved a temporary suspension of all redemptions under the share redemption program, including Special Redemptions. Upon suspension, all outstanding redemption requests under the share redemption program were cancelled, and no requests were accepted or collected under the share redemption program. On July 14, 2021, the Company’s board of directors approved the July 2021 Amended Share Redemption Program and Ordinary Redemptions and Special Redemptions resumed effective for the July 30, 2021 redemption date. On January 17, 2023, the Company’s board of directors determined to suspend Ordinary Redemptions under the share redemption program to preserve capital in the current market environment. On December 12, 2023, the Company’s board of directors suspended all redemptions, including Special Redemptions, under the Company’s share redemption program. All redemption requests that had been received were canceled. No redemptions will be accepted or collected during the suspension of the share redemption program.
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
There were several limitations on the Company’s ability to redeem shares under the share redemption program:
•Unless the shares were being redeemed in connection with a Special Redemption, the Company could not redeem shares unless the stockholder had held the shares for one year.
•Except as provided otherwise for calendar years 2022 and 2021 only, during any calendar year, the share redemption program limited the number of shares the Company could redeem to those that the Company could purchase with the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year, provided that once the Company had received requests for redemptions, whether in connection with Special Redemptions or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $10.0 million or less, the last $10.0 million of available funds was reserved exclusively for Special Redemptions. Notwithstanding anything contained in the share redemption program to the contrary, the Company could increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to its stockholders.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
•During any calendar year, the Company could redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
Pursuant to the share redemption program, redemptions made in connection with Special Redemptions were made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date.
From January 1, 2021 through June 30, 2021, Ordinary Redemptions were made at a price per share equal to 95% of the Company’s most recent estimated value per share as of the applicable redemption date. Upon effectiveness of the July 2021 Amended Share Redemption Program and commencing with the July 30, 2021 redemption date, Ordinary Redemptions were made at a price per share equal to 96% of the Company’s most recent estimated value per share as of the applicable redemption date.
On December 7, 2020, the Company’s board of directors approved an estimated value per share of its common stock of $10.74 (unaudited). This estimated value per share became effective for the December 2020 redemption date, which was December 31, 2020.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
On May 13, 2021, the Company’s board of directors approved an estimated value per share of its common stock of $10.77 (unaudited). This estimated value per share became effective for the May 2021 redemption date, which was May 28, 2021.
On November 1, 2021, the Company’s board of directors approved an estimated value per share of its common stock of $10.78 (unaudited). This estimated value per share became effective for the November 2021 redemption date, which was November 30, 2021.
On September 28, 2022, the Company’s board of directors approved an estimated value per share of its common stock of $9.00 (unaudited). This estimated value per share became effective for the October 2022 redemption date, which was October 31, 2022.
For purposes of determining the time period a redeeming stockholder had held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to the Company’s dividend reinvestment plan or received as a stock dividend were deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares or stock dividend shares relate. The date of the share’s original issuance by the Company was not determinative.
The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. During periods in which the share redemption program is active, the Company’s common shares are considered redeemable at the option of the holder and, accordingly, the Company separately classifies an amount equal to the current maximum potential redemption obligation under the share redemption program as redeemable common stock on the consolidated balance sheet. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it reclassifies such obligations from temporary equity to a liability based upon their respective settlement values.
During the year ended December 31, 2023, the Company redeemed all Special Redemption requests received in good order and eligible for redemption through the November 2023 redemption date.
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
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Notwithstanding the foregoing, on November 8, 2022, the Company and the Advisor amended the advisory agreement and, commencing with asset management fees accruing from October 1, 2022, the Company paid $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposited the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Bonus Retention Fund was fully funded in December 2023 when the Company had deposited $8.5 million in cash into such account. Following such time, the monthly asset management fee became fully payable in cash to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of December 31, 2023, the Company had deposited $8.5 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.
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
Pursuant to the current Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million and the Company had not made any payments to the Advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to December 31, 2023. The Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2023. As of December 31, 2023, the returns for calendar years 2019 through 2022 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2023, 2022 and 2021, respectively.
Distributions declared per common share were $0.230, $0.598 and $0.598 during the years ended December 31, 2023, 2022 and 2021, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the period commencing January 2021 through December 2022 and January 2023 through June 2023. No distributions were declared for the six months ended December 31, 2023. For each monthly record date for distributions during the period from January 1, 2021 through December 31, 2022, distributions were calculated at a rate of $0.04983333 per share. For each monthly record date for distributions during the period from January 1, 2023 through June 30, 2023, distributions were calculated at a rate of $0.03833333 per share.
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
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
4. REAL ESTATE
As of December 31, 2023, the Company’s real estate portfolio was composed of 16 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 7.3 million rentable square feet. As of December 31, 2023, the Company’s real estate portfolio was collectively 83% occupied. Included in the properties discussed in the preceding sentences is one office property encompassing approximately 0.3 million rentable square feet that was held for non-sale disposition as of December 31, 2023, see “– Real Estate Held for Non-Sale Disposition” below.
The following table summarizes the Company’s investments in real estate as of December 31, 2023 (in thousands), including real estate held for non-sale disposition:

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$141,420	$(52,231)	$89,189
McEwen Building (2)	04/30/2012	Franklin	TN	Office	40,187	(11,840)	28,347
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	36,527	(12,257)	24,270
60 South Sixth	01/31/2013	Minneapolis	MN	Office	185,359	(57,793)	127,566
Preston Commons	06/19/2013	Dallas	TX	Office	145,122	(41,862)	103,260
Sterling Plaza	06/19/2013	Dallas	TX	Office	95,175	(30,619)	64,556
201 Spear Street (3)	12/03/2013	San Francisco	CA	Office	70,571	(1,543)	69,028
Accenture Tower	12/16/2013	Chicago	IL	Office	572,272	(163,795)	408,477
Ten Almaden	12/05/2014	San Jose	CA	Office	131,462	(40,615)	90,847
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	223,213	(65,700)	157,513
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,953	(46,009)	108,944
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	87,083	(13,743)	73,340
201 17th Street	06/23/2015	Atlanta	GA	Office	105,231	(33,579)	71,652
515 Congress	08/31/2015	Austin	TX	Office	136,248	(35,623)	100,625
The Almaden	09/23/2015	San Jose	CA	Office	193,101	(49,537)	143,564
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,977	(14,722)	46,255
Carillon	01/15/2016	Charlotte	NC	Office	174,078	(42,033)	132,045
					$2,552,979	$(713,501)	$1,839,478
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) Subsequent to December 31, 2023, the Company completed the sale of the McEwen Building to a purchaser unaffiliated with the Company or the Advisor. See Note 13, “Subsequent Events – Disposition of the McEwen Building.”
(3) See below “– Real Estate Held for Non-Sale Disposition.”
As of December 31, 2023, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$408,477	19.1%	$38,012	$27.63	94.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
4. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2023, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend and excluding leases at a real estate property held for non-sale disposition, of up to 15.5 years with a weighted-average remaining term of 5.7 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $10.0 million and $9.3 million as of December 31, 2023 and 2022, respectively.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized deferred rent from tenants of $7.6 million, $10.9 million and $2.6 million, respectively. As of December 31, 2023 and 2022, the cumulative deferred rent balance was $94.8 million and $89.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $16.6 million and $17.3 million of unamortized lease incentives as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, the future minimum rental income from the Company’s properties under its non-cancelable operating leases, excluding leases at a real estate property held for non-sale disposition, was as follows (in thousands):

2024	$187,815
2025	180,093
2026	165,716
2027	141,079
2028	121,685
Thereafter	447,313
$1,243,701

As of December 31, 2023, excluding tenants at a real estate property held for non-sale disposition, the Company’s office and office/retail properties were leased to approximately 530 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent), excluding tenants at a real estate property held for non-sale disposition, were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	108	$37,035	18.7%
Legal Services	52	24,260	12.2%
		$61,295	30.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2023, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
4. REAL ESTATE (CONTINUED)
Geographic Concentration Risk
As of December 31, 2023, excluding a real estate property held for non-sale disposition, the Company’s net investments in real estate in California, Illinois and Texas represented 18.3%, 19.1% and 16.7% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Illinois and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
During the year ended December 31, 2023, the Company recorded impairment charges of $45.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows to be lower than the net carrying value of the property. On November 14, 2023, the borrower under the 201 Spear Street Mortgage Loan (the “Spear Street Borrower”) defaulted on such loan as a result of failure to pay in full the entire November 2023 monthly interest payment. On December 29, 2023, the Spear Street Borrower and the lender of the 201 Spear Street Mortgage Loan (the “Spear Street Lender”) entered a deed-in-lieu of foreclosure transaction (the “Deed-in-Lieu Transaction”). Subsequent to December 31, 2023, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. See Note 13, “Subsequent Events – Deed-in-Lieu of Foreclosure of 201 Spear Street.”
The Company did not record any impairment charges on its real estate properties during the years ended December 31, 2022 and 2021.
Real Estate Held for Non-Sale Disposition
As of December 31, 2023, the Company owned a real estate property, 201 Spear Street, that was held for non-sale disposition. The 201 Spear Street property was security for the 201 Spear Street Mortgage Loan, and as mentioned above, the Spear Street Borrower defaulted on such loan as a result of failure to pay in full the entire November 2023 monthly interest payment, resulting in an event of default on the loan on November 14, 2023. For information with respect to the Deed-in-Lieu Transaction and subsequent developments, see Note 8, “Notes Payable” and Note 13, “Subsequent Events – Deed-in-Lieu of Foreclosure of 201 Spear Street.” The following table summarizes the revenue and expenses related to 201 Spear Street, which was held for non-sale disposition (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues related to real estate held for non-sale disposition
Total revenues (1)	$8,437	$21,669	$19,859
Expenses related to real estate held for non-sale disposition
Operating expenses	$7,376	$8,092	$7,725
Depreciation and amortization	3,941	5,617	6,121
Interest expense	10,001	4,256	2,222
Impairment charge	45,459	—	—
Total expenses related to real estate held for non-sale disposition	66,777	17,965	16,068
Net (loss) income related to real estate held for non-sale disposition	$(58,340)	$3,704	$3,791
_____________________
(1) Total revenues for the year ended December 31, 2023 includes a reserve for straight-line rent of $4.4 million for a lease at 201 Spear Street.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
4. REAL ESTATE (CONTINUED)
The following table summarizes the assets and liabilities related to 201 Spear Street, which was held for non-sale disposition as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Assets related to real estate held for non-sale disposition
Total real estate, at cost and net of impairment charges	$70,571	$153,384
Accumulated depreciation and amortization	(1,543)	(36,246)
Real estate held for non-sale disposition, net	69,028	117,138
Cash and cash equivalents	—	1,040
Restricted cash	3,103	—
Rent and other receivables, net	1,142	5,669
Prepaid expenses and other assets	1,421	1,602
Total assets	$74,694	$125,449
Liabilities related to real estate held for non-sale disposition
Notes payable, net	$125,000	$124,743
Accounts payable and accrued liabilities	3,927	2,042
Due to affiliate	16	—
Other liabilities	1,816	2,585
Total liabilities	$130,759	$129,370

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
5. REAL ESTATE DISPOSITIONS
During the year ended December 31, 2021, the Company sold two office properties to purchasers unaffiliated with the Company or the Advisor. In November 2021, the Company completed the sale of one office property for $143.0 million, before third-party closing costs, closing credits and disposition fees payable to the Advisor, and in January 2021, the Company sold one office property for $103.5 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $114.3 million related to these dispositions. As of December 31, 2023, the Company did not have any real estate properties held for sale.
The results of operations for the properties sold during the year ended December 31, 2021 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2021, which were included in continuing operations (in thousands):

For the Year Ended December 31, 2021
Revenues
Rental income	$8,262
Other operating income	92
Total revenues	$8,354
Expenses
Operating, maintenance, and management	$242
Real estate taxes and insurance	137
Asset management fees to affiliate	412
General and administrative expenses	15
Depreciation and amortization	2,429
Interest expense	681
Total expenses	$3,916

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
6. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW
MARKET LEASE LIABILITIES
As of December 31, 2023 and 2022, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Cost	$34,574	$42,555	$904	$983	$(7,216)	$(8,384)
Accumulated Amortization	(25,450)	(29,524)	(715)	(721)	6,147	6,473
Net Amount	$9,124	$13,031	$189	$262	$(1,069)	$(1,911)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Amortization	$(3,907)	$(5,744)	$(8,175)	$(73)	$(86)	$(101)	$842	$1,366	$2,855

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2023 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2024	$(2,750)	$(69)	$525
2025	(2,311)	(68)	314
2026	(1,741)	(52)	198
2027	(1,033)	—	32
2028	(910)	—	—
Thereafter	(379)	—	—
	$(9,124)	$(189)	$1,069
Weighted-Average Remaining Amortization Period	4.1 years	2.8 years	2.4 years

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
7. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. As of December 31, 2023, REIT Properties III held 215,841,899 units of the SREIT which represented 18.2% of the outstanding units of the SREIT. As of December 31, 2023, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $51.8 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.240 per unit as of December 31, 2023.
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
On November 9, 2021, upon the Company’s sale of 73,720,000 units in the SREIT, the Company determined that based on its ownership interest of 18.5% of the outstanding units of the SREIT as of that date, it no longer had significant influence over the operations, financial policies and decision making with respect to the SREIT. Accordingly, effective November 9, 2021, the Company’s investment in the units of the SREIT represent an investment in marketable securities and is therefore presented at fair value at each reporting date based on the closing price of the SREIT units on the SGX-ST on that date and dividend income is recognized as it is declared based on eligible units as of the ex-dividend date. During the period from November 9, 2021 through December 31, 2021, the Company recorded an unrealized gain on real estate equity securities of $16.8 million. During the years ended December 31, 2023 and 2022, the Company recorded an unrealized loss on real estate equity securities of $35.6 million and $92.8 million, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $11.9 million and $14.9 million of dividend income from its investment in the SREIT, respectively.
During the period from January 1, 2021 through November 8, 2021, the Company recorded equity in income from unconsolidated entity of $8.7 million related to its investment in the SREIT, including a gain of $3.1 million related to the Company’s sale of 73,720,000 units in the SREIT on November 9, 2021 and a gain of $1.1 million to reflect the net effect to the Company’s investment as a result of the net proceeds raised by the SREIT in a private offering in July 2021.
During the period from January 1, 2021 through November 8, 2021, the Company received $19.9 million of dividends from its investment in the SREIT, which was recorded as a reduction of the Company’s carrying value of its equity method investment. The Company elected to apply the nature of the distribution approach for purposes of presentation of the dividends on the statement of consolidated cash flows and classified the dividends received as operating activities on the statement of consolidated cash flows. The nature of the distribution approach requires the Company to classify distributions from equity method investments on the basis of the nature of the activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow of operating activities) or a return of investment (classified as a cash inflow from investing activities) when such information is available.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
8. NOTES PAYABLE
As of December 31, 2023 and 2022, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2023	Book Value as of December 31, 2022	Contractual Interest Rate as of December 31, 2023 (1)	Effective Interest Rate as of December 31, 2023 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$119,870	$123,000	7.45%	7.45%	Interest Only	02/01/2026
201 Spear Street Mortgage Loan (4)	125,000	125,000	One-month Term SOFR + 1.45%	13.50%	Interest Only	01/05/2024
Carillon Mortgage Loan (5)	94,400	88,800	One-month Term SOFR + 1.50%	6.85%	Interest Only	04/11/2024
Modified Portfolio Revolving Loan Facility (6)	249,145	249,145	One-month Term SOFR + 1.60%	6.95%	Interest Only	03/01/2024
3001 & 3003 Washington Mortgage Loan	140,410	142,232	One-month Term SOFR + 0.10% + 1.45%	6.90%	Principal & Interest	06/01/2024
Accenture Tower Revolving Loan (7)	306,000	281,250	One-month Term SOFR + 2.35%	7.70%	Interest Only	11/02/2024
Unsecured Credit Facility (8)	37,500	37,500	One-month Term SOFR + 2.20%	7.55%	Interest Only	07/30/2024
Amended and Restated Portfolio Loan Facility (9)	601,288	559,468	One-month BSBY (10) + 1.80%	7.24%	Interest Only	02/06/2024
Park Place Village Mortgage Loan (11)	65,000	65,000	One-month Term SOFR + 1.95%	7.30%	Interest Only	08/31/2025
Total notes payable principal outstanding	$1,738,613	$1,671,395
Deferred financing costs, net	(2,717)	(4,107)
Total Notes Payable, net	$1,735,896	$1,667,288
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2023. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2023, consisting of the contractual interest rate and using interest rate indices as of December 31, 2023, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2023; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
(3) See below, “– Recent Financing Transactions - The Almaden Mortgage Loan.”
(4) The Spear Street Borrower defaulted on the 201 Spear Street Mortgage Loan as a result of failure to pay in full the entire November 2023 monthly interest payment, resulting in an event of default on the loan on November 14, 2023. During the time the default exists, the interest rate under this loan is calculated at the lesser of (i) the maximum rate allowed by law or (ii) 5.0% plus the greater of (a) one-month term SOFR plus 1.45% or (b) the Prime Rate as determined on the first business day of the month in which the event of default occurred and the first business day of every month thereafter. Additionally, late charges may apply in the amount of the lesser of (i) 4.0% of each late payment or (ii) the maximum amount allowed by law. Subsequent to December 31, 2023, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. See Note 13, “Subsequent Events – Deed-in-Lieu of Foreclosure of 201 Spear Street.”
(5) As of December 31, 2023, the borrowing capacity under the Carillon Mortgage Loan was $111.0 million, of which $88.8 million is term debt and $22.2 million is revolving debt. As of December 31, 2023, the outstanding balance under the loan consisted of $88.8 million of term debt and $5.6 million of revolving debt. As of December 31, 2023, $16.6 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents. As of December 31, 2023, the Carillon Mortgage Loan has one 24-month extension option, subject to certain terms and conditions contained in the loan documents.
(6) As of December 31, 2023, the Modified Portfolio Revolving Loan Facility was secured by 515 Congress, the McEwen Building, Gateway Tech Center and 201 17th Street. As of December 31, 2023, the borrowing capacity under the Modified Portfolio Revolving Loan Facility was $249.2 million, of which $124.6 million is term debt and $124.6 million is revolving debt. As of December 31, 2023, the outstanding balance under the loan consisted of $124.6 million of term debt and $124.6 million of revolving debt. As of December 31, 2023, the Modified Portfolio Revolving Loan Facility had one 12-month extension option, subject to certain terms, conditions and fees as described in the loan documents. Subsequent to December 31, 2023, in connection with the disposition of the McEwen Building, the borrowers under the Modified Portfolio Revolving Loan Facility entered into a loan modification with the lenders. See Note 13, “Subsequent Events – Modified Portfolio Revolving Loan Facility.”
(7) See below, “– Recent Financing Transactions - Accenture Tower Revolving Loan.”
(8) As of December 31, 2023, the borrowing capacity under the Unsecured Credit Facility was $75.0 million, of which $37.5 million is term debt and $37.5 million is revolving debt. As of December 31, 2023, the outstanding balance under the Unsecured Credit Facility consisted of $37.5 million of term debt and an additional $37.5 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(9) See below, “– Recent Financing Transactions - Amended and Restated Portfolio Loan Facility.”
(10) Bloomberg Short-Term Bank Yield Index (“BSBY”).
(11) As of December 31, 2023, the Park Place Village Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. Monthly payments are interest only during the initial term and the first extension option. During the second extension option, certain future monthly payments due under the Park Place Village Mortgage Loan also include amortizing principal payments.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
8. NOTES PAYABLE (CONTINUED)
Through the normal course of operations, the Company has $1.2 billion of notes payable maturing during the 12-month period from the issuance of these financial statements. Considering the current commercial real estate lending environment, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company anticipates it may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, in addition to raising capital through new equity or debt, the Company may consider selling assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market would likely impact the ultimate sale price. The Company also may defer noncontractual expenditures. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on the Company’s ability to meet loan compliance tests and may further reduce the available liquidity under the Company’s loan agreements. See also, Note 2, “Going Concern” and Note 13, “Subsequent Events”
During the years ended December 31, 2023, 2022 and 2021, the Company’s interest expense related to notes payable was $120.5 million, $60.3 million and $34.6 million, respectively, which excludes the impact of interest rate swaps and caps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 9, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $4.2 million, $3.9 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, $9.9 million and $8.0 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2023 (in thousands):

2024	$1,553,743
2025	65,000
2026	119,870
2027	—
2028	—
Thereafter	—
$1,738,613

The Company’s notes payable contain financial debt covenants. Except as disclosed with respect to the 201 Spear Street Mortgage Loan, as of December 31, 2023, the Company believes it was in compliance with these debt covenants. See Note 13, “Subsequent Events – Deed-in-Lieu of Foreclosure of 201 Spear Street.” In addition, the Company’s loan agreements contain cross default provisions, including that the failure of one or more of the Company’s subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of the Company’s indebtedness under other debt facilities.
Recent Financing Transactions
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
8. NOTES PAYABLE (CONTINUED)
The Accenture Tower Revolving Loan had a maturity date of November 2, 2023, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents. On November 2, 2023, the Company, through the Accenture Tower Borrower, entered into a second modification agreement with the Accenture Tower Lenders to extend the initial maturity date of the Accenture Tower Revolving Loan to December 4, 2023. The two 12-month extension options pursuant to the loan agreement remained available from the original maturity date of November 2, 2023, in each case subject to certain terms and conditions contained in the loan documents.
On December 1, 2023, the Company, through the Accenture Tower Borrower, exercised its first extension option pursuant to the loan agreement and extended the maturity date of the Accenture Tower Revolving Loan to November 2, 2024 (the “First Extension Option”). As of December 31, 2023, one 12-month extension option remains available pursuant to the loan agreement, subject to certain terms and conditions contained in the loan documents. In connection with the First Extension Option, the borrowing capacity under the Accenture Tower Revolving Loan was reduced to $306.0 million, of which $229.5 million was term debt and $76.5 million was revolving debt. As of December 31, 2023, the outstanding principal balance of the Accenture Tower Revolving Loan was $306.0 million, which consisted of $229.5 million of term debt and $76.5 million of revolving debt.
The Almaden Mortgage Loan
On November 18, 2020, the Company, through an indirect wholly owned subsidiary (“The Almaden Borrower”), entered into a three-year mortgage loan with a lender unaffiliated with the Company or the Advisor (“The Almaden Lender”) for $123.0 million (“The Almaden Mortgage Loan”). The Almaden Mortgage Loan is secured by The Almaden property.
The Almaden Mortgage Loan had a maturity date of December 1, 2023 with two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. On December 1, 2023, the Company, through The Almaden Borrower, entered into a modification agreement with The Almaden Lender to extend the initial maturity date of The Almaden Mortgage Loan to December 22, 2023. The two 12-month extension options pursuant to The Almaden Mortgage Loan remained available from the original maturity date of December 1, 2023, in each case subject to terms and conditions contained in the loan documents.
On December 20, 2023, the Company, through The Almaden Borrower, entered into a second modification agreement with The Almaden Lender (“The Almaden Second Loan Modification”). Pursuant to The Almaden Second Loan Modification, The Almaden Lender agreed to extend the maturity of The Almaden Mortgage Loan to February 1, 2026 with no additional extension options. In addition, The Almaden Second Loan Modification required that The Almaden Borrower make a principal paydown on the loan in the amount of $3.0 million, and the aggregate commitment under The Almaden Mortgage Loan was permanently reduced by that amount. Beginning January 1, 2024, The Almaden Borrower is required to make a monthly principal payment in the amount of $130,000. The Almaden Second Loan Modification provides that excess cash flow (“The Almaden Excess Cash Flow”) from The Almaden property be deposited monthly into an escrow account held by The Almaden Lender (“Cash Flow Escrow”). Funds may not be withdrawn from the Cash Flow Escrow without the prior written consent of The Almaden Lender, and upon certain events, The Almaden Lender has the right to withdraw funds from the Cash Flow Escrow and apply such funds to any due and payable obligations of The Almaden Borrower or to pay or reimburse the Almaden Borrower for approved tenant improvements, leasing commissions and capital improvements and for operating shortfalls related to The Almaden property. The Almaden Excess Cash Flow for any calendar month means an amount equal to all income from The Almaden property and any other income received by The Almaden Borrowers or on behalf of The Almaden Borrowers less (a) operating expenses of The Almaden property paid by The Almaden Borrower as reasonably approved by The Almaden Lender, and (b) payment of debt service and allocated operating costs of the Company.
Prior to The Almaden Second Loan Modification, The Almaden Mortgage Loan bore interest at a fixed rate of 3.65% for the initial term of the loan. Pursuant to The Almaden Second Loan Modification, The Almaden Mortgage Loan bears interest at a fixed rate of 7.45%. As of December 31, 2023, the outstanding principal balance of The Almaden Mortgage Loan was $119.9 million after the $3.0 million principal paydown and a monthly principal payment in the amount of $130,000.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
8. NOTES PAYABLE (CONTINUED)
Amended and Restated Portfolio Loan Facility
On November 3, 2021, certain of the Company’s indirect wholly owned subsidiaries (the “Amended and Restated Portfolio Loan Facility Borrowers”), entered into a two-year loan agreement with Bank of America, N.A., as administrative agent (the “Agent”); BofA Securities, Inc., Wells Fargo Securities, LLC and Capital One, National Association as joint lead arrangers and joint book runners; Wells Fargo Bank, N.A., as syndication agent; and each of the financial institutions signatory thereto as lenders (as subsequently modified and amended, the “Amended and Restated Portfolio Loan Facility”). The current lenders under the Amended and Restated Portfolio Loan Facility are Bank of America, N.A.; Wells Fargo Bank, National Association; U.S. Bank, National Association; Capital One, National Association; PNC Bank, National Association; Regions Bank; and Zions Bankcorporation, N.A., DBA California Bank & Trust (together, the “Portfolio Loan Lenders”). The Amended and Restated Portfolio Loan Facility is secured by 60 South Sixth, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center (the “Properties”).
On December 22, 2023, the Amended and Restated Portfolio Loan Facility matured without repayment. The aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $606.3 million as of December 22, 2023.
On December 29, 2023, the Company, through the Amended and Restated Portfolio Loan Facility Borrowers, entered into a third loan modification and extension agreement with the Agent and the Portfolio Loan Lenders (the “Third Extension Agreement”) effective as of December 22, 2023. Pursuant to the Third Extension Agreement, the Agent and Portfolio Loan Lenders agreed to extend the maturity of the facility to February 6, 2024, and that any default that may have occurred under the Amended and Restated Portfolio Loan Facility or under any related loan document by virtue of the loan not being repaid on any prior maturity date was waived.
The Third Extension Agreement provides that 100% of excess cash flow (“Excess Cash Flow”) from the Properties be deposited monthly into a cash collateral account (the “Cash Sweep Collateral Account”). Funds may not be withdrawn from the Cash Sweep Collateral Account without the prior written consent of the Agent, and upon certain events, the Agent has the right to withdraw funds from the Cash Sweep Collateral Account and apply such funds to any due and payable obligations of the Amended and Restated Portfolio Loan Facility Borrowers or to pay certain costs and expenses related to the Properties. Excess Cash Flow for any calendar month means an amount equal to (a) gross revenues of the Amended and Restated Portfolio Loan Facility Borrowers from the Properties less (b) an amount equal to (i) operating expenses of the Properties paid by the Amended and Restated Portfolio Loan Facility Borrowers as reasonably approved by the Agent, plus (ii) principal and interest paid with respect to the Amended and Restated Portfolio Loan Facility, plus (iii) a limited amount of REIT-level general and administrative expenses allocated to the Properties, plus (iv) asset management fees to the Advisor in an amount not to exceed 0.75% of the cost basis of the Properties per annum, plus (v) any required payments under any permitted interest rate swap protection agreements entered into by the Amended and Restated Portfolio Loan Facility Borrowers.
In addition, the Third Extension Agreement required that the Amended and Restated Portfolio Loan Facility Borrowers make a principal paydown on the loan in the amount of $5.0 million, and the aggregate commitment under the Amended and Restated Portfolio Loan Facility was permanently reduced by that amount. As of December 31, 2023, the aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $601.3 million after the $5.0 million principal paydown.
The Amended and Restated Portfolio Loan Facility Borrowers also agreed to pay the Portfolio Loan Lenders a non-refundable fee in the amount of $1.4 million and certain fees, commissions and costs incurred by the Agent and its counsel in connection with the Third Extension Agreement.
On February 6, 2024, the Amended and Restated Portfolio Loan Facility Borrowers, entered into a fourth loan modification and extension agreement with the Agent and the Portfolio Loan Lenders (the “Fourth Extension Agreement”). Pursuant to the Fourth Extension Agreement, the Agent and Portfolio Loan Lenders agreed to extend the maturity of the facility to August 6, 2024. See Note 13, “Subsequent Events – Amended and Restated Portfolio Loan Facility.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
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
As of December 31, 2023, the Company has entered into 16 interest rate swaps and one interest rate cap, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps and interest rate cap as of December 31, 2023 and 2022. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2023		December 31, 2022			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2023
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	16	$1,300,000	20	$1,619,190	Fallback SOFR (2)/ Fixed at 1.08% - 1.28% One-month Term SOFR/ Fixed at 2.38% - 3.92%	2.8%	2.1
Interest rate cap	1	$125,000	—	$—	One-month Term SOFR at 6.49%	6.5%	0.1
_____________________
(1) Subsequent to December 31, 2023, the Company terminated two interest rate swap agreements and received aggregate settlement payments of $6.6 million.
(2) Upon cessation of one-month LIBOR on June 30, 2023, eight of the Company’s interest rate swaps which bore interest at one-month LIBOR were automatically converted to a fallback rate (“Fallback SOFR”) plus an 11.448 basis point adjustment. As of December 31, 2023, the Company had four interest rate swaps which had been converted to Fallback SOFR, all with a maturity date of January 1, 2025.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2023 and 2022 (dollars in thousands):

		December 31, 2023		December 31, 2022
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value (1)	15	$23,891	18	$40,216
Interest rate swaps	Other liabilities, at fair value (2)	1	$(175)	2	$(75)
Interest rate cap	Prepaid expenses and other assets, at fair value	1	$—	—	$—
_____________________
(1) As of December 31, 2022, prepaid expenses and other assets included an $8.7 million asset related to the fair value of two off-market interest rate swaps (which expired on November 2, 2023) determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
9. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$—	$7,152	$18,020
Realized gain recognized on interest rate swaps	(31,358)	(6,895)	—
Unrealized loss (gain) on interest rate swaps (1)	16,426	(52,189)	(23,283)
Unrealized loss on interest rate cap	25	—	—
Net gain on derivative instruments	$(14,907)	$(51,932)	$(5,263)
_____________________
(1) For the year ended December 31, 2023, unrealized loss (gain) on interest rate swaps included an $8.7 million unrealized loss related to the change in fair value of two off-market interest rate swaps (which expired on November 2, 2023) determined to be hybrid financial instruments for which the Company elected to apply the fair value option. For the years ended December 31, 2022 and 2021, unrealized loss (gain) on interest rate swaps included a $10.7 million and $5.8 million unrealized gain, respectively, related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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
Real estate equity securities: At December 31, 2023, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
10. FAIR VALUE DISCLOSURES (CONTINUED)
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2023 and 2022, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2023			December 31, 2022
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,738,613	$1,735,896	$1,679,259	$1,671,395	$1,667,288	$1,654,046

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
As of December 31, 2023, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$51,802	$51,802	$—	$—
Asset derivatives - interest rate swaps	23,891	—	23,891	—
Asset derivatives - interest rate caps	—	—	—	—
Liability derivatives - interest rate swaps	(175)	—	(175)	—

During the year ended December 31, 2023, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$71,918	$—	$—	$71,918
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the year ended December 31, 2023, as of the date that the fair value measurement was made, which was June 30, 2023. The carrying value for the real estate asset measured at a reporting date other than June 30, 2023 may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the year ended December 31, 2023, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property included a discount rate of 9.75% and a terminal cap rate of 7.75%. See Note 4, “Real Estate – Impairment of Real Estate” for further discussion of the impaired real estate property.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
11. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitle the Advisor and/or the Dealer Manager to reimbursement of offering costs related to the dividend reinvestment plan incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS REIT II (liquidated May 2023) and KBS Growth & Income REIT.
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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2023, 2022 and 2021, respectively, and any related amounts receivable and payable as of December 31, 2023 and 2022 (in thousands):

	Incurred Years Ended December 31,			Receivable as of December 31,		Payable as of December 31,
	2023	2022	2021	2023	2022	2023	2022
Expensed
Asset management fees (1)	$20,839	$20,102	$19,832	$—	$—	$16,992	$10,191
Reimbursement of operating expenses (2)	420	325	577	—	10	416	174
Disposition fees (3)	—	—	2,426	—	—	—	—
	$21,259	$20,427	$22,835	$—	$10	$17,408	$10,365
_____________________
(1) See “Asset Management Fees” below and under Note 3, “Summary of Significant Accounting Policies— Related Party Transactions—Asset Management Fee.”
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $111,000, $163,000 and $428,000 for the years ended December 31, 2023, 2022 and 2021, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2023, 2022 and 2021. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) and other than future payments pursuant to the Bonus Retention Fund (see Note 3, “Summary of Significant Accounting Policies— Related Party Transactions—Asset Management Fee”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. As of December 31, 2021, the Company was charged $0.8 million by certain vendors for services for which the Company believes it was either overcharged or which were never performed. Additionally, during the year ended December 31, 2022, the Company incurred $1.6 million of legal and accounting costs related to the investigation of this matter. The Advisor agreed to reimburse the Company for any amounts inappropriately charged to the Company for these vendor services, including legal and accounting costs incurred related to the investigation of this matter. As of December 31, 2023, the Company recorded a credit against the liability for asset management fees that were deferred in prior periods of $0.5 million that would have been due by the Company to the Advisor in those periods as a result of the increase in the Company’s net income and MFFO for such periods, and corresponding decrease in expenses, related to the charges that the Company should not have incurred. As of December 31, 2023, the Advisor had reimbursed the Company $1.9 million in cash for amounts inappropriately charged to the Company and for legal and accounting costs related to the investigation of this matter.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
11. RELATED PARTY TRANSACTIONS (CONTINUED)
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers. The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During each of the years ended December 31, 2023, 2022 and 2021, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.
Asset Management Fees
As of December 31, 2023 and 2022, the Company had accrued $17.0 million and $10.2 million of asset management fees, respectively, of which $8.5 million were Deferred Asset Management Fees as of December 31, 2023 and 2022, and $8.5 million and $1.7 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of December 31, 2023 and 2022, respectively, see Note 3, “Summary of Significant Accounting Policies— Related Party Transactions—Asset Management Fee.” For the year ended December 31, 2022, the Company and the Advisor agreed to adjust MFFO for the purpose of the calculation above to add back the following non-operating expenses: a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to the Company.
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
During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.3 million, $0.3 million and $0.3 million of revenue related to this lease, respectively.
Prior to their approval of the lease and the Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.
Portfolio Sale
On July 18, 2019, the Company sold the Singapore Portfolio to the SREIT, which is affiliated with Charles J. Schreiber, Jr., a director and executive officer of the Company. See Note 7, “Real Estate Equity Securities” for information related to the Company’s investment in the SREIT. The SREIT is externally managed by an entity (the “Manager”) in which Charles J. Schreiber, Jr. currently holds an indirect ownership interest. Mr. Schreiber is also a former director of the Manager. The SREIT pays the Manager an annual base fee of 10% of annual distributable income and an annual performance fee of 25% of the increase in distributions per unit of the SREIT from the preceding year. For acquisitions other than the Singapore Portfolio, the SREIT pays the Manager an acquisition fee of 1% of the acquisition price. The SREIT will also pay the Manager a divestment fee of 0.5% of the sale price of any real estate sold and a development management fee of 3% of the total project costs incurred for development projects. A portion of the fees paid to the Manager are paid to KBS Realty Advisors LLC, an entity controlled by Mr. Schreiber, for sub-advisory services. The Schreiber Trust, a trust whose beneficiaries are Charles J. Schreiber, Jr. and his family members, and the Linda Bren 2017 Trust also acquired units in the SREIT. The Schreiber Trust agreed it will not sell any portion of its units in the SREIT unless it has received the consent of the Company’s conflicts committee. The Linda Bren 2017 Trust has agreed it will not sell $5.0 million of its investment in the SREIT unless it has received the consent of the Company’s conflicts committee.
During the years ended December 31, 2023, 2022 and 2021, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
12. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide the respective services, the Company will be required to obtain such services from other sources.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2023.

13. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Deed-in-Lieu of Foreclosure of 201 Spear Street
On November 14, 2023, the Spear Street Borrower defaulted on the 201 Spear Street Mortgage Loan as a result of failure to pay in full the entire November 2023 monthly interest payment, resulting in an event of default on the loan on November 14, 2023.
On December 29, 2023, the Spear Street Borrower and the Spear Street Lender entered the Deed-in-Lieu Transaction. Pursuant to the Deed-in-Lieu Transaction, the Spear Street Lender has the right to transfer title to the 201 Spear Street property to itself or its designee for up to a six-month period ending June 15, 2024. On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan.
Amended and Restated Portfolio Loan Facility
On February 6, 2024, the Company, through certain of its indirect wholly owned subsidiaries (the “Amended and Restated Portfolio Loan Facility Borrowers”), entered into a fourth loan modification and extension agreement with the Agent and the Portfolio Loan Lenders (the “Fourth Extension Agreement”). Pursuant to the Fourth Extension Agreement, the Agent and Portfolio Loan Lenders agreed to extend the maturity of the Amended and Restated Portfolio Loan Facility to August 6, 2024.
Under the Fourth Extension Agreement, the Agent and the Portfolio Loan Lenders waived the requirement for the properties securing the loan (the “Portfolio Loan Properties”) to satisfy the minimum required ongoing debt service coverage ratio as of the December 31, 2023, March 31, 2024 and June 30, 2024 test dates and waived the requirement for REIT Properties III as guarantor to satisfy a net worth covenant for the period between February 6, 2024 and August 6, 2024.
The Fourth Extension Agreement also includes, among other requirements, a requirement for the Company to raise not less than $100,000,000 in new equity, debt or a combination of both on or prior to July 15, 2024.
The Fourth Extension Agreement provides that 100% of excess cash flow from the Portfolio Loan Properties continues to be deposited monthly into a cash collateral account (the “Cash Sweep Collateral Account”). Funds may not be withdrawn from the Cash Sweep Collateral Account without the prior written consent of the Agent, and upon certain events, the Agent has the right to withdraw funds from the Cash Sweep Collateral Account.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
13. SUBSEQUENT EVENTS (CONTINUED)
The Fourth Extension Agreement provides that, subject to the requirements contained therein, the Amended and Restated Portfolio Loan Facility Borrowers will be permitted to withdraw funds from the Cash Sweep Collateral Account to pay or reimburse the Amended and Restated Portfolio Loan Facility Borrowers for approved tenant improvements, leasing commissions and capital improvements and for operating shortfalls related to the Portfolio Loan Properties to the extent they occur in any month.
Additionally, the Fourth Extension Agreement provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default under the following loans is delivered by U.S. Bank, National Association under (a) the Company’s unsecured credit facility, (b) the payment guaranty agreement of the Company’s Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of REIT Properties III where the demand made or amount guaranteed is greater than $5.0 million.
The Amended and Restated Portfolio Loan Facility Borrowers also agreed to pay the Portfolio Loan Lenders a non-refundable fee in the amount of $0.9 million, to deposit $5.0 million into the Cash Sweep Collateral Account (which will generally be used to fund capital expenditures and operating cash flow needs of the Portfolio Loan Properties), and to pay the Portfolio Loan Lenders an exit fee in the amount of $1.0 million, which is due on the earliest to occur of the maturity date, the repayment of the loan in full and the occurrence of a default under the loan.
Disposition of the McEwen Building
On April 30, 2012, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 175,262 rentable square feet located on approximately 10.7 acres of land in Franklin, Tennessee (the “McEwen Building”). On February 21, 2024, the Company completed the sale of the McEwen Building to a purchaser unaffiliated with the Company or the Advisor, for $48.8 million, before third-party closing costs of approximately $1.1 million and excluding disposition fees payable to the Advisor.
Modified Portfolio Revolving Loan Facility
On October 17, 2018, certain of the Company’s indirect wholly owned subsidiaries (the “Modified Portfolio Revolving Loan Borrowers”) entered into a loan facility (as subsequently modified and amended, the “Modified Portfolio Revolving Loan Facility”) with U.S. Bank National Association, as administrative agent (the “Modified Portfolio Revolving Loan Agent”). The current lenders under the Modified Portfolio Revolving Loan Facility are U.S. Bank National Association, Regions Bank, Citizens Bank, City National Bank and Associated Bank, National Association (the “Modified Portfolio Revolving Loan Lenders”).
On February 21, 2024, in connection with the disposition of the McEwen Building and pursuant to the Third Modification Agreement (defined below), the Modified Portfolio Revolving Loan Borrowers paid the Modified Portfolio Revolving Loan Agent the net sales proceeds from the sale of the McEwen Building (“Required McEwen Payment”) of $46.2 million, which amount was applied to reduce the outstanding principal amount of the Modified Portfolio Revolving Loan Facility to $203.0 million, and the McEwen Building was released as security for the Modified Portfolio Revolving Loan Facility. Notwithstanding the Required McEwen Payment, the Third Modification Agreement allows the Company to draw back a portion of the loan payment through the holdbacks described below, providing additional liquidity to the Company to fund capital needs in the portfolio. Following the release of the McEwen Building, the Modified Portfolio Revolving Loan Facility is secured by 515 Congress, Gateway Tech Center and 201 17th Street (the “Modified Portfolio Revolving Loan Properties”).

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
13. SUBSEQUENT EVENTS (CONTINUED)
On February 9, 2024, the Company, through the Modified Portfolio Revolving Loan Borrowers, entered into an additional advance and third modification agreement (the “Third Modification Agreement”) with the Modified Portfolio Revolving Loan Agent and the Modified Portfolio Revolving Loan Lenders. In connection with the Required McEwen Payment and the release of the McEwen Building, the Third Modification Agreement provides that the following terms apply to the Modified Portfolio Revolving Loan Facility:
(i)    the maturity date is extended to March 1, 2026,
(ii)     the interest rate resets to one-month Term SOFR plus 300 basis points and the loan requires quarterly payments of principal in the amount of $880,900,
(iii)    the revolving portion of the facility is converted into non-revolving debt, the accordion option is eliminated (whereby the Modified Portfolio Revolving Loan Borrowers previously had the ability to request that the commitment be increased subject to the Modified Portfolio Revolving Loan Lenders’ consent and certain additional conditions), and the revolving portion of the Modified Portfolio Revolving Loan Facility and the rights of the Modified Portfolio Revolving Loan Borrowers to reborrow debt under the loan once it has been paid is eliminated,
(iv)     holdbacks of a portion of the Modified Portfolio Revolving Loan Facility are established, which holdbacks may be disbursed subject to the satisfaction of certain terms and conditions, as described below,
(v)    the Company is restricted from paying dividends or distributions to its stockholders or redeeming shares of its stock without the Modified Portfolio Revolving Loan Agent’s prior written consent, except for any amounts that the Company is required to distribute to its stockholders to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and
(vi)    certain cash management sweeps are established, as described below.
As a result of the release of the McEwen Building, the Third Modification Agreement allows the Company to draw back a portion of the amount of the loan paydown from the McEwen Building sale proceeds through holdbacks on the Modified Portfolio Revolving Loan Facility, consisting of (i) a holdback for the payment of, or reimbursement of the Modified Portfolio Revolving Loan Borrowers’ payment of, tenant improvements, leasing commissions and capital expenditures related to the Modified Portfolio Revolving Loan Properties equal to $10.0 million and (ii) a holdback for the payment of, or reimbursement of REIT Properties III’s (the “Guarantor”), an indirect wholly owned subsidiary of the Company, and/or its subsidiaries’ payment of, tenant improvements, leasing commissions and capital expenditures for real property and related improvements owned directly or indirectly by the Guarantor in an amount equal to $6.2 million. Disbursements of the holdback amounts are subject to the conditions of the Third Modification Agreement. In the event of disbursements of the holdback amounts, such advances by the Modified Portfolio Revolving Loan Lenders will increase the aggregate principal commitment under the Modified Portfolio Revolving Loan Facility.
Also as a result of the release of the McEwen Building, the Third Modification Agreement provides that excess cash flow from the Modified Portfolio Revolving Loan Properties be deposited monthly into an interest-bearing account held by the Modified Portfolio Revolving Loan Agent for the benefit of the Modified Portfolio Revolving Loan Lenders (“Cash Management Account”). So long as no default exists under the Modified Portfolio Revolving Loan Facility and subject to the terms and conditions in the Third Modification Agreement, the Modified Portfolio Revolving Loan Borrowers may request disbursement from the Cash Management Account for the payment of debt service payments (including the quarterly principal payments) and other payments due under the loan, for tenant improvements, leasing commissions, capital expenditures and other operating shortfalls and for certain REIT-level expenses. The Modified Portfolio Revolving Loan Agent has the sole right to make withdrawals from the Cash Management Account.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
13. SUBSEQUENT EVENTS (CONTINUED)
In connection with the Third Modification Agreement, the Guarantor and the Modified Portfolio Revolving Loan Lenders also agreed to amendments to the Guarantor’s financial covenants (increasing the allowed leverage ratio and reducing the required earnings to fixed charges ratios). The Third Modification Agreement provides that disbursements of the holdback amounts and withdrawals from the Cash Management Account are subject to compliance with the above referenced amended Guarantor financial covenants and other covenants that require the Modified Portfolio Revolving Loan Properties to satisfy certain leverage and debt service coverage ratios and that the Modified Portfolio Revolving Loan Agent may demand a pay down of the outstanding principal balance of the loan to the extent of noncompliance with such covenants.
Termination of Share Redemption Program and Dividend Reinvestment Plan
Due to certain restrictions and covenants included in one of the Company’s loan agreements, the Company does not expect to redeem any shares of common stock or pay any dividends or distributions on its common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, on March 15, 2024, the Company’s Board of Directors approved the termination of both the share redemption program and the dividend reinvestment plan. The Company’s share redemption program had been previously suspended for all redemptions, including Special Redemptions beginning in December 2023 and suspended for Ordinary Redemptions beginning in January 2023.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2023
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Town Center	Plano, TX	100%	(4)	$7,428	$108,547	$115,975	$25,445	$7,428	$133,992	$141,420	$(52,231)	2001/2002/2006	03/27/2012
McEwen Building (5)	Franklin, TN	100%	(6)	5,600	34,704	40,304	(117)	5,600	34,587	40,187	(11,840)	2009	04/30/2012
Gateway Tech Center	Salt Lake City, UT	100%	(6)	5,617	20,051	25,668	10,859	5,617	30,910	36,527	(12,257)	1909	05/09/2012
60 South Sixth	Minneapolis, MN	100%	(4)	16,951	109,191	126,142	59,217	16,951	168,408	185,359	(57,793)	1991	01/31/2013
Preston Commons	Dallas, TX	100%	(4)	17,188	96,330	113,518	31,604	17,188	127,934	145,122	(41,862)	1958/1986	06/19/2013
Sterling Plaza	Dallas, TX	100%	(4)	6,800	68,292	75,092	20,083	6,800	88,375	95,175	(30,619)	1984	06/19/2013
201 Spear Street (7)	San Francisco, CA	100%	$125,000	40,279	85,941	126,220	(55,649)	24,473	46,098	70,571	(1,543)	1984	12/03/2013
Accenture Tower	Chicago, IL	100%	306,000	49,306	370,662	419,968	152,304	49,306	522,966	572,272	(163,795)	1987	12/16/2013
Ten Almaden	San Jose, CA	100%	(4)	7,000	110,292	117,292	14,170	7,000	124,462	131,462	(40,615)	1988	12/05/2014
Towers at Emeryville	Emeryville, CA	100%	(4)	35,774	147,167	182,941	40,272	35,774	187,439	223,213	(65,700)	1972/1975/1985	12/23/2014
3003 Washington Boulevard	Arlington, VA	100%	(8)	18,800	129,820	148,620	6,333	18,800	136,153	154,953	(46,009)	2014	12/30/2014
Park Place Village	Leawood, KS	100%	65,000	11,009	117,070	128,079	(40,996)	8,101	78,982	87,083	(13,743)	2007	06/18/2015
201 17th Street	Atlanta, GA	100%	(6)	5,277	86,859	92,136	13,095	5,277	99,954	105,231	(33,579)	2007	06/23/2015
515 Congress	Austin, TX	100%	(6)	8,000	106,261	114,261	21,987	8,000	128,248	136,248	(35,623)	1975	08/31/2015
The Almaden	San Jose, CA	100%	119,870	29,000	130,145	159,145	33,956	29,000	164,101	193,101	(49,537)	1980/1981	09/23/2015
3001 Washington Boulevard	Arlington, VA	100%	(8)	9,900	41,551	51,451	9,526	9,900	51,077	60,977	(14,722)	2015	11/06/2015
Carillon	Charlotte, NC	100%	94,400	19,100	126,979	146,079	27,999	19,100	154,978	174,078	(42,033)	1991	01/15/2016
		TOTAL		$293,029	$1,889,862	$2,182,891	$370,088	$274,315	$2,278,664	$2,552,979	$(713,501)
____________________
(1) Building and improvements includes tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of impairment charges, write-offs of fully depreciated/amortized assets and property damage.
(3) The aggregate cost of real estate for federal income tax purposes was $2.8 billion (unaudited) as of December 31, 2023.
(4) As of December 31, 2023, these properties served as the security for the Amended and Restated Portfolio Loan Facility, which had an outstanding principal balance of $601.3 million.
(5) Subsequent to December 31, 2023, the Company completed the sale of the McEwen Building to a purchaser unaffiliated with the Company or the Advisor. See Note 13, “Subsequent Events – Disposition of the McEwen Building.”
(6) As of December 31, 2023, these properties served as the security for the Modified Portfolio Revolving Loan Facility, which had an outstanding principal balance of $249.1 million.
(7) This property was held for non-sale disposition as of December 31, 2023.
(8) As of December 31, 2023, these properties served as the security for the 3001 & 3003 Washington Mortgage Loan, which had an outstanding principal balance of $140.4 million.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2023
(dollar amounts in thousands)

	2023	2022	2021
Real Estate:
Balance at the beginning of the year	$2,568,352	$2,441,266	$2,554,572
Improvements	76,346	144,693	69,527
Write off of fully depreciated and fully amortized assets	(46,260)	(17,607)	(15,502)
Impairments	(45,459)	—	—
Sale	—	—	(167,331)
Balance at the end of the year	$2,552,979	$2,568,352	$2,441,266
Accumulated depreciation and amortization:
Balance at the beginning of the year	$(656,401)	$(572,968)	$(525,629)
Depreciation and amortization expense	(103,360)	(101,040)	(100,036)
Write off of fully depreciated and fully amortized assets	46,260	17,607	15,502
Sale	—	—	37,195
Balance at the end of the year	$(713,501)	$(656,401)	$(572,968)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 18, 2024.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chief Executive Officer, President and Director (principal executive officer)	March 18, 2024
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 18, 2024
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 18, 2024
Stacie K. Yamane
/s/ MARC DELUCA	Chairman of the Board and Director	March 18, 2024
Marc DeLuca
/s/ STUART A. GABRIEL, PH.D.	Director	March 18, 2024
Stuart A. Gabriel, Ph.D.
/s/ ROBERT MILKOVICH	Director	March 18, 2024
Robert Milkovich
/s/ RON D. STURZENEGGER	Director	March 18, 2024
Ron D. Sturzenegger