Form 10-Q
period 2024-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2024-05-15
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 10, 2024, there were 148,516,246 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Real estate:
Land	$244,243	$268,715
Buildings and improvements	2,171,343	2,209,503
Tenant origination and absorption costs	33,030	34,574
Total real estate held for investment, cost	2,448,616	2,512,792
Less accumulated depreciation and amortization	(723,331)	(701,661)
Total real estate held for investment, net	1,725,285	1,811,131
Real estate held for sale, net	—	28,347
Total real estate, net	1,725,285	1,839,478
Real estate equity securities	32,290	51,802
Total real estate and real estate-related investments, net	1,757,575	1,891,280
Cash and cash equivalents	34,200	36,836
Restricted cash	13,659	14,086
Rents and other receivables, net	101,081	96,056
Above-market leases, net	171	189
Assets related to real estate held for sale, net	—	4,635
Prepaid expenses and other assets	101,215	96,303
Total assets	$2,007,901	$2,139,385
Liabilities and equity
Notes payable:
Notes payable, net	$1,573,286	$1,689,719
Notes payable related to real estate held for sale, net	—	46,177
Notes payable, net	1,573,286	1,735,896
Accounts payable and accrued liabilities	43,953	49,646
Due to affiliate	18,708	17,408
Below-market leases, net	891	1,069
Liabilities related to real estate held for sale, net	—	515
Other liabilities	66,079	67,439
Total liabilities	1,702,917	1,871,973
Commitments and contingencies (Note 12)
Redeemable common stock	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,516,246 and 148,516,246 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,485	1,485
Additional paid-in capital	1,313,297	1,313,299
Cumulative distributions in excess of net income	(1,009,798)	(1,047,372)
Total stockholders’ equity	304,984	267,412
Total liabilities and equity	$2,007,901	$2,139,385

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental income	$65,357	$69,297
Dividend income from real estate equity securities	540	6,540
Other operating income	4,331	4,352
Total revenues	70,228	80,189
Expenses:
Operating, maintenance and management	17,403	17,651
Real estate taxes and insurance	12,954	14,719
Asset management fees to affiliate	4,943	5,089
General and administrative expenses	5,491	1,591
Depreciation and amortization	27,534	28,497
Interest expense	32,452	26,730
Net (gain) loss on derivative instruments	(16,152)	7,038
Impairment charges on real estate	—	26,988
Total expenses	84,625	128,303
Other income (loss):
Unrealized loss on real estate equity securities	(19,512)	(18,347)
Gain from extinguishment of debt	56,372	—
Gain on sale of real estate, net	14,781	—
Other interest income	330	42
Total other income (loss), net	51,971	(18,305)
Net income (loss)	$37,574	$(66,419)
Net income (loss) per common share, basic and diluted	$0.25	$(0.45)
Weighted-average number of common shares outstanding, basic and diluted	148,516,246	148,445,004

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2024 and 2023 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2023	148,516,246	$1,485	$1,313,299	$(1,047,372)	$267,412
Net income	—	—	—	37,574	37,574
Other offering costs	—	—	(2)	—	(2)
Balance, March 31, 2024	148,516,246	$1,485	$1,313,297	$(1,009,798)	$304,984

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2022	147,964,954	$1,480	$1,275,833	$(855,645)	$421,668
Net loss	—	—	—	(66,419)	(66,419)
Issuance of common stock	871,027	8	7,440	—	7,448
Transfers to redeemable common stock	—	—	(4,527)	—	(4,527)
Redemptions of common stock	(324,985)	(3)	(2,922)	—	(2,925)
Distributions declared	—	—	—	(17,073)	(17,073)
Other offering costs	—	—	(6)	—	(6)
Balance, March 31, 2023	148,510,996	$1,485	$1,275,818	$(939,137)	$338,166

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$37,574	$(66,419)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,534	28,497
Impairment charges on real estate	—	26,988
Unrealized loss on real estate equity securities	19,512	18,347
Deferred rents	(3,488)	(4,234)
Amortization of above- and below-market leases, net	(160)	(200)
Amortization of deferred financing costs	2,482	1,039
Unrealized (gain) loss on derivative instruments	(8,904)	13,674
Gains related to swap terminations	(178)	—
Interest rate swap settlement for early terminated swaps	6,552	—
Gain from extinguishment of debt	(56,372)	—
Gain on sale of real estate	(14,781)	—
Interest rate swap settlements for off-market swap instruments	—	(1,636)
Changes in operating assets and liabilities:
Rents and other receivables	(3,395)	(1,915)
Due from affiliate	—	8
Prepaid expenses and other assets	(8,090)	(9,688)
Accounts payable and accrued liabilities	326	(4,216)
Due to affiliate	1,300	1,619
Other liabilities	1,965	3,328
Net cash provided by operating activities	1,877	5,192
Cash Flows from Investing Activities:
Improvements to real estate	(9,887)	(23,010)
Purchase of interest rate cap	—	(25)
Proceeds from sale of real estate, net	46,929	—
Net cash provided by (used in) investing activities	37,042	(23,035)
Cash Flows from Financing Activities:
Proceeds from notes payable	10,000	15,000
Principal payments on notes payable	(46,910)	(445)
Payments of deferred financing costs	(3,184)	(530)
Interest rate swap settlements for off-market swap instruments	—	1,505
Restricted cash surrendered from deed-in-lieu of foreclosure	(1,886)	—
Payments to redeem common stock	—	(2,925)
Payments of other offering costs	(2)	(6)
Distributions paid to common stockholders	—	(11,303)
Net cash (used in) provided by financing activities	(41,982)	1,296
Net decrease in cash, cash equivalents and restricted cash	(3,063)	(16,547)
Cash, cash equivalents and restricted cash, beginning of period	50,922	53,837
Cash, cash equivalents and restricted cash, end of period	$47,859	$37,290
Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,082	$19,867
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage loan extinguished in connection with deed-in-lieu of foreclosure	$125,000	$—
Real estate transferred in connection with deed-in-lieu of foreclosure	$69,028	$—
Net liabilities transferred in connection with deed-in-lieu of foreclosure	$2,286	$—
Distributions payable	$—	$5,696
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$7,448
Accrued improvements to real estate	$12,276	$18,770
Accrued interest rate swap settlements related to off-market swap instruments	$—	$(846)

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2024, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of March 31, 2024, the Company owned 14 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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
The Company sold 169,006,162 shares of common stock in the primary Offering for gross proceeds of $1.7 billion. The Company sold 46,154,757 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $471.3 million. The Company has redeemed or repurchased 74,644,349 shares sold in the Offering for $789.2 million. On March 15, 2024, the Company terminated its dividend reinvestment plan and its share redemption program.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
2. GOING CONCERN
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years, with short-term extension options available upon the Company meeting certain debt covenants. Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the Company’s liquidity needs in order to satisfy upcoming debt obligations and the Company’s ability to satisfy debt covenant requirements. Through the normal course of operations, the Company has $1.2 billion of notes payable maturing during the 12-month period from the issuance of these financial statements. In addition, the loan modification and extension agreement with the lenders under the Amended and Restated Portfolio Facility requires that the Company raise not less than $100.0 million in new equity, debt or a combination of both on or prior to July 15, 2024 and the failure to do so constitutes an immediate default under the facility. Considering the current commercial real estate lending environment, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company anticipates it may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, in addition to raising capital through new equity or debt, the Company may consider selling assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. The Company also may defer noncontractual expenditures. However, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented within one year from the date the financial statements are issued, as certain elements of management’s plans are outside the control of the Company, including its ability to successfully refinance, restructure or extend certain of its debt instruments, raise capital or sell assets. As a result of the Company’s upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where the Company owns properties, reduction in the Company’s cash flows and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note 8, “Notes Payable” for further information regarding the Company’s notes payable.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
During the three months ended March 31, 2024, the Company sold an office property. As a result, certain assets and liabilities related to this property were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Derivative Instruments
Cash Flow Classification of Derivative Settlements
The Company classifies proceeds received or amounts paid related to early terminations or settlements of its derivative instruments not designated as hedges for accounting purposes in cash flows from operating activities in the statement of cash flows. During the three months ended March 31, 2024, the Company terminated two interest rate swap agreements and received aggregate settlement proceeds of $6.6 million which was included in net cash flow provided by operating activities in the accompanying consolidated statement of cash flows.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2024 and 2023, respectively.
Distributions declared per common share were $0.115 in the aggregate for the three months ended March 31, 2023. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the period commencing January 2023 through March 2023. For each monthly record date for distributions during the period from January 1, 2023 through March 31, 2023, distributions were calculated at a rate of $0.03833333 per share. No distributions were declared for the three months ended March 31, 2024.
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
March 31, 2024
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

4. REAL ESTATE
Real Estate Held for Investment
As of March 31, 2024, the Company’s real estate portfolio was composed of 14 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 6.9 million rentable square feet. As of March 31, 2024, the Company’s real estate portfolio was collectively 82.8% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2024 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$141,958	$(53,763)	$88,195
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	36,550	(12,717)	23,833
60 South Sixth	01/31/2013	Minneapolis	MN	Office	185,621	(59,700)	125,921
Preston Commons	06/19/2013	Dallas	TX	Office	145,358	(43,122)	102,236
Sterling Plaza	06/19/2013	Dallas	TX	Office	96,078	(31,689)	64,389
Accenture Tower	12/16/2013	Chicago	IL	Office	574,136	(169,864)	404,272
Ten Almaden	12/05/2014	San Jose	CA	Office	131,462	(41,828)	89,634
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	223,242	(67,706)	155,536
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,985	(47,306)	107,679
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	87,613	(14,418)	73,195
201 17th Street	06/23/2015	Atlanta	GA	Office	105,512	(34,669)	70,843
515 Congress	08/31/2015	Austin	TX	Office	137,127	(36,896)	100,231
The Almaden	09/23/2015	San Jose	CA	Office	192,751	(50,746)	142,005
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,992	(15,204)	45,788
Carillon	01/15/2016	Charlotte	NC	Office	175,231	(43,703)	131,528
					$2,448,616	$(723,331)	$1,725,285
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
4. REAL ESTATE (CONTINUED)
As of March 31, 2024, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$404,272	20.1%	$38,193	$27.86	94.0%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2024, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 15.3 years with a weighted-average remaining term of 5.7 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $9.2 million and $10.0 million as of March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024 and 2023, the Company recognized deferred rent from tenants of $3.5 million and $4.2 million, respectively. As of March 31, 2024 and December 31, 2023, the cumulative deferred rent balance was $96.5 million and $91.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $18.7 million and $16.0 million of unamortized lease incentives as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2024 through December 31, 2024	$138,343
2025	178,256
2026	165,217
2027	142,410
2028	123,167
Thereafter	458,135
$1,205,528

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
4. REAL ESTATE (CONTINUED)
As of March 31, 2024, the Company’s office and office/retail properties were leased to approximately 520 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	106	$35,809	18.6%
Legal Services	54	24,980	13.0%
		$60,789	31.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2024, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2024, the Company’s net investments in real estate in Illinois, California and Texas represented 20.1%, 19.3% and 17.7% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
The Company did not record any non-cash impairment charges during the three months ended March 31, 2024.
During the three months ended March 31, 2023, the Company recorded non-cash impairment charges of $27.0 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows being lower than the net carrying value of the property. As a result, 201 Spear Street was valued at substantially less than the outstanding mortgage debt. During the year ended December 31, 2023, the borrower under the 201 Spear Street Mortgage Loan (the “Spear Street Borrower”) entered into a deed-in-lieu of foreclosure transaction (the “Deed-in-Lieu Transaction”) with the lender of the 201 Spear Street Mortgage Loan (the “Spear Street Lender”). On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. See below, “— Disposition Through Deed-in-Lieu of Foreclosure Transaction.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
4. REAL ESTATE (CONTINUED)
Disposition Through Deed-in-Lieu of Foreclosure Transaction
During the three months ended March 31, 2024, the Company disposed of the 201 Spear Street property in connection with the Deed-in-Lieu Transaction. As of December 31, 2023, the 201 Spear Street property was held for non-sale disposition. The results of operations for 201 Spear Street are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes the revenue and expenses related to 201 Spear Street for the three months ended March 31, 2024 and 2023, respectively (in thousands).

	For the Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$197	$4,152
Other operating income	9	118
Total revenues	$206	$4,270
Expenses
Operating, maintenance, and management	$52	$888
Real estate taxes and insurance	69	749
Asset management fees to affiliate	26	288
General and administrative expenses	22	40
Depreciation and amortization	—	1,255
Interest expense	419	1,932
Impairment charge	—	26,988
Total expenses	$588	$32,140

The following table summarizes the assets and liabilities related to 201 Spear Street, which was held for non-sale disposition as of December 31, 2023 (in thousands):

December 31, 2023
Assets related to real estate held for non-sale disposition
Total real estate, at cost and net of impairment charges	$70,571
Accumulated depreciation and amortization	(1,543)
Real estate held for non-sale disposition, net	69,028
Restricted cash	3,103
Rent and other receivables, net	1,142
Prepaid expenses and other assets	1,421
Total assets	$74,694
Liabilities related to real estate held for non-sale disposition
Notes payable, net	$125,000
Accounts payable and accrued liabilities	3,927
Due to affiliate	16
Other liabilities	1,816
Total liabilities	$130,759

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
5. REAL ESTATE DISPOSITIONS
During the three months ended March 31, 2024, the Company sold one office property to a purchaser unaffiliated with the Company or the Advisor for $48.8 million, before third-party closing costs and disposition fees payable to the Advisor.
As of March 31, 2024, the Company did not have any real estate properties held for sale.
The results of operations for the office property sold during the three months ended March 31, 2024 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the office property sold for the three months ended March 31, 2024 and 2023, respectively (in thousands).

	For the Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$864	$1,334
Other operating income	6	16
Total revenues	$870	$1,350
Expenses
Operating, maintenance, and management	$334	$314
Real estate taxes and insurance	90	154
Asset management fees to affiliate	48	83
Depreciation and amortization	—	399
Total expenses	$472	$950

The following summary presents the major components of assets and liabilities to real estate held for sale as of December 31, 2023 (in thousands).

December 31, 2023
Real estate held for sale, net:
Total real estate, at cost	$40,187
Accumulated depreciation and amortization	(11,840)
Real estate held for sale, net	28,347
Other assets	4,635
Total assets related to real estate held for sale	$32,982
Liabilities related to real estate held for sale:
Notes payable related to real estate held for sale, net	$46,177
Other liabilities	515
Total liabilities related to real estate held for sale	$46,692

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
6. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of March 31, 2024 and December 31, 2023, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Cost	$33,030	$34,574	$873	$904	$(5,049)	$(7,216)
Accumulated Amortization	(24,695)	(25,450)	(702)	(715)	4,158	6,147
Net Amount	$8,335	$9,124	$171	$189	$(891)	$(1,069)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Amortization	$(789)	$(1,037)	$(18)	$(19)	$178	$219

7. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. As of March 31, 2024, REIT Properties III held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT. As of March 31, 2024, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $32.3 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.136 per unit as of March 31, 2024.
During the three months ended March 31, 2024 and 2023, the Company recognized $0.5 million and $6.5 million of dividend income from its investment in the SREIT, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded an unrealized loss on real estate equity securities of $19.5 million and $18.3 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
8. NOTES PAYABLE
As of March 31, 2024 and December 31, 2023, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of March 31, 2024	Book Value as of December 31, 2023	Contractual Interest Rate as of March 31, 2024 (1)	Effective Interest Rate as of March 31, 2024 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$119,610	$119,870	7.45%	7.45%	Principal & Interest	02/01/2026
201 Spear Street Mortgage Loan (4)	—	125,000	(4)	(4)	(4)	(4)
Carillon Mortgage Loan (5)	94,400	94,400	One-month Term SOFR +1.50%	6.83%	Interest Only	04/11/2024
Modified Portfolio Revolving Loan Facility (6)	202,968	249,145	One-month Term SOFR + 3.00%	8.33%	Principal & Interest	03/01/2026
3001 & 3003 Washington Mortgage Loan	139,937	140,410	One-month Term SOFR + 0.10% + 1.45%	6.88%	Principal & Interest	06/01/2024
Accenture Tower Revolving Loan (7)	306,000	306,000	One-month Term SOFR + 2.35%	7.68%	Interest Only	11/02/2024
Credit Facility (8)	47,500	37,500	One-month Term SOFR + 2.20%	7.53%	Interest Only	07/30/2024
Amended and Restated Portfolio Loan Facility (9)	601,288	601,288	One-month BSBY (10) +1.80%	7.15%	Interest Only	08/06/2024
Park Place Village Mortgage Loan (11)	65,000	65,000	One-month Term SOFR + 1.95%	7.28%	Interest Only	08/31/2025
Total notes payable principal outstanding	$1,576,703	$1,738,613
Deferred financing costs, net	(3,417)	(2,717)
Total Notes Payable, net	$1,573,286	$1,735,896
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2024. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2024, consisting of the contractual interest rate and using interest rate indices as of March 31, 2024, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2024; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
(3) Beginning January 1, 2024, The Almaden Borrower is required to make a monthly principal payment in the amount of $130,000.
(4) The Spear Street Borrower defaulted on the 201 Spear Street Mortgage Loan as a result of failure to pay in full the entire November 2023 monthly interest payment, resulting in an event of default on the loan on November 14, 2023. On December 29, 2023, the Spear Street Borrower and the Spear Street Lender entered a deed-in-lieu of foreclosure transaction and the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan on January 9, 2024.
(5) As of March 31, 2024, the borrowing capacity under the Carillon Mortgage Loan was $111.0 million, of which $88.8 million was term debt and $22.2 million was revolving debt. As of March 31, 2024, the outstanding balance under the loan consisted of $88.8 million of term debt and $5.6 million of revolving debt. As of March 31, 2024, $16.6 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents. As of March 31, 2024, the Carillon Mortgage Loan has one 24-month extension option, subject to certain terms and conditions contained in the loan documents. Subsequent to March 31, 2024, the borrower under the Carillon Mortgage Loan entered into a loan modification agreement (the “Carillon Second Modification Agreement”) with the lender and extended the maturity date of the Carillon Mortgage Loan to June 10, 2024. The one 24-month extension option pursuant to the loan agreement remained available from the original maturity date of April 11, 2024, subject to certain terms and conditions contained in the loan documents. In connection with the Carillon Second Modification Agreement, the borrowing capacity under the Carillon Mortgage Loan was reduced to $94.4 million. The revolving debt outstanding was converted to term debt and the remaining unadvanced portion of the commitment of $16.6 million was permanently cancelled pursuant to the Carillon Second Modification Agreement.
(6) See below, “– Recent Financing Transactions – Modified Portfolio Revolving Loan Facility.”
(7) As of March 31, 2024, the outstanding balance under the Accenture Tower Revolving Loan consisted of $229.5 million of term debt and $76.5 million of revolving debt. As of March 31, 2024, the Accenture Tower Revolving Loan has one 12-month extension option, subject to certain terms and conditions contained in the loan documents.
(8) As of March 31, 2024, the borrowing capacity under the Credit Facility was $75.0 million, of which $37.5 million is term debt and $37.5 million is revolving debt. As of March 31, 2024, the outstanding balance under the Credit Facility consisted of $37.5 million of term debt and $10.0 million of revolving debt. As of March 31, 2024, an additional $27.5 million of revolving debt remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. See Note 13, “Subsequent Events – Second Modification of Credit Facility.”
(9) See below, “– Recent Financing Transactions – Amended and Restated Portfolio Loan Facility.”
(10) Bloomberg Short-Term Bank Yield Index (“BSBY”).
(11) As of March 31, 2024, the Park Place Village Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. Monthly payments are interest only during the initial term and the first extension option. During the second extension option, certain future monthly payments due under the Park Place Village Mortgage Loan also include amortizing principal payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Through the normal course of operations, the Company has $1.2 billion of notes payable maturing over the 12-month period from the issuance of these financial statements. Considering the current commercial real estate lending environment, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company anticipates it may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, in addition to raising capital through new equity or debt, the Company may consider selling assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. The Company also may defer noncontractual expenditures. Additionally, continued increases in interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on the Company’s ability to meet loan compliance tests and may further reduce the available liquidity under the Company’s loan agreements. See also, Note 2, “Going Concern.”
During the three months ended March 31, 2024 and 2023, the Company’s interest expense related to notes payable was $32.5 million and $26.7 million, respectively, which excludes the impact of interest rate swaps and caps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 9, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $2.5 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, $10.0 million and $9.9 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2024 (in thousands):

April 1, 2024 through December 31, 2024	$1,192,938
2025	70,083
2026	313,682
2027	—
2028	—
Thereafter	—
$1,576,703

The Company’s notes payable contain financial debt covenants. As of March 31, 2024, the Company believes it was in compliance with these debt covenants. The Company’s loan agreements contain cross default provisions, including that the failure of one or more of the Company’s subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of the Company’s indebtedness under other debt facilities. As of March 31, 2024, the Almaden Mortgage Loan, the Modified Portfolio Revolving Loan Facility and the Amended and Restated Portfolio Loan Facility are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of the Company’s lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, the Company may request disbursements from the cash management accounts. Amounts held in the cash management accounts at each reporting period are included in restricted cash in the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Recent Financing Transactions
Amended and Restated Portfolio Loan Facility
On November 3, 2021, certain of the Company’s indirect wholly owned subsidiaries (the “Amended and Restated Portfolio Loan Facility Borrowers”), entered into a two-year loan agreement with Bank of America, N.A., as administrative agent (the “Agent”); BofA Securities, Inc., Wells Fargo Securities, LLC and Capital One, National Association as joint lead arrangers and joint book runners; Wells Fargo Bank, N.A., as syndication agent; and each of the financial institutions signatory thereto as lenders (as subsequently modified and amended, the “Amended and Restated Portfolio Loan Facility”). The current lenders under the Amended and Restated Portfolio Loan Facility are Bank of America, N.A.; Wells Fargo Bank, National Association; U.S. Bank, National Association; Capital One, National Association; PNC Bank, National Association; Regions Bank; and Zions Bankcorporation, N.A., DBA California Bank & Trust (together, the “Portfolio Loan Lenders”). The Amended and Restated Portfolio Loan Facility is secured by 60 South Sixth, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center (the “Portfolio Loan Properties”).
On February 6, 2024, the Amended and Restated Portfolio Loan Facility Borrowers entered into a fourth loan modification and extension agreement with the Agent and the Portfolio Loan Lenders (the “Fourth Extension Agreement”). Pursuant to the Fourth Extension Agreement, the Agent and Portfolio Loan Lenders agreed to extend the maturity of the Amended and Restated Portfolio Loan Facility to August 6, 2024.
Under the Fourth Extension Agreement, the Agent and the Portfolio Loan Lenders waived the requirement for the Portfolio Loan Properties to satisfy the minimum required ongoing debt service coverage ratio as of the December 31, 2023, March 31, 2024 and June 30, 2024 test dates and waived the requirement for REIT Properties III as guarantor to satisfy a net worth covenant for the period between February 6, 2024 and August 6, 2024.
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
Additionally, the Fourth Extension Agreement provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default under the following loans is delivered by U.S. Bank, National Association under (a) the Company’s Credit Facility, (b) the payment guaranty agreement of the Company’s Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of REIT Properties III where the demand made or amount guaranteed is greater than $5.0 million.
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
March 31, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
As a result of the release of the McEwen Building, the Third Modification Agreement allows the Company to draw back a portion of the amount of the loan paydown from the McEwen Building sale proceeds through holdbacks on the Modified Portfolio Revolving Loan Facility, consisting of (i) a holdback for the payment of, or reimbursement of the Modified Portfolio Revolving Loan Borrowers’ payment of, tenant improvements, leasing commissions and capital expenditures related to the Modified Portfolio Revolving Loan Properties equal to $10.0 million and (ii) a holdback for the payment of, or reimbursement of REIT Properties III’s (the “Guarantor”) and/or its subsidiaries’ payment of, tenant improvements, leasing commissions and capital expenditures for real property and related improvements owned directly or indirectly by the Guarantor in an amount equal to $6.2 million. Disbursements of the holdback amounts are subject to the conditions of the Third Modification Agreement. In the event of disbursements of the holdback amounts, such advances by the Modified Portfolio Revolving Loan Lenders will increase the aggregate principal commitment under the Modified Portfolio Revolving Loan Facility.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
9. DERIVATIVE INSTRUMENTS (CONTINUED)
As of March 31, 2024, the Company has entered into 14 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2024 and December 31, 2023. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2024		December 31, 2023			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2024
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	14	$1,100,000	16	$1,300,000	Fallback SOFR (2)/ Fixed at 1.08% - 1.28% One-month Term SOFR/ Fixed at 2.38% - 3.92%	3.1%	2.1
Interest rate cap (3)	—	$—	1	$125,000	(3)	(3)	(3)
_____________________
(1) In February 2024, the Company terminated two interest rate swap agreements and received aggregate settlement payments of $6.6 million.
(2) Upon cessation of one-month LIBOR on June 30, 2023, eight of the Company’s interest rate swaps which bore interest at one-month LIBOR were automatically converted to a fallback rate (“Fallback SOFR”) plus a 11.448 basis point adjustment. As of March 31, 2024, the Company had two interest rate swaps which had been converted to Fallback SOFR, all with a maturity date of January 1, 2025.
(3) The interest rate cap expired in January 2024.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (dollars in thousands):

		March 31, 2024		December 31, 2023
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	14	$26,246	15	$23,891
Interest rate swaps	Other liabilities, at fair value	—	$—	1	$(175)
Interest rate cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
9. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Derivatives not designated as hedging instruments
Realized gain recognized on interest rate swaps	$(7,070)	$(6,636)
Unrealized (gain) loss on interest rate swaps (1)	(8,904)	13,650
Gains related to swap terminations	(178)	—
Unrealized loss on interest rate cap	—	24
Net (gain) loss on derivative instruments	$(16,152)	$7,038
_____________________
(1) For the three months ended March 31, 2023, unrealized (gain) loss on interest rate swaps included a $2.5 million unrealized loss related to the change in fair value of two off-market interest rate swaps (which expired on November 2, 2023) determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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
March 31, 2024
(unaudited)
10. FAIR VALUE DISCLOSURES (CONTINUED)
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
Real estate equity securities: At March 31, 2024, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2024 and December 31, 2023, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2024			December 31, 2023
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,576,703	$1,573,286	$1,570,332	$1,738,613	$1,735,896	$1,679,259

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
10. FAIR VALUE DISCLOSURES (CONTINUED)
As of March 31, 2024, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$32,290	$32,290	$—	$—
Asset derivatives - interest rate swaps	$26,246	$—	$26,246	$—

11. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor. The Company’s Dealer Manager Agreement with the Dealer Manager terminated on March 15, 2024 upon termination of the Company’s dividend reinvestment plan. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, and entitle the Advisor to reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”) (liquidated May 2023) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
As of January 1, 2023, the Company, together with KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2023, the Company renewed its participation in the program, and the program is effective through June 30, 2024. At renewal on June 30, 2023, due to its liquidation, KBS Growth & Income REIT elected to cease participation in the program and obtained separate insurance coverage.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2024 and 2023, respectively, and any related amounts payable as of March 31, 2024 and December 31, 2023 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2024	2023	2024	2023
Expensed
Asset management fees (1)	$4,943	$5,089	$18,652	$16,992
Reimbursement of operating expenses (2)	118	79	56	416
Disposition fees (3)	414	—	—	—
	$5,475	$5,168	$18,708	$17,408
_____________________
(1) See “Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $25,000 and $25,000 for the three months ended March 31, 2024 and 2023, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2024 and 2023, respectively. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses), and other than future payments pursuant to the Bonus Retention Fund (see below, “–Asset Management Fees”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three months ended March 31, 2024 and 2023, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.
Asset Management Fees
For asset management services, the Company pays the Advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid to the Advisor). In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment (but excluding acquisition fees paid to the Advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid to the Advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid to the Advisor), as of the time of calculation. The Company currently does not pay any asset management fees in connection with the Company’s investment in the equity securities of the SREIT.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
Notwithstanding the foregoing, on November 8, 2022, the Company and the Advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, the Company paid $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposited the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Bonus Retention Fund was fully funded in December 2023 when the Company had deposited $8.5 million in cash into such account. Following such time, the monthly asset management fee became fully payable in cash to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of March 31, 2024, the Company had deposited $8.5 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.
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
Pursuant to the current Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million and the Company had not made any payments to the Advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to March 31, 2024. The Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
As of March 31, 2024 and December 31, 2023, the Company had accrued $18.7 million and $17.0 million of asset management fees, respectively, of which $8.5 million were Deferred Asset Management Fees as of March 31, 2024 and December 31, 2023, and $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of March 31, 2024 and December 31, 2023.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
During the three months ended March 31, 2024 and 2023, the Company recognized $83,000 and $83,000 of revenue related to this lease, respectively.
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
During the three months ended March 31, 2024 and 2023, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
13. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Second Modification of Credit Facility
On July 30, 2021, REIT Properties III, the Company’s indirect wholly owned subsidiary, entered into an unsecured credit facility (as subsequently modified and amended, the “Credit Facility”) with U.S. Bank National Association, as administrative agent (the “Credit Facility Agent”). The current lenders under the Credit Facility are U.S. Bank National Association and Bank of America, N.A. (the “Credit Facility Lenders”). The Credit Facility had a maturity date of July 30, 2024.
On May 10, 2024, REIT Properties III entered into the second modification of credit agreement (the “Second Modification Agreement”) with the Credit Facility Agent and Lenders.
The Second Modification Agreement permanently reduced the aggregate commitment under the Credit Facility to $62.9 million, of which $57.3 million was outstanding at closing and $5.6 million remains available for future disbursement solely for the purpose of remargining the Carillon Mortgage Loan and subject to the terms and conditions contained in the loan documents (the “Remaining Availability”). The Second Modification Agreement also eliminates the revolving portion of the facility and converts the facility to a non-revolving term loan, such that no amounts may be repaid and subsequently reborrowed.
Pursuant to the Second Modification Agreement, the Credit Facility Agent and Lenders waived the requirement for REIT Properties III to comply with the maximum leverage ratio, minimum consolidated net worth requirement, minimum fixed charges coverage ratio and minimum liquidity requirement from December 31, 2023 through and including the maturity date.
The Second Modification Agreement provides that:
(i)    if the Carillon Mortgage Loan is modified such that additional funds in excess of the current outstanding loan balance are available for disbursement for general corporate purposes, then REIT Properties III shall use the additional funds to paydown up to $8.9 million of the principal outstanding under the Credit Facility; and
(ii)    if the Carillon Mortgage Loan is modified such that there is no remargin requirement to extend the Carillon Mortgage Loan or the remargin requirement is less than $5.6 million, the Remaining Availability under the Credit Facility will be reduced for the amount, if any, actually required to remargin the Carillon Mortgage Loan.
In addition, the Second Modification Agreement provides that REIT Properties III, which indirectly owns all of the Company’s properties and holds the Company’s investment in units of the SREIT, will not make any distributions, dividends or redemptions without the consent of the Credit Facility Lenders, except for (i) amounts necessary for the Company to maintain its REIT status under the Internal Revenue Code of 1986, as amended, and to avoid liability for federal and state income or excise taxes, (ii) certain REIT-level general and administrative expenses and (iii) asset management fees allocated to the Company’s properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
13. SUBSEQUENT EVENTS (CONTINUED)
The Second Modification Agreement also amends the maturity date of the loan to the earliest to occur of (i) July 31, 2024, (ii) the date on which the Company raises new equity, debt or a combination both in an amount equal to or not less than $100.0 million and (iii) the date on which the aggregate commitment under the facility is reduced to zero or is otherwise terminated.
Additionally, the Second Modification Agreement provides that an event of default will occur under the Credit Facility upon the occurrence of an event of default under any credit facility for which REIT Properties III is a guarantor (other than non-recourse carveouts).
Finally, the Second Modification Agreement required the Company to cause the equity interests of the Company’s subsidiaries that own 515 Congress, 201 17th Street and Gateway Tech Center to be pledged to the Credit Facility Lenders as security for REIT Properties III’s obligations with respect to the following advances under the Credit Facility: $19.8 million that had been advanced under the Credit Facility as of the closing of the Second Modification Agreement and any of the Remaining Availability advanced in the future.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, high interest rates and persistent inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels in those markets. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow.
•As of May 14, 2024, we have $1.2 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, in addition to raising capital through new equity or debt, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. We also may defer noncontractual expenditures. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”).

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
We have invested in a diverse portfolio of real estate investments. As of March 31, 2024, we owned 14 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
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
We sold 169,006,162 shares of common stock in our now-terminated primary initial public offering for gross offering proceeds of $1.7 billion. We sold 46,154,757 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $471.3 million. We have redeemed or repurchased 74,644,349 shares for $789.2 million. On March 15, 2024, we terminated our dividend reinvestment plan and our share redemption program.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Going Concern Considerations
The accompanying consolidated financial statements and condensed notes in this Quarterly Report have been prepared assuming we will continue as a going concern. The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, high interest rates and persistent inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels, and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels in those markets. Both upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow, which, in large part, provide liquidity for capital expenditures needed to manage our real estate assets.
Due to disruptions in the financial markets, it is difficult to refinance maturing debt obligations as lenders are hesitant to make new loans in the current market environment with so many uncertainties surrounding asset valuations, especially in the office real estate market. As of May 14, 2024, we have $1.2 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
On February 12, 2024, after running an interview process with several investment banks, we engaged Moelis & Company LLC, a global investment bank with expertise in real estate, capital raising and restructuring, to assist us in developing, evaluating and pursuing a comprehensive plan to maximize the value of our assets in a manner that would be beneficial to all of our stakeholders.
We are proactively and productively engaged in discussions with our lenders for the modification and extension of our maturing debt obligations, including the Amended and Restated Portfolio Loan Facility with an outstanding principal balance of $601.3 million as of May 14, 2024. On February 6, 2024, we entered a six-month extension and modification agreement for this facility. Among other requirements, the extension agreement requires that we raise not less than $100.0 million in new equity, debt or a combination of both on or prior to July 15, 2024 and the failure to do so constitutes an immediate default under the facility. The extension agreement also provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered by U.S. Bank, National Association following a default under the following loans (a) our Credit Facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of KBS REIT Properties III LLC, our indirect wholly owned subsidiary, where the demand made or amount guaranteed is greater than $5.0 million.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, in addition to raising capital through new equity or debt, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. We also may defer noncontractual expenditures.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We have also made a significant investment in the common units of the SREIT. Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of March 31, 2024, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. The SREIT also has a significant amount of debt maturing in 2024, which creates additional uncertainty around the value of the units. As of May 14, 2024, the aggregate value of our investment in the units of the SREIT was $26.1 million, which was based solely on the closing price of the units on the SGX-ST of $0.110 per unit as of May 14, 2024, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.770 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
As of March 31, 2024, we had mortgage debt obligations in the aggregate principal amount of $1.6 billion, with a weighted-average remaining term of 0.7 years. As of March 31, 2024, we had $1.2 billion of notes payable maturing during the 12 months ending March 31, 2025. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of issuance of these financial statements. As of March 31, 2024, our debt obligations consisted of $119.6 million of fixed rate notes payable and $1.5 billion of variable rate notes payable. As of March 31, 2024, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements.
We are proactively and productively engaged in discussions with our lenders for the modification and extension of our maturing debt obligations, including the Amended and Restated Portfolio Loan Facility with an outstanding principal balance of $601.3 million as of May 14, 2024. On February 6, 2024, we entered a six-month extension and modification agreement for this facility. Among other requirements, the extension agreement requires that we raise not less than $100.0 million in new equity, debt or a combination of both on or prior to July 15, 2024 and the failure to do so constitutes an immediate default under the facility. The extension agreement also provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered by U.S. Bank, National Association following a default under the following loans (a) our Credit Facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of KBS REIT Properties III LLC, our indirect wholly owned subsidiary, where the demand made or amount guaranteed is greater than $5.0 million.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, in addition to raising capital through new equity or debt, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. We also may defer noncontractual expenditures.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In addition, three of our debt facilities (representing $0.9 billion of our borrowings and 10 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts. However, such cash management accounts decrease our operating flexibility.
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
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of March 31, 2024, our borrowings and other liabilities were approximately 57% of the cost (before deducting depreciation and other noncash reserves) and 60% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
We have not declared any distributions since June 2023. We have experienced a reduction in our net cash flows from operations in recent periods primarily due to higher interest expense. We are unable to predict when or if we will be in a position to pay distributions to our stockholders. Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to pay any dividends or distributions on our common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, on March 15, 2024, we terminated our dividend reinvestment plan. See “—Going Concern Considerations” and “—Market Outlook—Real Estate and Real Estate Finance Markets” herein and Part I, Item 1A, “Risk Factors” and Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Information” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC.
We did not redeem any shares of our common stock during the three months ended March 31, 2024. Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to redeem any shares of our common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, we terminated our share redemption program on March 15, 2024.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2024 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the three months ended March 31, 2024 and 2023, net cash provided by operating activities was $1.9 million and $5.2 million, respectively. Net cash provided by operating activities was lower during the three months ended March 31, 2024 primarily as a result of higher interest expense, a decrease in dividend income received from the SREIT and an increase in legal fees and financial and advisory consulting fees related to our development and pursuit of our capital raising and debt restructuring plan.
Cash Flows from Investing Activities
Net cash provided by investing activities was $37.0 million for the three months ended March 31, 2024 due to $46.9 million of net proceeds from the sale of the McEwen Building, offset by $9.9 million used in improvements to real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities was $42.0 million and primarily consisted of the following:
•$40.1 million of net cash used in debt financing as a result of principal payments on notes payable of $46.9 million and payments of deferred financing costs of $3.2 million, partially offset by proceeds from notes payable of $10.0 million; and
•$1.9 million of restricted cash surrendered in connection with the deed-in-lieu of foreclosure transaction related to 201 Spear Street.
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
Among the fees payable to our advisor is an asset management fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid to our advisor). In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto but is exclusive of acquisition or origination fees paid to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid to our advisor), as of the time of calculation. We currently do not pay asset management fees to our advisor on our investment in units of the SREIT.
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
Pursuant to the current advisory agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The advisory agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred. We have not made any payments to our advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to March 31, 2024.
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
As of March 31, 2024, we had accrued $18.7 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Also, included in accrued asset management fees as of March 31, 2024 is $8.5 million of restricted cash deposited into the Bonus Retention Fund. We had not made any payments to our advisor from the Bonus Retention Fund as of March 31, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Debt Obligations
The following is a summary of our debt obligations as of March 31, 2024 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Outstanding debt obligations (1)	$1,576,703	$1,192,938	$383,765	$—	$—
Interest payments on outstanding debt obligations (2)	86,758	54,806	31,952	—	—
Interest payments on interest rate swaps (3) (4)	—	—	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of March 31, 2024. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. See the above discussion under “—Liquidity and Capital Resources” and “—Going Concern Considerations.”
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2024 (consisting of the contractual interest rate and using interest rate indices as of March 31, 2024, where applicable). We incurred interest expense related to notes payable of $30.0 million, excluding amortization of deferred financing costs totaling $2.5 million, during the three months ended March 31, 2024. We have continued to have discussions with our lenders regarding potential modifications to certain debt obligations, including the Amended and Restated Portfolio Loan Facility, Carillon Mortgage Loan, 3001 & 3003 Washington Mortgage Loan and Accenture Tower Revolving Loan. Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, we expect lenders to demand higher interest rate spreads compared to the existing terms in our current loan agreements as was the case with the modification of the Modified Portfolio Revolving Loan Facility executed during the three months ended March 31, 2024.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of March 31, 2024. In the case where the swapped floating rate (Fallback SOFR or one-month Term SOFR) at March 31, 2024 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(5) We incurred net realized gains related to interest rate swaps of $7.1 million, excluding unrealized gains on derivative instruments of $8.9 million and gains related to swap terminations of $0.2 million, during the three months ended March 31, 2024.
For additional information regarding our debt obligations and loan maturities, see “—Going Concern Considerations,” “—Market Outlook—Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of March 31, 2023, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Subsequent to March 31, 2023, we disposed of an office property in connection with a deed-in-lieu of foreclosure transaction and sold one office property. As a result, as of March 31, 2024, we owned 14 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the three months ended March 31, 2024 and 2023 are not directly comparable. The following table provides summary information about our results of operations for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands):

Comparison of the three months ended March 31, 2024 versus the three months ended March 31, 2023

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2024	2023
Rental income	$65,357	$69,297	$(3,940)	(6)%	$(4,425)	$485
Dividend income from real estate equity securities	540	6,540	(6,000)	(92)%	—	(6,000)
Other operating income	4,331	4,352	(21)	—%	(119)	98
Operating, maintenance and management	17,403	17,651	(248)	(1)%	(816)	568
Real estate taxes and insurance	12,954	14,719	(1,765)	(12)%	(744)	(1,021)
Asset management fees to affiliate	4,943	5,089	(146)	(3)%	(297)	151
General and administrative expenses	5,491	1,591	3,900	245%	n/a	n/a
Depreciation and amortization	27,534	28,497	(963)	(3)%	(1,654)	691
Interest expense	32,452	26,730	5,722	21%	(1,513)	7,235
Net (gain) loss on derivative instruments	(16,152)	7,038	(23,190)	(329)%	—	(23,190)
Impairment charges on real estate	—	26,988	(26,988)	(100)%	(26,988)	—
Unrealized loss on real estate equity securities	(19,512)	(18,347)	(1,165)	6%	—	(1,165)
Gain from extinguishment of debt	56,372	—	56,372	100%	56,372	—
Gain on sale of real estate, net	14,781	—	14,781	100%	14,781	—
Other interest income	330	42	288	686%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 related to the dispositions of properties after January 1, 2023.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $69.3 million for the three months ended March 31, 2023 to $65.4 million for the three months ended March 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024. We expect rental income to decrease in future periods as a result of the disposition of these two properties and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Dividend income from our real estate equity securities decreased from $6.5 million for the three months ended March 31, 2023 to $0.5 million for the three months ended March 31, 2024 due to a decrease in the dividend rate per unit declared by the SREIT. We expect dividend income for our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other operating income decreased slightly from $4.4 million for the three months ended March 31, 2023 to $4.3 million for the three months ended March 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, offset by an increase in parking revenues at properties held throughout both periods as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets and to decrease to the extent we dispose of properties.
Operating, maintenance and management costs decreased from $17.7 million for the three months ended March 31, 2023 to $17.4 million for the three months ended March 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, offset by an overall increase in repairs and maintenance costs and operating costs, including janitorial and utilities, as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance decreased from $14.7 million for the three months ended March 31, 2023 to $13.0 million for the three months ended March 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, a decrease in real estate taxes as a result of a property tax appeal for a real estate property held throughout both periods and a reduction in the property tax estimate as a result of the lower assessed property values related to our real estate properties held throughout both periods. We expect real estate taxes and insurance to vary based on future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees decreased from $5.1 million for the three months ended March 31, 2023 to $4.9 million for the three months ended March 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, offset by an increase due to capital improvements at our real estate properties. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of March 31, 2024, there were $18.7 million of accrued asset management fees, of which $8.5 million were Deferred Asset Management Fees and $8.5 million was restricted cash deposited into the Bonus Retention Fund. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “— Liquidity and Capital Resources” herein.
General and administrative expenses increased from $1.6 million for the three months ended March 31, 2023 to $5.5 million for the three months ended March 31, 2024, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our capital raising and debt restructuring plan. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs. We expect general and administrative expenses to remain elevated in the future due to higher portfolio legal fees and consulting fees we expect to incur in 2024.
Depreciation and amortization decreased from $28.5 million for the three months ended March 31, 2023 to $27.5 million for the three months ended March 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, offset by an increase in capital improvements as a result of lease commencements at a property. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense increased from $26.7 million for the three months ended March 31, 2023 to $32.5 million for the three months ended March 31, 2024. Included in interest expense was (i) $25.7 million and $30.0 million of interest expense payments for the three months ended March 31, 2023 and 2024, respectively, and (ii) the amortization of deferred financing costs of $1.0 million and $2.5 million for the three months ended March 31, 2023 and 2024, respectively. The increase in interest expense was primarily due to higher one-month BSBY and one-month Term SOFR during the three months ended March 31, 2024 and the impact on interest expense related to our variable rate debt and debt refinancings. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings and to increase if interest rate spreads are higher when we refinance our existing loans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We recognized net gain on derivative instruments of $16.2 million for the three months ended March 31, 2024. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $7.1 million, (ii) unrealized gain on interest rate swaps of $8.9 million, and (iii) gains related to swap terminations of $0.2 million for the three months ended March 31, 2024. We recognized net loss on derivative instruments of $7.0 million for the three months ended March 31, 2023. Included in net loss on derivative instruments was (i) unrealized loss on interest rate swaps of $13.7 million, (ii) fair value loss on interest rate cap of $24,000, offset by (iii) realized gain on interest rate swaps of $6.6 million for the three months ended March 31, 2023. The change in net (gain) loss on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the three months ended March 31, 2024. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges.
During the three months ended March 31, 2023, we recorded non-cash impairment charges of $27.0 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows being lower than the net carrying value of the property. As a result, 201 Spear Street was valued at substantially less than the outstanding mortgage debt. Subsequent to March 31, 2023, the borrower under the 201 Spear Street Mortgage Loan (the “Spear Street Borrower”) entered into a deed-in-lieu of foreclosure transaction with the lender of the 201 Spear Street Mortgage Loan (the “Spear Street Lender”). On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. We did not record any non-cash impairment charges during the three months ended March 31, 2024.
During the three months ended March 31, 2024 and 2023, we recorded unrealized losses on real estate equity securities of $19.5 million and $18.3 million, respectively, as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST.
During the three months ended March 31, 2024, we recognized a gain on extinguishment of debt of $56.4 million in connection with the deed-in-lieu of foreclosure transaction related to the 201 Spear Street Mortgage Loan. The gain on extinguishment of debt related to the 201 Spear Street Mortgage Loan represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $128.7 million and the carrying value of the real estate property and other assets of approximately $72.3 million, at the time of the transfer of the 201 Spear Street property and other assets in satisfaction of the loan.
We recognized a gain on sale of real estate of $14.8 million during the three months ended March 31, 2024 related to the disposition of the McEwen Building in February 2024. We did not dispose of any real estate during the three months ended March 31, 2023.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, gain from extinguishment of debt, unrealized losses (gains) on derivative instruments and gains related to swap terminations are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
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
•Gain from extinguishment of debt. A gain from extinguishment of debt represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the gain from extinguishment of debt in our calculation of MFFO because these gains do not impact the current operating performance of our investments and do not provide an indication of future operating performance;
•Unrealized loss (gain) on derivative instruments. These adjustments include unrealized losses (gains) from mark-to-market adjustments on interest rate swaps and the interest rate cap. The change in fair value of interest rate swaps and the interest rate cap not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense. We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements and interest rate cap; and
•Gains related to swap terminations. Gains related to swap terminations represent the difference between the settlement fees received and the value of interest rate swaps terminated, which are included in net (gain) loss on derivative instruments. Although these amounts increase net income, we exclude them from MFFO to more appropriately reflect the ongoing impact of our interest rate swap agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2024 and 2023 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2024	2023
Net income (loss)	$37,574	$(66,419)
Depreciation of real estate assets	23,496	24,047
Amortization of lease-related costs	4,038	4,450
Impairment charges on real estate	—	26,988
Unrealized loss on real estate equity securities	19,512	18,347
Gain on sale of real estate, net	(14,781)	—
FFO	69,839	7,413
Straight-line rent and amortization of above- and below-market leases, net	(3,648)	(4,434)
Gain from extinguishment of debt	(56,372)	—
Unrealized (gain) loss on derivative instruments	(8,904)	13,674
Gains related to swap terminations	(178)	—
MFFO	$737	$16,653

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. There have been no significant changes to our policies during 2024.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Second Modification of Credit Facility
On July 30, 2021, REIT Properties III, our indirect wholly owned subsidiary, entered into an unsecured credit facility (as subsequently modified and amended, the “Credit Facility”) with U.S. Bank National Association, as administrative agent (the “Credit Facility Agent”). The current lenders under the Credit Facility are U.S. Bank National Association and Bank of America, N.A. (the “Credit Facility Lenders”). The Credit Facility had a maturity date of July 30, 2024.
On May 10, 2024, REIT Properties III entered into the second modification of credit agreement (the “Second Modification Agreement”) with the Credit Facility Agent and Lenders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Second Modification Agreement permanently reduced the aggregate commitment under the Credit Facility to $62.9 million, of which $57.3 million was outstanding at closing and $5.6 million remains available for future disbursement solely for the purpose of remargining the Carillon Mortgage Loan and subject to the terms and conditions contained in the loan documents (the “Remaining Availability”). The Second Modification Agreement also eliminates the revolving portion of the facility and converts the facility to a non-revolving term loan, such that no amounts may be repaid and subsequently reborrowed.
Pursuant to the Second Modification Agreement, the Credit Facility Agent and Lenders waived the requirement for REIT Properties III to comply with the maximum leverage ratio, minimum consolidated net worth requirement, minimum fixed charges coverage ratio and minimum liquidity requirement from December 31, 2023 through and including the maturity date.
The Second Modification Agreement provides that:
(i)    if the Carillon Mortgage Loan is modified such that additional funds in excess of the current outstanding loan balance are available for disbursement for general corporate purposes, then REIT Properties III shall use the additional funds to paydown up to $8.9 million of the principal outstanding under the Credit Facility; and
(ii)    if the Carillon Mortgage Loan is modified such that there is no remargin requirement to extend the Carillon Mortgage Loan or the remargin requirement is less than $5.6 million, the Remaining Availability under the Credit Facility will be reduced for the amount, if any, actually required to remargin the Carillon Mortgage Loan.
In addition, the Second Modification Agreement provides that REIT Properties III, which indirectly owns all of our properties and holds our investment in units of the SREIT, will not make any distributions, dividends or redemptions without the consent of the Credit Facility Lenders, except for (i) amounts necessary for us to maintain our REIT status under the Internal Revenue Code of 1986, as amended, and to avoid liability for federal and state income or excise taxes, (ii) certain REIT-level general and administrative expenses and (iii) asset management fees allocated to our properties.
The Second Modification Agreement also amends the maturity date of the loan to the earliest to occur of (i) July 31, 2024, (ii) the date on which the Company raises new equity, debt or a combination both in an amount equal to or not less than $100.0 million and (iii) the date on which the aggregate commitment under the facility is reduced to zero or is otherwise terminated.
Additionally, the Second Modification Agreement provides that an event of default will occur under the Credit Facility upon the occurrence of an event of default under any credit facility for which REIT Properties III is a guarantor (other than non-recourse carveouts).
Finally, the Second Modification Agreement required the Company to cause the equity interests of the Company’s subsidiaries that own 515 Congress, 201 17th Street and Gateway Tech Center to be pledged to the Credit Facility Lenders as security for REIT Properties III’s obligations with respect to the following advances under the Credit Facility: $19.8 million that had been advanced under the Credit Facility as of the closing of the Second Modification Agreement and any of the Remaining Availability advanced in the future.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2024, the fair value of our fixed rate debt was $119.6 million and the outstanding principal balance of our fixed rate debt was $119.6 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2024. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2024, we were exposed to market risks related to fluctuations in interest rates on $357.1 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. Based on interest rates as of March 31, 2024, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2025, interest expense on our variable rate debt would increase or decrease by $3.6 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of March 31, 2024 were 7.5% and 5.7%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of March 31, 2024 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2024 where applicable.
We continue to have discussions with our lenders regarding potential modifications to certain debt obligations, including the Amended and Restated Portfolio Loan Facility, Carillon Mortgage Loan, 3001 & 3003 Washington Mortgage Loan and Accenture Tower Revolving Loan. Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, we expect lenders to demand higher interest rate spreads compared to the existing terms in our current loan agreements as was the case with the modification of the Modified Portfolio Revolving Loan Facility executed during the three months ended March 31, 2024. We utilize interest rate swaps to manage interest rate risk, and in particular fluctuations in the variable rate, namely SOFR, but these interest rate swaps will not mitigate any risk related to higher interest rate spreads. As a result, we expect interest expense and our weighted-average effective interest rate to increase in the future as a result of recent extensions and as we continue to refinance our maturing debt. For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook – Real Estate and Real Estate Finance Markets” and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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
As of March 31, 2024, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. As of March 31, 2024, the aggregate value of our investment in the units of the SREIT was $32.3 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.136 per unit as of March 31, 2024, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. This is a decrease of $0.744 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019. Due to the disruptions in the financial markets, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. The SREIT also has a significant amount of debt maturing in 2024, which adds additional uncertainty around the value of the units. Based solely on the closing price per unit of the SREIT units as of March 31, 2024, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $3.2 million.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a).During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b).Not applicable.
c).Due to certain restrictions and covenants included in one of our credit facilities, we do not expect to redeem any shares of our common stock during the term of the loan agreement, which has a maturity date of March 1, 2026. As a result, on March 15, 2024, our board of directors terminated our share redemption program. We did not redeem or repurchase any shares of our common stock during the three months ended March 31, 2024.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

10.1
Fourth Loan Modification and Extension Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, and KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC, Bank of America, N.A. and the Lenders, effective as of February 6, 2024

10.2
Additional Advance and Third Modification Agreement by and among KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, and KBSIII 201 17th Street, LLC, U.S. Bank National Association, and Lenders dated as of February 9, 2024

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

10.3	Modification of Guaranty and Consent and Reaffirmation of Guarantor by KBS REIT Properties III, LLC dated as of February 9, 2024

10.4	Additional Advance and Third Modification Agreement (Short Form – 515 Congress Senior Loan) by and between KBSIII 515 Congress, LLC and U.S. Bank National Association, dated as of February 9, 2024

10.5	Additional Advance and Third Modification Agreement (Short Form – 515 Congress Junior Loan) by and between KBSIII 515 Congress, LLC and U.S. Bank National Association, dated as of February 9, 2024

10.6	Additional Advance and Third Modification Agreement (Short Form – McEwen) by and between KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated as of February 9, 2024

10.7	Additional Advance and Third Modification Agreement (Short Form – Gateway Tech Project) by and between KBSIII 155 North 400 West, LLC and U.S. Bank National Association, dated as of February 9, 2024

10.8	Third Modification Agreement (Short Form – 201 17th Street Project) by and between KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated as of February 9, 2024

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 14, 2024	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 14, 2024	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)